Form 10-Q
period 1995-03-31
PRESIDENTIAL LIFE CORP
filed 1995-05-02
CIK 80124

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

                                        OR

     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ................ to ................


Commission File Number 0-5486


                         PRESIDENTIAL LIFE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                  13-2652144
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

69 Lydecker Street, Nyack, New York                            10960
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      914 - 358-2300



(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES   X       NO

     There were 33,709,473 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on May 1, 1995.

                                       INDEX


Part I - Financial Information                                 Page No.

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets March 31, 1995
     (Unaudited) and December 31, 1994.............................      3

     Consolidated Statements of Income (Unaudited) - For
     the Three Months Ended March 31, 1995 and 1994................      4

     Consolidated Statements of Shareholders'
     Equity (Unaudited) - For the Three Months Ended
     March 31, 1995 and 1994.......................................      5

     Consolidated Statements of Cash Flows (Unaudited) - For
     the Three Months Ended March 31, 1995 and 1994................      6

     Notes to (Unaudited) Consolidated Financial Statements........     7-9

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........   10-16


Part II - Other Information.........................................      17

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a
              Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


Signatures..........................................................      18




                PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)
                                                March 31,      December 31,
                                                  1995             1994
                                                       (UNAUDITED)
ASSETS:
Investments:
   Fixed maturities:
    Held to maturity at amortized cost (Market value of
     $261,684 and $210,858, respectively)         $  262,624     $  221,362
    Available for sale at market (Cost of
     $1,340,983 and $1,362,366, respectively)      1,318,863      1,290,825
   Common stocks (Cost of $39,121
     and $36,507, respectively)                       41,146         38,074
   Mortgage Loans                                     19,404         17,623
   Real Estate                                           431            432
   Policy Loans                                       18,118         18,741
   Short-term investments                            211,457        130,124
   Other invested assets                             157,099        142,488
          Total investments                        2,029,142      1,859,669

Cash and cash equivalents                                460           (772)
Accrued investment income                             26,647         22,797
Deferred policy acquisition costs                     51,127         58,319
Furniture and equipment, net                             482            529
Amounts due from reinsurers                            8,062          7,460
Amounts due from investment transactio ns                944         52,588
Deferred federal income taxes                              0          7,566
Federal income tax recoverable                         5,606          9,134
Other assets                                           2,083          2,135
Assets held in separate account                        6,478          6,619
          TOTAL ASSETS                            $2,131,031     $2,026,044

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
   Policyholders' account balances                $1,251,870     $1,255,691
   Future policy benefits:
    Annuity                                          361,448        361,331
    Life and accident and h ealth                     46,429         46,572
   Other policy liabilities                            4,030          3,201
          Total policy liabilities                 1,663,777      1,666,795
Dollar Repurchase Agreements                         103,097         39,363
Other notes payable                                   50,000         50,000
Deposits on policies to be issued                      2,673          1,605
Deferred federal income taxes                          7,109              0
General expenses and taxes accrued                     5,224          3,751
Other liabilities                                        493          1,958
Liabilities related to separate account                6,478          6,619
          Total liabilities                        1,838,851      1,770,091

Shareholders' Equity:
   Capital stock ($.01 par value, authorized
    100,000,000 shares, issued and outstanding
    33,709,473 shares in 1995 and 33,709,473
    shares in 1994)                                      337            337
   Additional paid-in-capital                         31,751         31,751
   Net unrealized investment loss es                 (11,398)       (39,463)
   Retained earnings                                 271,490        263,328

    Total Shareholders' Equity                       292,180        255,953

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $2,131,031     $2,026,044


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



          PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

                                                  THREE MONTHS ENDED
                                                        MARCH 31
                                                      (UNAUDITED)
                                                  1995           1994
REVENUES:
 Insurance Revenues:
    Premiums                                 $       597   $       512
    Annuity considerations                           492           132
    Universal life and investment
      type policy fee income                         470           504
 Net investment income                            37,035        39,249
 Realized investment gains                         6,875         6,442
 Other income                                        637           300

         TOTAL REVENUES                           46,106        47,139

BENEFITS AND EXPENSES:
 Death and other life insurance benefits           1,831         1,701
 Annuity benefits                                  8,724         9,011
 Interest credited to policyholders'
    account balances                              19,204        19,193
 Interest expense on notes payable                 1,171         1,367
 Other interest and other charges                    194            75
 Decrease in liability for future
    policy benefits                                 (217)        (798)
 Commissions to agents, net                          746           374
 General expenses and taxes                        2,644         2,923
 Decrease in deferred policy
    acquisition costs                                509           924

         TOTAL BENEFITS AND EXPENSES              34,806        34,770

Income before income taxes                        11,300        12,369

Provision (benefit) for income taxes
 Current                                           3,575        3,532
 Deferred                                           (437)        (626)
                                                   3,138         2,906

NET INCOME                                   $     8,162   $     9,463

Income per share                             $       .24   $       .28

Weighted average number of shares
outstanding during the period                 33,709,473    33,865,181


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.




PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)


                                     Net
                    Additional  Unrealized
           Capital   Paid-in-    Investment    Retained   Treasury
           Stock     Capital   Gains (Losses)  Earnings   Stock     Total

Balance at
12/31/93    $339    $32,517    $  5,130        $226,461  $    0   $264,447

Net Income                                        9,463              9,463

Stock issued
for options               5                                              5

Increase
in
Unrealized
Investment
Gains, Net                       12,965                              12,965

Balance at
3/31/94     $339    $32,522    $ 18,095        $235,924   $    0   $286,880

Balance at
12/31/94    $337    $31,751    $(39,463)       $263,328   $    0   $255,953

Net Income                                        8,162               8,162

Increase
in
Unrealized
Investment
Gains, Net                       28,065                              28,065

Balance at
3/31/95     $337    $31,751    $(11,398)       $271,490   $    0   $292,180

The accompanying notes are an integral part of the Unaudited Consolidated
Financial Statements.




                PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                         THREE MONTHS ENDED
                                                             MARCH 31
                                                             (UNAUDITED)
                                                         1995         1994

OPERATING ACTIVITIES:
   Net income                                        $   8,162   $   9,463
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision (benefit) for deferred income
      taxes                                               (437)       (626)
      Depreciation and amortization                        127         142
      Net accrual of discount on fixed maturi ies           (3)       (796)
      Realized investment losses (gains)                (6,875)     (6,442)
   Changes in:
      Accrued investment income                         (3,850)     (1,303)
      Deferred policy acquisition cost                     509         928
      Liability for future policy benefits                  26      (1,094)
      Other items                                        8,783       4,222

         Net Cash Provided By Operating Activities       6,442       4,494

INVESTING ACTIVITIES:
   Fixed Maturities:
    Held for Investment:
      Acquisitions                                     (42,324)    (34,191)
      Sales                                                  0           0
      Maturities, calls and repayments                     717         330
    Available for Sale:
      Acquisitions                                      (2,450)   (209,731)
      Sales                                                506      25,012
      Maturities, calls and repayments                   8,997      96,973
   Common Stocks:
      Acquisitions                                     (12,997)    (24,130)
      Sales                                             26,820       2,902
   Decrease (Increase) in short term
    investments and policy loans                       (80,710)    227,045
   Other Invested Assets:
    Additions to other invested assets                 (20,358)    (52,337)
    Distributions from other invested assets             5,747       3,376
   Purchase of property and equipment                       (5)          0
   Mortgage loan on real estate                         (1,781)          0
   Amount due from security transactions                51,644           0
   Other items                                               0          86

         Net Cash Provided By (Used In)
            Investing Activities                       (66,194)     35,335

FINANCING ACTIVITIES:
   Proceeds from Dollar Repurchase Agreements          271,297     254,317
   Repayment of Dollar Repurchase Agreements          (207,563)   (259,242)
   Decrease in notes payable                                 0     (44,745)
   Decrease in policyholders' account balances          (3,821)     (9,159)
   Deposits on policies to be issued                     1,068        (536)
   Other items                                               3           5

          Net Cash Provided By (Used In)
            Financing Activities                        60,984     (59,360)

   Increase (decrease) in Cash and Cash
    Equivalents                                          1,232     (19,531)

Cash and Cash Equivalents at Beginning of
Period                                                    (772)     20,200

Cash and Cash Equivalents at End of Period           $     460   $     669

Supplemental Cash Flow Disclosure:

   Income Taxes Paid                                 $      47   $   3,063

   Interest Paid                                     $       0   $     813

The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A.  Business

      Presidential Life Corporation ("the Company"), through its wholly-owned subsidiary Presidential Life Insurance Company ("Insurance Company"), is engaged in the sale of life insurance and annuities.

   B.  Basis of Presentation and Principles of Consolidation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1994.

   C.  Investments

      Fixed maturities held to maturity include bonds and redeemable preferred stocks and are carried at amortized cost unless a decline in market value is considered to be other than temporary. Management believes that the Company has the ability to hold such investments to maturity and it is the intent of management to hold such securities to maturity.

      Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and unrealized losses, net of the effects of amortization of deferred policy acquisition costs of approximately ($3.1) million and deferred Federal income taxes of approximately ($6.4) million, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary.

      "Other invested assets" are recorded at the lower of cost or market and primarily include interests in limited partnerships, which principally are engaged in venture capital, acquisitions of private growth companies, debt restructuring and merchant banking. Limited partnership interests usually are not registered and typically are illiquid. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnerships interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the

   C.  Investments - continued

aggregate, exceeds their related carrying value as of March 31, 1995 and December 31, 1994. As of March 31, 1995, the Company was committed to contribute, if called upon, an aggregate of approximately $41.6 million of additional capital to certain of these limited partnerships.

      In evaluating whether an investment security or other investment has suffered an impairment in value which is deemed to be "other than temporary", management considers all available evidence. When a decline in the value of an investment security or other investment is considered to be other than temporary, the investment is reduced to its net realizable value, which becomes the new cost basis. The amount of reduction is recorded as a realized loss. A recovery from the adjusted cost basis is recognized as a realized gain only at sale.

      The Company participates in "dollar roll" repurchase agreement transactions to enhance investment income. Dollar roll transactions involve the sale of certain mortgage backed securities to a holding institution and a simultaneous agreement to purchase substantially similar securities for forward settlement at a lower dollar price. The proceeds are invested in short-term securities at a positive spread until the settlement date of the similar securities. During this period, the holding institution receives all income and prepayments for the security. Dollar roll repurchase agreement transactions are treated as financing transactions for financial reporting purposes.

      As part of a proposed rehabilitation plan for Fidelity Mutual Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) stake in a Fidelity subsidiary insurance holding company. In addition, the Company has agreed to purchase $25 million of Senior Notes of such company.

   D.  Federal Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires an asset and liability method in recording income taxes on all transactions that have been recognized in the financial statements. SFAS 109 provides that deferred taxes be adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized.

2.  INVESTMENTS

    The following table lists the carrying values of securities owned of any one issuer that aggregate 10% or more of Shareholders' Equity as of March 31, 1995.

                                  Amounts At Which Shown
                              In Consolidated Balance Sheet
                                     (in thousands)

         U.S. Government & Government Agencies             $491,868


    Securities with a carrying value of approximately $4.9 million were on deposit with various state insurance departments to comply with applicable insurance laws.


3.  NOTES PAYABLE

    Notes payable at March 31, 1995 and December 31, 1994 consist of $50 million,
9 1/2% Senior Notes ("Senior Notes") due December 15, 2000. Interest is payable June 15 and December 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of March 31, 1995, such unamortized costs were $1.7 million. There are no principal payments required for the senior notes over the next five years.

    Covenants

    The indenture governing the senior notes contains covenants relating to limitations on additional indebtedness, restricted payments, liens and sale or issuance of capital stock of the Insurance Company. In the event the Company violates such covenants as defined in the indenture, the Company is obligated to offer to repurchase 25% of the outstanding principal amount of such notes. The Company believes that it is in compliance with all of the covenants.

4.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

    The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the three months ended March 31, 1995 reflect the reduction in the deferred tax asset as of March 31, 1995. The Company's effective tax rate for the three months ended March 31, 1995 and 1994 was 27.8% and 23.5%, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    General

    The Company operates principally in a single business segment with two primary lines of business-individual life insurance and individual annuities. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as single premium deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances. With respect to products that are accounted for as policyholder account balances, revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from the policyholder's account balance. The Company's operating earnings are derived primarily from these revenues, plus the Company's investment results, including realized gains (losses), less interest credited, benefits to policyholders and expenses.

    Certain costs related to the sale of new business are deferred as "deferred policy acquisition costs" ("DAC") and amortized into expenses in proportion to the recognition of earned revenues. Costs deferred include principally commissions, certain expenses of the policy issue and underwriting departments and certain variable sales expenses. Under certain circumstances, DAC will be expensed earlier than originally estimated, including those circumstances where the policy terminations are higher than originally estimated with respect to certain annuity products. Most of the Company's annuity products have surrender charges which are designed to discourage and mitigate the effect of early terminations.

    On June 20, 1994 the Insurance Company was notified that its A.M. Best rating was raised to "A- (Excellent)."

    Results of Operations

    Comparison of three months ended March 31, 1995 compared to three months ended March 31, 1994.

    Revenues

    Annuity Considerations and Life Insurance Premiums

    Total annuity considerations and life insurance premiums increased to approximately $1,089 thousand for the three months ended March 31, 1995 from approximately $644 thousand for the three months ended March 31, 1994, an increase of approximately 69.1%. Of this amount, annuity considerations increased to approximately $492 thousand for the three months ended March 31, 1995 from approximately $132 thousand for the three months ended March 31, 1994, an increase of approximately 272.7%. Sales of single premium immediate annuity products increased during the three months ended March 31, 1995 compared to the three months ended March 31, 1994.

    Policy Fee Income

    Universal life and investment type policy fee income was approximately $470 thousand for the three months ended March 31, 1995, as compared to approximately $504 thousand for the three months ended March 31, 1994. This represents approximately a
6.7% decrease. This decrease was primarily attributable to the lower level of surrender charges incurred by annuitants in connection with their annuity contracts during the three months ended March 31, 1995.

    Net Investment Income

    Net investment income totaled approximately $37.0 million during the first three months of 1995, as compared to approximately $39.2 million during the first three months of 1994. This represents a decrease of approximately 5.6%. The Company has reduced its exposure to below investment grade securities by replacing such securities with investment grade securities at lower yields resulting in the Company's net investment income having been reduced. The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended March 31, 1995 and December 31, 1994 was approximately 7.9% and 7.8%, respectively.

    Realized Investment Gains and Losses

    Realized investment gains amounted to approximately $6.9 million during the first three months of 1995, as compared to approximately $6.4 million during the first three months of 1994. More than half of the realized capital gains for the three months ended March 31, 1995 were attributable to distributions of capital gains from the Company's investments in certain limited partnerships, which partially were offset by realized investment losses of approximately $1.9 million attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

    Total Benefits and Expenses

    Total benefits and expenses for the three months ended March 31, 1995 aggregated approximately $34.8 million, as compared to approximately $34.8 million for the three months ended March 31, 1994. This represents no change from the first quarter of 1994.

    Interest Credited and Benefits to Policyholders

    Interest credited and other benefits to policyholders amounted to approximately $29.7 million for the three months ended March 31, 1995, as compared to approximately $29.2 million for the three months ended March 31, 1994. This represents an increase of approximately 1.9%.
This increase principally is attributable to higher average credited interest rates of 6.3% and 6.1% for the three months ended March 31, 1995 and 1994, partially offset by a lower level of policyholder account balances. As a result of the increasing interest rate environment, the Insurance Company has raised its credited rate of interest on its newly issued single premium deferred annuity products and has increased rates overall on all of its other interest-sensitive products. In addition, the renewal rates on existing policies were increased on their respective renewal dates.

    The Insurance Company's average credited rate for reserves and account balances for the three months ended March 31, 1995 and 1994 were approximately 5.9% and 6.0%, respectively. These rates were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

    Interest Expense on Notes Payable

    The interest expense on the Company's notes payable amounted to approximately $1.2 million for the three months ended March 31, 1995, and approximately $1.4 million for the three months ended March 31, 1994. The decrease is directly attributable to the Company repurchasing its subordinated notes in January of 1994.

    General Expenses, Taxes and Commissions

    General expenses, taxes and commissions to agents totaled approximately $3.4 million for the three months ended March 31, 1995, as compared to approximately $3.3 million for the three months ended March 31, 1994. This represents approximately a 2.8% increase. The increase principally is attributable to higher commissions paid as a result of an increase in sales of single premium deferred annuities in 1995 partially offset by lower general expenses.

    Deferred Policy Acquisition Costs

    A change in the net Deferred Policy Acquisition Costs for the three months ended March 31, 1995 resulted in a charge of approximately $509 thousand, as compared to a charge of approximately $924 thousand for the three months ended March 31, 1994, a decrease of approximately 45.0%.

    Income Before Income Taxes

    For the reasons discussed above, income before income taxes amounted to approximately $11.3 million for the three months ended March 31, 1995, as compared to approximately $12.4 million for the three months ended March 31, 1994.

    Income Taxes

    Income tax expense was $3.1 million for the first three months of 1995 as compared to approximately $2.9 million for the first three months of 1994. This increase is primarily attributable to higher realized capital gains for the three months ended March 31, 1995.

    Net Income

    For the reasons discussed above, the Company had net income of approximately $8.2 million during the three months ended March 31, 1995 and net income of approximately $9.5 million during the three months ended March 31, 1994.

    Liquidity and Capital Resources

    The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company.

    The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York law. New York law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first quarter of 1995 and 1994, the Insurance Company did not pay dividends to the Company. During the fiscal year 1994, the Insurance Company paid dividends of $12 million to the Company.

    Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $6.4 million and $4.5 million during the three months ended March 31, 1995 and 1994, respectively. Net cash provided by (used in) the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately ($66.2) million, and $35.3 million during the three months ended March 31, 1995 and 1994, respectively.

    For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company are also considered to be a financing activity. In addition, as previously discussed, the Company participates in dollar roll repurchase agreements which are considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $61.0 million, and $(59.3) million during the three months ended March 31, 1995 and 1994, respectively. This fluctuation primarily is attributable to the increased activity in dollar roll repurchase agreements during the three months ended March 31, 1995 and the repayment of its subordinated notes in January of 1994.

    In January 1994, the Company prepaid $44.7 million principal value of its subordinated notes. These Notes bore interest at a rate of 11.125% per annum. The Company currently has no bank lines of credit.

    The indenture governing the senior notes contains covenants relating to limitations on additional indebtedness, restricted payments, liens and sale or issuance of capital stock of the Insurance Company. In the event the Company violates such covenants as defined in the indenture, the Company is obligated to offer to repurchase 25% of the outstanding principal amount of such notes. The Company believes that it is in compliance with all of the covenants.

    Given the Insurance Company's historic cash flow and current financial results, management believes that, for the next twelve months and for the reasonably foreseeable future, the Insurance Company's cash flow from operating activities will provide sufficient liquidity for the operations of the Insurance Company, as well as provide sufficient funds to the Company, so that the Company will be able to make dividend payments, satisfy its debt service obligations and pay its other operating expenses.

    To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 9.9% and 6.4% as of March 31, 1995, and December 31, 1994, respectively). The weighted average duration of the Company's investment portfolio was approximately seven years as of March 31, 1995. The Company's available for sale category includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

    The Company maintains a portfolio which includes below investment grade securities which were purchased to achieve a more favorable investment yield, substantially all of which are classified as available for sale and reported at fair value. As of March 31, 1995, the carrying value of these securities was approximately $164 million (representing approximately 7.7% of the Company's total assets and 56.1% of shareholders' equity) and the estimated market value of these securities was approximately $159 million (representing approximately 7.4% of the Company's total assets and 54.3% of shareholders' equity).

    The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSDI"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of March 31, 1995, approximately 8.4% of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

    Management expects that (primarily as a result of calls, redemptions and repayments) the percentage of the Company's portfolio invested in below investment grade securities will decline over time. No new investments in below investment grade bonds have been made since the first quarter of fiscal 1990, but some investment grade corporate securities have been downgraded. Notwithstanding the foregoing, the Company's investment policies may change from time to time in response to market and other conditions.

    Investments in below investment grade securities have different risks than investments in corporate debt securities rated investment grade. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities because below investment grade securities generally are unsecured and often are subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have high levels of indebtedness and often are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Typically, there only is a thinly traded market for such securities and recent market quotations may not be available for some of these securities. Market quotes generally are available only from a limited number of dealers and may not represent firm bids of such dealers or prices for actual sales. The Company attempts to reduce the overall risk in its below investment grade portfolio, as in all of its investments, through careful credit analysis, investment policy limitations, and diversification by company and by industry.

    As of March 31, 1995, approximately 7.7% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $41.6 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. Pursuant to NYSDI regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. The Company may make selective investments in additional limited partnerships as opportunities arise. Interests held by the Company in limited partnerships usually are not registered with the Commission and typically are illiquid. In addition, there can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

    As previously discussed, the Company participates in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $103.1 million and $39.4 million at March 31, 1995 and December 31, 1994, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

    As part of a proposed rehabilitation plan for Fidelity Mutual Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) stake in a Fidelity subsidiary insurance holding company. In addition, the Company has agreed to purchase $25 million of Senior Notes of such company.

    All 50 states of the United States, the District of Columbia and Puerto Rico have insurance guaranty fund laws requiring all life insurance companies doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual obligations under insurance policies (and certificates issued under group insurance policies) issued by impaired or insolvent life insurance companies. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's solvency. The amount of these assessments in prior years has not been material, however, the amount and timing of any future assessment on the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Company and the Insurance Company. Recent failures of substantially larger insurance companies could result in future assessments in material amounts.

    Effects of Inflation and Interest Rate Changes

    Management does not believe that inflation has had a material adverse effect on the Company's consolidated results of operations. The Company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline (as was the case in fiscal 1993 and 1992), the Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates, and vice versa. Management is aware that prevailing market interest rates frequently shift and, accordingly, the Company has adopted strategies which are designed to address either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company's average cost of funds would be expected to increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. Concurrently, the Company would attempt to place new funds in investments which were matched in duration to, and higher yielding than, the liabilities assumed. Management believes that liquidity necessary to fund withdrawals would be available through income, cash flow, the Company's cash reserves or from the sale of short-term investments. In a declining interest rate environment, the Company's cost of funds would be expected to decrease over time, reflecting lower interest crediting rates on its fixed annuities. Should increased liquidity be required for withdrawals, management believes that the portion of the Company's investments which are designated as available for sale in the Company's consolidated balance sheet could be sold without materially adverse consequences in light of the general strengthening which would be expected in the fixed maturity security market.

    Interest rate changes also may have temporary effects on the sale and profitability of the universal life and annuity products offered by the Company. For example, if interest rates rise, competing investments (such as annuity or life insurance products offered by the Company's competitors, certificates of deposit, mutual funds and similar instruments) may become more attractive to potential purchasers of the Company's products until the Company increases the rates credited to holders of its universal life and annuity products. In contrast, as interest rates fall, the Company attempts to lower its credited rates to compensate for the corresponding decline in its net investment income. As a result, changes in interest rates could materially adversely effect the financial condition and results of operations of the Company depending on the attractiveness of alternative investments available to the Company's customers. In that regard, in the current low interest rate environment, the Company has attempted to maintain its credited rates at competitive levels which are designed to discourage surrenders and which may be considered attractive to purchasers of new annuity products. In addition, because the level of prevailing interest rates impacts the Company as well as its competition, management does not believe that the low interest rate environment has materially affected the Company's competitive position vis a vis other life insurance companies that emphasize the sale of annuity products. Notwithstanding the foregoing, if interest rates continue at current levels, there can be no assurance that this segment of the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales and thereby be materially adversely affected.


                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 1, 1995, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    a)  Exhibits

      None

    b)  Reports on Form 8-K

      None





                              PRESIDENTIAL LIFE CORPORATION
                                    MARCH 31, 1995


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Presidential Life Corporation
                                                (Registrant)


Date:  May 1, 1995                      /s/ Herbert Kurz
                                   Herbert Kurz, President and Duly
                               Authorized Officer of the Registrant


Date:  May 1, 1995                     /s/ Michael V. Oporto
                                      Michael V. Oporto, Principal
                              Accounting Officer of the Registrant