Form 10-Q
period 1995-06-30
PRESIDENTIAL LIFE CORP
filed 1995-08-14
CIK 80124

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995

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

     There were 33,525,684 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on August 10, 1995.


                                      INDEX


Part I - Financial Information                                        Page No.

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets June 30, 1995
   (Unaudited) and December 31, 1994..............................   3

   Consolidated Statements of Income (Unaudited) - For
   the Six Months Ended June 30, 1995 and 1994...................    4

   Consolidated Statements of Income (Unaudited) - For
   the Three Months Ended June 30, 1995 and 1994.................    5

   Consolidated Statements of Shareholders'
   Equity (Unaudited) - For the Six Months Ended
   June 30, 1995 and 1994........................................    6

   Consolidated Statements of Cash Flows (Unaudited) - For
   the Six Months Ended June 30, 1995 and 1994...................    7

   Notes to (Unaudited) Consolidated Financial Statements........     8-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............    11-17


Part II - Other Information......................................... 18

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities

   Item 3.  Defaults Upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K


Signatures.......................................................... 19





            PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data)

                                                  June 30,      December 31,
                                                    1995            1994
                                                        (UNAUDITED)

ASSETS:
Investments:
   Fixed maturities:
    Held to maturity at amortized cost
     (Market value of $422,577 and $210,858,
     respectively)                              $  405,122     $  221,362
    Available for sale at market (Cost of
     $1,291,090 and $1,362,366, respectively)    1,333,232      1,290,825
   Common stocks (Cost of $30,586 and
      $36,507, respectively)                        36,044         38,074
   Mortgage Loans                                   19,278         17,623
   Real Estate                                         430            432
   Policy Loans                                     18,508         18,741
   Short-term investments                          230,930        130,124
   Other invested assets                           157,688        142,488
          Total investments                      2,201,232      1,859,669

Cash and cash equivalents                            8,050           (772)
Accrued investment income                           24,755         22,797
Deferred policy acquisition costs                   42,092         58,319
Furniture and equipment, net                           453            529
Amounts due from reinsurers                          7,375          7,460
Amounts due from investment transactions                 0         52,588
Deferred federal income taxes                            0          7,566
Federal income tax recoverable                       9,628          9,134
Other assets                                         1,955          2,135
Assets held in separate account                      6,614          6,619
          TOTAL ASSETS                          $2,302,154     $2,026,044

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
   Policyholders' account balances              $1,257,885     $1,255,691
   Future policy benefits:
    Annuity                                        361,156        361,331
    Life and accident and health                    46,548         46,572
   Other policy liabilities                          3,241          3,201
          Total policy liabilities               1,668,830      1,666,795
Dollar Repurchase Agreements                       198,054         39,363
Notes payable                                       50,000         50,000
Deposits on policies to be issued                    2,514          1,605
Deferred federal income taxes                       27,037              0
General expenses and taxes accrued                   3,590          3,751
Other liabilities                                    2,092          1,958
Liabilities related to separate account              6,614          6,619
          Total liabilities                      1,958,731      1,770,091

Shareholders' Equity:
   Capital stock ($.01 par value, authorized
    100,000,000 shares, issued and outstanding
    33,713,659 shares in 1995 and 33,709,473
    shares in 1994)                                    337            337
   Additional paid in capital                       31,771         31,751
   Net unrealized investment gains (losses)         25,117        (39,463)
   Retained earnings                               286,198        263,328

    Total Shareholders' Equity                     343,423        255,953

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $2,302,154     $2,026,044

The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)

                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                            (UNAUDITED)
                                                        1995             1994

REVENUES:
  Insurance Revenues:
    Premiums                                       $      1,646     $     1,397
    Annuity considerations                                1,397             181
    Universal life and investment
      type policy fee income                                954             933
  Net investment income                                  75,385          76,956
  Realized investment gains                              14,257          11,141
  Other income                                            1,088             621

          TOTAL REVENUES                                 94,727          91,229

BENEFITS AND EXPENSES:
  Death and other life insurance benefits                 3,315           3,238
  Annuity benefits                                       17,815          17,801
  Interest credited to policyholders'
    account balances                                     38,772          38,463
  Interest expense on notes payable                       2,510           2,713
  Other interest and other charges                          260             148
  Change in liability for future
    policy benefits                                        (378)         (1,726)
  Commissions to agents, net                              1,604             735
  General expenses and taxes                              5,111           4,662
  Decrease in deferred policy
    acquisition costs                                       710           1,383

          TOTAL BENEFITS AND EXPENSES                    69,719          67,417

Income before income taxes                               25,008          23,812
Provision (benefit) for income taxes
   Current                                                  795           7,713
   Deferred                                                (171)         (1,653)
                                                            624           6,060

NET INCOME                                          $    24,384     $    17,752

Income per share                                    $       .72     $       .52

Weighted average number of shares
outstanding during the period                        33,709,854      33,865,581


The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.




                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)

                                                        THREE MONTHS ENDED
                                                              JUNE 30
                                                            (UNAUDITED)
                                                        1995            1994
REVENUES:
  Insurance Revenues:
    Premiums                                        $     1,049     $       885
    Annuity considerations                                  905              49
    Universal life and investment
      type policy fee income                                484             429
  Net investment income                                  38,352          37,626
  Realized investment gains                               7,306           4,699
  Other income                                              451             321

          TOTAL REVENUES                                 48,547          44,009

BENEFITS AND EXPENSES:
  Death and other life insurance benefits                 1,484           1,537
  Annuity benefits                                        9,091           8,790
  Interest credited to policyholders'
    account balances                                     19,568          19,270
  Interest expense on notes payable                       1,265           1,265
  Other interest and other charges                           66              73
  Change in liability for future
    policy benefits                                        (161)           (928)
  Commissions to agents, net                                858             361
  General expenses and taxes                              2,467           1,739
  Decrease in deferred policy
    acquisition costs                                       201             459

          TOTAL BENEFITS AND EXPENSES                    34,839          32,566

Income before income taxes                               13,708          11,443

Provision (benefit) for income taxes
   Current                                               (2,780)          4,181
   Deferred                                                 266          (1,027)
                                                         (2,514)          3,154

NET INCOME                                          $    16,222     $     8,289

Income per share                                    $       .48     $       .24

Weighted average number of shares
outstanding during the period                        33,709,854      33,865,581

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.




                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                  Net
                                  Unrealized
                       Additional Investment
              Capital  Paid-in-   Gains        Retained    Treasury
              Stock    Capital    Losses)      Earnings     Stock        Total

Balance at
12/31/93       $339    $32,517    $  5,130      $226,461    $   0      $264,447

Net Income                                        17,752                 17,752

Stock
Issued
from
Options                      9                                                9

Increase in
Unrealized
Investment
Gains, Net                         (18,561)                             (18,561)

Dividends
paid to
Shareholders
(.045 per
share)                                            (1,523)                (1,523)

Balance at
6/30/94        $339    $32,526    $(13,431)     $242,690   $     0     $262,124



Balance at
12/31/94       $337    $31,751    $(39,463)     $263,328   $     0     $255,953

Net Income                                        24,384                 24,384

Stock
Issued
from
Options                     20                                               20

Change in
Unrealized
Investment
Gains, Net                         64,580                                64,580

Dividends
paid to
Shareholders
(.045 per
share)                                            (1,514)                (1,514)

Balance at
6/30/95        $337    $31,771    $ 25,117      $286,198   $     0     $343,423


The accompanying notes are an integral part of the Unaudited Consolidated
Financial Statements.



                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                                            SIX MONTHS ENDED
                                                                 JUNE 30
                                                               (UNAUDITED)
                                                            1995          1994
OPERATING ACTIVITIES:
  Net income                                            $  24,384      $ 17,752
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Provision (benefit) for deferred income taxes           (171)       (1,653)
     Depreciation and amortization                            252           283
     Net accrual of discount on fixed maturities               (2)          (88)
     Realized investment losses (gains)                   (14,257)      (11,141)
  Changes in:
      Accrued investment income                            (1,958)        3,511
      Deferred policy acquisition cost                        710         2,338
      Liability for future policy benefits                    199        (2,910)
      Other items                                           9,511        (1,367)

          Net Cash Provided by
            Operating Activities                           18,668         6,725

INVESTING ACTIVITIES:
  Fixed Maturities:
    Held for Investment:
       Acquisitions                                      (185,589)     (135,093)
       Sales                                                    0             0
       Maturities, calls and repayments                     1,491         1,025
    Available for Sale:
       Acquisitions                                        (4,152)     (230,388)
       Sales                                               40,046           930
       Maturities, calls and repayments                    18,223       191,065
  Common Stocks:
       Acquisitions                                       (18,222)      (30,164)
       Sales                                               42,923         6,982
  Change in short term
    investments and policy loans                         (100,573)      321,014
  Other Invested Assets:
    Additions to other invested assets                    (26,953)      (57,373)
    Distributions from other invested assets               11,753         4,658
  Purchase of property and equipment                          (26)           (4)
  Mortgage loans on real estate                            (1,655)       (7,409)
  Amount due from security transactions                    52,588             0
Other items                                                     0          (126)

          Net Cash Provided by (Used in)
            Investing Activities                          (170,146)      65,117

FINANCING ACTIVITIES:
  Proceeds from Dollar Repurchase Agreements               752,683      715,211
  Repayment of Dollar Repurchase Agreements              (593,992)     (740,856)
  Decrease in notes payable                                     0       (44,745)
  Increase (decrease) in policyholders'
    account balances                                        2,194       (19,219)
  Deposits on policies to be issued                           909          (373)
  Dividends paid to shareholders                           (1,514)       (1,523)
  Other items                                                  20             9

          Net Cash Provided by (Used in)
            Financing Activities                          160,300       (91,496)

  Increase (decrease) in Cash and Cash
    Equivalents                                             8,822       (19,654)

Cash and Cash Equivalents at Beginning of Year               (772)       20,200

Cash and Cash Equivalents at End of Period              $   8,050     $     546

Supplemental Cash Flow Disclosure:

  Income Taxes Paid                                     $   1,290     $   8,363

  Interest Paid                                         $   2,375     $   3,188


The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.



           PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A.  Business

   Presidential Life Corporation ("the Company"), through its wholly-owned subsidiary Presidential Life Insurance Company ("the
Insurance Company"), is engaged in the sale of life insurance and annuities.

   B.  Basis of Presentation and Principles of Consolidation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1994.

   C.  Investments

   Fixed maturities held to maturity include bonds and redeemable preferred stocks and are carried at amortized cost unless a decline in market value is considered to be other than temporary. Management believes that the Company has the ability to hold such investments to maturity and it is the intent of management to hold such securities to maturity.

   Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs of approximately $5.7 million and deferred Federal income taxes of approximately $11.8 million, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

   "Other invested assets" are recorded at the lower of cost or market and primarily include interests in limited partnerships, which principally are engaged in venture capital, acquisitions of private growth companies, debt restructuring and merchant banking. Limited partnership interests usually are not registered and typically are illiquid. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnerships interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of June 30, 1995 and December 31, 1994. As of June 30, 1995, the Company was committed to contribute, if called upon, an aggregate of approximately $39.4 million of additional capital to certain of these limited partnerships.


   C.  Investments - continued

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

   As part of a proposed rehabilitation plan for Fidelity Mutual Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) interest in a Fidelity subsidiary insurance holding company. In addition, the Company has agreed to purchase $25 million of Senior Notes of such company.

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


2.  INVESTMENTS

   Investments in U.S. Government & Government Agencies with an aggregate carrying value of $511,949,000 represent investments owned in any one issuer that aggregate 10% or more of Shareholders' Equity as of June 30, 1995.

   Securities with a carrying value of approximately $4.9 million were on deposit with various state insurance departments to comply with applicable insurance laws.


3.  NOTES PAYABLE

   Notes payable at June 30, 1995 and December 31, 1994 consist of $50 million, 9 1/2% Senior Notes ("Senior Notes") due December 15, 2000. Interest is payable June 15 and December 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of June 30, 1995, such unamortized costs were 1.6 million. There are no principal payments required for the senior notes over the next five years.

3.  NOTES PAYABLE - continued

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

   The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the six months ended June 30, 1995 reflect the reduction in the deferred tax asset as of June 30, 1995. The Company's effective tax rates for the six months ended June 30, 1995 and 1994 were 2.5% and 25.4%, respectively. As a result of the finalization of the Company's federal income tax return, the federal income tax recoverable was increased by $3.1 million which reduced income tax expense by a similar amount.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   General

   The Company operates principally in a single business segment with two primary lines of business--individual annuities and individual life insurance. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as single premium deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances. With respect to products that are accounted for as policyholder account balances, revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from the policyholder's account balance. The Company's operating earnings are derived primarily from these revenues, plus the Company's investment results, including realized gains (losses), less interest credited, benefits to policyholders and expenses.

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

   During June, 1995 the Insurance Company was notified that its A.M. Best rating was reaffirmed at "A-(Excellent)."

   Results of Operations

   Comparison of Six Months Ended June 30, 1995 to Six Months Ended
June 30, 1994.

   Revenues

   Annuity Considerations and Life Insurance Premiums

   Total annuity considerations and life insurance premiums increased to approximately $3.0 million for the six months ended June 30, 1995 from approximately $1.6 million for the six months ended June 30, 1994. Of this amount, annuity considerations increased to approximately
$1.4 million for the six months ended June 30, 1995 from approximately $.2 million for the six months ended June 30, 1994. In accordance with generally accepted accounting principles, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium deferred annuities were approximately $48.4 million for the six months ended June 30, 1995 compared to $20.7 million for the six months ended June 30, 1994. Sales of single premium deferred annuities were $44.6 million in fiscal 1994.

   Policy Fee Income

   Universal life and investment type policy fee income was approximately $954 thousand for the six months ended June 30, 1995, as compared to approximately $933 thousand for the six months ended June 30, 1994. Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

   Net Investment Income

   Net investment income totaled approximately $75.4 million for the six months ended June 30, 1995, as compared to approximately $77.0 million for the six months ended June 30, 1994. This represents a decrease of approximately 2.0%. The Company's ratio of net investment income to average cash and invested assets less net investment income for the six months ended June 30, 1994 was 7.5% and for the six months ended June 30, 1995 was 7.9%, respectively.

   Realized Investment Gains and Losses

   Realized investment gains amounted to approximately $14.3 million during the six months ended June 30, 1995, as compared to approximately $11.1 million during the six months ended June 30, 1994. Approximately half of the realized investment gains for the six months ended June 30, 1995 and 1994 were attributable to distributions of capital gains from the Company's investments in certain limited partnerships which partially were offset by realized investment losses of approximately $3.3 million attributable to sales and writedowns of certain securities contained in the Company's portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

   Total Benefits and Expenses

   Total benefits and expenses for the six months ended June 30, 1995 aggregated approximately $69.7 million, as compared to approximately $67.4 million for the six months ended June 30, 1994, an increase of approximately 4%. The reasons for this increase are discussed under the respective components below.

   Interest Credited and Benefits to Policyholders

   Interest credited and other benefits to policyholders aggregated approximately $59.8 million for the six months ended June 30, 1995, as compared to approximately $57.9 million for the six months ended June 30, 1994. This represents an increase of approximately 3.2%. This increase principally is attributable to a higher average credited interest rate of 6.4% for the six months ended June 30, 1995 compared with an average rate of 6.2% for the six months ended June 30, 1994. As a result of the interest rate environment during the latter half of 1994 and the first quarter of 1995, the average credited rate increased. However during the second quarter of 1995, the Insurance Company decreased its credited rate of interest on its newly issued deferred annuity products and decreased rates overall on its other interest-sensitive products. In addition, the renewal rates on existing policies were decreased on their respective renewal dates.

   The Insurance Company's average credited rate for reserves and account balances for the six months ended June 30, 1995 and 1994 was approximately 5.9% and 6.0%, respectively. These rates were less than the Company's ratio of net investment income to mean invested assets for the same periods as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

   Interest Expense on Notes Payable

   The interest expense on the Company's notes payable was approximately $2.5 million for the six months ended June 30, 1995, as compared to approximately $2.7 million for the six months ended June 30, 1994. This decrease is directly attributable to the Company repurchasing the Subordinated Notes due May 15, 1994 ("Subordinated Notes") in January of 1994.


   General Expenses, Taxes and Commissions

   General expenses, taxes and commissions to agents aggregated approximately $6.7 million for the six months ended June 30, 1995, as compared to approximately $5.4 million for the six months ended June 30, 1994, an increase of approximately 24.4%. This increase is primarily attributable to an increase in commissions and related expenses as a result of an increase in sales of single premium deferred annuities.

   Deferred Policy Acquisition Costs

   A change in the net Deferred Policy Acquisition Costs for the six months ended June 30, 1995 resulted in a charge of approximately $.7 million, as compared to a charge of approximately $1.4 million for the six months ended June 30, 1994, a decrease of approximately 49%. This change is primarily attributable to an increase in the costs associated with new product sales which will be deferred and amortized in proportion to the recognition of earned revenues.

   Income Before Income Taxes

   For the reasons discussed above, income before income taxes amounted to approximately $25.0 million for the six months ended June 30, 1995, as compared to approximately $23.8 million for the six months ended June 30, 1994.

   Income Taxes

   Income tax expense was $.6 million for the six months ended June
30, 1995 as compared to approximately $6.1 million for the six months ended June 30, 1994. As a result of the finalization of the Company's 1994 federal income tax return, the federal income tax recoverable from operations and capital loss carryback was increased by $3.1 million which reduced income tax expense by a similar amount.


   Net Income

   For the reasons discussed above, the Company had net income of approximately $24.4 million during the six months ended June 30, 1995, as compared to net income of approximately $17.8 million during the six months ended June 30, 1994.

   Liquidity and Capital Resources

   The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on its investments (exclusive of those held by the Insurance Company) and rent from its real estate.

   The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York State law. New York State law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first six months of 1995, the Insurance Company paid dividends to the Company of $5 million. During the fiscal year 1994, the Insurance Company paid dividends of $12 million to the Company.

   Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies (including withdrawals and surrender payments), operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $18.7 million and $6.7 million during the six months ended June 30, 1995 and 1994, respectively. Net cash provided by (used in) the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(170.1) million and $65.1 million during the six months ended June 30, 1995 and 1994, respectively.

   For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company also are considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $160.3 million and $(91.5) million during the six months ended June 30, 1995 and 1994, respectively. This fluctuation primarily is attributable to the decreased activity in dollar roll repurchase agreements during the six months ended June 30, 1995 and the repayment of the Subordinated Notes in January of 1994.

   In January 1994, the Company prepaid $44.7 million principal value of the Subordinated Notes. These Notes bore interest at a rate of 11.125% per annum. The Company currently has no bank lines of credit.


   The indenture governing the Senior Notes contains covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, create or permit liens, effect certain asset sales and engage in mergers or similar transactions. Management believes that the Company currently is in compliance with all covenants and restrictions contained in the indenture and, further, that compliance with these covenants and restrictions will not have a material adverse effect on the Company's financial condition or results of operations.

   Given the Insurance Company's historic cash flow and current financial results, management believes that for the next twelve months and for the reasonably foreseeable future, the Insurance Company's cash flow from operating activities will provide sufficient liquidity for the operations of the Insurance Company, as well as provide sufficient funds to the Company, so that the Company will be able to make dividend payments, satisfy its debt service obligations and pay its other operating expenses.

   To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 10.0% and 6.4% as of June 30, 1995 and December 31, 1994, respectively). The weighted average duration of the Company's investment portfolio was approximately seven years as of June 30, 1995. The Company's available for sale category includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold for various reasons. These investments are carried at estimated market value, in the aggregate, and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss. Equity securities, which include common stocks and non-redeemable preferred stocks, are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

   The Company maintains a portfolio which includes below investment grade debt securities which were purchased to achieve a more favorable investment yield substantially all of which are classified as available for sale and reported at fair value. As of June 30, 1995, the carrying value of these securities was approximately $163.2 million (representing approximately 7.1% of the Company's total assets and 47.5% of shareholder's equity) and the estimated market value of these securities was approximately $165.5 million (representing approximately 7.2% of the Company's total assets and 48.2% of shareholder's equity).

   The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of June 30, 1995, approximately 8.6% of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

   Management expects (primarily as a result of calls, redemptions and repayments) the percentage of the Company's portfolio invested in below investment grade debt securities to decline over time. No new below investment grade debt investments have been made since the first quarter of fiscal 1990, but some investment grade corporate securities have been downgraded. Notwithstanding the foregoing, the Company's investment policies may change from time to time in response to market and other conditions.

   Investments in below investment grade debt securities have different risks than investments in corporate debt securities rated investment grade. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade debt securities because below investment grade debt securities generally are unsecured and often are subordinated to other creditors of the issuer. Also, issuers of below investment grade debt securities usually have high levels of indebtedness and often are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Typically, there is only a thinly traded market for such securities and recent market quotations may not be available for some of these securities. Market quotes generally are available only from a limited number of dealers and may not represent firm bids of such dealers or prices for actual sales. The Company attempts to reduce the overall risk in its below investment grade portfolio, as in all of its investments, through careful credit analysis, investment policy limitations, and diversification by company and by industry.

   As of June 30, 1995, approximately 7.2% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $39.4 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. Pursuant to NYSDI regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. The Company may make selective investments in additional limited partnerships as opportunities arise. Interests held by the Company in limited partnerships usually are not registered with the Commission and typically are illiquid. In addition, there can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

   As previously discussed, during the first and second quarters of fiscal 1995 and in fiscal 1994, the Company participated in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $198.1 million and $39.4 at June 30, 1995 and December 31, 1994, respectively.

   As part of a proposed rehabilitation plan for Fidelity Mutual Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) interest in a Fidelity subsidiary insurance holding company. In addition, the Company has agreed to purchase $25 million of Senior Notes of such company. The Company may finance the purchase of the Senior Notes.

   All 50 states of the United States, the District of Columbia and Puerto Rico have insurance guaranty fund laws requiring all life insurance companies doing business within the jurisdictions to participate in guaranty associations, which are organized to pay contractual obligations under insurance policies (and certificates issued under group insurance policies) issued by impaired or insolvent life insurance companies. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's solvency. The amount of these assessments in prior years has not been material, however, the amount and timing of any future assessment on the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Company and the Insurance Company. Recent failures of substantially larger insurance companies could result in future assessments in material amounts.

   Effects of Inflation and Interest Rate Changes

   Management does not believe that inflation has had a material adverse effect on the Company's consolidated results of operations. The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline, the Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates, and vice versa. Management is aware that prevailing market interest rates frequently shift and, accordingly, the Company has adopted strategies which are designed to address either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company's average cost of funds would be expected to increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. Concurrently, the Company would attempt to place new funds in investments which were matched in duration to, and higher yielding than, the liabilities assumed. Management believes that liquidity necessary to fund withdrawals would be available through income, cash flow, the Company's cash reserves or from the sale of short-term investments. In a declining interest rate environment, the Company's cost of funds would be expected to decrease over time, reflecting lower interest crediting rates on its fixed annuities.
Should increased liquidity be required for withdrawals, management believes that the portion of the Company's investments which are designated as available for sale in the Company's consolidated balance sheet could be sold without materially adverse consequences in light of the general strengthening which would be expected in the fixed maturity security market.

   Interest rate changes also may have temporary effects on the sale and profitability of the universal life and annuity products offered by the Company. For example, if interest rates rise, competing investments (such as annuity or life insurance products offered by the Company's competitors, certificates of deposit, mutual funds and similar instruments) may become more attractive to potential purchasers of the Company's products until the Company increases the rates credited to holders of its universal life and annuity products. In contrast, as interest rates fall, the Company attempts to lower its credited rates to compensate for the corresponding decline in its net investment income. As a result, changes in interest rates could materially adversely effect the financial condition and results of operations of the Company depending on the attractiveness of alternative investments available to the Company's customers. In that regard, in the current interest rate environment, the Company has attempted to maintain its credited rates at competitive levels which are designed to discourage surrenders and which may be considered attractive to purchasers of new annuity products. In addition, because the level of prevailing interest rates impacts the Company as well as its competition, management does not believe that the current interest rate environment has materially affected the Company's competitive position vis a vis other life insurance companies that emphasize the sale of annuity products. Notwithstanding the foregoing, if interest rates continue at current levels or decline further, there can be no assurance that this segment of the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales and thereby be materially adversely affected.

                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

   From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 10, 1995, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.


Item 2.  Changes in Securities

        None

Item 3.  Defaults Upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

        None

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

        a)  Exhibits

             None

        b)  Reports on Form 8-K

             None




                     PRESIDENTIAL LIFE CORPORATION
                            JUNE 30, 1995



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                         Presidential Life Corporation
                                                (Registrant)




Date:  August 10, 1995                  /s/ Herbert Kurz
                                      Herbert Kurz, President and Duly
                                    Authorized Officer of the Registrant




Date:  August 10, 1995                  /s/ Michael V. Oporto
                                      Michael V. Oporto, Principal
                                    Accounting Officer of the Registrant