Form 10-Q
period 1995-09-30
PRESIDENTIAL LIFE CORP
filed 1995-11-13
CIK 80124

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES   X       NO _____

     There were 33,527,567 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on November 10, 1995.


                                      INDEX


Part I - Financial Information                                  Page No.

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets September 30, 1995
     (Unaudited) and December 31, 1994.............................      3

     Consolidated Statements of Income (Unaudited) - For
     the Nine Months Ended September 30, 1995 and 1994.............      4

     Consolidated Statements of Income (Unaudited) - For
     the Three Months Ended September 30, 1995 and 1994............      5

     Consolidated Statements of Shareholders'
     Equity (Unaudited) - For the Nine Months Ended
     September 30, 1995 and 1994...................................      6

     Consolidated Statements of Cash Flows (Unaudited) - For
     the Nine Months Ended September 30, 1995 and 1994.............      7

     Notes to (Unaudited) Consolidated Financial Statements........     8-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............    11-17


Part II - Other Information.........................................     18

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

                                            September 30,     December 31,
                                                1995              1994
                                             (UNAUDITED)


ASSETS:
Investments:
   Fixed maturities:
    Held to maturity at amortized cost
      (Market value of $465,205 and
      $210,858, respectively)                $  448,072        $  221,362
    Available for sale at market (Cost of
      $1,255,889 and $1,362,366,
      respectively)                           1,308,334         1,290,825
   Common stocks (Cost of $45,754 and
     $36,507, respectively)                      54,997            38,074
   Mortgage Loans                                19,149            17,623
   Real Estate                                      430               432
   Policy Loans                                  18,768            18,741
   Short-term investments                       270,201           130,124
   Other invested assets                        150,252           142,488
          Total investments                   2,270,203         1,859,669

Cash and cash equivalents                          (860)             (772)
Accrued investment income                        32,865            22,797
Deferred policy acquisition costs                40,110            58,319
Furniture and equipment, net                        412               529
Amounts due from reinsurers                       8,422             7,460
Amounts due from investment transactions          1,426            52,588
Deferred federal income taxes                         0             7,566
Federal income tax recoverable                        0             9,134
Other assets                                      1,920             2,135
Assets held in separate account                   6,666             6,619
          TOTAL ASSETS                       $2,361,164        $2,026,044

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
   Policyholders' account balances           $1,268,143        $1,255,691
   Future policy benefits:
    Annuity                                     361,694           361,331
    Life and accident and health                 46,526            46,572
   Other policy liabilities                       3,013             3,201
          Total policy liabilities            1,679,376         1,666,795
Dollar Repurchase Agreements                    222,522            39,363
Notes payable                                    50,000            50,000
Deposits on policies to be issued                 1,528             1,605
Federal income taxes payable                      2,424                 0
Deferred federal income taxes                    31,530                 0
General expenses and taxes accrued                5,009             3,751
Other liabilities                                   509             1,958
Liabilities related to separate account           6,666             6,619
          Total liabilities                   1,999,564         1,770,091

Shareholders' Equity:
   Capital stock ($.01 par value, authorized
    100,000,000 shares, issued and outstanding
    33,527,471 shares in 1995 and 33,709,473
    shares in 1994)                                 335               337
   Additional paid in capital                    30,086            31,751
   Net unrealized investment gains (losses)      34,769           (39,463)
   Retained earnings                            296,410           263,328

    Total Shareholders' Equity                  361,600           255,953

    TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                   $2,361,164        $2,026,044


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



              PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)


                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30
                                                     (UNAUDITED)

                                               1995               1994


REVENUES:
 Insurance revenues:
   Premiums                                $    2,708        $      2,386
   Annuity considerations                       3,063                 632
   Universal life and investment
     type policy fee income                     1,448               1,662
 Net investment income                        127,095             117,761
 Realized investment gains                     11,435               4,618
 Other income                                   1,360               1,105

        TOTAL REVENUES                        147,109             128,164

BENEFITS AND EXPENSES:
 Death and other life insurance benefits        5,159                4,966
 Annuity benefits                              27,042               26,962
 Interest credited to policyholders'
   account balances                            58,786               57,600
 Interest expense on notes payable              3,781                4,402
 Other interest and other charges                 366                  315
 Change in liability for future
   policy benefits                                  7               (1,427)
 Commissions to agents, net                     2,436                1,089
 General expenses and taxes                     8,174                5,960
 Decrease in deferred policy
   acquisition costs                              771                  787

        TOTAL BENEFITS AND EXPENSES           106,522              100,654

Income before income taxes                     40,587               27,510

Provision (benefit) for income taxes
   Current                                      6,866                8,311
   Deferred                                      (875)              (1,882)
                                                5,991                6,429

NET INCOME                                 $   34,596         $     21,081

Income per share                           $     1.03         $        .62

Weighted average number of shares
outstanding during the period              33,665,821           33,865,879


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



              PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)


                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30
                                                     (UNAUDITED)

                                                1995            1994


REVENUES:
 Insurance revenues:
   Premiums                                $   1,062         $       989
   Annuity considerations                      1,666                 451
   Universal life and investment
     type policy fee income                      494                 729
 Net investment income                        40,749              35,011
 Realized investment gains                     8,139                (729)
 Other income                                    272                 484

        TOTAL REVENUES                        52,382              36,935

BENEFITS AND EXPENSES:
 Death and other life insurance
   benefits                                    1,844               1,728
 Annuity benefits                              9,227               9,161
 Interest credited to policyholders'
   account balances                           20,014              19,137
 Interest expense on notes payable             1,271               1,295
 Other interest and other charges                106                 167
 Change in liability for future
   policy benefits                               385                 299
 Commissions to agents, net                      832                 354
 General expenses and taxes                    3,063               1,692
 Decrease (increase) in deferred
   policy acquisition costs                       61                (596)

        TOTAL BENEFITS AND EXPENSES           36,803              33,237

Income before income taxes                    15,579               3,698

Provision (benefit) for income taxes
 Current                                       6,071                 598
 Deferred                                       (704)               (229)
                                               5,367                 369

NET INCOME                                $   10,212         $     3,329

Income per share                          $      .30         $        .10

Weighted average number of shares
outstanding during the period             33,665,821           33,865,879


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



               PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)


                                  Net
                    Additional    Unrealized
            Capital  Paid-in-     Investment      Retained    Treasury
             Stock   Capital      Gains (Losses)  Earnings     Stock    Total

Balance at
12/31/93    $  339   $  32,517   $    5,130       $226,461    $  0    $264,447

Net income                                          21,081              21,081

Stock
Issued
from
Options                      9                                               9

Change in
Unrealized
Investment
Gains, Net                          (21,954)                           (21,954)

Dividends
Paid to
Shareholders
(.045 per
share)                                              (1,525)             (1,525)

Balance at
9/30/94    $  339    $   32,526 $   (16,824)      $246,017    $  0    $262,058


Balance at
12/31/94   $  337    $  31,751  $   (39,463)      $263,328    $  0    $255,953

Net Income                                          34,596              34,596

Stock
Issued
from
Options                     39                                              39

Change in
Unrealized
Investment
Gains, Net                           74,232                             74,232

Purchase and
Retirement
of Stock       (2)      (1,704)                                         (1,706)

Dividends
paid to
Shareholders
(.045 per
share)                                              (1,514)             (1,514)

Balance at
9/30/95    $  335     $ 30,086 $    34,769        $296,410   $  0     $361,600



The accompanying notes are an integral part of the Unaudited Consolidated
Financial Statements.



               PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                                        (UNAUDITED)

                                                     1995          1994


OPERATING ACTIVITIES:
 Net income                                      $   34,596     $  21,081
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Provision (benefit) for deferred income
       taxes                                           (875)       (1,882)
     Depreciation and amortization                      375           415
     Net accrual of discount on fixed maturities       (425)          (85)
     Realized investment losses (gains)             (11,435)       (4,618)
 Changes in:
     Accrued investment income                      (10,068)       (2,408)
     Deferred policy acquisition costs                  771           787
     Federal income tax recoverable                   9,134             0
     Liabilities for future policy benefits             317        (2,792)
     Other items                                        545        (5,044)

       Net Cash Provided by Operating
       Activities                                    22,935         5,454

INVESTING ACTIVITIES:
 Fixed Maturities:
   Held To Maturity:
     Acquisitions                                  (238,062)     (157,792)
     Sales                                                0             0
     Maturities, calls and repayments                11,967         6,500
   Available For Sale:
     Acquisitions                                    (5,253)     (232,649)
     Sales                                           42,296        10,563
     Maturities, calls and repayments                40,124       200,264
 Common Stocks:
   Acquisitions                                     (21,323)      (34,736)
   Sales                                             53,142        11,766
 Change in short term investments
   and policy loans                                (140,104)      327,447
 Other Invested Assets:
   Additions to other invested assets               (27,052)      (81,140)
   Distributions from other invested assets          19,288         8,284
 Purchase of property and equipment                     (35)          (25)
 Mortgage loans on real estate                       (1,526)       (7,746)
 Amount due from security transactions               51,162        10,714
 Other items                                              0          (126)

     Net Cash Provided by (Used in) Investing
     Activities                                    (215,376)       61,324

FINANCING ACTIVITIES:
 Proceeds from Dollar Repurchase Agreements       1,207,647     1,048,025
 Repayment of Dollar Repurchase Agreements       (1,024,488)   (1,053,642)
 Decrease in notes payable                                0       (44,745)
 Increase (decrease) in policyholders'
   account balances                                  12,452       (29,911)
 Repurchase of common stock                          (1,667)            0
 Deposits on policies to be issued                      (77)          492
 Dividends paid to shareholders                      (1,514)       (1,525)
 Other items                                              0            10

     Net Cash Provided by (Used in)
     Financing Activities                           192,353       (81,296)

Increase (decrease) in Cash and Cash Equivalents        (88)      (14,518)

Cash and Cash Equivalents at Beginning of Year         (772)       20,200

Cash and Cash Equivalents at End of Period     $       (860)    $   5,682

Supplemental Cash Flow Disclosure:

 Income Taxes Paid                             $       1,357    $   9,718

 Interest Paid                                 $       2,375    $   3,188


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

     B.  Basis of Presentation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1994. Certain amounts have been reclassified to conform to the current year's presentation.

     C.  Investments

     Fixed maturity investments held to maturity include bonds and redeemable preferred stocks and are carried at amortized cost unless a decline in market value is considered to be other than temporary. Management believes that the Company has the ability to hold such investments to maturity and it is the intent of management to hold such securities to maturity.

     Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs of approximately $7.6 million and deferred Federal income taxes of approximately $15.6 million, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

     "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in venture capital, acquisitions of private growth companies, debt restructuring and merchant banking. Limited partnership interests usually are not registered and typically are illiquid. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of September 30, 1995 and December 31, 1994. Certain amounts relating to distributions from "other invested assets" have been reclassified to conform to the current year's presentation. As of September 30, 1995, the Company was committed to contribute, if called upon, an aggregate of approximately $36.3 million of additional capital to certain of these limited partnerships.


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


2.  INVESTMENTS

     Investments in U.S. Government & Government Agencies with an aggregate carrying value of $525,122,000 represent investments owned in any one issuer that aggregate 10% or more of Shareholders' Equity as of September 30, 1995.

     Securities with a carrying value of approximately $5.4 million were on deposit with various state insurance departments to comply with applicable insurance laws.

     As part of a proposed rehabilitation plan for Fidelity Mutual Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) interest in a Fidelity subsidiary insurance holding company. In addition, the Company has agreed to purchase $25 million of Senior Notes of such company. The Company expects to close on the transaction during the middle of 1996.


3.  NOTES PAYABLE

     Notes payable at September 30, 1995 and December 31, 1994 consist of $50 million, 9 1/2% Senior Notes ("Senior Notes") due December 15, 2000. Interest is payable June 15 and December 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of September 30, 1995, such unamortized costs were $1.5 million. There are no principal payments required for the senior notes over the next five years.

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

     The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the nine months ended September 30, 1995 reflect the reduction in the deferred tax asset as of September 30, 1995. The Company's effective tax rates for the nine months ended September 30, 1995 and 1994 were 14.8% and 23.4%, respectively. As a result of the finalization of the Company's federal income tax return, the federal income tax recoverable recorded at December 31, 1994 was increased by $3.1 million which reduced income tax expense by a similar amount. Such amount was received in the third quarter of 1995.


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

     During June, 1995 the Insurance Company was notified that its A.M. Best rating was reaffirmed at "A- (Excellent)."

     Results of Operations

     Comparison of Nine Months Ended September 30, 1995 to Nine Months
Ended
September 30, 1994.

     Revenues

     Annuity Considerations and Life Insurance Premiums

     Total annuity considerations and life insurance premiums increased to approximately $5.8 million for the nine months ended September 30, 1995 from approximately $3.0 million for the nine months ended September 30, 1994, an increase of approximately 91.2%. Of this amount, annuity considerations increased to approximately $3.1 million for the nine months ended September 30, 1995 from approximately $0.6 million for the nine months ended September 30, 1994, an increase of approximately 385.0%. In accordance with generally accepted accounting principles, sales of single premium deferred annuities and universal life products are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium deferred annuities were approximately $65.5 million for the nine months ended September 30, 1995 compared to $25.6 million for the nine months ended September 30, 1994. Sales of single premium deferred annuities were $44.6 million in fiscal 1994.

     Policy Fee Income

     Universal life and investment type policy fee income was approximately $1.4 million for the nine months ended September 30, 1995, as compared to approximately $1.7 million for the nine months ended September 30, 1994, a decrease of approximately 12.9%. Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

     Net Investment Income

     Net investment income totaled approximately $127.1 million for the nine months ended September 30, 1995, as compared to approximately $117.8 million for the nine months ended September 30, 1994. This represents an increase of approximately 14.2%. Investment income from "other invested assets" totaled approximately $19.2 million during the nine months ended September 30, 1995, as compared to approximately $12.4 million during the nine months ended September 30, 1994. The Company's ratio of net investment income to average cash and invested assets less net investment income for the nine months ended September 30, 1995 was 8.9% and for the nine months ended September 30, 1994 was 8.2%, respectively.

     Realized Investment Gains and Losses

     Realized investment gains amounted to approximately $11.4 million during the nine months ended September 30, 1995, as compared to approximately $4.6 million of gains during the nine months ended September 30, 1994. Realized investment gains for the nine months ended September 30, 1995 were partially offset by realized investment losses of approximately $5.0 million attributable to sales and writedowns of certain securities contained in the Company's portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

     Total Benefits and Expenses

     Total benefits and expenses for the nine months ended September 30, 1995 aggregated approximately $106.5 million, as compared to approximately $100.7 million for the nine months ended September 30, 1994, an increase of approximately 5.8%. The reasons for this decrease are discussed under the respective components below.

     Interest Credited and Benefits to Policyholders

     Interest credited and other benefits to policyholders aggregated approximately $91.0 million for the nine months ended September 30, 1995, as compared to approximately $88.1 million for the nine months ended September 30, 1994. This represents an increase of approximately 3.3%. This increase principally is attributable to a higher average credited interest rate of 6.41% for the nine months ended September 30, 1995 compared with an average rate of 6.17% for the nine months ended September 30, 1994 and a higher level of policyholder account balances. During the third quarter of 1995, the Insurance Company increased its credited rate of interest on its newly issued deferred annuity products and increased rates overall on its other interest-sensitive products. In addition, the renewal rates on existing policies were increased on their respective renewal dates.

     The Insurance Company's average credited rate for reserves and account balances for the nine months ended September 30, 1995 and 1994 was approximately 5.9% and 5.8%, respectively. These rates were less than the Company's ratio of net investment income to mean invested assets for the same periods as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

     Interest Expense on Notes Payable

     The interest expense on the Company's notes payable was approximately $3.8 million for the nine months ended September 30, 1995, as compared to approximately $4.0 million for the nine months ended September 30, 1994. This decrease is directly attributable to the Company repurchasing the Subordinated Notes due May 15, 1994
("Subordinated Notes") in January of 1994.

     General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents aggregated approximately $10.6 million for the nine months ended September 30, 1995, as compared to approximately $7.0 million for the nine months ended September 30, 1994, an increase of approximately 50.5%. This increase is primarily attributable to an increase in (i) commissions and related expenses as a result of an increase in sales of single premium deferred annuities and (ii) data processing related expenses as a result of upgrading certain computer systems.

     Deferred Policy Acquisition Costs

     The change in the net Deferred Policy Acquisition Costs for the nine months ended September 30, 1995 resulted in a charge of approximately $0.8 million, as compared to a charge of approximately $0.8 million for the nine months ended
September 30, 1994.

     Income Before Income Taxes

     For the reasons discussed above, income before income taxes amounted to approximately $40.6 million for the nine months ended
September 30, 1995, as compared to approximately $27.5 million for the nine months ended September 30, 1994.

     Income Taxes

     Income tax expense was $6.0 million for the nine months ended September 30, 1995 as compared to approximately $6.4 million for the nine months ended September 30, 1994. As a result of the finalization of the Company's federal income tax return, the federal income tax recoverable from operations and capital loss carryback recorded at December 31, 1994 was increased by $3.1 million which reduced income tax expense by a similar amount. Such amount was received in the third quarter of 1995.

     Net Income

     For the reasons discussed above, the Company had net income of approximately $34.6 million during the nine months ended September 30, 1995, as compared to net income of approximately $21.1 million during the nine months ended September 30, 1994.

     Liquidity and Capital Resources

     The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on its investments (exclusive of those held by the Insurance Company) and rent from its real estate.

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York State law. New York State law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first nine months of 1995, the Insurance Company paid dividends to the Company of $5 million. During the fiscal year 1994, the Insurance Company paid dividends of $12 million to the Company.

     Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies (including withdrawals and surrender payments), operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $22.9 million and $5.5 million during the nine months ended September 30, 1995 and 1994, respectively. Net cash provided by (used in) the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(215.4) million and $61.3 million during the nine months ended September 30, 1995 and 1994, respectively.

     For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company also are considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $192.4 million and $(81.3) million during the nine months ended September 30, 1995 and 1994, respectively. This fluctuation primarily is attributable to the increased activity in dollar roll repurchase agreements during the nine months ended September 30, 1995 and the repayment of the Subordinated Notes in January of 1994.

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

     To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 11.4% and 6.4% as of September 30, 1995 and December 31, 1994, respectively). The weighted average duration of the Company's investment portfolio was approximately seven years as of September 30, 1995. The Company's available for sale category includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold for various reasons. These investments are carried at estimated market value, in the aggregate, and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss. Equity securities, which include common stocks and non-redeemable preferred stocks, are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

     The Company maintains a portfolio which includes below investment grade debt securities which were purchased to achieve a more favorable investment yield substantially all of which are classified as available for sale and reported at fair value. As of September 30, 1995, the carrying value of these securities was approximately $157.9 million (representing approximately 6.7% of the Company's total assets and 43.7% of shareholder's equity) and the estimated market value of these securities was approximately $164.0 million (representing approximately 6.9% of the Company's total assets and 45.3% of shareholder's equity).

     The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of September 30, 1995, approximately 8.0% of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

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

     As of September 30, 1995, approximately 6.6% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $36.3 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. Pursuant to NYSDI regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. The Company may make selective investments in additional limited partnerships as opportunities arise. Interests held by the Company in limited partnerships usually are not registered with the Commission and typically are illiquid. In addition, there can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

     As previously discussed, during the first three quarters of fiscal 1995 and in fiscal 1994, the Company participated in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $222.5 million and $39.4 at September 30, 1995 and December 31, 1994, respectively.

     As part of a proposed rehabilitation plan for Fidelity Mutual Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) interest in a Fidelity subsidiary insurance holding company. In addition, the Company has agreed to purchase $25 million of Senior Notes of such company. The Company may finance the purchase of the Senior Notes. The Company expects to close on the transaction during the middle of 1996.

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



                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 10, 1995, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

          None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

          a)  Exhibits

               None

          b)  Reports on Form 8-K

               None





                     PRESIDENTIAL LIFE CORPORATION
                          SEPTEMBER 30, 1995



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Presidential Life Corporation
                                              (Registrant)



Date:     November 10, 1995             /s/ Herbert Kurz
                                        Herbert Kurz, President and
                                        Duly Authorized Officer of the
                                        Registrant



Date:     November 10, 1995             /s/ Michael V. Oporto
                                        Michael V. Oporto, Principal
                                        Accounting Officer of the
                                        Registrant