Form 10-K405
period 1995-12-31
PRESIDENTIAL LIFE CORP
filed 1996-03-25
CIK 80124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K405

     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                                        OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to ...................

Commission File Number 0-5486


                          PRESIDENTIAL LIFE CORPORATION
              (Exact name of registrant as specified in its charter)

         Delaware                                    13-2652144
State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

69 Lydecker Street, Nyack, New York                            10960
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code      (914) 358-2300
Securities registered pursuant to Section 12(b) of the Act:
                         Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $.01 per share
                                           Title of Class

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K405 or any amendment to this Form 10-K405.  [ X ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES   X       NO

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 18, 1996 was approximately $308,142,714 based upon the average bid and asked prices of such stock on that date.

The number of shares outstanding of the Registrant's common stock as of March 18, 1996 was 33,539,343.

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the definitive proxy statement to be used in connection with the registrant's 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K405. Other documents incorporated by reference into this Form 10-K405 are listed in the Exhibit Index.


                                PART I

Item 1.  Business

General

     Presidential Life Corporation (the "Company") is an insurance holding company that, through its wholly-owned subsidiary Presidential Life Insurance Company (the "Insurance Company"), operates principally in a single business segment with two primary lines of business--individual annuities and individual life insurance. Unless the context otherwise requires, the "Company" shall be deemed to include Presidential Life Corporation and its subsidiaries. The Company was founded in 1969 and, through the Insurance Company, is licensed to market its products in 47 states and the District of Columbia. Approximately 86.8% of the Company's fiscal 1995 annuity and life insurance products were sold to individuals residing in the State of New York.

Products

     The Company currently emphasizes the sale of a variety of annual and single premium life insurance products, as well as single premium and flexible premium annuity products (including those written in connection with funding agreements for certain state lotteries, group annuities and other structured settlements). Each of these products is designed to meet the needs of increasingly sophisticated consumers for supplemental retirement income, estate planning and protection from unexpected death.

     Annuity Business

     Industry-wide sales of annuity products have experienced strong growth in recent years. According to the American Counsel of Life Insurance (the "ACLI"),industry-wide individual annuity premiums have grown on average at greater than 20% per year since 1970. Annuities currently enjoy an advantage over certain other savings mechanisms because the annuitant receives a tax deferred accrual of interest on his or her investment.

     Single Premium Annuity products require a one-time lump sum premium payment. During the accumulation period, the accrual of interest is on a tax deferred basis to the annuitant.

     Single Premium Deferred Annuities ("SPDAs") provide for a single premium payment at the time of issue, an accumulation period and an annuity payout period at some future date. During the accumulation period, the Company credits the account value of the annuitant with interest earnings at a current interest rate that is guaranteed for periods ranging from one to five years, at the annuitant's option, and that, thereafter, is subject to change based on market and other conditions. Each contract also has a minimum guaranteed rate. This accrual of interest during the accumulation period is on a tax deferred basis to the annuitant. After the number of years specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity as a single payment, a specified income for life or a specified income for a fixed number of years. The annuitant is permitted at any time during the accumulation period to withdraw all or part of the single premium paid plus the amount credited to his or her account.
Any such withdrawal, however, typically is subject to a surrender charge during the early years of the annuity contract.

     Single Premium Immediate Annuity Products ("SPIAs") guarantee a stream of payments which begin immediately and continue for the life of the annuitant. The payment may be guaranteed for a period of time (typically five to 20 years) (the "Guarantee Period"). If the annuitant dies during the Guarantee Period, payments will continue to be made to the annuitant's beneficiary for the balance of the Guarantee Period. SPIAs differ from deferred annuities in that generally they provide for payments to begin immediately and are not subject to surrender or loan. The implicit interest rate on SPIAs is based on market conditions which existed at the time that the annuity was issued and is guaranteed for the term of the annuity.

     Single Premium Immediate Income Products ("SPIIs") are similar to SPIAs in that they guarantee a stream of payments. Unlike SPIAs, SPII payments always are guaranteed for a specified period of time, not for the life of the annuitant. Payments are made to the payee or beneficiary even if the annuitant dies during the payout period.

     Single Premium Immediate Structured Settlement Annuities provide an alternative to a lump-sum payment or settlement in the case of a lottery or a personal injury case, as the case may be, and generally are purchased by state lottery agencies for the benefit of a lottery winner or by property and casualty insurance companies for the benefit of an injured claimant, as the case may be, with benefits scheduled over a fixed period or, over a fixed period and for the life of the annuitant thereafter. Structured settlements offer tax advantaged long-range financial security to the annuitant and facilitate the operations of state lottery agencies and the ability of casualty insurance carriers to effect claim settlements. Structured settlement annuities are long-term in nature, guarantee a fixed benefit stream and cannot be surrendered or borrowed against.

     Flexible Premium Annuity products provide similar benefits to those provided by the Company's single premium annuity products, but instead permit periodic premium payments in such amounts as the holder deems appropriate. As a result, the benefits attributable to such products will fluctuate according to the level of such payments.

     Group Terminal Funding Annuity products provide benefits similar to single premium immediate annuities. Benefits are provided to employees when a company's pension plan is terminated or when the employer wants to transfer liability for making payments. Group terminal funding annuities cannot be surrendered or borrowed against.

     All of the Company's annuity products provide minimum interest rate guarantees. The minimum guaranteed rates on the Company's annuity products currently range from 4% to 5 1/2% annually and the contracts (except for SPIAs) are designed to permit the Company to change the crediting rates annually subject to the minimum guaranteed rate. The Company takes into account the profitability of its annuity business and its relative competitive position in determining the frequency and extent of changes to the interest crediting rates.

     The Company's deferred annuity products are designed to encourage persistency (see "Pricing" below for a definition of the term "persistency") by incorporating surrender charges that exceed the cost of issuing the annuity. An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years without incurring significant penalties in the form of surrender charges. Notwithstanding the foregoing, approximately 45.7% of the Company's deferred annuity contracts in force (measured by reserves) as of December 31, 1995 are surrenderable without charge.

     The following table presents annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 1995, in each case, as determined in accordance with GAAP.

                                    ANNUITIES IN FORCE

                                   Year Ended December 31,
                    1995         1994         1993         1992         1991
                                     (Dollars in thousands)


Single premium
immediate
structured
settlement
annuities       $  163,384    $  159,508   $  156,339   $  153,271   $  148,472

Single premium
immediate
annuities          262,449       277,463      303,503      327,796      352,569

Total
immediate
annuities          425,833       436,971      459,842      481,067      501,041

Single premium
deferred
annuities          808,292       787,290      807,562      845,577      929,981

Flexible
premium
annuities          196,406       195,144      198,162      197,196      203,810

Group terminal
funding
annuities          104,046       103,232      103,338      101,999      100,435

Total
annuities       $1,534,577    $1,522,637   $1,568,904   $1,625,839   $1,735,267


                            For the fiscal year ended December 31,

                       1995         1994        1993       1992       1991
                                    (Dollars in thousands)


Ratio of
annualized
voluntary
terminations
(surrenders
and lapses)
to mean
insurance
in force               16.5%        19.7%       20.6%       25.2%       23.8%

At end of year:
Number of life
insurance policies
in force              19,650       20,359      21,627      23,217      25,688

Number of annuity
contracts in
force                 50,694       53,378      57,628      60,796      67,472

Average size of
life insurance
policy in force    $  47,518    $  49,347   $  52,038   $  55,600   $  60,211

Average size of
annuity contract
in force           $  30,271    $  28,526   $  27,225   $  26,743   $  25,718



     Annuity Considerations and Premiums - The following table sets forth certain information with respect to the Insurance Company's annuity considerations and premium revenues for each of the five fiscal years ended December 31, 1995, as determined in accordance with statutory accounting principles. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances on the Company's consolidated balance sheet.



        Distribution of Products - By Gross Premiums and Other Considerations

                         For the fiscal year ended December 31,

                       1995        1994       1993        1992      1991
                                      (dollars in thousands)


Annuity
Considerations       $ 97,313    $44,574     $44,172     $22,164   $65,140

Whole Life and
Term Life               8,200      8,363       9,260       9,828    10,703

Universal Life          3,581      4,320       3,449       2,795     6,407

Total Premiums
and
Considerations       $109,094    $57,257     $56,881     $34,787   $82,250


     Life Insurance Business

     Universal Life policies are interest-sensitive products which typically provide the insured with "nonparticipating" (i.e. non-dividend paying) life insurance with a guaranteed cash value. Current interest is credited to the policy's cash value based upon interest rates that periodically are revised by the Company to reflect current economic conditions (primarily interest rates). In no event, however, will the interest rate credited on the policy's cash value be less than the guaranteed rate specified in the policy. The Company offers both flexible premium and single premium universal life insurance products. The Company's flexible premium and single premium universal life insurance products differ based on policy provisions affecting the amount and timing of premium payments.

     Whole Life policies are products which provide the insured with life insurance with a cash value. Current interest is credited to the policy's cash value based upon interest rates which existed at the time that the policy was issued. Typically, a fixed premium, which costs more than comparable term coverage when the policyholder is younger, but less than comparable term coverage as the policyholder grows older, is paid over a period of years. Whole life insurance products combine insurance protection with a savings plan that gradually increases in amount over time. With respect to the Company's whole life insurance products, the policyholder may borrow against the policy's accumulated cash value. However, the death benefit is decreased by the amount of the outstanding loan. In addition, the policyholder may choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection.

     Term Life policies are products which provide insurance protection if the insured dies during the time period specified in the policy.
No cash value is built up. These products provide the maximum benefit for the lowest initial premium outlay. The Company's term life insurance products include annually renewable, convertible and decreasing term insurance.

     Graded Benefit Life policies are products designed for the upper age (i.e. ages 50 to 80), sub-standard applicant. Depending upon age, these products provide for a limited death benefit of either the return of premium plus 5% interest for three years, or the return of premium plus 5% interest for two years. Thereafter, the death benefit is limited to the face amount of the policy. This product typically is offered with a maximum face value of $25,000.

     Increasing Premium Whole Life policies are products which have characteristics of both whole life and term life products. Initial premiums are comparatively low and generally increase each year until the twentieth policy year when the premium becomes fixed. No cash values are built up in the early years of the policy, but cash values do begin to accumulate in the later (typically around the fifteenth policy year) years of the policy.

     Insurance Policies in Force - The following table provides a reconciliation of beginning and ending universal, whole and term life insurance policies, in force, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 1995.

                                  LIFE INSURANCE IN FORCE

                     1995         1994         1993         1992        1991
                                    (dollars in thousands)


In force
beginning
of year
Universal        $  392,774    $  398,720   $  417,198   $  472,055  $  484,003
Whole<F1>           425,950       525,517      652,437      834,357   1,042,778
Term                185,934       201,194      221,208      240,285     255,671

Total             1,004,658     1,125,431    1,290,843    1,546,697   1,782,452

Sales and
additions:
Universal           20,490         23,447       16,627       15,775      47,366
Whole<F1>           54,089         62,414       63,356       69,172      87,400
Term                29,404         17,753       16,073       34,334      42,945

Total              103,983        103,614       96,056      119,281     177,711

Terminations:
Death               10,329          5,639        6,322        7,879       9,060
Surrenders and
conversions         13,009         16,554       25,272       60,346      50,586
Lapses             147,134        195,309      223,935      298,181     345,701
Other                4,434          6,885        5,939        8,729       8,119

Total              174,906        224,387      261,468      375,135     413,466

In force end
of year:
Universal          393,002        392,774      398,720      417,198     472,055
Whole<F1>          351,479        425,950      525,517      652,437     834,357
Term               189,254        185,934      201,194      221,208     240,285

Total           $  933,735     $1,004,658   $1,125,431   $1,290,843  $1,546,697

The amounts
in force
at end of
year are
before
reinsurance
ceded in the
following
amounts

Total           $  573,324    $  626,152    $  716,527   $  845,978  $1,037,744

Total
insurance in
force at
end of year
net of
reinsurance     $  360,411    $  378,506    $  408,904   $  444,865  $  508,953

<F1>
Includes graded benefit life insurance products.

Marketing and Distribution

     The Company, through the Insurance Company, is licensed to market its products in 47 states and in the District of Columbia. The Company sells its individual annuity and life insurance products through approximately 375 independent general agents (approximately 220 of which are located in the State of New York), who are independent contractors. These independent general agents market the Company's products through approximately 8,700 licensed insurance agents or brokers, most of whom also write products similar to those sold by the Company for other companies. Management believes that the Company offers competitive commission rates and seeks to provide innovative products and quality service to its independent general agents. Compensation of agents is strictly regulated by the New York State Department of Insurance (the "NYSDI").

     Cash commissions, as a percentage of first year premiums, are higher for life insurance sales than annuity sales. Commissions are based on a percentage of the annual premiums paid and consist of both a higher first year commission and a lower renewal commission on life insurance premiums paid after the first year. As is customary in the industry, the Company pays agents commissions of up to an aggregate of 55.0% of first year premiums actually received. Agents can be subject to a chargeback of all or a portion of the commissions paid in the event an annuity contract or a life insurance policy is cancelled or surrendered, including cancellations for the nonpayment of premiums, within the first 12 months of issuance.

     The independent general agency system has been the Insurance Company's primary distribution system since the Insurance Company was founded. Management believes that the Company's consistent focus on the independent general agent distribution system provides a cost advantage, since the Company incurs no fixed costs associated with recruiting, training and maintaining employee agents. Accordingly, a substantial portion of the costs associated with generating new business for the Company are not fixed costs but vary directly with the level of business produced.

     Since the Company utilizes independent general agents to market its products, it is not dependent on any one agent or agency for any substantial amount of its business. No one agent or agency accounted for more than 10.5% of the Company's individual life insurance policies and annuity contracts sold. On the other hand, the independent agents are not captive to the Company, and most write products similar to those sold by the Company for other companies. This can result in significant sales declines if for any reason the Company is relatively less competitive or if there is cause for general concern.

     Among other things, crediting rates, commissions, the perceived quality of the issuer, product features and services generally are significant factors that management believes influence an agent's willingness and ability to sell particular annuity products. The Company generally issues annuity contracts, together with the agent's commission check, within two business days of receiving the application and premium. The Company also seeks to provide ongoing service to the agent. Towards that end, the Company provides agents with access to the Company's senior executives. In addition, agents and contract owners can access information about their contracts via a toll-free telephone number.

     The Company's top ten general agents accounted for approximately 8.2% and 51% of the Company's individual life insurance policies and annuity contracts sold, (measured by the number of policies or contracts sold, as the case may be),respectively during fiscal 1995.
No single agent accounted for more than 4.7% or 3.4%, respectively, of such business during fiscal 1995 and no general agency accounted for more than 3.5% or 10.5% of such business, respectively, during the same period. Until his death in December of 1995, the president and principal owner of the general agency that accounted for approximately 0% and 10.2% of such business during fiscal 1995 (i.e., Pensions for Business, Inc. ("Pensions for Business")) was a director of the Company. Aside from Pensions for Business, the loss of any single sales source would not have a material adverse effect on the Company, but the loss of several could cause a decline in sales until they are replaced by the appointment of other general agents.
The Company's agency department actively recruits new general agents on a continuous basis.

Pricing

     Management believes that the Company is able to offer its products at competitive prices to its targeted markets as a result of: (i) maintaining relatively low issuance costs by selling through the independent general agency system; (ii) minimizing home office administrative costs; and (iii) utilizing appropriate underwriting guidelines.

     The long-term profitability of sales of life and most annuity products depends on the degree of margin of the actuarial assumptions that underlie the pricing of such products. Actuarial calculations for such products, and the ultimate profitability of sales of such products, are based on four major factors: (i) persistency; (ii) rate of return on cash invested during the life of the policy or contract;
(iii) expenses of acquiring and administering the policy or contract; and (iv) mortality.

     Persistency is the extent to which insurance policies which are sold are maintained by the policy holder. Such holders sometimes do not pay premiums, thus, causing their policies to lapse.

     The assumed rate of return on invested cash and desired spreads during the period that insurance policies or annuity contracts are in force also affects pricing of products and currently includes an assumption by the Company of a specified rate of return and/or spread on its investments for each year that such insurance or annuity product is in force.

     Another major factor affecting profitability is the level of expenses. Management believes that one of the Company's strengths is its concentration on minimizing expenses through periodic review and adjustment of general and administrative costs.

     Mortality is the rate of death experienced by life insurance policyholders and certain annuitants taken as a group. For calculating premiums, the Company uses actuarial assumptions with margins added to allow for adverse statistical variations. Actual mortality experience in a particular period may be different than actuarially expected mortality experience and, consequently, may adversely affect the Company's operating results for such period.

Underwriting Procedures

     Premiums charged on insurance products are based, in part, on assumptions about the expected mortality experience. In that regard, the Company has adopted and follows detailed, uniform underwriting procedures designed to assess and quantify insurance risks before issuing life insurance policies to individuals. To implement these procedures, the Company employs an experienced professional underwriting staff. The underwriting practice of the Company is to require attending physicians' statements and medical examinations for each applicant over age 55 or for policies in excess of certain prescribed policy amounts, ranging from $25,000 and up. These requirements are graduated according to the applicant's age and the face amount of the policy. The Company also carefully reviews medical records and each applicant's written application for insurance, which generally is prepared under the supervision of one of the Company's independent general agents. The factors considered in evaluating an application for individual life insurance coverage include the applicant's age, occupation, avocations, driving record, finances, aviation activities, smoking habits, alcohol usage and general health and medical history. These factors are discovered through the application, attending physicians' statements, consumer investigation reports from investigative agencies, direct contact, motor vehicle reports and the Medical Information Bureau, an insurance industry information service. In accordance with industry practice, material misrepresentations on a policy application can result in the cancellation by the Company of the policy under the two year incontestability clause in the general provisions of the policy.

     To the extent that an applicant does not meet the Company's underwriting standards for issuance of a policy at the standard risk classifications, the Company may offer to issue a classified, sub-standard or impaired risk policy for a risk adjusted premium amount rather than declining the application. The amount of the Company's impaired risk insurance in force in proportion to the total amount of the Company's individual life insurance in force was approximately 4.1% at December 31, 1995.

     Acquired Immune Deficiency Syndrome ("AIDS"), which has received wide publicity because of its serious public health implications, presents special concerns to the life insurance industry. Mortality risks are accepted by insurers based on methods of classification designed to appropriately relate premiums charged to such risks and, in this connection, steps have been taken toward strengthening the Company's underwriting and selection process. The Company considers AIDS information in underwriting and pricing decisions in accordance with applicable laws. A prospective policyholder must submit to a blood or urine test, which includes AIDS antibody screening, if the amount of coverage applied for equals or exceeds $100,000. The Company's own mortality experience reflects no significant adverse impact as a result of any acceleration of AIDS-related claims. The Company is continuing to monitor developments in this area but is necessarily unable to predict the long term impact of this problem on the life insurance industry, in general, or on the Company, in particular.

Life Insurance and Annuity Reserves

     In accordance with applicable insurance regulations, the Company has established and carries as liabilities in its statutory financial statements actuarially determined reserves that are calculated to satisfy its policy and contract obligations. Reserves, together with premiums to be received on outstanding policies and contracts and interest thereon at certain assumed rates, are calculated to be sufficient to satisfy policy and contract obligations. The actuarial factors used in determining such reserves are based on statutorily prescribed mortality and morbidity tables and interest rates. Reserves maintained also include unearned premiums, premium deposits, reserves for claims that have been reported but are not yet paid, reserves for claims that have been incurred but have not yet been reported and claims in the process of settlement. Generally, the Company maintains reserves on assumed reinsurance, but does not continue accumulating reserves with respect to that portion of policies or contracts that are reinsured with, or ceded to, other insurance companies. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

     The reserves reflected in the Company's consolidated financial statements included herein are calculated based on generally accepted accounting principles ("GAAP") and differ from those specified by the laws of the various states in which the Company does business and those reflected in the Company's statutory financial statements. These differences arise from the use of different mortality and morbidity tables and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level premium reserve method on all insurance business. See
"Notes 1G, 1H and 8 to the Notes to the Consolidated Financial Statements."

     The reserves reflected in the Company's consolidated financial statements are based upon the Company's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all non-interest- sensitive products and the retrospective deposit method for all interest-sensitive products. In determining reserves for its insurance and annuity products, the Company performs periodic studies to compare current experience for mortality, interest and lapse rates with expected experience in the reserve assumptions. Differences are reflected currently in earnings for each period. The Company historically has not experienced significant adverse deviations from its assumptions.

Claims Paying and Other Ratings

     During 1995, the Insurance Company's rating was reaffirmed at "A- (Excellent)" by A.M. Best. Publications of A.M. Best indicate that the "A-" rating is assigned to those companies that, in A.M. Best's opinion, have achieved excellent overall performance when compared to the norms of the insurance industry and that generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations over a long period of time.

     In evaluating a company's statutory financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competency of its management.

     A.M. Best's rating is based on factors which primarily are relevant to policyholders, agents and intermediaries and is not directed towards the protection of investors, nor is it intended to allow investors to rely on such a rating in evaluating the financial condition of the Insurance Company. Moody's Investor Services rates the Insurance Company's insurance financial strength as Baa3. The Company's Senior Notes, due December 15, 2000 (the "Senior Notes"), are rated BB by Standard & Poor's Corporation ("Standard & Poor's") and Ba2 by Moody's Investor Services.

Policy Claims

     Claims are received and reviewed by claims examiners at the Company's home office. The initial review of claims includes verification that coverage is in force and that the claim is not subject to an exclusion under the policy. Birth and death certificates are basic requirements. Medical records and investigative reports are ordered for contestable claims.

Reinsurance

     The Company follows the usual industry practice of reinsuring ("ceding") portions of its life insurance risks with other companies, a practice which permits the Company to write policies in amounts larger than the risk it is willing to retain on any one life, and also to continue writing a larger volume of new business. The Company also reinsures a portion of its life insurance business in order to obtain commissions on the insurance ceded and thereby reducing its net commission expense. The maximum amount of individual life insurance normally retained by the Company on any one life is $50,000 per policy and $100,000 per life. The maximum retention with respect to impaired risk policies typically is the same. The Company cedes insurance primarily on an "automatic" basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a "facultative" basis, under which the reinsurer's prior approval is required on each risk reinsured.

     Use of reinsurance does not discharge an insurer from liability on the insurance ceded. An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurer. No reinsurer of business ceded by the Company has failed to pay any policy claims with respect to such ceded business. At December 31, 1995, of the approximately $1.0 billion of the Company's life insurance in force, the Company had ceded to reinsurers approximately $573.3 million of such insurance in force. The principal reinsuring companies of individual life policies with whom the Company does business at December 31, 1995 (and their corresponding A.M. Best ratings) were Life Reassurance Corporation of America ("A+ (Superior)") and North American Reassurance Company ("A (Excellent)").

Competition

     The Company operates in a highly competitive environment. There are numerous insurance companies, banks, securities brokerage firms and other financial intermediaries marketing insurance products, annuities, and other investments that compete with the Company, many of which have substantially greater resources than the Company.

     The Company believes that the principal competitive factors in the sale of annuity and life insurance products are product features, commission structure, perceived stability of the insurer, claims paying ratings, name recognition, crediting rates, and service. Many other insurance and other companies are capable of competing for sales in the Company's target markets.

     Management believes that the Company's ability to compete is dependent upon, among other things, its ability to retain and attract independent general agents to market its products, its ability to develop competitive products that also are profitable and its ability to provide quality service. Management believes that the Company has good relationships with its agents, has an adequate variety of products approved for issuance and generally is competitive within the industry.

Investments and Investment Policy

     The Company derives a substantial portion of its total revenues from investment income. The Company manages most of its investments internally. All investments made on behalf of the Company are governed by the general requirements and guidelines established and approved by the Company's investment committee (the "Investment Committee") and by qualitative and quantitative limits prescribed by applicable insurance laws and regulations. The Investment Committee meets regularly to set and review investment policy and to approve current investment plans. The actions of the Investment Committee are subject to review and approval by the board of directors of the Insurance Company. The Company's investment policy must comply with NYSDI regulations and the regulations of other applicable regulatory bodies.

     The Company's investment philosophy generally focuses on purchasing investment grade securities with the intention of holding such securities to maturity. The Company's investment philosophy is focused on the intermediate to longer-term horizon and is not oriented towards trading. However, as market opportunities, liquidity or regulatory considerations may dictate, securities may be sold prior to maturity. As of December 31, 1995, the Company has categorized all fixed maturity securities (with an aggregate carrying value of approximately $1,855.7 million), which may be sold prior to maturity, as available for sale. The Company carries such investments at market value.

     Since fiscal 1991, the Company has reduced its exposure to below investment grade debt securities. The Company's strategic shift toward investment grade securities will have the impact of reducing the net investment yield in the future. Nonetheless, management believes that the significant improvement in credit quality of the investment portfolio will reduce capital exposure.

     The Company manages its investment portfolio to meet the diversification, yield and liquidity requirements of its insurance policy and annuity contract obligations. The Company's liquidity requirements are monitored regularly so that cash flow needs are sufficiently satisfied. Adjustments periodically are made to the Company's investment policies to reflect changes in the Company's short-and long-term cash needs, as well as changing business and economic conditions.

     As of December 31, 1995, approximately 26.1% of the Company's investment portfolio was invested in U.S. government and agency mortgage-backed securities and other mortgage-backed obligations, most of which are collateralized mortgage obligations ("CMOs") backed by residential mortgages. Most of the Company's CMOs represent beneficial ownership interests in mortgage-backed securities of the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") or the Resolution Trust Corporation ("RTC"). Mortgage-backed securities are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgages. Notwithstanding the foregoing, because the Company historically has purchased CMOs in the secondary market at prices which typically are below their par or maturity value, the Company's portfolio has not been materially impacted as a result of such prepayments. The Company does not invest in interest only or principal only CMOs.

     As of December 31, 1995, approximately 6.5% of the Company's investment portfolio consisted of bonds acquired in private placements. While these bonds are not usually registered with the Securities and Exchange Commission (the "SEC" or "Commission"), management believes that these bonds are marketable to other institutional investors. Approximately 92.8% of the investments acquired by the Company in private placements have been assigned a National Association Insurance Commissioners ("NAIC") designation corresponding to one of the two highest quality rating categories. NAIC designations corresponding to the entire Investment Portfolio can be found on page 18.

     As of December 31, 1995, approximately 6.6% of the Company's investment portfolio, and approximately 37.5% of its stockholders' equity, consisted of interests in over twenty-five limited partnerships which are engaged in a variety of investment strategies, principally including merchant banking and debt restructuring activities. Investments made by such limited partnerships generally are speculative and involve significant risks, including, without limitation, the total loss of such investment. In general, such investments are illiquid and may be adversely impacted by changes in prevailing interest rates, volatility in the equity or debt capital markets, adverse developments in the financial position or results of operations of the entities in which the limited partnerships invest and by general economic conditions. The limited partnerships that are involved in merchant banking activities generally seek to achieve significant rates of return (including capital gains) through a wide variety of investment strategies, including leveraged acquisitions, bridge financing and other private equity investments in existing businesses. The limited partnerships that are involved in debt restructuring activities take positions in debt and equity securities, loans originated by banks, and other liabilities of financially troubled companies. Investments in companies undergoing debt restructurings, which by their nature have a high degree of financial uncertainty, may be unsecured and subordinated to senior indebtedness and carry a higher degree of risk of loss upon default by the borrower. The high level of indebtedness characteristic of merchant banking and debt restructuring transactions makes such underlying investments particularly sensitive to interest rate increases, which could affect the ability of the borrower to generate sufficient cash flow to meet its fixed charges. Additionally, the terms of debt agreements may limit the leveraged company's ability to pay dividends, make payments on subordinated debt or to respond to business opportunities.

     The Company has been investing in limited partnerships for over five years. During this time, the Company has had an opportunity to consider and evaluate a substantial number of limited partnerships and their managers. The Company makes limited partnership investments based on a number of considerations, including the reputation, investment philosophy (particularly with respect to risk), performance history and investment strategy of the manager of the limited partnership. Managers of the limited partnerships in which the Company is invested include, among others, Blackstone Investment Management, Omega Institutional Partners, Goldman Sachs Partners, Trust Company of the West Asset Management and Clayton Dubilier & Rice Partners.

     Limited partnership investments are selected through a careful, two-stage review process. Shirley P. Jordan, Executive Vice President and Chief Investment Officer of the Insurance Company, and her staff review the offering documents and performance history of each investment manager. Ms. Jordan has more than 20 years of experience in analyzing investments. Separately, the Investment Committee (which is comprised of investment professionals who, collectively have more than 80 years experience in analyzing investments) interviews the manager to determine whether the investment philosophy (particularly with respect to risk) and strategies of the limited partnership are in the best interests of the Company. Only after a positive recommendation is made by both the Chief Investment Officer and the Investment Committee does the Company invest in a limited partnership. In addition, the actions of the Investment Committee are subject to review and approval by the board of directors of the Insurance Company. To evaluate both the carrying value and the continuing appropriateness of the Company's investment in any limited partnership, management maintains ongoing discussions with the investment manager and considers the limited partnership's operations, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year.

     Pursuant to the terms of certain limited partnership agreements to which the Company is a party, the Company is committed to contribute, if called upon, an aggregate of approximately $37.0 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.

     The book value of the Company's investments in limited partnerships as of December 31, 1995, 1994 and 1993 was approximately $150.3 million, $142.5 million and $127.9 million, respectively. Net investment income, including capital gains, derived from the Company's interests in limited partnership investments aggregated approximately $25.3 million, $15.9 million and $41.2 million in fiscal 1995, 1994 and 1993, respectively.

     Management anticipates that in the future it will continue to make selective investments in limited partnerships as opportunities arise, subject to the approval of the Chief Investment Officer and the Investment Committee and the review and approval by the Board of Directors of the Insurance Company. Interests held by the Company in limited partnerships usually are not registered with the Commission. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships that it has received during the foregoing periods or that it will achieve any returns on such investments at all. In addition, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of returns on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

     As of December 31, 1995, the Company's investment portfolio also consisted of approximately 6.0% invested in convertible debt securities, approximately 5.0% invested in preferred stock, approximately 0.8% invested in mortgage loans, and approximately 1.7% invested in common stock. The Company's mortgage loans were collateralized by commercial office and retail properties located in New York and Pennsylvania. The Company's only real estate investments are two buildings which are used as the current home office of the Insurance Company and two acres of undeveloped land in Nyack, New York.

     In order to enhance investment income, the Company participates in "dollar roll" repurchase agreement transactions. Such transactions involve the sale of a mortgage-backed security to a holding institution and a simultaneous agreement to purchase a substantially similar security (with the same coupon rate as the security sold) for forward settlement (typically, around 60 days) at a lower dollar price. The proceeds are invested in short-term investment grade commercial paper or loan participations at a positive spread until the settlement date of the similar security. In connection with its "dollar roll" transactions, the Company does not engage in yield maintenance transactions. The purchase and maturity dates of all short-term investments are matched exactly to the sale and purchase dates of the underlying collateral, with a 90-day maximum for any one transaction. During this period, the holding institution receives all income and prepayments for the security. To reduce the risk that a party will default on its obligations under the repurchase agreement, the Company only enters into "dollar roll" transactions with major securities dealers such as Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Merrill Lynch & Co., Salomon Brothers Inc., Smith Barney Shearson Inc., Bear, Stearns & Co. Inc. and CS First Boston. Additionally, if the counterparty to the "dollar roll" agreement defaults under the terms of such agreement, the Company is not obligated to repurchase the underlying securities to the transaction. Under GAAP, during the period between the sale by the Company of a mortgage-backed security to the institution party to the "dollar roll" transaction and the Company's repurchase of a substantially similar mortgage-backed security from the holding institution, the Company's consolidated balance sheet will reflect both the mortgage-backed security sold to the holding institution and the cash received for such security as assets, and the Company's repurchase obligation as a liability. In fiscal 1995 and 1994, dollar roll transactions generated approximately $891 thousand and $1.0 million, respectively, of net investment income for the Company. Amounts outstanding to repurchase securities under dollar roll repurchase agreements were approximately $160.4 million and $39.4 million as of December 31, 1995 and December 31, 1994, respectively.


     The following table summarizes the Company's investment portfolio at December 31, 1995.

                         Investment Portfolio

                                         Total Carrying Value <F1>
                                          (dollars in thousands)


Fixed Maturities
  Available for Sale:
     Bonds and Notes:
     U.S. Government, government agencies
          and authorities<F2>                      $  593,884
     Investment grade corporate <F3>                  587,485
     Public utilities                                 265,186
     Below investment grade corporate                 155,365
     Mortgage backed                                  141,112
     Preferred stocks                                 112,631

          Total Available for Sale                  1,855,663

          Total Fixed Maturities<F4>                1,855,663

Equity Securities
     Common stock                                      37,748

Other Investments:
     Policy loans                                      18,601
     Mortgage loans                                    19,015
     Other long-term investments<F5>                  150,331
     Cash and short-term investments<F6>              190,747

          Total cash and investments               $2,272,105

<F1>  All securities are classified as available for sale; accordingly total carrying value equals estimated market value. Independent pricing services provide market prices for most publicly-traded securities. Where prices are unavailable from pricing services, prices are obtained from securities dealers.
      Estimated market value either approximates estimated carrying value or was not readily ascertainable. See Note 1(c) to the Notes to the Consolidated Financial Statements for an explanation of the methodology used to value "OtherInvestments."

<F2>  Approximately $475.2 million of such securities represent beneficial ownership interests in mortgage backed securities of FDIC, FHLMC, FNMA, GNMA or the RTC.

<F3>  Ratings are based primarily upon those assigned by the NAIC and converted to the generally comparable Moody's Investor Services ("Moodys") rating.

<F4>  Includes approximately $136.0 million of convertible debt securities.

<F5>  Consist principally of investments in limited partnerships which are carried at cost and adjusted for income and losses, as well as contributions and distributions.

<F6>  Includes approximately $160.4 million attributable to "dollar roll"
      repurchase agreements.


     The following table summarizes the Company's investment results for the periods indicated, as determined in accordance with GAAP.

                                 INVESTMENT RESULTS

                                   Year Ended December 31,
                       1995        1994        1993        1992        1991
                                      (Dollars in thousands)


Cash and total
invested
assets<F1>          $2,065,285  $2,008,727  $2,060,270  $2,002,524  $2,180,684
Net investment
income<F2>          $  170,780  $  157,251  $  185,190  $  185,328  $  226,575
Effective
yield<F3>                9.01%       8.49%       9.88%      10.20%      11.59%
Net realized
investment
gains
(losses)<F4>        $   17,216  $    7,259   $    8,805 $    9,210  $   33,782

<F1>  Average of cash and aggregate invested amounts at the beginning and end of period.

<F2>  Net investment income is net of investment expenses and excludes capital gains and losses and provision for income taxes.

<F3>  Net investment income divided by average cash and total invested assets minus net investment income.

<F4>  Net realized investment gains (losses) include provisions for impairment in value that are considered other than temporary and exclude provisions for income taxes.


     The following table sets forth the composition of the Company's bond portfolio by rating as of December 31, 1995.

                              Bond Portfolio Ratings

                                                        Percent
                                                        of Total
                                     Estimated          Estimated
                                     Market             Market
     Rating<F1>                      Value<F2>           Value<F2>
                                (Dollars in thousands)


 Aaa                                     $  545,790        31.3%
 Aa                                          26,120         1.5
 A                                          347,657        19.9
 Baa                                        663,890        38.1
   Total investment grade<F3>             1,583,457        90.8
 Ba                                         100,495         5.8
 B                                           18,695         1.1
 C                                           40,385         2.3
   Total non-investment grade               159,575         9.2
   Total                                 $1,743,032       100.0%

<F1> Ratings are those assigned primarily by Moody's when available, with remaining ratings as assigned by Standard & Poor's and converted to a generally comparable Moody's rating. Bonds not rated by any such organization (e.g., private placement securities) are included based on the rating prescribed by the Securities Valuation
     Office of the NAIC. NAIC class 1 is considered equivalent to an A or higher rating; class 2, Baa; class 3, Ba; and classes 4-6, B and below. All securities are classified as available for sale; accordingly total carrying value equals estimated market value.

<F2> Independent pricing services provide market prices for most publicly-traded securities. Where prices are unavailable from pricing services, prices are obtained from securities dealers.

<F3> Approximately 37.5% of which consist of U.S. government and agency bonds.

     According to Moody's, bonds which are rated "A" possess many favorable investment attributes and are to be considered as upper medium grade obligations. Moody's applies numerical modifiers "1", "2" and "3" in each generic rating classification from Aa to B. Modifier "1" indicates a bond in the higher end of a generic rating classification.

     The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations," which are used by insurers when preparing their statutory annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. NAIC ratings are assigned annually as of December 31, and rerated periodically. Of the bonds and notes in the Company's investment portfolio, approximately 91.1% were in one of the highest two NAIC Designations at December 31, 1995. The following table sets forth the carrying value and estimated market value of these securities according to NAIC Designations at December 31, 1995.

                                                     Percent
                                                     of Total
NAIC Designations                    Estimated       Estimated
(generally comparable to             Market          Market
Moody's ratings)<F1>                 Value <F2>      Value <F2>
                                 (Dollars in thousands)


1  (Aaa, Aa, A)                    $  859,627          49.3%
2  (Baa)                              728,040          41.8
3  (Ba)                                85,437           4.9
4  (B)                                 30,927           1.8
5  (Caa, Ca)                           37,479           2.1
6  (C)                                  1,522            .1
                                   $1,743,032         100.0%

<F1> Comparison between NAIC Designations and Moody's rating is as published by the NAIC. NAIC class 1 is considered equivalent to an A or higher rating by Moody's; class 2, Baa; class 3, Ba; class 4, B; class 5, Caa and Ca; and class 6, C. All securities are classified as available for sale; accordingly total carrying value equals estimated market value.

<F2> Independent pricing services provide market prices for most publicly-traded securities. Where prices are unavailable from pricing services, prices are obtained from securities dealers.


    The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSDI. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting. As of December 31, 1995, approximately 7.4% of the Insurance Company's total admitted assets were invested in below investment grade debt securities. In addition, as of that date, bond holdings with a statutory carrying value of approximately $1.4 million were in default, representing less than 1/2 of 1% of the Company's investment portfolio. For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Also see "Note 2 to the Notes to Consolidated Financial Statements" for certain other information concerning the Company's investment portfolio.

     The following table sets forth the scheduled maturities for the Company's investments in bonds and notes as of December 31, 1995.


                         Scheduled Maturities
                                                        Percent
                                                        of Total
                                          Estimated     Estimated
                                          Market        Market
     Maturity<F1>                         Value<F2>     Value<F2>
                                  (Dollars in thousands)


Due in one year or less                  $   10,747         0.6%
Due after one year through five years       102,767         5.9
Due after five years through 10 years       262,075        15.0
Due after 10 years through 20 years       1,226,331        70.4
     Total                                1,601,920        91.9
Mortgage-backed bonds                       141,112         8.1
     Total bonds and notes               $1,743,032       100.0%

<F1>  This table is based upon stated maturity dates and does not reflect the effect of prepayments, which would shorten the average life of these securities. All securities are classified as available for sale; accordingly total carrying value equals estimated market value.

<F2>  Independent pricing services provide market prices for most publicly-traded securities. Where prices are unavailable from pricing services, prices are obtained from securities dealers.

Insurance Regulation

General Regulation

     As an insurance holding company, the Company is subject to regulation by the State of New York, where the Insurance Company is domiciled, as well as all states in which the Insurance Company transacts business. Most states have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and furnish to it financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. The Company has registered as a holding company system in New York.

     The laws and regulations of New York applicable to insurance holding companies require, among other things, that all transactions within a holding company system be fair and equitable and that charges for services be reasonable. In addition, most transactions require either prior notification to or approval of the Superintendent of Insurance of the State of New York (the "Superintendent"). Prior written approval of the Superintendent is required for the direct or indirect acquisition of 10% or more of the insurance companies' voting securities. Applicable state insurance laws, rather than federal bankruptcy laws, also apply to the liquidation or reorganization of insurance companies.

     Like other insurance companies, the Insurance Company is subject to regulation and supervision by the state or insurance department of each jurisdiction in which it is licensed to do business. The purpose of such regulation primarily is to provide safeguards to policyholders rather than to protect the interests of shareholders. The insurance laws of various jurisdictions establish regulatory agencies with broad administrative powers relating to the granting and revocation of licenses to transact business, the regulation of trade practices, the licensing of agents, the approval of policy forms, the setting of reserve requirements, the review of certain premium rates, determinations as to the form and content of required financial statements, determinations as to the reasonableness and adequacy of capital and surplus, prescribing the type and amount of permitted investments and other related matters.

     The Insurance Company is required to file detailed periodic reports and financial statements with the state insurance regulators in each of the states in which it does business. In addition, insurance regulators periodically examine the Insurance Company's financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. As part of their routine regulatory oversight process, the NYSDI generally conducts detailed examinations every three years of the books, records and accounts of the Insurance Company. The Insurance Company's last examination occurred during 1994 for the three-year period ended December 31, 1993. The final report did not raise any significant issues or adjustments.

     Under the New York Insurance Law, the Insurance Company is required to conduct annually an analysis of the sufficiency of interest sensitive single premium life and annuity reserves. A qualified actuary must submit an opinion which states that the reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurance company. If such an opinion cannot be provided, the insurance company must set up additional reserves by moving funds from surplus. Since the commencement of this requirement, the Insurance Company has provided this opinion, without any qualifications.

     A new NAIC model law and regulation, which has already been adopted by various states, expands the annual analysis of reserve sufficiency to include all life and health insurance reserves in addition to interest sensitive single premium life and annuity reserves. The Insurance Company provided an opinion, without qualification, to these state regulators. Adoption of requirements for this expanded reserve sufficiency analysis is under consideration in New York.

     Recently, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and their holding company systems. In addition, legislation periodically has been introduced in Congress which could result in the federal government assuming some role in the regulation of the insurance industry. In light of these legislative developments, the NAIC and insurance regulators have undertaken a process of re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of non-statutory guidelines. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions and the adoption of risk-based capital rules. In addition, in connection with its accreditation of states to conduct periodic company examinations, the NAIC has encouraged states to adopt model NAIC laws on specific topics, such as holding company regulations and the definition of extraordinary dividends. These developments may impact the structure of insurance company investment portfolios and the earnings thereon. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company and the Insurance Company.

Regulation of Dividends and Other Payments from the Insurance Company

     The Company is a legal entity separate and distinct from its subsidiaries. As a holding company with no other business operations, its primary sources of cash needed to meet its obligations, including principal and interest payments on its outstanding indebtedness and to pay dividends on its common stock, are rent from its real estate, interest on its investments and dividends from the Insurance Company.

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York law. New York law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The NYSDI has established informal guidelines for the Superintendent's determinations which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During fiscal 1995, 1994 and 1993, the Insurance Company paid dividends of $5 million, $12 million and $-0-million, respectively, to the Company.

     The payment of dividends by the Company to its shareholders are further restricted by the indentures underlying the Company's
$50,000,000 aggregate principal amount of 9 1/2% Senior Notes (the "Senior Notes"). See "Note 3 of the Notes to Consolidated Financial Statements."

     Recently, the NAIC proposed the NAIC Model Act which limits dividends that may be paid in any calendar year without regulatory approval to the lesser of (1) 10% of the insurer's statutory surplus at the prior year-end or (2) 100% of the statutory net gain from operations of the insurer (not including realized capital gains) for the prior calendar year. The NAIC recently has determined that it will not grant accreditation to any state insurance regulatory authority in a state that has not enacted statutes "substantially similar" to the NAIC Model Act regulating the payment of dividends by insurers. The New York statutes applicable to the Insurance Company do not conform to the NAIC Model Act and the legislature of New York may consider legislation to bring New York laws into substantial compliance with the NAIC Model Act.

Investment Reserve

     Asset Valuation Reserve. Statutory accounting practices require a life insurance company to maintain an Asset Valuation Reserve ("AVR") to absorb realized and unrealized capital gains and losses on a portion of an insurer's fixed income securities and equity securities.

     The AVR is required to stabilize statutory surplus from fluctuations in the market value of bonds, stocks, mortgage loans, real estate and other invested assets. The maximum AVR is calculated based on the application of various factors that are applied to the assets in an insurer's portfolio. The AVR generally captures credit-related realized and unrealized capital gains or losses on such assets. Each year the amount of an insurer's AVR will fluctuate as the investment portfolio changes and capital gains or losses are absorbed by the reserve. To adjust for such changes over time, contributions must be made to the AVR in an aggregate annual amount equal to 20% of the difference between the maximum AVR as calculated and the actual AVR.
These contributions may result in a slower rate of growth in or a reduction of the Insurance Company's Unassigned Surplus. The extent of the impact of the AVR on the Insurance Company's surplus depends in part on the future composition of the Insurance Company's investment portfolio.

     Interest Maintenance Reserve. The Interest Maintenance Reserve (the "IMR") captures capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage loans) resulting from interest rate changes, which are amortized into net income over the estimated remaining periods to maturity of the investments sold. The extent of the impact of the IMR depends on the amount of future capital gains and losses on fixed maturity investments resulting from interest rate changes.

NAIC-IRIS Ratios

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 industry ratios and specifies "normal ranges" for each ratio. The IRIS ratios were designed to advise state insurance regulators of significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. These changes need not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," such state regulators may, but are not obligated to, inquire of the company regarding the nature of the company's business to determine the reasons for the ratios being outside the "normal range." No regulatory significance results from being out of the normal range on fewer than four of the ratios. The Company anticipates that it may from time to time fall outside the "normal range" on some of these ratios. For the year ended December 31, 1995, the Company was within the normal range for all of the ratios. If four or more of the Company's ratios fall outside the "normal range," the Company is likely to experience regulatory inquiry and a higher level of scrutiny.

Risk-Based Capital

     Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula. The standards require the computation of a risk-based capital amount which then is compared to a company's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from regulatory control of the insurance company to a requirement for the insurance company to submit a plan to improve its capital. Implementation of the substantive regulatory authority contemplated by this NAIC formula depends on adoption by the states of the NAIC Model Act on risk-based capital requirements. The NAIC has not yet determined to deny accreditation to state insurance regulatory authorities in states failing to adopt this risk-based capital Model Act. At December 31, 1995, the Insurance Company's total adjusted capital was $296.7 million and the authorized control level risk based capital was $62.3 million.

Assessments Against Insurers

     Most applicable jurisdictions require insurance companies to participate in guaranty funds which are designed to indemnify policyholders of insolvent insurance companies. Insurers authorized to transact business in these jurisdictions generally are subject to assessments based on annual direct premiums written in that jurisdiction. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's solvency and, in certain instances, may be offset against future state premium taxes. The amount of these assessments in prior years has not been material, however, the amount and timing of any future assessment on the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Company and the Insurance Company.
Recent failures of substantially larger insurance companies could result in future assessments in material amounts.

Regulation at Federal Level

     Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements and the removal of barriers restricting banks from engaging in the insurance and mutual fund business. It is not possible to predict the outcome of any such congressional activity nor the potential effects thereof on the Company.

Affiliates

     In addition to the Insurance Company, the Company has three subsidiaries, Presidential Securities Corporation, P.L. Assigned Services Corporation and Presidential Asset Management Company, Inc. In the aggregate, these three subsidiaries are not material to the Company's consolidated financial condition or results of operations.

Recent Developments

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

     The Company was informed on January 10, 1996 by Pennsylvania
Insurance Commissioner Linda S. Kaiser, that in response to the significant improvement in the invested assets of Fidelity, she has reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity.

     The Company disagrees with the Commissioner's decision to reopen the process and has reserved all of its rights, including those under the Stock Purchase Agreement signed in January 1995 with the Pennsylvania Insurance Department.

Item 2.  Properties

     The Company owns, and the Insurance Company is the sole occupant of, two adjacent office buildings located at 69 Lydecker Street and 10 North Broadway in Nyack, New York. These buildings contain an aggregate of approximately 45,000 square feet of useable floor space.

     The Insurance Company also owns two acres of unimproved land in Nyack, New York.

     Management believes that the Company's present facilities are adequate for its anticipated needs.

Item 3.  Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 18, 1996, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted by the Company to its shareholders for vote during the fiscal quarter ended December 31, 1995.

                                PART II

Item 5.  Market for the Registrant's Common Equity and Related
Shareholder Matters

     The Company's common stock trades on The NASDAQ Stock Market under the symbol "PLFE." The following table sets forth, for the indicated periods, the high and low bid quotations for the common stock, as reported by the National Association of Securities Dealers, Inc., and the per share cash dividends declared on the common stock.

                                                  Cash Dividends
                           High         Low       Declared Per Share


Fiscal 1994
  First Quarter            $9 3/8       $6 1/4
  Second Quarter            7 5/8        6 1/4         $.045
  Third Quarter             7 3/8        6 1/8
  Fourth Quarter            6 3/4        4 3/4          .045

Fiscal 1995
  First Quarter             6 5/8        5
  Second Quarter            8 3/4        5 3/4         $.045
  Third Quarter             9 3/8        7 7/8
  Fourth Quarter           10 3/8        8 5/8          .06

Fiscal 1996
  First Quarter
  (through
  March 18, 1996)           9 5/8        8 5/8


     The Company regularly has paid semi-annual cash dividends since 1980. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, financial condition, and dividends from the Insurance Company. Any determination to pay dividends would be at the discretion of the Company's Board of Directors and is subject to regulatory and contractual restrictions as described in "Part I -- Business -- Insurance Regulation" and Part II -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." At March 18, 1996, there were approximately 1,111 holders of record of the Company's common stock.

Item 6.  Selected Financial Data

     Selected consolidated financial data for the Company are presented below for each of the five years in the period ended December 31, 1995. This data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.


Income Statement Data:
                                     Year Ended December 31,
                         1995      1994       1993        1992         1991
                            (in thousands, except per share data)


Total Revenue       $  199,864 $ 174,074  $  206,359    $  209,008    $  291,344

 Benefits              123,923   119,731     126,740       140,971       184,613
 Interest Expense
   on Notes payable      5,045     5,266       6,522         7,212         8,192
 Selling, General and
 Administrative
 Expenses               14,506    11,858      15,890        21,831        29,963
Total Benefits and
 Expenses              143,474   136,855     149,152       170,014       222,768

Provision (benefit)
for
Income Taxes             7,332    (2,693)     13,228<F1>    15,027        12,742

Net Income (Loss)   $   49,058 $  39,912  $   46,825    $   23,967    $   55,834
Income (Loss)
Per Share           $     1.46 $    1.18  $     1.53<F1>$      .84    $     1.95
Dividends Per
Share               $     .105 $     .09  $      .09    $      .09    $      .09


Balance Sheet Data:
                                           At December 31,
                       1995        1994      1993          1992      1991
                                           (in thousands)

Assets              $2,356,760 $2,026,044 $2,265,218    $2,049,814    $2,147,505
Total
Capitalization
 Notes Payable      $   50,000 $   50,000 $   50,000    $   49,800    $   79,817
 Shareholders'
 Equity                401,060    255,953    264,447       176,070       157,927

Total               $  451,060 $  305,953 $  314,447    $  225,870    $  237,744

<F1> Includes cumulative effect of change in accounting principle of $2,846 or
     $.09 per share.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General

     The Company operates principally in a single business segment with two primary lines of business--individual annuities and individual life insurance. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as single premium deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholders' account balances. With respect to products that are accounted for as policyholders' account balances, revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from the policyholders' account balances. The Company's operating earnings are derived primarily from these revenues, plus the Company's investment results, including realized gains (losses), less interest credited, benefits to policyholders and expenses.

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

     In June, 1995 the Insurance Company was notified that its A.M. Best rating was reaffirmed at "A- (Excellent)".

     Results of Operations

     Comparison of Fiscal Year 1995 to Fiscal Year 1994 and Fiscal Year 1994 to Fiscal Year 1993.

     Revenues

     Annuity Considerations and Life Insurance Premiums

     Total annuity considerations and life insurance premiums increased to approximately $8.2 million in fiscal 1995 from approximately $5.8 million in fiscal 1994, an increase of approximately 40.7%. Of this amount, annuity considerations increased to approximately $3.8 million in fiscal 1995 from approximately $1.6 million in fiscal 1994, an increase of approximately $2.2 million. In accordance with generally accepted accounting principles, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium deferred annuities were approximately $86.9 million and $34.9 million in fiscal 1995 and 1994, respectively.

     Total annuity considerations and life insurance premiums decreased to approximately $5.8 million in fiscal 1994 from approximately $7.8 million in fiscal 1993, a decrease of approximately 25.1%. Of this amount, annuity premiums decreased to approximately $1.6 million in fiscal 1994 from approximately $3.0 million in fiscal 1993, a decrease of approximately 48.2%.

     Policy Fee Income

     Universal life and investment type policy fee income was approximately $1.93 million in fiscal 1995, as compared to approximately $1.91 million in fiscal 1994 and approximately $2.7 million in fiscal 1993. This represents approximately a 1.2% increase comparing fiscal 1995 to fiscal 1994 and approximately a 28.3% decrease comparing fiscal 1994 to fiscal 1993. The decrease in fiscal 1994 was primarily attributable to the lower level of surrender charges incurred by annuitants in connection with surrenders of their annuity contracts during fiscal 1994. Surrenders of annuity products represented approximately $99.8 million, $98.9 million, and $114.2 million in account balances during fiscal 1995, 1994 and 1993, respectively.

     Net Investment Income

     Net investment income totaled approximately $170.8 million in fiscal 1995, as compared to approximately $157.3 million in fiscal 1994 and approximately $185.2 million in fiscal 1993. This represents approximately an 8.6% increase comparing fiscal 1995 to fiscal 1994 and approximately a 15.1% decrease comparing fiscal 1994 to fiscal 1993. Investment income from "other invested assets" totaled approximately $32.5 million in fiscal 1995, $25.1 million in fiscal 1994 and $51.0 million in fiscal 1993. In fiscal 1995 and 1994, the Insurance Company participated in "dollar roll" transactions (i.e., the sale of a mortgage-backed security and a simultaneous agreement to purchase a similar security at a later date at a lower price) to enhance investment income. The proceeds from the sale are invested in short-term securities at a positive spread until the settlement date of the similar security. During this period, the holding institution receives all income and prepayments for the security. The Company's ratio of net investment income to average cash and invested assets less net investment income for the years ended December 31, 1995, 1994 and 1993 was approximately 9.01%, 8.49% and 9.88%, respectively. For additional information, please refer to "Note 2 of the Notes to Consolidated Financial Statements."

     Realized Investment Gains and Losses

     Realized investment gains amounted to approximately $17.2 million in fiscal 1995, as compared to approximately $7.3 million of gains in fiscal 1994 and gains of approximately $8.8 million in fiscal 1993. Realized investment gains for the years ended December 31, 1995 and 1994 were partially offset by realized investment losses of approximately $6.0 million and $9.7 million, respectively, attributable to writedowns of certain securities contained in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

     Total Benefits and Expenses

     Total benefits and expenses for fiscal 1995 aggregated approximately $143.5 million, as compared to approximately $136.9 million for fiscal 1994 and approximately $149.2 million for fiscal 1993. This represents an increase of approximately 4.8% comparing fiscal 1995 to fiscal 1994 and a decrease of approximately 8.2% comparing fiscal 1994 to fiscal 1993. The reasons for these changes will be discussed under the respective components below.

     Interest Credited and Benefits to Policyholders

     Interest credited and benefits to policyholders amounted to approximately $123.9 million in fiscal 1995 as compared to approximately $119.7 million in fiscal 1994 and approximately $126.7 million in fiscal 1993. This represents an increase of approximately 3.5% comparing fiscal 1995 to fiscal 1994 and approximately a 5.5% decrease comparing fiscal 1994 to fiscal 1993. The increase in fiscal 1995 principally is attributable to a higher average credited rate and a higher level of policyholder account balances. The decrease in fiscal 1994 principally is attributable to lower average credited interest rates and a lower level of policyholder account balances (as a result of the level of surrenders as discussed above).

     The Insurance Company's average credited rates for reserves and account balances for the 12 months ended December 31, 1995, 1994 and 1993 were less than the Company's ratio of net investment income to mean assets for the same periods as noted above under "Net Investment Income." Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, adjust the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

     Interest Expense on Notes Payable

     The interest expense on the Company's notes payable amounted to approximately $5.0 million in fiscal 1995, approximately $5.3 million in fiscal 1994 and approximately $6.5 million in fiscal 1993. These decreases are directly attributable to (i) the Company repurchasing the senior term notes payable in 1993 and the subordinated notes payable in January 1994 and (ii) the issuance of new Senior Notes in fiscal 1993 at a lower rate.

     General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents totaled approximately $15.0 million in fiscal 1995 as compared to approximately $10.0 million in fiscal 1994 and approximately $13.8 million in fiscal 1993. This represents approximately a 49.6% increase comparing fiscal 1995 to fiscal 1994 and approximately a 27.3% decrease comparing fiscal 1994 to fiscal 1993. The increase in fiscal 1995 compared to fiscal 1994 is primarily attributable to an increase in (i) commissions and related expenses as a result of an increase in sales of single premium deferred annuities and (ii) data processing related expenses as a result of upgrading certain computer systems. The decrease in fiscal 1994 compared to fiscal 1993 is attributable to an increase in accounting and legal fees in fiscal 1993.

     Deferred Policy Acquisition Costs

     The change in the net DAC for fiscal 1995 resulted in a credit of approximately $500 thousand, as compared to a charge of approximately $1.9 million in fiscal 1994 and a charge of approximately $2.1 million in fiscal 1993. These decreases (which are partially offset by an increase in costs associated with new product sales) are primarily attributable to a decline in the level of surrenders in fiscal 1995 and 1994 compared to fiscal 1994 and 1993, respectively, which had the effect of reducing the DAC associated with such surrenders.

     Income Before Income Taxes

     For the reasons discussed above, income before income taxes amounted to approximately $56.4 million in fiscal 1995, as compared to approximately $37.2 million in fiscal 1994 and approximately $57.2 million in fiscal 1993.

     Income Taxes

     Income tax expense (benefit) was approximately $7.3 million for fiscal 1995, as compared to approximately $(2.7) million in fiscal 1994 and approximately $13.2 million in fiscal 1993. As a result of the finalization of the Company's federal income tax return, the federal income tax recoverable from operations and capital loss carryback recorded at December 31, 1994 was increased in fiscal 1995 by $3.1 million which reduced income tax expense by a similar amount. The 1994 decrease is primarily attributable to a utilization of a prior unrecognized capital loss in 1994 and a decrease in realized capital gains.

     As more fully discussed in "Note 6 of the Notes to Consolidated Financial Statements," effective January 1, 1993, the Company adopted SFAS No. 109. The cumulative effect of the accounting change relating to prior years was to increase net income by approximately $2.8 million, or $.09 per share. Such change is reported separately in the consolidated statement of operations. See "Notes 1I and 6 of the Notes to Consolidated Financial Statements."

     Net Income

     For the reasons discussed above, the Company had net income of approximately $49.1 million in fiscal 1995, net income of approximately $39.9 million in fiscal 1994 and net income of approximately $46.8 million in fiscal 1993.

Liquidity and Capital Resources

     The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on the Company's investments and rent from its real estate.

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York law. New York law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The NYSDI has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices.
During fiscal 1995, 1994, and 1993, the Insurance Company paid dividends of $5 million, $12 million and $-0- million, respectively, to the Company.

     Principal sources of funds at the Insurance Company are premiums and other considerations paid, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies, (including withdrawals and surrender payments), the payment of policy acquisition costs, operating expenses and the purchase of investments.

     Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $30.2 million, $16.5 million and $8.4 million in fiscal 1995, 1994 and 1993, respectively. Net cash (used) provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(162.7) million, $169.8 million and $(140.6) million in fiscal 1995, 1994 and 1993, respectively.

     For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to the plan of refinancing, "dollar roll" repurchase transactions, and to sales and surrenders of the Company's annuity and universal life insurance products. The payment of dividends by the Company to its stockholders also is considered to be a financing activity. Net cash provided (used) by the Company's financing activities amounted to approximately $131.5 million, $(207.3) million and $149.3 million in fiscal 1995, 1994 and 1993, respectively. These fluctuations primarily are attributable to the level of "dollar roll" repurchase transactions, the level of policyholders' account balances, and the consummation of the private placement of 5,250,000 shares of common stock referred to below.

     During fiscal 1993, the Company completed its plan of refinancing which included: (i) a private placement of 5,250,000 shares of common stock, which placement was consummated on August 18, 1993, and from which the Company received net proceeds of approximately $35.7 million;
(ii) the repayment with a portion of the net proceeds of the Shares of $25 million aggregate principal amount of the Company's senior term notes (the "Senior Term Notes"), in October, 1993; (iii) the sale of $50 million of 9.5% Senior Notes on December 15, 1993; and (iv) the retirement, with the net proceeds of the Notes and a portion of the net proceeds from the shares of common stock, in January of 1994 of the Company's $44.7 million aggregate principal amount of 11.125% Subordinated Notes due May 15, 1994 (the "Subordinated Notes").

     The Company currently has no bank lines of credit.

     The Indenture governing the Senior Notes contains financial covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, create or permit liens, effect certain asset sales and engage in certain mergers or similar transactions. Management believes that the Company currently is in compliance with these covenants and restrictions contained in the Indenture and, further, that compliance with these covenants and restrictions will not have a material adverse effect on the Company's financial condition or results of operations.

     Given the Insurance Company's historic cash flow and current financial results, management believes that, for the next twelve months and for the reasonably foreseeable future, the Insurance Company's cash flow from operating activities will provide sufficient liquidity for the operations of the Insurance Company, as well as provide sufficient funds to the Company, so that the Company will be able to make dividend payments, as described in "Item 5 - Market for the Registrant's Common Equity and Related Shareholder Matters," satisfy its debt service obligations and pay its other operating expenses.

     Capital expenditures during fiscal 1995 were approximately $38,300. As of December 31, 1995, the Company had no outstanding commitments for significant capital expenditures.

     To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 8.2%, 6.4% and 22.2% as of December 31,
1995, 1994 and 1993, respectively). The weighted average duration of the Company's investment portfolio was approximately seven years as of December 31, 1995. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value, and unrealized gains (losses), net of federal income taxes and deferred policy acquisition costs, if any, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event the Company recognizes a loss.

     The Company maintains a portfolio which includes below investment grade securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of December 31, 1995, the carrying value of these securities was approximately $159.6 million (representing approximately 6.8% of the Company's total assets and 39.8% of shareholders' equity).

     The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSDI. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of December 31, 1995, approximately 7.4% of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

     Management expects that (primarily as a result of calls, redemptions and repayments) the percentage of the Company's portfolio invested in below investment grade debt securities will decline over time as it does not currently intend to purchase below investment grade debt investments. No new below investment grade investments have been made since the first quarter of fiscal 1990, but some investment grade corporate securities have been downgraded. Notwithstanding the foregoing, the Company's investment policies may change from time to time in response to market and other conditions.

     Investments in below investment grade debt securities have different risks than investments in corporate debt securities rated investment grade. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade debt securities than with other corporate debt securities because below investment grade debt securities generally are unsecured and often are subordinated to other creditors of the issuer. Also, issuers of below investment grade debt securities usually have high levels of indebtedness and often are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Typically, there is only a thinly traded market for such securities and recent market quotations may not be available for some of these securities. Market quotes generally are available only from a limited number of dealers and may not represent firm bids of such dealers or prices for actual sales. The Company attempts to reduce the overall risk in its below investment grade portfolio, as in all of its investments, through careful credit analysis, investment policy limitations, and diversification by company and by industry. Below investment grade debt investments, as well as other investments, are being monitored on an ongoing basis.

     In certain situations, the terms of some fixed maturity assets are restructured or modified. Management defines restructured investments in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS No. 15"). Restructured fixed maturities amounted to $2.1 million at December 31, 1995.

     As of December 31, 1995, approximately 6.6% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $37 million of additional capital to certain of these limited partnerships. However, management does not expect this entire amount to be called because certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. Although the Company has no specific plans to make additional limited partnership investments, it may make selective investments as opportunities arise. Pursuant to NYSDI regulations, the Company's investments in equity securities (other than preferred stock), including limited partnership interests, may not exceed 20% of the Insurance Company's admitted assets. Interests held by the Company in limited partnerships usually are not registered with the Commission and typically are illiquid. In addition, there can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

     As previously discussed in fiscal 1995 and 1994, the Company participated in "dollar roll" repurchase agreement transactions. Amounts outstanding to repurchase securities under such agreements were approximately $160.4 million and $39.4 million at December 31, 1995 and
1994, respectively.   The Company may engage in selected "dollar roll"
transactions as market opportunities arise.

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

     The Company was informed by Pennsylvania Insurance Commissioner Linda S. Kaiser, that in response to the significant improvement in the invested assets of Fidelity, she has reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity.

     The Company disagrees with the Commissioner's decision to reopen the process and has reserved all of its rights, including those under the Stock Purchase Agreement signed in January 1995 with the Pennsylvania Insurance Department.

     All 50 states of the United States, the District of Columbia and Puerto Rico have insurance guaranty fund laws requiring all life insurance companies doing business within the jurisdictions to participate in guaranty associations, which are organized to pay contractual obligations under insurance policies (and certificates issued under group insurance policies) issued by impaired or insolvent life insurance companies. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's solvency. The amount of these assessments in prior years has not been material, however, the amount and timing of any future assessment on the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Company and the Insurance Company. Recent failures of substantially larger insurance companies could result in future assessments.

     See "Item 1 - Business - Insurance Regulation" for a description of certain NAIC initiatives that also may impact the Company's financial condition and results of operations.

     Effects of Inflation and Interest Rate Changes

     Management does not believe that inflation has had a material adverse effect on the Company's consolidated results of operations. The Company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline, the Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates, and vice versa. Management is aware that prevailing market interest rates frequently shift and, accordingly, the Company has adopted strategies which are designed to address either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company's average cost of funds would be expected to increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. Concurrently, the Company would attempt to place new funds in investments which were matched in duration to, and higher yielding than, the liabilities associated with such annuities.
Management believes that liquidity necessary in such an interest rate environment to fund withdrawals, including surrenders, would be available through income, cash flow, the Company's cash reserves or from the sale of short-term investments. In a declining interest rate environment, the Company's cost of funds would be expected to decrease over time, reflecting lower interest crediting rates on its fixed annuities. Should increased liquidity be required for withdrawals in such an interest rate environment, management believes that the portion of the Company's investments which are designated as available for sale in the Company's consolidated balance sheet could be sold without materially adverse consequences in light of the general strengthening in market prices which would be expected in the fixed maturity security market.

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

     Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), requires that investments in debt and equity securities be classified in three categories (held-to-maturity, trading and available-for-sale). SFAS No. 115 has previously been adopted by the Company, and the Company classified its investments in accordance with the standard. Management has since adopted the implementation guidance contained in the November 1995 Financial Accounting Standards Board Special Report "Questions and Answers - A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the "Special Report"). The Special Report permitted management to reassess the appropriateness of the classifications of all securities held when such guidance was implemented (no later than December 31, 1995) and account for the reclassification at fair value. On December 29, 1995, management transferred 100% of its Held-to-Maturity Securities to the Available-for-Sale classification at fair value. The net unrealized gains on such securities transferred is included in shareholders' equity at December 31, 1995.

     Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation", was issued in October of 1995 and requires adoption not later than fiscal years that begin after December 15, 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. It requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the "fair value" method of accounting for an employee stock option.

     The Company has not yet determined which method of accounting for stock-based compensation it will use in the future.

Item 8.  Financial Statements and Supplementary Data

     See the accompanying Table of Contents to Consolidated Financial Statements and Schedules on Page F-1.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

     None

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to the Company's directors, nominees for election as directors and executive officers will be included in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders (the "Proxy Statement"), which the Company intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Directors and Executive Officers' and is incorporated herein by reference.

Item 11.  Executive Compensation

     The information relating to compensation paid to executive officers and directors of the Company will be included in the Proxy Statement under the heading "Compensation of Directors and Executive Officers" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information relating to the security ownership of certain beneficial owners and management of the Company will be included in the Proxy Statement under the heading "Security Ownership of Certain
Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Relationship with Pensions for Business

     Jacques Sartisky, a director of the Company until his death in December of 1995, was the President and principal owner of Pensions for Business, Inc., a life insurance agency. For the fiscal years ended December 31, 1995, 1994 and 1993, approximately 12.5%, 13.0% and 18.2%, respectively of the Company's total insurance revenues were attributable to sales through Pensions for Business. For the fiscal years ended December 31, 1995, 1994 and 1993, aggregate commissions and other remuneration to Pensions for Business were approximately $181,011, $289,305 and $452,570, respectively. Management believes that the Company's transactions with Pensions for Business were made on terms at least as fair to the Company as could be obtained from unaffiliated third parties. Compensation of agents is strictly regulated by the New York State Department of Insurance.

Purchases of Annuity Contracts and Life Insurance Policies

     From time to time in the ordinary course of business, certain of the Company's directors and executive officers have purchased, and may in the future, purchase annuity contracts or life insurance policies from the Insurance Company. Such transactions in the past have been, and will in the future be, on terms no less favorable to the Insurance Company than those that could be obtained from unaffiliated third parties. In that regard, since January 1, 1993, directors and executive officers, have engaged in the following transactions with the Insurance
Company: Herbert Kurz, the President and a director of the Company, purchased annuity contracts for $500,000, $100,000 and $1,075,000 during the fiscal years ended December 31, 1995, 1994 and 1993, respectively. Jacques Sartisky, a director of the Company, purchased annuity contracts for approximately $0, $25,000 and $56,400 for the years ended December 31, 1995, 1994 and 1993, respectively.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

     (a). The Independent Auditors' Report, Consolidated Financial Statements and Consolidated Financial Statement Schedules listed in the Table of Contents on page F-1 are being filed as part of this Form 10-K.

     (b). During the last quarter of the fiscal year ended December 31, 1995 the Company did not file a current report on Form 8-K.

     (c).  Exhibit Index

     Exhibit
     Number              Description of Document

     2.01 Certificate of Ownership and Merger, as filed with the Secretary of State of Delaware on July 27, 1993

     2.02 Certificate of Merger, as filed with the Secretary of State of State of New York on
               July 27, 1993

     3.01 Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of State of New York on June 8, 1993

     3.02 Certificate of Correction of the Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of State of New York on June 29, 1993

     3.03      Certificate of Incorporation of Presidential
               Life Corporation, a Delaware corporation (now the Company)

     3.04      By-Laws of Presidential Life Corporation, a
               Delaware corporation (now the Company)

     4.01      Form of Indenture dated as of December 15,
               1993 between the Registrant and M&T Bank relating to the 9 1/2% Senior Notes due 2000

     10.01 Reinsurance Agreements, dated January 1, 1969, March 1, 1979 and November 15, 1980, in each case together with all amendments thereto, Between the Registrant and Life Reassurance Corporation of America (formerly known as General Reassurance Corporation)

     10.02 Reinsurance Agreements, dated September 25, 1969 and November 21, 1980, in each case together with all amendments thereto, by and between Presidential Life Insurance Company and Security Benefit Life Insurance Company

     10.03          Form of Indemnification Agreement

     10.04          Presidential Life Corporation 1984 Stock
                    Option Plan

     11.01          Statement Re Computation of Per Share
                    Earnings is clearly determinable from the information contained in this Form 10-K

     21.01          Subsidiaries of the Registrant


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRESIDENTIAL LIFE CORPORATION


                              By  /s/ Herbert Kurz
                              Herbert Kurz
                              Principal Executive Officer
                              and Director

Date:  March 18, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date:  March 18, 1996                /s/ Herbert Kurz
                                     Herbert Kurz
                                     Principal Executive Officer
                                     and Director

Date:  March 18, 1996                /s/ Michael V. Oporto
                                     Michael V. Oporto, Chief
                                     Financial Officer and Principal
                                     Accounting Officer

Date:  March 18, 1996                /s/ Peter A. Cohen
                                     Peter A. Cohen        Director

Date:  March 18, 1996                /s/ Jules Kroll
                                     Jules Kroll           Director

Date:  March 18, 1996                /s/ Lawrence Rivkin
                                     Lawrence Rivkin       Director

Date:  March 18, 1996                /s/ Morton B. Silberman
                                     Morton B. Silberman   Director


                         TABLE OF CONTENTS TO
            CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                                                                        Page

Independent Auditors' Report......................................       F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets as of December 31, 1995 and 1994....      F-3

   Consolidated Statements of Income - Years Ended December 31,
    1995, 1994 and 1993..........................................        F-4

   Consolidated Statements of Shareholders' Equity - Years Ended
    December 31, 1995, 1994 and 1993.............................        F-5

   Consolidated Statements of Cash Flows - Years Ended December 31,
    1995, 1994 and 1993..........................................        F-6

Notes to Consolidated Financial Statements........................       F-7


Consolidated Financial Statement Schedules:

III  Condensed Balance Sheets (Parent Company Only)...............       S-1

III  Condensed Statements of Income (Parent Company
       Only)......................................................       S-2

III  Condensed Statements of Cash Flows (Parent
       Company Only)..............................................       S-3

  V  Supplemental Insurance Information...........................       S-4

 VI  Reinsurance..................................................       S-5


All schedules not included are omitted because they are either not applicable or because the information required therein is included in Notes to Consolidated Financial Statements.


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Presidential Life Corporation
Nyack, New York 10960


We have audited the accompanying consolidated balance sheets of Presidential Life Corporation and subsidiaries ("Presidential") as of December 31, 1995 and 1994 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidential as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Presidential changed its methods of accounting for fixed maturity investment securities in 1994 and for income taxes and reinsurance in 1993.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

New York, New York
February 28, 1996



           PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share data)

                                                    December 31
                                                1995           1994


ASSETS:
Investments:
 Fixed maturities:
    Held to maturity                         $        0     $  221,362
    Available for sale                        1,855,663      1,290,825
 Common stocks                                   37,748         38,074
 Mortgage Loans                                  19,015         17,623
 Real Estate                                        429            432
 Policy Loans                                    18,601         18,741
 Short-term investments                         192,621        130,124
 Other invested assets                          150,331        142,488
        Total investments                     2,274,408      1,859,669

Cash and cash equivalents                        (1,874)          (772)
Accrued investment income                        34,328         22,797
Deferred policy acquisition costs                33,330         58,319
Furniture and equipment, net                        369            529
Amounts due from reinsurers                       7,664          7,460
Amounts due from investment transactions              0         52,588
Deferred federal income taxes                         0          7,566
Federal income tax recoverable                      477          9,134
Other assets                                      1,818          2,135
Assets held in separate account                   6,240          6,619
          TOTAL ASSETS                       $2,356,760     $2,026,044

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
 Policyholders' account balances             $1,269,898     $1,255,691
 Future policy benefits:
     Annuity                                    362,027        361,331
     Life and accident and health                47,464         46,572
 Other policy liabilities                         4,161          3,201
        Total policy liabilities              1,683,550      1,666,795
Dollar repurchase agreements                    160,416         39,363
Other notes payable                              50,000         50,000
Deposits on policies to be issued                 2,947          1,605
Deferred federal income taxes                    44,760              0
General expenses and taxes accrued                5,317          3,751
Other liabilities                                 2,470          1,958
Liabilities related to separate account           6,240          6,619
        Total liabilities                     1,955,700      1,770,091

Shareholders' Equity:
 Capital stock ($.01 par value, authorized
     100,000,000 shares, issued and outstanding
     33,536,601 shares in 1995 and 33,709,473
     shares in 1994)                                335            337
 Additional paid-in-capital                      30,130         31,751
 Net unrealized investment gains (losses)        61,732        (39,463)
 Retained earnings                              308,863        263,328
        Total Shareholders' Equity              401,060        255,953

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $2,356,760     $2,026,044

The accompanying notes are an integral part of these Consolidated
Financial Statements.



                PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except share data)

                                                 Years Ended December 31
                                             1995        1994           1993


REVENUES:
 Insurance revenues:
   Premiums                             $     4,408  $     4,249   $     4,743
   Annuity considerations                     3,780        1,569         3,029
   Universal life and investment type
     policy fee income                        1,934        1,912         2,665
 Net investment income                      170,780      157,251       185,190
 Realized investment gains                   17,216        7,259         8,805
 Other income                                 1,746        1,834         1,927
          TOTAL REVENUES                    199,864      174,074       206,359

BENEFITS AND EXPENSES:
 Death and other life insurance
   benefits                                   7,366        6,628         7,065
 Annuity benefits                            36,016       35,820        35,910
 Interest credited to policyholders'
   account balances                          78,802       77,162        82,072
 Interest expense on notes payable            5,045        5,266         6,522
 Other interest and other charges               427          383           270
 Increase (decrease) in liability for
   future policy benefits                     1,312         (262)        1,423
 Commissions to agents, net                   3,025        1,322         1,196
 General expenses and taxes                  11,940        8,682        12,556
 Decrease (increase) in deferred
   policy acquisition costs                    (459)       1,854         2,138
          TOTAL BENEFITS AND EXPENSES       143,474      136,855       149,152

Income before income taxes                   56,390       37,219        57,207

Provision (benefit) for income taxes:
 Current                                      9,495         (241)       12,415
 Deferred                                    (2,163)      (2,452)          813
                                              7,332       (2,693)       13,228
Income before the cumulative effect of
change in accounting principle               49,058       39,912        43,979

Cumulative effect of change in
accounting principle                              0            0         2,846

NET INCOME                              $    49,058  $    39,912   $    46,825

Weighted average number of shares
outstanding during the year              33,631,719   33,852,766    30,569,396

Income per share before the
cumulative effect of change in
accounting principle                    $      1.46  $      1.18   $      1.44

Cumulative effect of change in
accounting principle                            .00          .00           .09

Net Income per share                    $      1.46  $      1.18   $      1.53

The accompanying notes are an integral part of these Consolidated Financial
Statements.


                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  Net
                     Additional   Unrealized
             Capital Paid-in-     Investment     Retained    Treasury
             Stock   Capital    Gains (Losses)   Earnings    Stock     Total


Balance at
January 1,
1993          484     2,911         (3,555)     182,448    (6,218)     176,070

Net income                                       46,825                 46,825

Private
placement
of Common
Stock
and merger   (145)   29,606                                 6,218       35,679

Increase
in
Unrealized
Investment
Gains, Net                           8,685                               8,685

Dividends
Paid to
Shareholders
($.09 per
share)                                           (2,812)                (2,812)

Balance at
December
31,
1993         $339   $32,517      $  5,130       $226,461   $    0     $264,447

Net income                                        39,912                39,912

Increase in
Unrealized
Investment
Losses, Net                        (44,593)                            (44,593)

Purchase and
Retirement
of Stock       (2)    (775)                                               (777)

Issuance of
Shares under
Stock Option
Plan           0        9                                                    9

Dividends
Paid to
Shareholders
($.09 per
share)                                           (3,045)                (3,045)

Balance at
December
31,
1994         $337   $31,751      $(39,463)      $263,328    $    0    $255,953

Net income                                        49,058                49,058

Increase in
Unrealized
Investment
Gains, Net                        101,195                              101,195

Purchase and
Retirement
of Stock      (2)    (1,704)                                            (1,706)

Issuance of
Shares under
Stock Option
Plan           0         83                                                 83

Dividends
Paid to
Shareholders
($.105 per
share)                                            (3,523)               (3,523)

Balance at
December
31,
1995       $335     $30,130      $ 61,732       $308,863    $    0    $401,060


The accompanying notes are an integral part of these Consolidated Financial
Statements.


                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31
                                            1995           1994          1993
                                                       (in thousands)


OPERATING ACTIVITIES:
Net income                               $   49,058   $   39,912    $   46,825
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Provision (benefit) for deferred
     income taxes                            (2,163)      (2,452)          813
    Depreciation and amortization               499          551           326
    Net accrual of discount on fixed
      maturities                             (1,103)      (3,304)       (4,148)
    Realized investment losses (gains)      (17,216)     (19,083)      (36,277)
    Cumulative effect of accounting
      change                                      0            0        (2,846)
Changes in:
  Accrued investment income                 (11,531)       2,159        (1,289)
  Deferred policy acquisition costs            (459)       7,891         1,519
  Federal income tax recoverable              8,657       (8,447)            0
  Liability for future policy benefits        1,588        1,661         9,118
  Other assets, liabilities, and
     income taxes                             2,828       (2,356)       (5,639)
       Net Cash Provided by
        Operating Activities                 30,158       16,532         8,402

INVESTING ACTIVITIES:
Fixed Maturities:
  Held to Maturity:
    Acquisitions                                  0     (169,309)     (185,076)
    Sales                                         0            0        23,854
    Maturities, calls and repayments              0       16,788       165,927
  Available for Sale:
    Acquisitions                           (326,630)    (246,652)     (251,908)
    Sales                                    44,453       14,153        99,982
    Maturities, calls and repayments         90,147      244,064       235,704
Common Stocks:
  Acquisitions                              (25,087)     (41,823)      (65,113)
  Sales                                      73,449       42,931        97,588
Decrease (increase) in short term
  investments and policy loans              (62,357)     373,630      (198,023)
Other Invested Assets:
  Additions to other invested assets        (31,655)     (93,700)     (138,572)
  Distributions from other invested
    assets                                   23,812       79,105        68,680
Purchase of property and equipment              (41)         (68)         (189)
Mortgage loan on real estate                 (1,392)      (7,623)      (10,000)
Amounts due from security transactions       52,588      (41,877)       10,711
Other items                                       0          125         5,870

    Net Cash Provided by (Used in)
      Investing Activities                 (162,713)     169,844      (140,565)

FINANCING ACTIVITIES:
Proceeds from Dollar
  Repurchase Agreements                   1,670,600    1,321,700     1,410,041
Repayment of Dollar Repurchase
  Agreements                             (1,549,547)  (1,438,541)   (1,253,837)
Repayment of notes payable                        0      (44,745)      (35,072)
Increase (decrease) in policyholders'
  account balances                           14,207      (42,279)      (54,313)
Repurchase of common stock                   (1,623)        (777)            0
Proceeds from private placement                   0            0        36,200
Proceeds from debt offering                       0            0        50,000
Deposits on policies to be issued             1,342          339          (420)
Dividends paid to shareholders               (3,526)      (3,045)       (2,812)
Other items                                       0            0          (520)
    Net Cash Provided by (Used in)
      Financing Activities                  131,453     (207,348)      149,267

Increase (Decrease) in Cash and Cash
  Equivalents                                (1,102)     (20,972)       17,104

Cash and Cash Equivalents at
Beginning of Year                              (772)      20,200         3,096

Cash and Cash Equivalents at
End of Year                              $   (1,874)  $     (772)   $   20,200

Supplemental Cash Flow Disclosure:

Income Taxes Paid                        $    6,887   $    9,718    $   16,804

Interest Paid                            $    4,750   $    4,750    $    6,682

The accompanying notes are an integral part of these Consolidated Financial
Statements.



            PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.  Business

          Presidential Life Corporation ("the Company"), through its wholly-owned subsidiary Presidential Life Insurance Company ("the
Insurance Company"), is engaged in the sale of life insurance and annuities. On July 27, 1993 the Company (formerly a New York
Corporation) merged with and into Presidential Life Corporation, a newly formed Delaware Corporation. Accordingly all treasury stock of the New York corporation was retired.


     B.  Basis of Presentation and Principles of Consolidation

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). Intercompany transactions and balances have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current year's presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     C.  Investments

          Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs of approximately $15.6 million and $(9.8) million and deferred Federal income taxes of approximately $32.2 million and $(21.2) million, at December 31, 1995 and 1994, respectively, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary.
Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income tax effect, if any, charged or credited directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary.

          At December 31, 1994 fixed maturity investments held to maturity included bonds and redeemable preferred stocks, which were carried at amortized cost unless a decline in market value was considered to be other than temporary. Management believed that the Company had the ability to hold such investments to maturity and it was the intent of management at that time to hold such securities to maturity.

          "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in venture capital, acquisitions of private growth companies, debt restructuring and merchant banking. Limited partnership interests usually are not registered and typically are illiquid. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of December 31, 1995 and 1994.

          In evaluating whether an investment security or other investment has suffered an impairment in value which is deemed to be "other than temporary", management considers all available evidence. When a decline in the value of an investment security or other investment is considered to be other than temporary, the investment is reduced to its net realizable value, (which contemplates the price that can be obtained from the sale of such asset in the ordinary course of business) which becomes the new cost basis. The amount of reduction is recorded as a realized loss. A recovery from the adjusted cost basis is recognized as a realized gain only at sale.

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

          Realized gains and losses on disposal of investments are determined for fixed maturities and equity securities by the specific-identification method.

          Investments in short-term securities, which consist primarily of United States Treasury Notes and corporate debt issues maturing in less than one year, are recorded at amortized cost which approximates market. Mortgage loans are stated at their amortized indebtedness. Policy loans are stated at their unpaid principal balance.

          The Company's investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company. The investments are carried at cost less accumulated depreciation. Depreciation has been provided on a straight line basis at the rate of 4% per annum for one building and 5% per annum for the other. Accumulated depreciation amounted to $198,000 and $195,000 at December 31, 1995 and 1994, respectively, and related depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $3,200, $5,600 and $5,600, respectively.

     D.  Furniture and Equipment

          Furniture and equipment is carried at cost and depreciated on a straight line basis over a period of five to ten years except for automobiles which are depreciated over a period of three years. Accumulated depreciation amounted to $3,908,000 and $3,948,000 at December 31, 1995 and 1994, respectively, and related depreciation expense for each of the three years in the period ended December 31, 1995 was $192,000, $250,000 and $320,000, respectively.

     E.  Recognition of Insurance Income and Related Expenses

          Premiums from traditional life and annuity policies with life contingencies are recognized generally as income over the premium paying period. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This matching is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

          For contracts with a single premium or a limited number of premium payments due over a significantly shorter period than the total period over which benefits are provided ("limited payment contracts"), premiums are recorded as income when due with any excess profit deferred and recognized in income in a constant relationship to insurance in force or, for annuities, the amount of expected future benefit payments.

          Premiums from universal life and investment-type contracts are reported as deposits to policyholders' account balances. Revenues from these contracts consist of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders' account balances and interest credited to policyholders' account balances.

          For the fiscal years ended December 31, 1995, 1994, and 1993, approximately 86.8%, 79.6% and 77.6%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York. In addition, approximately 12.5%, 13.0% and 18.2% of the Company's total insurance revenues from those respective years were attributable to sales through an agency principally owned by a director of the Company until his death in December 1995. Management believes that the Company's transactions with such agency were made on terms at least as fair to the Company as could be obtained from unaffiliated third parties. Compensation of agents is strictly regulated by the New York State Department of Insurance.

     F.  Deferred Policy Acquisition Costs

          The costs of acquiring new business (principally commissions, certain underwriting, agency and policy issue expenses), all of which vary with and are primarily related to the production of new business, have generally been deferred. When a policy is surrendered, the remaining unamortized cost is written off. Deferred policy acquisition costs are subject to recoverability testing at time of policy issue and loss recognition testing at the end of each accounting period.

          For immediate annuities with life contingencies, deferred policy acquisition costs are amortized over the life of the contract, in proportion to expected future benefit payments.

          For traditional life policies, deferred policy acquisition costs are amortized over the premium paying periods of the related policies using assumptions that are consistent with those used in computing the liability for future policy benefits. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. For these contracts the amortization periods generally are for the scheduled life of the policy, not to exceed 30 years.

          Deferred policy acquisition costs are amortized over periods ranging from 15 to 25 years for universal life products and investment-type products as a constant percentage of estimated gross profits arising principally from surrender charges and interest and mortality margins based on historical and anticipated future experience, updated regularly. The effects of revisions to reflect actual experience on previous amortization of deferred policy acquisition costs, subject to the limitation that the accrued interest on the deferred acquisition costs balance may not exceed the amount of amortization for the year, are reflected in earnings in the period estimated gross profits are revised.


          Unamortized deferred policy acquisition costs for the years ended December 31, 1995, 1994, and 1993 are summarized as follows:

                                      1995          1994          1993
                                              (in thousands)


Balance at the beginning of year   $  58,319      $  50,428    $  51,947
Current year's costs deferred          5,992         12,780        3,766
      Total                           64,311         63,208       55,713
Less, amortization for the year       30,981          4,889        5,285
Balance at the end of the year     $  33,330      $  58,319    $  50,428


     G.  Future Policy Benefits

          Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on anticipated experience which, together with interest and expense assumptions, provide a margin for adverse deviation. Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. During the three years in the period ended December 31, 1995, interest rates used in establishing such liabilities range from 4.5% to 11% for life insurance liabilities and from 6% to 13.60% for annuity liabilities.

     H.  Policyholders' Account Balances

          Policyholders' account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less mortality and expense charges and withdrawals.


          These account balances are summarized as follows:

                                         1995          1994           1993
                                               (in thousands)


   Account balances at beginning
    of year                          $1,255,691     $1,297,970     $1,352,283
   Additions to account balances        199,510        140,539        143,786
         Total                        1,455,201      1,438,509      1,496,069
   Deductions from account
    balances                            185,303        182,818        198,099

   Account balances at end of year   $1,269,898     $1,255,691     $1,297,970


          Interest rates credited to account balances ranged from 4% to 12.5% in 1995, 1994 and 1993.

     I.  Federal Income Taxes

          The Company and its subsidiaries file a consolidated Federal income tax return. Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires an asset and liability method in recording income taxes on all transactions that have been recognized in the financial statements. SFAS 109 provides that deferred taxes be adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized. Previously, the Company accounted for income taxes in accordance with SFAS No. 96, "Accounting for Income Taxes." (See Note 6).

     J.  Separate Accounts

          Separate Accounts are established in conformity with New York State Insurance Law and represent funds for which investment income and investment gains and losses accrue to the policyholders. Assets and liabilities (stated at market value) of the Separate Account, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, are shown as separate captions in the consolidated balance sheets.

          Deposits to the Separate Account are reported as increases in Separate Account liabilities and are not reported in revenues.
Mortality, policy administration and surrender charges to the Separate Account are included in revenues.

     K.  Income (Loss) Per Share

          Income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each year. The potential dilution from the exercise of stock options outstanding is not material.

     L.  Cash and Cash Equivalents

          Cash and cash equivalents includes cash on hand and amounts due from banks with an original maturity of three months or less.

     M.  New Accounting Pronouncements

          Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), requires that investments in debt and equity securities be classified in three categories (held-to-maturity, trading and available-for-sale). SFAS No. 115 has previously been adopted by the Company, and the Company classified its investments in accordance with the standard.
Management has since adopted the implementation guidance contained in the November 1995 Financial Accounting Standards Board Special Report "Questions and Answers - A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the "Special Report"). The Special Report permitted management to reassess the appropriateness of the classifications of all securities held when such guidance was implemented (no later than December 31, 1995) and account for the reclassification at fair value. On December 29, 1995, management transferred 100% of its held-to-maturity securities to the available-for-sale classification at fair value. The net unrealized gains on such securities transferred is included in shareholders' equity at December 31, 1995.

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued in October of 1995 and requires adoption not later than fiscal years that begin after December 15, 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. It requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the "fair value" method of accounting for an employee stock option. The Company has not yet determined which method of accounting for stock-based compensation it will use in the future.

2.  INVESTMENTS

     The following information summarizes the components of net investment income and realized investment gains (losses). Certain amounts relating to distributions from "other invested assets" have been reclassified to conform to the current year's presentation.


Net Investment Income:
                                Year Ended December 31
                            1995       1994       1993
                                   (in thousands)


Fixed maturities          $128,310    $125,988   $125,610
Common stocks                  733         778        549
Short-term investments      14,010       9,726     12,718
Other investment income     32,497      25,061     51,013
                           175,550     161,553    189,890

Less investment expenses     4,770       4,302      4,700

Net investment income     $170,780    $157,251   $185,190


     The carrying value of fixed maturities which were non-income producing for more than twelve months at December 31, 1995, 1994 and 1993 was $1.5 million, $12.4 million and $7.0 million, respectively.


Realized Investment Gains (Losses):

                               Year Ended December 31,
                            1995       1994       1993
                                   (in thousands)


Fixed maturities          $  5,458    $ 3,977    $  (470)
Common stocks               11,758      3,282      9,275
Total realized gains
  on investments          $ 17,216    $ 7,259    $ 8,805



Unrealized Investment Gains (Losses):

                               Year Ended December 31,
                            1995       1994       1993
                                   (in thousands)


Fixed maturities          $107,521    $ (82,043) $102,833
Common stocks                3,668        1,568     8,478
Unrealized investment
   gains (losses)         $111,189    $ (80,475) $111,311
Change in net unrealized
   investment gains       $191,664    $(191,786) $ 85,979


     The change in unrealized investment gains (losses) shown above resulted primarily from changes in general economic conditions which directly influenced investment security markets. These changes were also impacted by writedowns of investment securities for declines in market values deemed to be other than temporary.


     The following tables provide additional information relating to investments held by the Company:

December 31, 1995:

AVAILABLE FOR SALE:
                         Amortized   Gross    Unrealized  Market     Carrying
Type of Investment       Cost        Gains    Losses      Value      Value
                                        (in thousands)


Fixed Maturities:
Bonds and Notes:
United States government
and government agencies
and authorities           $   34,756  $  2,964 $      0  $   37,719  $   37,719
States, municipalities
and
political subdivisions       533,037    23,238     (111)    556,164     556,164
Foreign governments           12,063         4     (267)     11,800      11,800
Public utilities             268,348    13,529   (1,842)    280,036     280,036
All other corporate
bonds                        793,057    72,377   (8,121)    857,313     857,313
Preferred stocks,
primarily
corporate                    106,881    12,216   (6,466)    112,631     112,631
Total Fixed Maturities:   $1,748,142  $124,328 $(16,807) $1,855,663  $1,855,663

Common Stocks             $   34,080  $  5,983 $ (2,315) $   37,748  $   37,748



December 31, 1994:

HELD TO MATURITY:
                           Amortized Gross    Unrealized   Market    Carrying
Type of Investment         Cost      Gains    Losses       Value     Value
                                           (in thousands)

Fixed Maturities:
Bonds and Notes:
States, municipalities and
political subdivisions      $ 39,956  $   124  $ (1,066)   $ 39,014   $ 39,956
Foreign governments            7,071        0    (1,971)      5,100      7,071
Public utilities              18,966       43      (467)     18,542     18,966
All other corporate bond     155,369    1,361    (8,528)    148,202    155,369
Total Fixed Maturities:     $221,362  $ 1,528  $(12,032)   $210,858   $221,362



AVAILABLE FOR SALE:
                         Amortized   Gross    Unrealized   Market   Carrying
Type of Investment       Cost        Gains    Losses       Value    Value
                                          (in thousands)


Fixed Maturities:
Bonds and Notes:
United States government
and government agencies
and authorities           $   30,337  $   570   $ (1,065) $   29,842  $   29,842
States, municipalities
and
political subdivisions       417,697    1,538    (26,302)    392,933     392,933
Foreign governments            4,966        0       (716)      4,250       4,250
Public utilities             165,899    4,192    (17,677)    152,414     152,414
All other corporate bonds    605,227   15,733    (34,089)    586,871     586,871
Preferred stocks, primarily
corporate                    138,240    1,250    (14,975)    124,515     124,515
Total Fixed Maturities:   $1,362,366  $23,283   $(94,824) $1,290,825  $1,290,825

Common Stocks             $   36,507  $ 4,824   $  3,257  $   38,074  $   38,074


     The estimated fair value of fixed maturities available for sale at December 31, 1995, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.


                                        Estimated Fair Value
                                           (in thousands)


Due in one year or less                      $   10,747
Due after one year through five years           102,767
Due after five years through ten years          262,075
Due after ten years                           1,367,443
Total debt securities                         1,743,032
Preferred stock                                 112,631

Total                                        $1,855,663


     Proceeds from sales of fixed maturities during 1995, 1994 and 1993 were $506.7 million, $275.1 million and $525.5 million, respectively. During 1995, 1994 and 1993, respectively, gross gains of $4.8 million, $5.2 million and $14.7 million and gross losses of $14.7 million, $31.1 million and $34.1 million were realized on those sales.

     During 1995 and 1994, the Company restructured or modified the terms of certain fixed maturity investments. Certain of these restructures included debt for equity exchanges. The fixed maturity portfolio, based on carrying value, includes $2.1 million and $6.0 million at December 31, 1995 and 1994, respectively of such restructured securities. These restructures and modifications had no significant impact on gross interest income on these fixed maturities (which is included in net investment income).

     As of December 31, 1995, the Company's mortgage loans were collateralized by commercial office buildings in New York and Pennsylvania.

     Investments in U.S. Government and Government Agencies with an aggregate carrying value of $541,082,000 represents investments owned in any one issuer that aggregate 10% or more of shareholders' equity as of December 31, 1995.

     As of December 31, 1995 securities with a carrying value of approximately $4.9 million were on deposit with various state insurance departments to comply with applicable insurance laws.

     As part of a proposed rehabilitation plan for Fidelity Mutual Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) stake in a Fidelity subsidiary insurance holding company. In addition, the Company agreed to purchase $25 million of Senior Notes of such company.

     The Company was informed by Pennsylvania Insurance Commissioner Linda S. Kaiser, that in response to the significant improvement in the invested assets of Fidelity, she has reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity. The Company disagrees with the Commissioner's decision to reopen the process and has reserved all of its rights, including those under the Stock Purchase Agreement signed in January 1995 with the Pennsylvania Insurance Department.

3.  NOTES PAYABLE

     Notes payable at December 31, 1995 and 1994 consist of $50 million, 9 1/2% senior notes due December 15, 2000. Interest is payable June 15 and December 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of December 31, 1995, such unamortized costs were $1.5 million. There are no principal payments required for the senior notes over the next four years and the total principal is due on December 15, 2000. The senior notes are callable after December 14, 1998.

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

     Subordinated Notes

     During 1986, the Company completed an offering to the public of $50 million of 11.125% subordinated notes due May 15, 1994. Interest was payable May 15 and November 15. Debt issue costs were amortized on a straight line basis over the term of the notes, eight years.

     On December 15, 1993, the Company called all of the remaining subordinated notes for redemption on January 14, 1994, at 100.88% of the principal amount thereof.

     Senior Term Notes

     In October 1988, the Company completed a private placement offering of $30,000,000 senior term notes due October 25, 1993. The interest rate was variable and ranged from 4.75% to 4.828% in 1993. On October 25, 1993, the Company repaid the Senior Term Notes.

4.  SHAREHOLDERS' EQUITY

     Payment of dividends to the Company by the Insurance Company are effectively restricted by the provisions of the New York Insurance Law ("Insurance Law"). All dividend payments are subject to the review and disapproval by the New York Insurance Department. Under the New York State Insurance Law, the New York Superintendent has broad discretion to determine whether the financial condition of a stock life insurance company would support the payment of dividends to its shareholders.

     The New York Insurance Department has established informal guidelines for the Superintendent's determinations which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During 1995, 1994 and 1993, the Insurance Company paid dividends of $5 million, $12 million and $-0- million, respectively, to the Company.

5.  EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

     (a)  Employee Retirement Plan

     The Company has a noncontributory defined benefit pension plan covering all eligible employees. The Company is both sponsor and administrator of this plan. The plan provides for pension benefits based on average pay and years of service. It is the Company's general policy to fund accrued pension costs as required under ERISA. In 1995 the Company contributed $120,500 to the plan. At December 31, 1994 and 1993 the plan was fully funded under ERISA. As a result, the Company did not make a contribution to the plan in 1994 and 1993.


     Net pension cost included the following components:

                                       Year Ended December 31,
                                         1995     1994    1993
                                            (in thousands)


          Service cost                   $ 379    $ 430    $ 455
          Interest cost                    293      302      305
          Actual return on plan assets    (293)    (326)    (352)
          Other                              0       28       28
            Net pension cost             $ 379    $ 434    $ 436



     The funded status of the plan at December 31, 1995 and 1994 was as follows:
                                          Year Ended December 31,
                                              1995       1994
                                              (in thousands)


        Projected benefits obligation        $(4,650)  $(4,879)
        Plan assets at fair value              3,861     3,826

        Assets less than projected benefit      (789)   (1,053)
        Unrecognized prior service cost          223       251
        Unrecognized net loss (gain)            (824)      329

        Accrued pension costs                $(1,390)  $  (473)

        Accumulated benefit obligation:
        Vested                               $ 3,869   $3,620
        Nonvested                                 28       23
                                             $ 3,897   $3,643


     The following rates were used in computing the pension cost for the years ended December 31:
                                            1995      1994      1993


     Weighted-average discount rate          7.0%      7.0%      7.0%
     Assumed rate of compensation increases  3.0%      4.5%      4.5%
     Expected long-term rates of return      7.5%      8.5%      8.5%


     (b)  Employee Savings Plan

     The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to a maximum of 15% of their pre-tax earnings or the dollar limit as prescribed by IRC Section 415(d). A portion of participants' pre-tax earnings may be matched by the Company. For the years ended December 31, 1994 and 1993, the Company made no contribution to the Plan. For the year ended December 31, 1995, the Company's contribution was approximately $14,000.

     (c) Employee Stock Option Plan

     The Company has adopted an incentive stock option plan recommended by the Board of Directors and approved by the shareholders in 1984. This plan grants options to purchase up to 640,000 shares of common stock of the Company to officers and key employees. Option prices are 100% of the fair market value at date of grant. The following schedule shows all options granted, exercised, expired and exchanged under the Company's Incentive Stock Option Plan as of December 31, 1995.


     Information relating to the options is as follows:

                                              Option Price
                                      Number     Amount      Total
                                      of Shares  Per Share   Price


        Outstanding, January 1, 1993     218,427    $4.88     $1,064,832
          Granted                          5,000     7.25         36,250
          Exercised                       (1,609)    4.88         (7,852)
          Cancelled                      (23,884)    4.88       (116,554)

        Outstanding, December 31, 1993   197,934    $4.93     $  976,676
          Granted                              0      -                0
          Exercised                       (1,995)    4.88         (9,726)
          Cancelled                       (1,199)    4.88         (5,845)

        Outstanding, December 31, 1994   194,740    $4.93     $  961,105
          Granted                         45,200     7.53        340,200
          Exercised                      (17,128)    4.88        (83,499)
          Cancelled                       (1,191)    4.88         (5,806)

        Outstanding, December 31, 1995   221,621    $5.47     $1,212,000


     At December 31, 1995, 173,919 options for shares of common stock were exercisable.

6.  INCOME TAXES

     The following is a reconciliation of income taxes computed using the Federal statutory rate with the provision for income taxes for the three years ended December 31,:

                                                1995      1994      1993
                                                    (in thousands)


        Provision for income taxes computed
         at Federal statutory rate             $19,737   $13,027   $20,022

        Increase (decrease) in income taxes
         resulting from:
        Utilization of prior unrecognized
         deferred tax asset relating to
         investment losses                      (7,858)  (11,324)   (8,203)
        Losses producing no current benefit      1,262       896     1,935
        Other                                   (5,809)   (5,292)     (526)

         Provision (Benefit) for
           Federal income taxes                $ 7,332   $(2,693)  $13,228


     The Company provides for deferred income taxes resulting from temporary differences which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

                                                 1995       1994     1993
                                                         (in thousands)


        Deferred policy acquisition costs      $   333  $    (647)  $    34
        Policyholders' account balances           (189)      (112)     (231)
        Investment adjustments                  (1,510)    (2,218)    1,405
        Previously accrued expenses
          currently deductible                       0        665         0
        Other                                     (797)      (140)     (395)

        Deferred Federal income tax
          provision (benefit)                  $(2,163)   $(2,452)  $   813



     Effective January 1, 1993 the Company adopted SFAS No. 109. The cumulative effect of the accounting change relating to prior years was to increase net income by $2.8 million or $.09 per share and is reported separately in the consolidated statement of income.

     Deferred federal income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. Significant components of the Company's net deferred tax (asset) liability as of December 31, 1995 and 1994 are as follows (in thousands):

                                                 1995         1994


         Deferred income tax asset:
           Investments                         $(10,609)    $(18,108)
           Insurance reserves                    (4,310)      (4,406)
           Net unrealized investment losses           0      (21,044)
           Operating loss carryforwards          (2,512)      (2,002)
           Other                                   (418)        (449)
                                                (17,849)     (46,009)
           Valuation allowance                   11,024       18,858
           Net deferred income tax asset       $ (6,825)    $(27,151)

         Deferred income tax liability:
           Deferred policy acquisition costs   $ 16,706     $ 16,372
           Net unrealized investment gains       33,445        1,175
           Policyholder account balances            301          490
           Other                                  1,133        1,548
         Deferred income tax liability           51,585       19,585
         Net deferred income tax (asset)
           liability                           $ 44,760     $ (7,566)


     The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the years ended December 31, 1995 and 1994 primarily reflect the reduction in the deferred tax asset as a result of the utilization of previously unrecognized investment losses.

     Prior to 1984, Federal income tax law allowed life insurance companies to exclude from taxable income and set aside certain amounts in a tax memorandum account known as the Policyholder Surplus Account ("PSA"). Under the tax law, the PSA has been frozen at its December 31, 1983 balance of $2,900,000 which may under certain circumstances become taxable in the future. The Insurance Company does not believe that any significant portion of the amount in this account will be taxed in the foreseeable future. Accordingly, no provision for income taxes has been made thereon. If the amount in the PSA were to become taxable, the resulting liability using current rates would be approximately $1,015,000.

     Under current tax law, there are certain limitations on the utilization of non-life insurance company losses ("non-life losses") against life insurance company income ("life income") in a consolidated federal income tax return. The utilization of non-life losses against life income in any year is limited to the lesser of 35 percent of life income or 35 percent of non-life losses. Any unutilized balance of non-life losses is carried over to subsequent tax years.

     The Company has net operating loss carryforwards of approximately $5,877,000 at December 31, 1995 of which $1,349,000 expire in 2007;
$2,374,000 in 2008; and $2,154,000 in 2009.

7.  REINSURANCE

     Reinsurance allows life insurance companies to share risks on a case by case or aggregate basis with other insurance and reinsurance companies. The Insurance Company cedes insurance to the reinsurer and compensates the reinsurer for its assumption of risk. The maximum amount of individual life insurance normally retained by the Company on any one life is $50,000 per policy and $100,000 per life. The maximum retention with respect to impaired risk policies typically is the same. The Insurance Company cedes insurance primarily on an "automatic" basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a "facultative" basis, under which the reinsurer's prior approval is required on each risk reinsured.

     The reinsurance of a risk does not discharge the primary liability of the insurance company ceding that risk, but the reinsured portion of the claim is recoverable from the reinsurer. The major reinsurance treaties into which the Insurance Company has entered can be characterized as follows:

     Reinsurance ceded from the Insurance Company to Life Reassurance Corporation of America and North American Reassurance at December 31, 1995 and 1994 consists of coinsurance agreements aggregating face amounts of $295.6 million and $357 million, respectively, representing the amount of individual life insurance contracts that were ceded to the reinsurers. The term "coinsurance" refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy to be reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

     Reinsurance premiums ceded for 1995, 1994 and 1993 amounted to approximately $4.5 million, $4.7 million, and $5.2 million, respectively.

8.  STATUTORY FINANCIAL STATEMENTS

     Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ from GAAP. Material differences resulting from these accounting practices include: deferred policy acquisition costs, deferred Federal income taxes and statutory non-admitted assets are recognized under GAAP accounting while statutory investment valuation reserves are not; premiums for universal life and investment-type products are recognized as revenues for statutory purposes and as deposits to policyholders' accounts under GAAP; different assumptions are used in calculating future policyholders' benefits; and different methods are used for calculating valuation allowances for statutory and GAAP purposes; fixed maturities are recorded principally at market value or amortized cost as appropriate under GAAP while under statutory accounting practices they are recorded principally at amortized cost.

                                   For the years ended December 31,

                                      1995      1994      1993
                                           (in thousands)


     Statutory surplus              $205,135  $170,758  $163,626
     Statutory net income           $ 38,834  $  2,535  $ 26,632


9.  LITIGATION

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

10.  FAIR VALUE INFORMATION

     The following estimated fair value disclosures of financial instruments have been determined using available market information, current pricing information and appropriate valuation methodologies. If quoted market prices were not readily available for a financial instrument, management determined an estimated fair value. Accordingly, the estimates may not be indicative of the amounts the Company could have realized in a market transaction.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     For fixed maturities and common stocks, estimated fair values were based primarily upon independent pricing services. For a limited number of privately placed securities, where prices are not available from independent pricing services, the Company estimates market values using a matrix pricing model, based on the issuer's credit standing and the security's interest rate spread over U.S. Treasury bonds. Because it is not practicable to obtain an independent valuation for each limited partnership interest for purposes of disclosure, the market value of a limited partnership interest is estimated to approximate the carrying value. As of December 31, 1995, the Company was committed to contribute, if called upon, an aggregate of approximately $37 million of additional capital to certain of these limited partnerships. The market value of short-term investments, mortgage loans and policy loans is estimated to approximate the carrying value.

     Estimated fair values of policyholders' account balances for investment type products (i.e., deferred annuities, immediate annuities without life contingencies and universal life contracts) are calculated by projecting the contract cash flows and then discounting them back to the valuation date at the appropriate discount rate. For immediate annuities without life contingencies, the cash flows are defined contractually. For all other products, projected cash flows are based on an assumed lapse rate and crediting rate (based on the current treasury curve), adjusted for any anticipated surrender charges. The discount rate is based on the current duration-matched treasury curve, plus an adjustment to reflect the anticipated spread above treasuries on investment grade fixed maturity securities, less an expense and profit spread.


December 31, 1995               Carrying Value    Estimated Fair Value
                                          (in thousands)


Assets
  Fixed Maturities:
    Available for Sale             1,855,663          1,855,663
  Common Stock                        37,748             37,748
  Mortgage Loans                      19,015             19,015
  Policy Loans                        18,601             18,601
  Cash and Short-Term Investments    190,747            190,747
  Other Invested Assets              150,331            150,331

Liabilities
  Policyholders' Account Balances  1,269,898          1,286,221
  Other Notes Payable                 50,000             50,000



December 31, 1994              Carrying Value    Estimated Fair Value
                                         (in thousands)


Assets
  Fixed Maturities:
    Held to Maturity                 221,362            210,858
    Available for Sale             1,290,825          1,290,825
  Common Stock                        38,074             38,074
  Mortgage Loans                      17,623             17,623
  Policy Loans                        18,741             18,741
  Cash and Short-Term Investments    129,352            129,352
  Other Invested Assets              142,488            142,488

Liabilities
  Policyholders' Account Balances  1,255,641          1,114,800
  Other Notes Payable                 50,000             50,000


11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is presented below. Certain amounts have been reclassified to conform to the current year's presentation. (See Note 2).


                                        Three Months Ended
         1995             March 31    June 30   September 30   December 31
                                 (in thousands, except per share)


Premiums and other
 insurance revenues       $ 2,196     $ 2,889   $ 3,494        $ 3,289
Net investment income      42,831      43,516    40,749         43,683
Realized investment
 gains                      1,079       2,142     8,139          5,857
Total revenues             46,106      48,547    52,382         52,829
Benefits and expenses      34,806      34,839    36,803         37,026
Net income                  8,162      16,222    10,212         14,462

Income per share          $   .24     $   .48   $   .30        $   .44



                                  Three Months Ended
         1994           March 31    June 30   September 30   December 31
                               (in thousands, except per share)


Premiums and other
 insurance revenues      $ 1,448    $ 1,684    $ 2,653       $ 3,779
Net investment income     39,249     37,158     35,011        34,521
Realized investment
 gains (losses)            6,442      4,699       (729)        7,937
Total revenues            47,139     43,541     36,935        46,237
Benefits and expenses     34,770     32,098     33,139        36,528
Net income                 9,463      8,289      3,329        18,831

Income per share         $   .28    $   .24    $   .10       $   .56




                                                          Schedule III

         PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            BALANCE SHEETS
                            (in thousands)

                                                  December 31,
                                               1995         1994


ASSETS:
  Investment in subsidiaries at equity        $366,219    $320,794
  Cash in bank                                     446         278
  Real estate, net                                  44          47
  Fixed maturities, available for sale           9,757      12,214
  Investments, common stocks                     2,841       2,295
  Short term investments                         4,889       1,499
  Other invested assets                          3,987       5,007
  Deferred debt issue costs                      1,464       1,760
  Other assets                                   2,677       2,520

        TOTAL ASSETS                          $392,324    $346,414

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable, accrued expenses
    and taxes                                 $    526    $    355
  Notes payable, long term                      50,000      50,000
  Other liabilities                              2,024       1,537

        TOTAL LIABILITIES                       52,550      51,892

Total Shareholders' Equity                     339,774     294,522

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $392,324    $346,414



                                                  Schedule III

        PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        STATEMENTS OF INCOME
                           (in thousands)

                                         Year Ended December 31,

                                        1995        1994       1993


REVENUES:
 Income from rents                   $   739      $   694   $   705
 Investment income                       620          646       953
 Realized investment gains (losses)      271         (566)      699

Total Revenues                         1,630          774     2,357

EXPENSES:
 Operating and administrative            803         (365)      958
 Interest                              5,045        4,946     6,522


Total Expenses                         5,848        4,581     7,480


Loss before federal income taxes
and equity in income (losses)
of subsidiaries                       (4,218)      (3,807)   (5,123)

Federal income tax benefit            (2,851)      (3,674)   (2,704)

Loss before equity in income
 of subsidiaries                      (1,367)        (133)   (2,419)

Equity in income of subsidiaries
before deducting dividends
received                              50,425       40,045    49,244

Net income                           $49,058      $39,912   $46,825



                                                  Schedule III

            PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          STATEMENTS OF CASH FLOWS
                               (in thousands)

                                               Year Ended December 31,
                                            1995         1994        1993


Operating Activities:
  Net income                               $ 49,058     $ 39,912    $ 46,825
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Realized investment (gains)
        losses                                 (271)         566        (699)
      Depreciation and amortization             299          301          18
      Equity in undistributed profits of
       subsidiary companies                 (45,425)     (28,044)    (49,244)
      Deferred Federal income taxes            (845)        (261)     (2,315)
  Changes in:
      Accrued investment income                (279)           4         101
      Accounts payable and accrued
        expenses                                658       (3,547)      1,014
      Other assets and liabilities           (3,733)        (941)      1,407

       Net Cash Provided By (Used In)
       Operating Activities                    (538)       7,990      (2,893)

Investing Activities:
  Purchase of long term investments            (492)     (11,200)     (5,507)
  Sale of long term investments               4,737        1,452       8,646
  Increase in short-term investments         (3,390)      47,629     (41,681)
  Dividends from subsidiaries                 5,000       12,000           0

       Net Cash Provided By (Used In)
       Investing Activities                   5,855       49,881     (38,542)

Financing Activities:
  Repayment of notes payable                      0      (44,745)    (35,072)
  Dividends to shareholders                  (3,526)      (3,046)     (2,812)
  Proceeds from private placement                 0            0      36,200
  Proceeds from debt offering                     0            0      50,000
  Repurchase of common stock                 (1,623)        (777)          0
  Other                                           0       (9,181)     (7,542)

       Net Cash Provided By (Used In)
       Financing Activities                  (5,149)     (57,749)     40,774

       Increase (Decrease) in Cash              168          122        (661)

Cash at Beginning of Year                       278          156         817

Cash at End of Year                        $    446     $    278    $    156



PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES                  Schedule V
SUPPLEMENTAL INSURANCE INFORMATION
    (in thousands)

Column A             Column B             Column C               Column D
                                          Future Policy
                                          Losses, Claims,
                     Deferred             Loss Expenses,
                     Policy               and Policy-
                     Acquisition          holder Account         Unearned
Segment              Costs                Balances               Premiums


Year Ended
December 31, 1995
 Life Insurance      $ 6,674              $  120,232             $0
 Annuity              26,656               1,562,415              0
 Accident and
 Health                    0                      34              2
      Total          $33,330              $1,682,681             $2

Year Ended
December 31, 1994
 Life Insurance      $ 8,244              $  116,210             $0
 Annuity              50,075               1,550,541              0
 Accident and
 Health                    0                      44              2
      Total          $58,319              $1,666,795             $2

Year Ended
December 31, 1993
 Life Insurance      $ 7,343              $  112,777             $0
 Annuity              43,085               1,598,368              0
 Accident and
 Health                    0                      51              3
      Total          $50,428              $1,711,196             $3


Column A             Column E             Column F               Column F-1
                     Other
                     Policy                                      Mortality,
                     Claims                                      Surrender
                     and                                         and Other
                     Benefits             Premium                Charges to
Segment              Payable              Revenue                Policyholders

Year Ended
December 31, 1995
 Life Insurance      $   116              $    4,404             $1,378
 Annuity                   0                   3,780                556
 Accident and
 Health                    0                       4                  0
      Total          $   116              $    8,188             $1,934

Year Ended
December 31, 1994
 Life Insurance      $    79              $    4,244             $1,356
 Annuity                   0                   1,569                556
Accident and
 Health                    0                       5                  0
      Total          $    79              $    5,818             $1,912

Year Ended
December 31, 1993
 Life Insurance      $    93              $    4,736             $1,402
 Annuity                   0                   3,029              1,263
 Accident and
 Health                    0                       7                  0
      Total          $    93              $    7,772             $2,665


Column A             Column G             Column H               Column I
                                          Benefits,
                                          Claims, Losses,
                                          Interest
                                          Credited to            Amortization
                                          Account Balances       of Deferred
                     Net                  and                    Policy
                     Investment           Settlement             Acquisition
Segment              Income               Expenses               Costs

Year Ended
December 31, 1995
 Life Insurance      $  9,487             $   11,411             $  811
 Annuity              161,291                112,081              4,632
 Accident and
 Health                     2                      4                  0
      Total          $170,780             $  123,496             $5,443

Year Ended
December 31, 1994
 Life Insurance      $  7,640             $   11,443             $  874
 Annuity              137,465                107,901              4,015
 Accident and
 Health                     2                      4                  0
      Total          $145,107                119,348             $4,889

Year Ended
December 31, 1994
 Life Insurance      $  7,568             $   12,074             $1,121
 Annuity              150,147                114,394              4,164
 Accident and
 Health                     3                      2                  0

      Total          $157,718             $  126,470             $5,285


Column A             Column J             Column K
                     Other
                     Operating            Premiums
Segment              Expenses             Written

Year Ended
December 31, 1995
 Life Insurance      $ 3,696
 Annuity               5,771
 Accident and
 Health                   23              $5

      Total          $ 9,490

Year Ended
December 31, 1994
 Life Insurance      $ 2,997
 Annuity               4,232
 Accident and
 Health                   19              $5

      Total          $ 7,248

Year Ended
December 31, 1993
 Life Insurance      $ 4,541
 Annuity               6,330
 Accident and
 Health                    4              $7

      Total          $10,875



PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES             Schedule VI
REINSURANCE  (in thousands)

Column A                        Column B       Column C      Column D
                                                             Assumed
                                               Ceded to      From
                                Gross          Other         Other
                                Amount         Companies     Companies


Year Ended December 31, 1995
Life Insurance in Force         $ 933,735      $ 573,324     $ 446,079

Premiums:
Life Insurance                  $    8,472     $   4,527     $     459
Annuity                              3,780             0             0
Accident and Health Insurance            4             0             0

Total                           $   12,256     $   4,527     $     459

Year Ended December 31, 1994
Life Insurance in Force         $1,004,658     $ 626,152     $ 468,655

Premiums:
Life Insurance                  $    8,429     $   4,656     $     472
Annuity                              1,569             0             0
Accident and Health Insurance            5             0             0

Total                           $   10,003     $   4,656     $     472

Year Ended December 31, 1993
Life Insurance in Force         $1,125,431     $ 716,527     $ 501,509

Premiums:
Life Insurance                  $    9,433     $   5,215     $     518
Annuity                              3,029             0             0
Accident and Health Insurance            7             0             0

Total                           $   12,469     $   5,215     $     518


Column A                        Column E       Column F
                                               Percentage
                                               of Amount
                                Net            Assumed
                                Amount         to Net

Year Ended December 31, 1995
Life Insurance in Force         $ 806,490      55.31

Premiums:
Life Insurance                      4,404      10.42
Annuity                             3,780          0
Accident and Health Insurance           4          0

Total                           $   8,188

Year Ended December 31, 1994
Life Insurance in Force         $ 847,161      55.32

Premiums:
Life Insurance                  $   4,245      11.12
Annuity                             1,569          0
Accident and Health Insurance           5          0

Total                           $   5,819

Year Ended December 31, 1993
Life Insurance in Force         $ 910,413      55.09

Premiums:
Life Insurance                  $   4,736      10.94
Annuity                             3,029          0
Accident and Health Insurance           7          0

Total                           $   7,772


Note:  Reinsurance assumed consists entirely of Servicemen's Group Life
Insurance.
