Form 10-Q
period 1996-03-31
PRESIDENTIAL LIFE CORP
filed 1996-05-13
CIK 80124

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

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

     There were 33,211,069 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on May 8, 1996.


                                      INDEX


Part I - Financial Information                                 Page No.

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets March 31, 1996
     (Unaudited) and December 31, 1995.............................      3

     Consolidated Statements of Income (Unaudited) - For
     the Three Months Ended March 31, 1996 and 1995................      4

     Consolidated Statements of Shareholders'
     Equity (Unaudited) - For the Three Months Ended
     March 31, 1996 and 1995.......................................      5

     Consolidated Statements of Cash Flows (Unaudited) - For
     the Three Months Ended March 31, 1996 and 1995................      6

     Notes to (Unaudited) Consolidated Financial Statements........     7-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........     10-17


Part II - Other Information.........................................    18

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



             PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data)

                                                  March 31,      December 31,
                                                    1996             1995
                                                       (UNAUDITED)


ASSETS:
Investments:
   Fixed maturities:
   Available for sale at market (Cost of
    $1,735,673 and $1,748,142, respectively)     $1,789,934      $1,855,663
   Common stocks (Cost of $38,082
     and $34,080, respectively)                      46,220          37,748
   Mortgage Loans                                    19,042          19,015
   Real Estate                                          428             429
   Policy Loans                                      18,605          18,601
   Short-term investments                           215,319         192,621
   Other invested assets                            167,562         150,331
          Total investments                       2,257,110       2,274,408

Cash and cash equivalents                             3,181          (1,874)
Accrued investment income                            31,283          34,328
Deferred policy acquisition costs                    40,152          33,330
Furniture and equipment, net                            371             369
Amounts due from reinsurers                           7,702           7,664
Federal income tax recoverable                            0             477
Other assets                                          1,733           1,818
Assets held in separate account                       6,230           6,240
          TOTAL ASSETS                           $2,347,762      $2,356,760

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
   Policyholders' account balances               $1,263,419      $1,269,898
   Future policy benefits:
    Annuity                                         361,513         362,027
    Life and accident and health                     47,315          47,464
   Other policy liabilities                           3,289           4,161
          Total policy liabilities                1,675,536       1,683,550
Dollar Repurchase Agreements                        188,284         160,416
Other notes payable                                  50,000          50,000
Deposits on policies to be issued                       850           2,947
Federal income taxes payable                          5,927               0
Deferred federal income taxes                        29,693          44,760
General expenses and taxes accrued                    7,027           4,770
Other liabilities                                     1,024           3,017
Liabilities related to separate account               6,230           6,240
          Total liabilities                       1,964,571       1,955,700

Shareholders' Equity:
   Capital stock ($.01 par value, authorized
    100,000,000 shares, issued and outstanding
    33,315,843 shares in 1996 and 33,536,601
    shares in 1995)                                     333             335
   Additional paid-in-capital                        28,084          30,130
   Net unrealized investment gains                   35,553          61,732
   Retained earnings                                319,221         308,863

    Total Shareholders' Equity                      383,191         401,060

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $2,347,762      $2,356,760


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



            PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except share data)

                                                  THREE MONTHS ENDED
                                                        MARCH 31
                                                      (UNAUDITED)
                                                  1996           1995


REVENUES:
 Insurance Revenues:
    Premiums                                 $       342   $       597
    Annuity considerations                           864           492
    Universal life and investment
      type policy fee income                         479           470
 Net investment income                            49,753        42,830
 Realized investment gains                         1,479         1,154
 Other income                                      1,006           637

         TOTAL REVENUES                           53,923        46,180

BENEFITS AND EXPENSES:
 Death and other life insurance benefits           1,636         1,831
 Annuity benefits                                  9,017         8,724
 Interest credited to policyholders'
    account balances                              18,913        19,204
 Interest expense on notes payable                 1,258         1,245
 Other interest and other charges                     73           194
 Decrease in liability for future
    policy benefits                                 (534)         (217)
 Commissions to agents, net                          584           746
 General expenses and taxes                        4,809         2,644
 Decrease in deferred policy
    acquisition costs                              1,109           509

         TOTAL BENEFITS AND EXPENSES              36,865        34,880

Income before income taxes                        17,058        11,300

Provision (benefit) for income taxes
 Current                                           7,466         3,575
 Deferred                                           (766)         (437)
                                                   6,700         3,138

NET INCOME                                   $    10,358   $     8,162

Income per share                             $       .31   $       .24

Weighted average number of shares
outstanding during the period                 33,476,119    33,709,473



The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



            PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                  (IN THOUSANDS, EXCEPT SHARE DATA)
                             (UNAUDITED)


                                   Net
                       Additional  Unrealized
             Capital   Paid-in-    Investment      Retained   Treasury
             Stock     Capital     Gains (Losses)  Earnings   Stock      Total


Balance at
December 31,
1994         $337      $31,751    $(39,463)        $263,328   $0       $255,953

Net Income                                            8,162               8,162

Change
in
Unrealized
Investment
Gains, Net                          28,065                               28,065

Balance at
March 31,
1995        $337       $31,751    $(11,398)       $271,490    $0       $292,180


Balance at
December 31,
1995        $335       $30,130    $ 61,732        $308,863    $0       $401,060

Net Income                                          10,358               10,358

Purchase and
Retirement of
Stock         (2)       (2,059)                                          (2,061)

Issuance of
Shares Under
Stock Option
Plan                        13                                               13

Change in
Unrealized
Investment
Gains, Net                         (26,179)                             (26,179)

Balance at
March 31,
1996       $333        $28,084    $ 35,553        $319,221    $0       $383,191


The accompanying notes are an integral part of the Unaudited Consolidated
Financial Statements.




            PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                            (UNAUDITED)

                                                        1996             1995


OPERATING ACTIVITIES:
   Net income                                       $  10,358        $   8,162
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision (benefit) for deferred income taxes      (766)            (437)
      Depreciation and amortization                       124              127
      Net accrual of discount on fixed maturities        (220)              (3)
      Realized investment gains                        (1,479)          (6,875)
   Changes in:
      Accrued investment income                         3,045           (3,850)
      Deferred policy acquisition cost                  1,109              509
      Federal income tax recoverable                      477              687
      Liability for future policy benefits                663               26
      Other items                                       2,719            8,096

         Net Cash Provided By Operating Activities     16,030            6,442

INVESTING ACTIVITIES:
   Fixed Maturities:
    Held for Investment:
      Acquisitions                                          0          (42,324)
      Sales                                                 0                0
      Maturities, calls and repayments                      0              717
    Available for Sale:
      Acquisitions                                    (76,313)          (2,450)
      Sales                                                 0              506
      Maturities, calls and repayments                 88,530            8,997
   Common Stocks:
      Acquisitions                                     (2,946)         (12,997)
      Sales                                             2,543           26,820
   Decrease (Increase) in short term
    investments and policy loans                      (22,702)         (80,710)
   Other Invested Assets:
    Additions to other invested assets                (23,151)         (20,358)
    Distributions from other invested assets            5,920            5,747
   Purchase of property and equipment                     (51)              (5)
   Mortgage loan on real estate                           (27)          (1,781)
   Amount due from security transactions                  (22)          51,644

         Net Cash Provided By (Used In)
            Investing Activities                      (28,219)         (66,194)

FINANCING ACTIVITIES:
   Proceeds from Dollar Repurchase Agreements         416,433          271,297
   Repayment of Dollar Repurchase Agreements         (388,565)        (207,563)
   Repurchase of Common Stock                          (2,048)               0
   Decrease in policyholders' account balances         (6,479)          (3,821)
   Deposits on policies to be issued                   (2,097)           1,068
   Other items                                              0                3

          Net Cash Provided By (Used In)
            Financing Activities                       17,244           60,984

   Increase (decrease) in Cash and Cash
    Equivalents                                         5,055            1,232

Cash and Cash Equivalents at Beginning of Period       (1,874)            (772)

Cash and Cash Equivalents at End of Period          $   3,181        $     460

Supplemental Cash Flow Disclosure:

   Income Taxes Paid                                $   1,063        $      47

   Interest Paid                                    $       0        $       0

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

   B.  Basis of Presentation and Principles of Consolidation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1995.

   C.  Investments

      Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs of approximately $7.7 million and $15.6 million, and deferred Federal income taxes of approximately $18.4 million and $32.2 million, at March 31, 1996 and December 31, 1995, respectively, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary.
Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary.

      "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in venture capital, acquisitions of private growth companies, debt restructuring and merchant banking. Limited partnership interests usually are not registered and typically are illiquid. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of March 31, 1996 and December 31, 1995. As of March 31, 1996, the Company was committed to contribute, if called upon, an aggregate of approximately $43.5 million of additional capital to certain of these limited partnerships.

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

      As part of a proposed rehabilitation plan for Fidelity Mutual Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) stake in a Fidelity subsidiary insurance holding company. In addition, the Company had agreed to purchase $25 million of Senior Notes of such company. The Company was informed by Pennsylvania Insurance Commissioner Linda S. Kaiser, that in response to the significant improvement in the invested assets of Fidelity, she has reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity. The Company disagrees with the Commissioner's decision to reopen the process and has reserved all of its rights, including those under the Stock Purchase Agreement signed in January 1995 with the Pennsylvania Insurance Department.

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

   E. New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued in October of 1995 and requires adoption not later than fiscal years that begin after December 15, 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. It requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the "fair value" method of accounting for an employee stock option. If an entity retains the accounting defined under APB Opinion No. 25, "Accounting for Stock Issued to Employees", certain pro forma disclosures of net income and earnings per share must be made as if the fair value based method defined in SFAS 123 had been applied. The Company has determined that it will retain the accounting methodology prescribed by APB No. 25 and will disclose the pro forma effects of such stock-based compensation as required in 1996.

2.  INVESTMENTS

    Investments in U.S. Government & Government Agencies with an aggregate carrying value of $549,751,000 represent investments owned in any one issuer that aggregate 10% or more of Shareholders' Equity as of March 31, 1996.

    Securities with a carrying value of approximately $4.9 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3.  NOTES PAYABLE

    Notes payable at March 31, 1996 and December 31, 1995 consist of $50 million, 9 1/2% Senior Notes ("Senior Notes") due December 15, 2000. Interest is payable June 15 and December 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of March 31, 1996, such unamortized costs were $1.7 million. There are no principal payments required for the senior notes over the next four years and the total principal is due on December 15, 2000. The senior notes are callable after December 14, 1998.

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

    The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the three months ended March 31, 1996 reflect the reduction in the deferred tax asset as of March 31, 1996. The Company's effective tax rate for the three months ended March 31, 1996 and 1995 was 39.3% and 27.8%, respectively.


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

    Results of Operations

    Comparison of three months ended March 31, 1996 compared to three months ended March 31, 1995.

    Revenues

    Annuity Considerations and Life Insurance Premiums

    Total annuity considerations and life insurance premiums increased to approximately $1,206 thousand for the three months ended March 31, 1996 from approximately $1,089 thousand for the three months ended March 31, 1995, an increase of approximately 10.7%. Of this amount, annuity considerations increased to approximately $864 thousand for the three months ended March 31, 1996 from approximately $492 thousand for the three months ended March 31, 1995, an increase of approximately 75.6%. In accordance with generally accepted accounting principles, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium deferred annuities were approximately $14.5 million and approximately $19.6 million during the three months ended March 31, 1996 and March 31, 1995, respectively.

    Policy Fee Income

    Universal life and investment type policy fee income was approximately $479 thousand for the three months ended March 31, 1996, as compared to approximately $470 thousand for the three months ended March 31, 1995. This represents approximately a 1.9% increase.

    Net Investment Income

    Net investment income totaled approximately $49.8 million during the first three months of 1996, as compared to approximately $42.8 million during the first three months of 1995. This represents an increase of approximately 16.2%. Investment income from "other invested assets" totaled approximately $11.3 million during the first three months of 1996, as compared to approximately $8.0 million during the first three months of 1995. The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended March 31, 1996 and March 31, 1995 was approximately 9.5% and 9.1%, respectively.

    Realized Investment Gains and Losses

    Realized investment gains amounted to approximately $1.5 million during the first three months of 1996, as compared to approximately $1.2 million during the first three months of 1995. Realized investment gains were partially offset by realized investment losses of approximately $300 thousand and $1.9 million for the three months ended March 31, 1996 and March 31, 1995, respectively attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

    Total Benefits and Expenses

    Total benefits and expenses for the three months ended March 31, 1996 aggregated approximately $36.9 million, as compared to approximately $34.9 million for the three months ended March 31, 1995. This represents an increase of $2.0 million from the first quarter of 1995.

    Interest Credited and Benefits to Policyholders

    Interest credited and other benefits to policyholders amounted to approximately $29.6 million for the three months ended March 31, 1996, as compared to approximately $29.7 million for the three months ended March 31, 1995. As a result of the increasing interest rate environment, the Insurance Company has raised its credited rate of interest on its newly issued single premium deferred annuity products and has increased rates overall on all of its other interest-sensitive products. In addition, the renewal rates on existing policies were increased on their respective renewal dates.

    The Insurance Company's average credited rate for reserves and account balances for the three months ended March 31, 1996 and 1995 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

    Interest Expense on Notes Payable

    The interest expense on the Company's notes payable amounted to approximately $1.3 million for the three months ended March 31, 1996, and approximately $1.2 million for the three months ended March 31, 1995.

    General Expenses, Taxes and Commissions

    General expenses, taxes and commissions to agents totaled approximately $5.4 million for the three months ended March 31, 1996, as compared to approximately $3.4 million for the three months ended March 31, 1995. This represents approximately an increase of $2 million. The increase principally is attributable to higher professional fees associated with the potential acquisition of Fidelity and higher investment management fees.

    Deferred Policy Acquisition Costs

    Deferred Policy Acquisition Costs for the three months ended March 31, 1996 increased approximately $600 thousand resulting in a charge of approximately $1,109 thousand, as compared to a charge of approximately $509 thousand for the three months ended March 31, 1995.

    Income Before Income Taxes

    For the reasons discussed above, income before income taxes amounted to approximately $17.1 million for the three months ended March 31, 1996, as compared to approximately $11.3 million for the three months ended March 31, 1995.

    Income Taxes

    Income tax expense was $6.7 million for the first three months of 1996 as compared to approximately $3.1 million for the first three months of 1995. This increase is primarily attributable to higher income before income taxes and realized capital gains for the three months ended March 31, 1996.

    Net Income

    For the reasons discussed above, the Company had net income of approximately $10.4 million during the three months ended March 31, 1996 and net income of approximately $8.2 million during the three months ended March 31, 1995.

    Liquidity and Capital Resources

    The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company.

    The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York law. New York law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first quarter of 1996 and 1995, the Insurance Company did not pay dividends to the Company.
During the fiscal year 1995, the Insurance Company paid dividends of $5 million to the Company.

    Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $16.0 million and $6.4 million during the three months ended March 31, 1996 and 1995, respectively. Net cash provided by (used in) the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately ($28.2) million, and $(66.2) million during the three months ended March 31, 1996 and 1995, respectively.

    For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company are also considered to be a financing activity. In addition, as previously discussed, the Company participates in dollar roll repurchase agreements which are considered to be a financing activity. Net cash provided by the Company's financing activities amounted to approximately $17.2 million, and $61.0 million during the three months ended March 31, 1996 and 1995, respectively. This fluctuation primarily is attributable to the increase in dollar roll repurchase agreements outstanding at March 31, 1996.

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

    To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 9.2% and 8.2% as of March 31, 1996, and December 31, 1995, respectively). The weighted average duration of the Company's investment portfolio was approximately seven years as of March 31, 1996. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

    The Company maintains a portfolio which includes below investment grade securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of March 31, 1996, the carrying value of these securities was approximately $166 million (representing approximately 7.1% of the Company's total assets and 43.3% of shareholders' equity).

    The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSDI"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of March 31, 1996, approximately 8.1% of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

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

    As of March 31, 1996, approximately 7.2% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $43.5 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. Pursuant to NYSDI regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. The Company may make selective investments in additional limited partnerships as opportunities arise. Interests held by the Company in limited partnerships usually are not registered with the Commission and typically are illiquid. In addition, there can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

    As previously discussed, the Company participates in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $188.3 million and $160.4 million at March 31, 1996 and December 31, 1995, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

    As part of a proposed rehabilitation plan for Fidelity Mutual Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) stake in a Fidelity subsidiary insurance holding company. In addition, the Company had agreed to purchase $25 million of Senior Notes of such company. The Company was informed by Pennsylvania Insurance Commissioner Linda S. Kaiser, that in response to the significant improvement in the invested assets of Fidelity, she has reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity. The Company disagrees with the Commissioner's decision to reopen the process and has reserved all of its rights, including those under the Stock Purchase Agreement signed in January 1995 with the Pennsylvania Insurance Department.

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

    Recent Accounting Pronouncements

    Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", was issued in October of 1995 and requires adoption not later than fiscal years that begin after December 15, 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. It requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the "fair value" method of accounting for an employee stock option. If an entity retains the accounting defined under APB Opinion No. 25, "Accounting for Stock Issued to Employees", certain pro forma disclosures of net income and earnings per share must be made as if the fair value based method defined in SFAS 123 had been applied. The Company has determined that it will retain the accounting methodology prescribed by APB No. 25 and will disclose the pro forma effects of such stock-based compensation as required in 1996.



                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 8, 1996, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    a)  Exhibits

      None

    b)  Reports on Form 8-K

      During the quarter ended March 31, 1996, the Company filed one Current Report of Form 8-K dated January 16, 1996.




                 PRESIDENTIAL LIFE CORPORATION
                         MARCH 31, 1996



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Presidential Life Corporation
                                                (Registrant)


Date:  May 8, 1996                  /s/ Herbert Kurz
                                    Herbert Kurz, President and Duly
                                    Authorized Officer of the Registrant


Date:  May 8, 1996                  /s/ Michael V. Oporto
                                    Michael V. Oporto, Principal
                                    Accounting Officer of the Registrant