Form 10-Q
period 1996-06-30
PRESIDENTIAL LIFE CORP
filed 1996-08-14
CIK 80124

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                        OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to


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

     There were 33,075,847 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on August 12, 1996.


                                      INDEX


Part I - Financial Information                          Page No.

Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets June 30, 1996
   (Unaudited) and December 31, 1995. . . . . . . . . . . . . . . . . 3

   Consolidated Statements of Income (Unaudited) - For
   the Six Months Ended June 30, 1996 and 1995 . . . . . . . . . . . .4

   Consolidated Statements of Income (Unaudited) - For
   the Three Months Ended June 30, 1996 and 1995 . . . . . . . . . . .5

   Consolidated Statements of Shareholders'
   Equity (Unaudited) - For the Six Months Ended
   June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . .6

   Consolidated Statements of Cash Flows (Unaudited) - For
   the Six Months Ended June 30, 1996 and 1995 . . . . . . . . . . . .7

   Notes to (Unaudited) Consolidated Financial
   Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . 8-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . .11-17


Part II - Other Information. . . . . . . . . . . . . . . . . . . . . 18

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities

   Item 3.  Defaults Upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19



                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                        June 30,   December 31,
                                                          1996         1995
                                                              (UNAUDITED)


ASSETS:
Investments:
     Fixed maturities:
        Available for sale at market (Cost of
         $1,746,428 and $1,748,142, respectively)      $1,774,982    $1,855,663
     Common stocks (Cost of $43,083 and
        $34,080, respectively)                             53,601        37,748
     Mortgage Loans                                        18,973        19,015
     Real Estate                                              427           429
     Policy Loans                                          18,161        18,601
     Short-term investments                               199,504       192,621
     Other invested assets                                167,216       150,331
          Total investments                             2,232,864     2,274,408

Cash and cash equivalents                                  (4,366)       (1,874)
Accrued investment income                                  30,469        34,328
Deferred policy acquisition costs                          43,309        33,330
Furniture and equipment, net                                  376           369
Amounts due from reinsurers                                 7,062         7,664
Federal income tax recoverable                                  0           477
Other assets                                                1,654         1,818
Assets held in separate account                             5,994         6,240
          TOTAL ASSETS                                 $2,317,362    $2,356,760

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
     Policyholders' account balances                   $1,250,553    $1,269,898
     Future policy benefits:
        Annuity                                           362,252       362,027
        Life and accident and health                       48,251        47,464
     Other policy liabilities                               3,803         4,161
          Total policy liabilities                      1,664,859     1,683,550
Dollar Repurchase Agreements                              182,590       160,416
Other notes payable                                        50,000        50,000
Deposits on policies to be issued                             792         2,947
Federal income taxes payable                                   73             0
Deferred federal income taxes                              22,493        44,760
General expenses and taxes accrued                          5,602         4,770
Other liabilities                                           3,417         3,017
Liabilities related to separate account                     5,994         6,240
          Total liabilities                             1,935,820     1,955,700

Shareholders' Equity:
     Capital stock ($.01 par value, authorized
        100,000,000 shares, issued and outstanding
        33,214,464 shares in 1996 and 33,536,601
        shares in 1995)                                       332           335
     Additional paid in capital                            27,053        30,130
     Net unrealized investment gains                       22,945        61,732
     Retained earnings                                    331,212       308,863

        Total Shareholders' Equity                        381,542       401,060

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $2,317,362    $2,356,760


The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.



                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)

                                                         SIX MONTHS ENDED
                                                             JUNE 30
                                                           (UNAUDITED)

                                                        1996           1995


REVENUES:
     Insurance Revenues:
        Premiums                                  $     1,277    $     1,646
        Annuity considerations                          2,319          1,397
        Universal life and investment
         type policy fee income                           991            954
     Net investment income                             93,941         86,346
     Realized investment gains                          9,728          3,296
     Other income                                       1,551          1,088

          TOTAL REVENUES                              109,807         94,727

BENEFITS AND EXPENSES:
     Death and other life insurance benefits            3,108          3,315
     Annuity benefits                                  17,993         17,815
     Interest credited to policyholders'
        account balances                               37,381         38,772
     Interest expense on notes payable                  2,512          2,510
     Other interest and other charges                     245            260
     Increase (decrease) in liability for
        future policy benefits                          1,000           (378)
     Commissions to agents, net                         1,209          1,604
     General expenses and taxes                         6,958          5,111
     Decrease in deferred policy
        acquisition costs                               1,877            710

          TOTAL BENEFITS AND EXPENSES                  72,283         69,719

Income before income taxes                             37,524         25,008
Provision (benefit) for income taxes
     Current                                           14,028            795
     Deferred                                          (1,178)          (171)
                                                       12,850            624

NET INCOME                                        $    24,674    $    24,384

Income per share                                  $       .74    $       .72

Weighted average number of shares
outstanding during the period                      33,349,913     33,709,854


The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.



                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)

                                                      THREE MONTHS ENDED
                                                            JUNE 30
                                                          (UNAUDITED)

                                                       1996           1995


REVENUES:
     Insurance Revenues:
        Premiums                                  $       935    $     1,049
        Annuity considerations                          1,455            905
        Universal life and investment
         type policy fee income                           512            484
     Net investment income                             44,188         43,517
     Realized investment gains                          8,249          2,141
     Other income                                         545            451

          TOTAL REVENUES                               55,884         48,547

BENEFITS AND EXPENSES:
     Death and other life insurance benefits            1,472          1,484
     Annuity benefits                                   8,976          9,091
     Interest credited to policyholders'
        account balances                               18,468         19,568
     Interest expense on notes payable                  1,254          1,265
     Other interest and other charges                     172             66
     Increase (decrease) in liability for
        future policy benefits                          1,534           (161)
     Commissions to agents, net                           625            858
     General expenses and taxes                         2,149          2,467
     Decrease in deferred policy
        acquisition costs                                 768            201

          TOTAL BENEFITS AND EXPENSES                  35,418         34,839

Income before income taxes                             20,466         13,708

Provision (benefit) for income taxes
     Current                                            6,562         (2,780)
     Deferred                                            (412)           266
                                                        6,150         (2,514)

NET INCOME                                        $    14,316    $    16,222

Income per share                                  $       .43    $       .48

Weighted average number of shares
outstanding during the period                      33,223,706     33,709,854


The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.



                PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                   Net
                       Additional  Unrealized
              Capital  Paid-in-    Investment      Retained    Treasury
              Stock    Capital     Gains (Losses)  Earnings    Stock     Total


Balance at
December 31,
1994           $337    $31,751     $(39,463)       $263,328    $0      $255,953

Net Income                                           24,384              24,384

Issuance of
Shares Under
Stock Option
Plan                        20                                               20

Change in
Unrealized
Investment
Gains, Net                          64,580                               64,580

Dividends
paid to
Shareholders
(.045 per
share)                                              (1,514)              (1,514)

Balance at
June 30,
1995           $337    $31,771    $ 25,117        $286,198    $0       $343,423


Balance at
December 31,
1995           $335    $30,130    $ 61,732        $308,863    $0       $401,060

Net Income                                          24,674               24,674

Issuance of
Shares Under
Stock Option
Plan                        44                                               44

Purchase and
Retirement
of Stock         (3)    (3,121)                                          (3,124)

Change in
Unrealized
Investment
Gains, Net                         (38,787)                             (38,787)

Dividends
paid to
Shareholders
(.07 per
share)                                              (2,325)              (2,325)

Balance at
June 30,
1996           $332    $27,053    $ 22,945        $331,212    $0       $381,542


The accompanying notes are an integral part of the Unaudited Consolidated
Financial Statements.



                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                            SIX MONTHS ENDED
                                                                 JUNE 30
                                                               (UNAUDITED)

                                                          1996         1995


OPERATING ACTIVITIES:
    Net income                                         $  24,674    $  24,384
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Provision (benefit) for deferred income taxes     (1,178)        (171)
        Depreciation and amortization                        247          252
        Net accrual of discount on fixed maturities         (750)          (2)
        Realized investment losses (gains)                (9,728)      (3,296)
    Changes in:
        Accrued investment income                          3,859       (1,958)
        Deferred policy acquisition cost                     768          710
        Federal income tax recoverable                       477            0
        Liability for future policy benefits              (1,012)         199
        Other items                                        9,191       (1,450)

           Net Cash Provided by
             Operating Activities                         26,548       18,668

INVESTING ACTIVITIES:
    Fixed Maturities:
      Held for Investment:
        Acquisitions                                           0     (185,589)
        Sales                                                  0            0
        Maturities, calls and repayments                       0        1,491
      Available for Sale:
        Acquisitions                                    (200,435)      (4,152)
        Sales                                              9,147       40,046
        Maturities, calls and repayments                 186,969       18,223
    Common Stocks:
        Acquisitions                                      (6,519)     (18,222)
        Sales                                             14,393       42,923
    Decrease (increase) in short term
      investments and policy loans                        (6,443)    (100,573)
    Other Invested Assets:
      Additions to other invested assets                 (38,245)     (26,953)
      Distributions from other invested assets            16,884       11,753
    Purchase of property and equipment                      (104)         (26)
    Mortgage loans on real estate                             42       (1,655)
    Amount due from security transactions                      0       52,588

           Net Cash Provided by (Used in)
             Investing Activities                        (24,311)    (170,146)

FINANCING ACTIVITIES:
    Proceeds from Dollar Repurchase Agreements         1,000,082      752,683
    Repayment of Dollar Repurchase Agreements           (977,908)    (593,992)
    Increase (decrease) in policyholders'
      account balances                                   (19,345)       2,194
    Repurchase of common stock                            (3,077)           0
    Deposits on policies to be issued                     (2,155)         909
    Dividends paid to shareholders                        (2,326)      (1,514)
    Other items                                                0           20

           Net Cash Provided by (Used in)
             Financing Activities                         (4,729)     160,300

    Increase (decrease) in Cash and Cash
      Equivalents                                         (2,492)       8,822

Cash and Cash Equivalents at Beginning of Year            (1,874)        (772)

Cash and Cash Equivalents at End of Period             $  (4,366)   $   8,050

Supplemental Cash Flow Disclosure:

    Income Taxes Paid                                  $  14,006    $   1,290

    Interest Paid                                      $   2,375    $   2,375


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

   B.  Basis of Presentation and Principles of Consolidation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1995.

   C.  Investments

   Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs of approximately $3.8 million and $15.6 million, and deferred Federal income taxes of approximately $8.7 million and $32.2 million at June 30, 1996 and December 31, 1995, respectively, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary.

   "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in venture capital, acquisitions of private growth companies, debt restructuring and merchant banking. Limited partnership interests usually are not registered and typically are illiquid. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnerships interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of June 30, 1996 and December 31, 1995. As of June 30, 1996, the Company was committed to contribute, if called upon, an aggregate of approximately $40.9 million of additional capital to certain of these limited partnerships.

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

   Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), was issued in June of 1996 and requires adoption not later than fiscal years that begin after December 31, 1996. SFAS 125 establishes financial accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Management is evaluating the impact of SFAS No. 125 on the Company.


2.  INVESTMENTS

   Investments in U.S. Government & Government Agencies with an aggregate carrying value of $535,629,000 represent investments owned in any one issuer that aggregate 10% or more of Shareholders' Equity as of June 30, 1996.

   Securities with a carrying value of approximately $4.9 million were on deposit with various state insurance departments to comply with applicable insurance laws.


3.  NOTES PAYABLE

   Notes payable at June 30, 1996 and December 31, 1995 consist of $50 million, 9 1/2% Senior Notes ("Senior Notes") due December 15, 2000. Interest is payable June 15 and December 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of June 30, 1996, such unamortized costs were $1.3 million. There are no principal payments required for the senior notes over the next three years and the total principal is due on December 15, 2000. The senior notes are callable after December 14, 1998.

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

   The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the six months ended June 30, 1996 reflect the reduction in the deferred tax asset as of June 30, 1996. The Company's effective tax rates for the six months ended June 30, 1996 and 1995 were 34.2% and 2.5%, respectively. As a result of the finalization of the Company's 1994 federal income tax return, the federal income tax recoverable as of June 30, 1995 was increased by $3.1 million which reduced income tax expense by a similar amount.


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

   In June, 1996 the Insurance Company was notified that its A.M. Best rating was reaffirmed at "A-(Excellent)."

   Results of Operations

   Comparison of Six Months Ended June 30, 1996 to Six Months Ended
June 30, 1995.

   Revenues

   Annuity Considerations and Life Insurance Premiums

   Total annuity considerations and life insurance premiums increased to approximately $3.6 million for the six months ended June 30, 1996 from approximately $3.0 million for the six months ended June 30, 1995. Of this amount, annuity considerations increased to approximately $2.3 million for the six months ended June 30, 1996 from approximately $1.4 million for the six months ended June 30, 1995. In accordance with generally accepted accounting principles, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium deferred annuities were approximately $30.8 million for the six months ended June 30, 1996 compared to $42.8 million for the six months ended June 30, 1995. Sales of single premium deferred annuities were $86.9 million in fiscal 1995.

   Policy Fee Income

   Universal life and investment type policy fee income was approximately $991 thousand for the six months ended June 30, 1996, as compared to approximately $954 thousand for the six months ended June 30, 1995. Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

   Net Investment Income

   Net investment income totaled approximately $93.9 million for the six months ended June 30, 1996, as compared to approximately $86.3 million for the six months ended June 30, 1995. This represents an increase of approximately 8.8%. Investment income from "other invested assets" totaled approximately $17.3 million during the first six months of 1996, as compared to $15.2 million during the first six months of 1995. The Company's ratio of net investment income to average cash and invested assets less net investment income for the six months ended June 30, 1996 and June 30, 1995 were 8.7% and 9.1%, respectively.

   Realized Investment Gains and Losses

   Realized investment gains amounted to approximately $9.7 million during the six months ended June 30, 1996, as compared to approximately $3.3 million during the six months ended June 30, 1995. Realized investment gains were partially offset by realized investment losses of approximately $3.3 million and $.6 million for the six months ended June 30, 1996 and 1995, respectively attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

   Total Benefits and Expenses

   Total benefits and expenses for the six months ended June 30, 1996 aggregated approximately $72.3 million, as compared to approximately $69.7 million for the six months ended June 30, 1995, an increase of approximately 3.7%. The reasons for this increase are discussed under the respective components below.

   Interest Credited and Benefits to Policyholders

   Interest credited and other benefits to policyholders aggregated approximately $59.7 million for the six months ended June 30, 1996, as compared to approximately $59.8 million for the six months ended June 30, 1995. As a result of the interest rate environment during the second quarter of 1996, the Insurance Company increased its credited rate of interest on its newly issued single premium deferred annuity products and has increased rates overall on its other interest-sensitive products. In addition, the renewal rates on existing policies were decreased on their respective renewal dates.

   The Insurance Company's average credited rate for reserves and account balances for the six months ended June 30, 1996 and 1995 were less than the Company's ratio of net investment income to mean invested assets for the same periods as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

   Interest Expense on Notes Payable

   The interest expense on the Company's notes payable was approximately $2.5 million for the six months ended June 30, 1996, as compared to approximately $2.5 million for the six months ended June 30, 1995.


   General Expenses, Taxes and Commissions

   General expenses, taxes and commissions to agents aggregated approximately $8.2 million for the six months ended June 30, 1996, as compared to approximately $6.7 million for the six months ended June 30, 1995, an increase of approximately 21.6%. This increase is primarily attributable to higher professional fees associated with the potential acquisition of Fidelity.

   Deferred Policy Acquisition Costs

   Deferred Policy Acquisition Costs for the six months ended June 30, 1996 increased approximately $1.1 million resulting in a charge of $1.9 million, as compared to a charge of approximately $.7 million for the six months ended June 30, 1995.

   Income Before Income Taxes

   For the reasons discussed above, income before income taxes amounted to approximately $37.5 million for the six months ended June 30, 1996, as compared to approximately $25.0 million for the six months ended June 30, 1995.

   Income Taxes

   Income tax expense was $12.9 million for the six months ended June 30, 1996 as compared to approximately $.6 million for the six months ended June 30, 1995. The increase is primarily attributable to higher realized capital gains for the six months ended June 30, 1996. In addition, as a result of the finalization of the Company's 1994 federal income tax return, the federal income tax recoverable as of June 30, 1995 was increased by $3.1 million which reduced income tax expense by a similar amount.

   Net Income

   For the reasons discussed above, the Company had net income of approximately $24.7 million during the six months ended June 30, 1996, as compared to net income of approximately $24.4 million during the six months ended June 30, 1995.

   Liquidity and Capital Resources

   The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on its investments (exclusive of those held by the Insurance Company) and rent from its real estate. During the second quarter of 1996, the Company's Board of Directors increased the semi-annual dividend rate to $.07 per share and authorized a buy-back program of up to 1,000,000 shares of its stock, from time to time.

   The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York State law. New York State law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first six months of 1996, the Insurance Company paid dividends to the Company of $15 million. During the fiscal year 1995, the Insurance Company paid dividends of $5 million to the Company.


   Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies (including withdrawals and surrender payments), operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $26.5 million and $18.7 million during the six months ended June 30, 1996 and 1995, respectively. Net cash provided by (used in) the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(24.3) million and $(170.1) million during the six months ended June 30, 1996 and 1995, respectively.

   For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company also are considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $(4.7) million and $160.3 million during the six months ended June 30, 1996 and 1995, respectively. This fluctuation primarily is attributable to the increased activity in dollar roll repurchase agreements during the six months ended June 30, 1995.

   The Company currently has no bank lines of credit.

   The indenture governing the Senior Notes contains covenants relating to limitations on additional indebtedness, restricted payments, liens, sale or issuance of capital stock of the Insurance Company, certain asset sales and the ability to engage in mergers or similar transactions. In the event the Company violates such covenants as defined in the Indenture, the Company is obligated to repurchase 25% of
the outstanding principal amount of such notes.   Management believes
that the Company is in compliance with all of the covenants.

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

   To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 8.6% and 8.2% as of June 30, 1996 and
December 31, 1995, respectively). The weighted average duration of the Company's investment portfolio was approximately seven years as of June 30, 1996. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold for various reasons. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

   The Company maintains a portfolio which includes below investment grade debt securities which were purchased to achieve a more favorable investment yield all of which are classified as available for sale and reported at fair value. As of June 30, 1996 and December 31, 1995, the carrying value of these securities was approximately $141.6 million and $159.6 million, respectively, (representing approximately 6.1% and 6.8%, respectively, of the Company's total assets and 37.1% and 39.8% respectively, of shareholder's equity).

   The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of June 30, 1996, approximately 6.7% of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

   Management expects that (primarily as a result of calls, redemptions and repayments) the percentage of the Company's portfolio invested in below investment grade debt securities will decline over time. No new below investment grade debt investments have been made since the first quarter of fiscal 1990, but some investment grade corporate securities have been downgraded. Notwithstanding the foregoing, the Company's investment policies may change from time to time in response to market and other conditions.

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

   As of June 30, 1996, approximately 7.2% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $40.9 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. The Company may make selective investments in additional limited partnerships as opportunities arise. Pursuant to NYSDI regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. Interests held by the Company in limited partnerships usually are not registered with the Commission and typically are illiquid. In addition, there can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

   As previously discussed, during the first and second quarters of fiscal 1996 and in fiscal 1995, the Company participated in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $182.6 million and $160.4 at June 30, 1996 and December 31, 1995, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

   Recent Accounting Pronouncements

   Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in June of 1996 and requires adoption not later than fiscal years that begin after December 31, 1996. SFAS 125 establishes financial accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Management has not yet determined the impact of SFAS No. 125 on the Company.

                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

   From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 12, 1996, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.


Item 2.  Changes in Securities

        None

Item 3.  Defaults Upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

        None

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

        a)  Exhibits

             None

        b)  Reports on Form 8-K

             During the quarter ended June 30, 1996, the Company filed one Current Report of Form 8-K dated June 3, 1996.


                    PRESIDENTIAL LIFE CORPORATION
                            JUNE 30, 1996


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Presidential Life Corporation
                                      (Registrant)


Date:  August 12, 1996           /s/ Herbert Kurz
                                 Herbert Kurz, President and Duly
                                 Authorized Officer of the Registrant


Date:  August 12, 1996           /s/ Michael V. Oporto
                                 Michael V. Oporto, Principal
                                 Accounting Officer of the Registrant