Form 10-Q
period 1996-09-30
PRESIDENTIAL LIFE CORP
filed 1996-11-13
CIK 80124

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

     There were 33,003,779 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on November 12, 1996.

                                      INDEX


Part I - Financial Information                                  Page No.

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets September 30, 1996
     (Unaudited) and December 31, 1995.............................      3

     Consolidated Statements of Income (Unaudited) - For
     the Nine Months Ended September 30, 1996 and 1995.............      4

     Consolidated Statements of Income (Unaudited) - For
     the Three Months Ended September 30, 1996 and 1995............      5

     Consolidated Statements of Shareholders'
     Equity (Unaudited) - For the Nine Months Ended
     September 30, 1996 and 1995...................................      6

     Consolidated Statements of Cash Flows (Unaudited) - For
     the Nine Months Ended September 30, 1996 and 1995.............      7

     Notes to (Unaudited) Consolidated Financial Statements........     8-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............    11-17


Part II - Other Information.........................................     18

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

                                            September 30,     December 31,
                                                1996              1995
                                             (UNAUDITED)


ASSETS:
Investments:
   Fixed maturities:
    Available for sale at market (Cost
      of $1,739,189 and $1,748,142,
      respectively)                        $ 1,775,532        $ 1,855,663
   Common stocks (Cost of $35,136 and
      $34,080, respectively)                    44,336             37,748
   Mortgage Loans                               18,801             19,015
   Real Estate                                     426                429
   Policy Loans                                 18,241             18,601
   Short-term investments                      215,513            192,621
   Other invested assets                       174,327            150,331
          Total investments                  2,247,176          2,274,408

Cash and cash equivalents                       (2,632)            (1,874)
Accrued investment income                       34,737             34,328
Deferred policy acquisition costs               42,521             33,330
Furniture and equipment, net                       375                369
Amounts due from reinsurers                      7,454              7,664
Federal income tax recoverable                       0                477
Other assets                                     1,625              1,818
Assets held in separate account                  5,690              6,240
          TOTAL ASSETS                     $ 2,336,946        $ 2,356,760

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
   Policyholders' account balances         $ 1,250,227        $ 1,269,898
   Future policy benefits:
    Annuity                                    363,600            362,027
    Life and accident and health                49,014             47,464
   Other policy liabilities                      3,656              4,161
          Total policy liabilities           1,666,497          1,683,550
Dollar Repurchase Agreements                   186,492            160,416
Notes payable                                   50,000             50,000
Deposits on policies to be issued                2,508              2,947
Federal income taxes payable                     2,052                  0
Deferred federal income taxes                   22,643             44,760
General expenses and taxes accrued               6,583              4,770
Other liabilities                                1,162              3,017
Liabilities related to separate account          5,690              6,240
          Total liabilities                  1,943,627          1,955,700

Shareholders' Equity:
   Capital stock ($.01 par value,
     authorized 100,000,000 shares,
     issued and outstanding 32,910,297
     shares in 1996 and 33,536,601
     shares in 1995)                               329                335
   Additional paid in capital                   24,092             30,130
   Net unrealized investment gains              23,604             61,732
   Retained earnings                           345,294            308,863

    Total Shareholders' Equity                 393,319            401,060

    TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                             $ 2,336,946        $ 2,356,760


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



                PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)


                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30
                                                     (UNAUDITED)

                                                1996               1995


REVENUES:
 Insurance revenues:
   Premiums                                $     2,138        $     2,708
   Annuity considerations                        5,663              3,063
   Universal life and investment
     type policy fee income                      1,485              1,448
 Net investment income                         136,899            127,095
 Realized investment gains                      17,212             11,435
 Other income                                    2,385              1,360

        TOTAL REVENUES                         165,782            147,109

BENEFITS AND EXPENSES:
 Death and other life insurance benefits         4,698              5,159
 Annuity benefits                               27,155             27,042
 Interest credited to policyholders'
   account balances                             55,820             58,786
 Interest expense on notes payable               3,774              3,781
 Other interest and other charges                  358                366
 Change in liability for future
   policy benefits                               2,855                  7
 Commissions to agents, net                      2,213              2,436
 General expenses and taxes                      9,216              8,174
 Decrease in deferred policy
   acquisition costs                             2,243                771

        TOTAL BENEFITS AND EXPENSES            108,332            106,522

Income before income taxes                      57,450             40,587

Provision (benefit) for income taxes
   Current                                      20,684              6,866
   Deferred                                     (1,992)              (875)
                                                18,692              5,991

NET INCOME                                 $    38,758        $    34,596

Income per share                           $      1.16        $      1.03

Weighted average number of shares
outstanding during the period               33,254,751         33,665,821


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)


                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30
                                                     (UNAUDITED)

                                                1996              1995


REVENUES:
 Insurance revenues:
   Premiums                                $       861        $     1,062
   Annuity considerations                        3,344              1,666
   Universal life and investment
     type policy fee income                        494                494
 Net investment income                          42,958             40,749
 Realized investment gains                       7,484              8,139
 Other income                                      834                272

        TOTAL REVENUES                          55,975             52,382

BENEFITS AND EXPENSES:
 Death and other life insurance benefits         1,590              1,844
 Annuity benefits                                9,162              9,227
 Interest credited to policyholders'
   account balances                             18,439             20,014
 Interest expense on notes payable               1,262              1,271
 Other interest and other charges                  113                106
 Change in liability for future
   policy benefits                               1,855                385
 Commissions to agents, net                      1,004                832
 General expenses and taxes                      2,258              3,063
 Decrease in deferred policy
   acquisition costs                               366                 61

        TOTAL BENEFITS AND EXPENSES             36,049             36,803

Income before income taxes                      19,926             15,579

Provision (benefit) for income taxes
 Current                                         6,656              6,071
 Deferred                                         (814)              (704)
                                                 5,842              5,367

NET INCOME                                 $    14,084        $    10,212

Income per share                           $       .42        $       .30

Weighted average number of shares
outstanding during the period               33,066,495         33,665,821


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



               PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)


                                  Net
                       Additional Unrealized
             Capital   Paid-in-   Investment      Retained   Treasury
             Stock     Capital    Gains (Losses)  Earnings   Stock      Total


Balance at
December
31, 1994    $337       $ 31,751   $ (39,463)     $263,328    $0       $255,953

Net income                                         34,596               34,596

Issuance of
Shares Under
Stock Option
Plan                        39                                              39

Change in
Unrealized
Investment
Gains, Net                           74,232                             74,232

Purchase and
Retirement
of Stock      (2)       (1,704)                                         (1,706)

Dividends
Paid to
Shareholders
(.045 per
share)                                             (1,514)              (1,514)

Balance at
September
30, 1995    $335       $ 30,086   $  34,769      $296,410   $0        $361,600


Balance at
December
31, 1995    $335       $ 30,130   $ 61,732       $308,863   $0        $401,060

Net Income                                        38,758                38,758

Issuance of
Shares Under
Stock Option
Plan                       193                                             193

Purchase and
Retirement
of Stock      (6)       (6,231)                                         (6,237)

Change in
Unrealized
Investment
Gains, Net                         (38,128)                            (38,128)

Dividends
paid to
Shareholders
(.07 per
share)                                            (2,327)               (2,327)

Balance at
September
30, 1996    $329       $ 24,092   $ 23,604      $345,294    $0        $393,319


The accompanying notes are an integral part of the Unaudited Consolidated
Financial Statements.



               PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                                        (UNAUDITED)

                                                         1996          1995


OPERATING ACTIVITIES:
 Net income                                         $    38,758   $    34,596
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Provision (benefit) for deferred income taxes       (1,992)         (875)
     Depreciation and amortization                          370           375
     Net accrual of discount on fixed maturities         (1,009)         (425)
     Realized investment losses (gains)                 (17,212)      (11,435)
 Changes in:
     Accrued investment income                             (409)      (10,068)
     Deferred policy acquisition costs                    2,243           771
     Federal income tax recoverable                         477         9,134
     Liabilities for future policy benefits               3,123           317
     Other items                                          2,490           545

       Net Cash Provided by
         Operating Activities                            26,839        22,935

INVESTING ACTIVITIES:
 Fixed Maturities:
   Held To Maturity:
     Acquisitions                                             0      (238,062)
     Sales                                                    0             0
     Maturities, calls and repayments                         0        11,967
   Available For Sale:
     Acquisitions                                      (236,274)       (5,253)
     Sales                                               11,682        42,296
     Maturities, calls and repayments                   216,202        40,124
 Common Stocks:
   Acquisitions                                          (9,552)      (21,323)
   Sales                                                 39,408        53,142
 Increase in short term investments
   and policy loans                                     (22,532)     (140,104)
 Other Invested Assets:
   Additions to other invested assets                   (47,695)      (27,052)
   Distributions from other invested assets              23,700        19,288
 Purchase of property and equipment                        (152)          (35)
 Mortgage loans on real estate                              214        (1,526)
 Amount due from security transactions                        0        51,162

     Net Cash (Used in)
       Investing Activities                             (24,999)     (215,376)

FINANCING ACTIVITIES:
 Proceeds from Dollar Repurchase Agreements           1,644,739     1,207,647
 Repayment of Dollar Repurchase Agreements           (1,618,662)   (1,024,488)
 Increase (decrease) in policyholders'
    account balances                                    (19,671)       12,452
 Repurchase of common stock                              (6,238)       (1,667)
 Deposits on policies to be issued                         (439)          (77)
 Dividends paid to shareholders                          (2,327)       (1,514)

     Net Cash Provided by (Used in)
       Financing Activities                              (2,598)      192,353

Decrease in Cash and Cash Equivalents                      (758)          (88)

Cash and Cash Equivalents at Beginning of Year           (1,874)         (772)

Cash and Cash Equivalents at End of Period          $    (2,632)  $      (860)

Supplemental Cash Flow Disclosure:

 Income Taxes Paid                                  $    17,073   $     1,357

 Interest Paid                                      $     2,375   $     2,375


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

     B.  Basis of Presentation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1995.

     C.  Investments

     Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs of approximately $4.2 million and $15.6 million, and deferred Federal income taxes of approximately $12.7 million and $32.2 million at September 30, 1996 and December 31, 1995, respectively, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

     "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in venture capital, acquisitions of private growth companies, debt restructuring and merchant banking. Limited partnership interests usually are not registered and typically are illiquid. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of September 30, 1996 and December 31, 1995. As of September 30, 1996, the Company was committed to contribute, if called upon, an aggregate of approximately $67.4 million of additional capital to certain of these limited partnerships.

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

2.  INVESTMENTS

     Investments in U.S. Government & Government Agencies with an aggregate carrying value of $506,107,000 represent investments owned in any one issuer that aggregate 10% or more of Shareholders' Equity as of September 30, 1996.

     Securities with a carrying value of approximately $5.2 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3.  NOTES PAYABLE

     Notes payable at September 30, 1996 and December 31, 1995 consist of $50 million, 9 1/2% Senior Notes ("Senior Notes") due December 15, 2000. Interest is payable June 15 and December 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of September 30, 1996, such unamortized costs were $1.2 million. There are no principal payments required for the senior notes over the next three years and the total principal is due on December 15, 2000. The senior notes are callable after December 14, 1998.

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

     The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the nine months ended September 30, 1996 reflect the reduction in the deferred tax asset as of September 30, 1996. The Company's effective tax rates for the nine months ended September 30, 1996 and 1995 were 32.5% and 14.8%, respectively. As a result of the finalization of the Company's 1994 federal income tax return, during the second quarter of 1995 the federal income tax recoverable was increased by $3.1 million which reduced income tax expense by a similar amount.

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

     Results of Operations

     Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995.

     Revenues

     Annuity Considerations and Life Insurance Premiums

     Total annuity considerations and life insurance premiums increased to approximately $7.8 million for the nine months ended September 30, 1996 from approximately $5.8 million for the nine months ended September 30, 1995, an increase of approximately 35.2%. Of this amount, annuity considerations increased to approximately $5.7 million for the nine months ended September 30, 1996 from approximately $3.1 million for the nine months ended September 30, 1995, an increase of approximately 84.9%. In accordance with generally accepted accounting principles, sales of single premium deferred annuities and universal life products are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium deferred annuities were approximately $60.6 million for the nine months ended September 30, 1996 compared to $65.5 million for the nine months ended September 30, 1995. Sales of single premium deferred annuities were $86.9 million in fiscal 1995.

     Policy Fee Income

     Universal life and investment type policy fee income was approximately $1.5 million for the nine months ended September 30, 1996, as compared to approximately $1.4 million for the nine months ended September 30, 1995, an increase of approximately 2.6%. Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

     Net Investment Income

     Net investment income totaled approximately $136.9 million for the nine months ended September 30, 1996, as compared to approximately $127.1 million for the nine months ended September 30, 1995. This represents an increase of approximately 7.7%. Investment income from "other invested assets" totaled approximately $23.7 million during the nine months ended September 30, 1996, as compared to approximately $19.2 million during the nine months ended September 30, 1995. The Company's ratio of net investment income to average cash and invested assets less net investment income for the nine months ended September 30, 1996 was 9.0% and for the nine months ended September 30, 1995 was 8.9%, respectively.

     Realized Investment Gains and Losses

     Realized investment gains amounted to approximately $17.2 million during the nine months ended September 30, 1996, as compared to approximately $11.4 million of gains during the nine months ended September 30, 1995. Realized investment gains for the nine months ended September 30, 1996 and 1995 were partially offset by realized investment losses of approximately $0.9 million and $5.0 million, respectively, attributable to sales and writedowns of certain securities contained in the Company's portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

     Total Benefits and Expenses

     Total benefits and expenses for the nine months ended September 30, 1996 aggregated approximately $108.3 million, as compared to approximately $106.5 million for the nine months ended September 30, 1995, an increase of approximately 1.7%. The reasons for this increase are discussed under the respective components below.

     Interest Credited and Benefits to Policyholders

     Interest credited and other benefits to policyholders aggregated approximately $87.7 million for the nine months ended September 30, 1996, as compared to approximately $91.0 million for the nine months ended September 30, 1995. This represents a decrease of approximately 3.6%. As a result of the interest rate environment during the second quarter of 1996, the Insurance Company increased its credited rate of interest on its newly issued deferred annuity products and increased rates overall on its other interest-sensitive products. During the third quarter of 1996 these rates remained unchanged. In addition, the renewal rates on existing policies were decreased on their respective renewal dates.

     The Insurance Company's average credited rate for reserves and account balances for the nine months ended September 30, 1996 and 1995 was less than the Company's ratio of net investment income to mean invested assets for the same periods as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

     Interest Expense on Notes Payable

     The interest expense on the Company's notes payable was approximately $3.8 million for the nine months ended September 30, 1996, as compared to approximately $3.8 million for the nine months ended September 30, 1995.

     General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents aggregated approximately $11.4 million for the nine months ended September 30, 1996, as compared to approximately $10.6 million for the nine months ended September 30, 1995, an increase of approximately 7.7%. This increase is primarily attributable to higher professional fees associated with the potential acquisition of Fidelity.

     Deferred Policy Acquisition Costs

     The change in the net Deferred Policy Acquisition Costs for the nine months ended September 30, 1996 resulted in a charge of approximately $2.2 million, as compared to a charge of approximately $0.8 million for the nine months ended
September 30, 1995.

     Income Before Income Taxes

     For the reasons discussed above, income before income taxes amounted to approximately $57.5 million for the nine months ended
September 30, 1996, as compared to approximately $40.6 million for the nine months ended September 30, 1995.

     Income Taxes

     Income tax expense was $18.7 million for the nine months ended September 30, 1996 as compared to approximately $6.0 million for the nine months ended September 30, 1995. The increase is primarily attributable to higher income from operations and realized capital gains for the nine months ended September 30, 1996. In addition, as a result of the finalization of the Company's 1994 federal income tax return, during the second quarter of 1995 the federal income tax recoverable was increased by $3.1 million which reduced income tax expense by a similar amount.

     Net Income

     For the reasons discussed above, the Company had net income of approximately $38.8 million during the nine months ended September 30, 1996, as compared to net income of approximately $34.6 million during the nine months ended September 30, 1995.

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

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York State law. New York State law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first nine months of 1996, the Insurance Company paid dividends to the Company of $15 million. During the fiscal year 1995, the Insurance Company paid dividends of $5 million to the Company.

     Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies (including withdrawals and surrender payments), operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $26.8 million and $22.9 million during the nine months ended September 30, 1996 and 1995, respectively. Net cash provided by (used in) the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(25.0) million and $(215.4) million during the nine months ended September 30, 1996 and 1995, respectively.

     For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company also are considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $(2.6) million and $192.4 million during the nine months ended September 30, 1996 and 1995, respectively. This fluctuation primarily is attributable to the net change in dollar roll repurchase agreements, lower policyholder account balances and an increase in repurchasing of the Company's common stock during the nine months ended September 30, 1996.

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

     To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 9.2% and 8.2% as of September 30, 1996 and December 31, 1995, respectively). The weighted average duration of the Company's investment portfolio was approximately seven years as of September 30, 1996. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss. Equity securities, which include common stocks and non-redeemable preferred stocks, are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

     The Company maintains a portfolio which includes below investment grade debt securities which were purchased to achieve a more favorable investment yield all of which are classified as available for sale and reported at fair value. As of September 30, 1996 and December 31, 1995, the carrying value of these securities was approximately $123.4 million and $159.6 million, respectively, (representing approximately 5.3% and 6.8%, respectively, of the Company's total assets and 31.4% and 39.8%, respectively, of shareholder's equity).

     The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of September 30, 1996 and December 31, 1995, approximately 5.7% and 7.4%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

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

     As of September 30, 1996, approximately 7.8% of the Company's total invested assets were invested in limited partnerships. Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. Investments in limited partnerships are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $67.4 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. The Company may make selective investments in additional limited partnerships as opportunities arise. Interests held by the Company in limited partnerships usually are not registered with the Securities and Exchange Commission and typically are illiquid. In addition, there can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

     As previously discussed, during the first three quarters of fiscal 1996 and in fiscal 1995, the Company participated in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $186.5 million and $160.4 at September 30, 1996 and December 31, 1995, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

     Effects of Inflation and Interest Rate Changes

     Management does not believe that inflation has had a material adverse effect on the Company's consolidated results of operations. The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline, the Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates, and vice versa. Management is aware that prevailing market interest rates frequently shift and, accordingly, the Company has adopted strategies which are designed to address either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company's average cost of funds would be expected to increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. Concurrently, the Company would attempt to place new funds in investments which were matched in duration to, and higher yielding than, the liabilities assumed. Management believes that liquidity necessary to fund withdrawals would be available through income, cash flow, the Company's cash reserves or from the sale of short-term investments. In a declining interest rate environment, the Company's cost of funds would be expected to decrease over time, reflecting lower interest crediting rates on its fixed annuities.
Should increased liquidity be required for withdrawals, management believes that since all of the Company's investments are designated as available for sale in the Company's consolidated balance sheet that they could be sold without materially adverse consequences in light of the general strengthening which would be expected in the fixed maturity security market.

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


                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 12, 1996, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

          None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

          a)  Exhibits

               None

          b)  Reports on Form 8-K

               None


                     PRESIDENTIAL LIFE CORPORATION
                          SEPTEMBER 30, 1996



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Presidential Life Corporation
                                              (Registrant)


Date:     November 12, 1996             /s/ Herbert Kurz
                                        Herbert Kurz, President and
                                        Duly Authorized Officer of the
                                        Registrant


Date:     November 12, 1996             /s/ Michael V. Oporto
                                        Michael V. Oporto, Principal
                                        Accounting Officer of the Registrant