Form 10-K405
period 1996-12-31
PRESIDENTIAL LIFE CORP
filed 1997-03-24
CIK 80124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K405

     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 18, 1997 was approximately $490,410,597 based upon the average bid and asked prices of such stock on that date.

The number of shares outstanding of the Registrant's common stock as of March 18, 1997 was 32,830,835.

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the definitive proxy statement to be used in connection with the registrant's 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K405. Other documents incorporated by reference into this Form 10-K405 are listed in the Exhibit Index.


                                PART I

Item 1.  Business

General

     Presidential Life Corporation (the "Company") is an insurance holding company that, through its wholly-owned subsidiary Presidential Life Insurance Company (the "Insurance Company"), operates principally in a single business segment with two primary lines of business--individual annuities and individual life insurance. Unless the context otherwise requires, the "Company" shall be deemed to include Presidential Life Corporation and its subsidiaries. The Company was founded in 1969 and, through the Insurance Company, is licensed to market its products in 48 states and the District of Columbia. Approximately 78.3% of the Company's fiscal 1996 annuity and life insurance products were sold to individuals residing in the State of New York.

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

     The Company's deferred annuity products are designed to encourage persistency (see "Pricing" below for a definition of the term "persistency") by incorporating surrender charges that exceed the cost of issuing the annuity. An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years without incurring significant penalties in the form of surrender charges. Notwithstanding the foregoing, approximately 64.2% of the Company's deferred annuity contracts in force (measured by reserves) as of December 31, 1996 are surrenderable without charge.


     The following table presents annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 1996, in each case, as determined in accordance with GAAP.

                                    ANNUITIES IN FORCE

                                   Year Ended December 31,
                      1996       1995       1994         1993        1992
                                     (Dollars in thousands)


Single premium
immediate
structured
settlement
annuities         $  164,214  $  163,384  $  159,508  $  156,339  $  153,271

Single premium
immediate
annuities            263,974     262,449     277,463     303,503     327,796

Total
immediate
annuities            428,188     425,833     436,971     459,842     481,067

Single premium
deferred
annuities            810,636     808,292     787,290     807,562     845,577

Flexible premium
annuities            182,505     196,406     195,144     198,162     197,196

Group terminal
funding
annuities            103,941     104,046     103,232     103,338     101,999

Total
annuities         $1,525,270  $1,534,577  $1,522,637  $1,568,904  $1,625,839



                            For the fiscal year ended December 31,

                          1996       1995        1994       1993       1992


Ratio of
annualized
voluntary
terminations
(surrenders
and lapses)
to mean
insurance
in force                  15.3%       16.5%       19.7%      20.6%      25.2%

At end of year:
Number of life
insurance policies
in force                 19,069      19,650      20,359     21,627     23,217

Number of annuity
contracts in
force                    45,717      50,694      53,378     57,628     60,796

Average size of
life insurance
policy in force         $45,352     $47,518     $49,347    $52,038    $55,600

Average size of
annuity contract
in force                $33,363     $30,271     $28,526    $27,225    $26,743



     Annuity Considerations and Premiums - The following table sets forth certain information with respect to the Insurance Company's annuity considerations and premium revenues for each of the five fiscal years ended December 31, 1996, as determined in accordance with statutory accounting principles. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances on the Company's consolidated balance sheet.


        Distribution of Products - By Gross Premiums and Other Considerations

                         For the fiscal year ended December 31,

                      1996        1995        1994        1993      1992
                                   (dollars in thousands)


Annuity
Considerations      $102,343    $ 97,313    $ 44,574    $ 44,172   $ 22,164

Whole Life and
Term Life              8,254       8,200       8,363       9,260      9,828

Universal Life         3,152       3,581       4,320       3,449      2,795

Total Premiums and
Considerations      $113,749    $109,094    $ 57,257    $ 56,881   $ 34,787



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

     Insurance Policies in Force - The following table provides a reconciliation of beginning and ending universal, whole and term life insurance policies, in force, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 1996.


                                 LIFE INSURANCE IN FORCE

                      1996         1995         1994        1993       1992
                                     (dollars in thousands)


In force
beginning
of year
  Universal         $393,002   $  392,774   $  398,720  $  417,198  $  472,055
  Whole<F1>          351,479      425,950      525,517     652,437     834,357
  Term               189,254      185,934      201,194     221,208     240,285

    Total            933,735    1,004,658    1,125,431   1,290,843   1,546,697

Sales and
additions:
  Universal           16,526       20,490       23,447      16,627      15,775
  Whole<F1>           44,785       54,089       62,414      63,356      69,172
  Term                19,295       29,404       17,753      16,073      34,334

    Total             80,606      103,983      103,614      96,056     119,281

Terminations:
  Death                7,047       10,329        5,639       6,322       7,879
  Surrenders and
    conversions       16,768       13,009       16,554      25,272      60,346
  Lapses             121,761      147,134      195,309     223,935     298,181
  Other                3,956        4,434        6,885       5,939       8,729

    Total            149,532      174,906      224,387     261,468     375,135

In force end
of year:
  Universal          384,008      393,002      392,774     398,720     417,198
  Whole<F1>          304,740      351,479      425,950     525,517     652,437
  Term               176,061      189,254      185,934     201,194     221,208

    Total           $864,809     $933,735   $1,004,658  $1,125,431  $1,290,843

The amounts
in force
at end of
year are
before
reinsurance
ceded in the
following
amounts

    Total           $517,484     $573,324   $  626,152  $  716,527  $  845,978

Total
insurance in
force at
end of year
net of
reinsurance         $347,325     $360,411   $  378,506  $  408,904  $  444,865
____________________

<F1> Includes graded benefit life insurance products.

Marketing and Distribution

     The Company, through the Insurance Company, is licensed to market its products in 48 states and in the District of Columbia. The Company sells its individual annuity and life insurance products through approximately 400 independent general agents (approximately 230 of which are located in the State of New York), who are independent contractors. These independent general agents market the Company's products through approximately 8,670 licensed insurance agents or brokers, most of whom also write products similar to those sold by the Company for other companies. Management believes that the Company offers competitive commission rates and seeks to provide innovative products and quality service to its independent general agents. Compensation of agents is strictly regulated by the New York State Department of Insurance (the "NYSDI").

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

     Since the Company utilizes independent general agents to market its products, it is not dependent on any one agent or agency for any substantial amount of its business. No one agent or agency accounted for more than 6.0% of the Company's combined individual life insurance policies and annuity contracts sold during fiscal 1996. On the other hand, the independent agents are not captive to the Company, and most write products similar to those sold by the Company for other companies. This can result in significant sales declines if for any reason the Company is relatively less competitive or if there is cause for general concern.

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

     The Company's top ten general agents accounted for approximately
42% and 35.9% of the Company's individual life insurance policies and annuity contracts sold, (measured by the number of policies or contracts sold, as the case may be),respectively during fiscal 1996.
No single agent accounted for more than 3.3% or 1.9%, respectively, of such business during fiscal 1996 and no general agency accounted for more than 15.3% or 8.5% of such business, respectively, during the same period. Until his death in December of 1995, the president and principal owner of the general agency that accounted for approximately 0% and 10.2% of such business during fiscal 1995 (i.e., Pensions for Business, Inc. ("Pensions for Business")) was a director of the Company. The loss of any single sales source would not have a material adverse effect on the Company, but the loss of several could cause a decline in sales until they are replaced by the appointment of other general agents. The Company's agency department actively recruits new general agents on a continuous basis.

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

     To the extent that an applicant does not meet the Company's underwriting standards for issuance of a policy at the standard risk classifications, the Company may offer to issue a classified, sub-standard or impaired risk policy for a risk adjusted premium amount rather than declining the application. The amount of the Company's impaired risk insurance in force in proportion to the total amount of the Company's individual life insurance in force was approximately 4.0% at December 31, 1996.

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

     The reserves reflected in the Company's consolidated financial statements are based upon the Company's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all non-interest-sensitive products. For all interest-sensitive products the policy account value is equal to the accumulation of gross premiums plus interest credited less mortality and expense charges and withdrawals. In determining reserves for its insurance and annuity products, the Company performs periodic studies to compare current experience for mortality, interest and lapse rates with expected experience in the reserve assumptions. Differences are reflected currently in earnings for each period. The Company historically has not experienced significant adverse deviations from its assumptions.

Claims Paying and Other Ratings

     During 1996, the Insurance Company's rating was reaffirmed at "A- (Excellent)" by A.M. Best. Publications of A.M. Best indicate that the "A-" rating is assigned to those companies that, in A.M. Best's opinion, have achieved excellent overall performance when compared to the norms of the insurance industry and that generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations over a long period of time.

     In evaluating a company's statutory financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competency of its management.

     A.M. Best's rating is based on factors which primarily are relevant to policyholders, agents and intermediaries and is not directed towards the protection of investors, nor is it intended to allow investors to rely on such a rating in evaluating the financial condition of the Insurance Company. Moody's Investor Services rates the Insurance Company's insurance financial strength as Baa3. The Company's Senior Notes, due December 15, 2000 (the "Senior Notes"), are rated BBB- by Standard & Poor's Corporation ("Standard & Poor's") and Ba2 by Moody's Investor Services.

Policy Claims

     Claims are received and reviewed by claims examiners at the Company's home office. The initial review of claims includes verification that coverage is in force and that the claim is not subject to an exclusion under the policy. Birth and death certificates are basic requirements. Medical records and investigative reports are ordered for contestable claims.

Reinsurance

     The Company follows the usual industry practice of reinsuring ("ceding") portions of its life insurance risks with other companies, a practice which permits the Company to write policies in amounts larger than the risk it is willing to retain on any one life, and also to continue writing a larger volume of new business. The Company also reinsures a portion of its life insurance business in order to obtain commissions on the insurance ceded and thereby reducing its net commission expense. The maximum amount of individual life insurance normally retained by the Company on any one life is $50,000 per policy and $100,000 per life. The maximum retention with respect to impaired risk policies typically is the same. The Company cedes insurance primarily on an "automatic" basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a "facultative" basis, under which the reinsurer's prior approval is required on each risk reinsured. Reinsurance assumed consists entirely of the Company's participation in Servicemen's Group Life Insurance.

     Use of reinsurance does not discharge an insurer from liability on the insurance ceded. An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurer. No reinsurer of business ceded by the Company has failed to pay any policy claims with respect to such ceded business. At December 31, 1996, of the approximately $1.0 billion of the Company's life insurance in force, the Company had ceded to reinsurers approximately $517.5 million of such insurance in force. The principal reinsuring companies of individual life policies with whom the Company does business at December 31, 1996 (and their corresponding A.M. Best ratings) were Life Reassurance Corporation of America ("A+ (Superior)") and Swiss Re Life Company America ("A (Excellent)").

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

     The Company's investment philosophy generally focuses on purchasing investment grade securities with the intention of holding such securities to maturity. The Company's investment philosophy is focused on the intermediate to longer-term horizon and is not oriented towards trading. However, as market opportunities, liquidity or regulatory considerations may dictate, securities may be sold prior to maturity. As of December 31, 1996, the Company has categorized all fixed maturity securities as available for sale. The Company carries such investments at market value.

     Since fiscal 1991, the Company has reduced its exposure to below investment grade debt securities. The Company's strategic shift toward investment grade securities had the impact of reducing the net investment yield. Nonetheless, management believes that the significant improvement in credit quality of the investment portfolio has reduced capital exposure.

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

     As of December 31, 1996, approximately 27% of the Company's investment portfolio was invested in U.S. government and agency mortgage-backed securities, and other mortgage-backed obligations, most of which are collateralized mortgage obligations ("CMOs") backed by residential mortgages. Most of the Company's CMOs represent beneficial ownership interests in mortgage-backed securities of the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), the Resolution Trust Corporation ("RTC") or other asset backed securities. Mortgage-backed securities are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgages. Notwithstanding the foregoing, because the Company historically has purchased CMOs in the secondary market at prices which typically are below their par or maturity value, the Company's portfolio has not been materially impacted as a result of such prepayments. The Company does not invest in interest only or principal only CMOs.

     As of December 31, 1996, approximately 6.0% of the Company's investment portfolio consisted of bonds acquired in private placements. While these bonds are not usually registered with the Securities and Exchange Commission (the "SEC" or "Commission"), management believes that these bonds are marketable to other institutional investors. Approximately 89.6% of the investments acquired by the Company in private placements have been assigned a National Association Insurance Commissioners ("NAIC") designation corresponding to one of the two highest quality rating categories. NAIC designations corresponding to the entire Investment Portfolio can be found on page 18.

     As of December 31, 1996, approximately 7.6% of the Company's investment portfolio, and approximately 41.6% of its stockholders' equity, consisted of interests in over thirty limited partnerships which are engaged in a variety of investment strategies, principally including merchant banking, real estate and international opportunities. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.

     The limited partnerships that are involved in merchant banking activities generally seek to achieve significant rates of return (including capital gains) through a wide variety of investment strategies, including leveraged acquisitions, bridge financing and other private equity investments in existing businesses.

     The limited partnerships that are involved in real estate activities generally invest in real estate assets, real estate joint ventures and real estate operating companies. These partnerships seek to achieve significant rates of return by targeting investments which provide a strategic or competitive advantage and are priced at levels which the general partner believes to be attractive.

     The limited partnerships that are involved in international investments generally purchase sovereign debt, corporate debt and/or equity in governments or foreign companies that are developing a greater world wide presence. Such limited partnerships are operated by a general partner who has a demonstrated expertise in this area and country. Such investments involve risks related to the particular country including political instability, currency fluctuations, and repatriation restrictions.

     The Company has been investing in limited partnerships for over five years. During this time, the Company has had an opportunity to consider and evaluate a substantial number of limited partnerships and their managers. The Company makes limited partnership investments based on a number of considerations, including the reputation, investment philosophy (particularly with respect to risk), performance history and investment strategy of the manager of the limited partnership. Managers of the limited partnerships in which the Company is invested include, among others, Blackstone Investment Management, Omega Institutional Partners, Goldman Sachs Partners, Trust Company of the West Asset Management, Clayton Dubilier & Rice Partners and DLJ Real Estate Capital.

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

     Pursuant to the terms of certain limited partnership agreements to which the Company is a party, the Company is committed to contribute, if called upon, an aggregate of approximately $61.1 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.

     The book value of the Company's investments in limited partnerships as of December 31, 1996, 1995 and 1994 was approximately $176.1 million, $150.3 million and $142.5 million, respectively. Net investment income, including capital gains, derived from the Company's interests in limited partnership investments aggregated approximately $35.3 million, $25.3 million and $15.9 million in fiscal 1996, 1995 and 1994, respectively.

     Management anticipates that in the future it will continue to make selective investments in limited partnerships as opportunities arise, subject to the approval of the Chief Investment Officer and the Investment Committee and the review and approval by the Board of Directors. Interests held by the Company in limited partnerships usually are not registered with the Commission. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships that it has received during the foregoing periods or that it will achieve any returns on such investments at all. In addition, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of returns on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

     As of December 31, 1996, the Company's investment portfolio also consisted of approximately 2.6% invested in convertible debt securities, approximately 7.1% invested in preferred stock, approximately 0.8% invested in mortgage loans, and approximately 1.8% invested in common stock. The Company's mortgage loans were collateralized by commercial office and retail properties located in New York and Pennsylvania. The Company's only real estate investments are two buildings which are used as the current home office of the Insurance Company and two acres of undeveloped land in Nyack, New York.

     In order to enhance investment income, the Company participates in "dollar roll" repurchase agreement transactions. Such transactions involve the sale of a mortgage-backed security to a holding institution and a simultaneous agreement to purchase a substantially similar security (with the same coupon rate as the security sold) for forward settlement (typically, around 60 days) at a lower dollar price. The proceeds are invested in short-term investment grade commercial paper or loan participations at a positive spread until the settlement date of the similar security. In connection with its "dollar roll" transactions, the Company does not engage in yield maintenance transactions. The purchase and maturity dates of all short-term investments are matched exactly to the sale and purchase dates of the underlying collateral, with a 90-day maximum for any one transaction. During this period, the holding institution receives all income and prepayments for the security. To reduce the risk that a party will default on its obligations under the repurchase agreement, the Company only enters into "dollar roll" transactions with major securities dealers such as Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Merrill Lynch & Co., Salomon Brothers Inc., Smith Barney Shearson Inc., Bear, Stearns & Co. Inc., CS First Boston and Sandler, O'Neill L.P. Additionally, if the counterparty to the "dollar roll" agreement defaults under the terms of such agreement, the Company is not obligated to repurchase the underlying securities to the transaction. Under GAAP, during the period between the sale by the Company of a mortgage-backed security to the institution party to the "dollar roll" transaction and the Company's repurchase of a substantially similar mortgage-backed security from the holding institution, the Company's consolidated balance sheet will reflect both the mortgage-backed security sold to the holding institution and the cash received for such security as assets, and the Company's repurchase obligation as a liability. In fiscal 1996 and 1995, dollar roll transactions generated approximately $1 million and $891 thousand, respectively, of net investment income for the Company. Amounts outstanding to repurchase securities under dollar roll repurchase agreements were approximately $200.9 million and $160.4 million as of December 31, 1996 and December 31, 1995, respectively.


     The following table summarizes the Company's investment portfolio at December 31, 1996.

                         Investment Portfolio

                                         Total Carrying Value<F1>
                                           (dollars in thousands)


Fixed Maturities
     Bonds and Notes:
     U.S. Government, government agencies
          and authorities<F2>                   $  587,830
     Investment grade corporate<F3>                591,777
     Public utilities                              220,954
     Below investment grade corporate               98,483
     Mortgage backed                               158,632
     Preferred stocks                              165,673

          Total Fixed Maturities<F4>             1,823,349

Equity Securities
     Common stock                                   42,059

Other Investments:
     Policy loans                                   18,068
     Mortgage loans                                 18,622
     Other long-term investments<F5>               176,103
     Cash and short-term investments<F6>           240,857

          Total cash and investments            $2,319,058

__________________________

<F1> All securities are classified as available for sale; accordingly total carrying value equals estimated market value. Independent pricing services provide market prices for most publicly-traded securities. Where prices are unavailable from pricing services, prices are obtained from securities dealers. Estimated market value either approximates estimated carrying value or was not readily ascertainable. See
     Note 1(c) to the Notes to the Consolidated Financial Statements for an explanation of the methodology used to value "Other Investments."

<F2> Approximately $444.0 million of such securities represent beneficial ownership interests in mortgage backed securities of FDIC, FHLMC, FNMA, GNMA or the RTC.

<F3> Ratings are based primarily upon those assigned by the NAIC and converted to the generally comparable Moody's Investor Services ("Moodys") rating.

<F4> Includes approximately $112.1 million of convertible debt securities.

<F5> Consist principally of investments in limited partnerships which are carried at cost and adjusted for income and losses, as well as contributions and distributions.

<F6> Includes approximately $200.9 million attributable to "dollar roll"
     repurchase agreements.




     The following table summarizes the Company's investment results for the periods indicated, as determined in accordance with GAAP.

                          INVESTMENT RESULTS

                                   Year Ended December 31,
                      1996        1995        1994        1993        1992
                                      (Dollars in thousands)


Cash and total
invested
assets<F1>         $2,295,582  $2,065,285  $2,008,727  $2,060,270  $2,002,524

Net investment
income<F2>         $  186,180  $  170,780  $  157,251  $  185,190  $  185,328

Effective
yield<F3>               8.83%       9.01%       8.49%       9.88%      10.20%

Net realized
investment
gains<F4>          $   20,020  $   17,216  $    7,259  $    8,805  $    9,210

______________________________

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


     The following table sets forth the composition of the Company's bond portfolio by rating as of December 31, 1996.

                        Bond Portfolio Ratings
                                                        Percent
                                                        of Total
                                     Estimated          Estimated
                                     Market             Market
     Rating<F1>                      Value<F2>          Value<F2>
                                (Dollars in thousands)


 Aaa .........................        $  569,207           34.3%
 Aa  .........................            11,365            0.7
 A   .........................           322,943           19.5
 Baa .........................           634,346           38.3
   Total investment grade<F3>.         1,537,861           92.8
 Ba  .........................            90,724            5.5
 B   .........................            12,092            0.7
 C   .........................            16,999            1.0
   Total non-investment grade.           119,815            7.2
   Total......................        $1,657,676          100.0%
______________________________

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

<F2>  Independent pricing services provide market prices for most publicly-
      traded securities. Where prices are unavailable from pricing services, prices are obtained from securities dealers.

<F3>  Approximately 37.4% of which consist of U.S. government and agency bonds.


     According to Moody's, bonds which are rated "A" possess many favorable investment attributes and are to be considered as upper medium grade obligations. Moody's applies numerical modifiers "1", "2" and "3" in each generic rating classification from Aa to B. Modifier
"1" indicates a bond in the higher end of a generic rating classification.

     The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations," which are used by insurers when preparing their statutory annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. NAIC ratings are assigned annually as of December 31, and rerated periodically. Of the bonds and notes in the Company's investment portfolio, approximately 93.1% were in one of the highest two NAIC Designations at December 31, 1996. The following table sets forth the carrying value and estimated market value of these securities according to NAIC Designations at December 31, 1996.

                                                      Percent
                                                      of Total
NAIC Designations                    Estimated        Estimated
(generally comparable to             Market           Market
Moody's ratings)<F1>                 Value <F2>       Value<F2>
                               (Dollars in thousands)



1  (Aaa, Aa, A) .............          $  924,740        55.8%
2  (Baa) ....................             619,153        37.3
3  (Ba) .....................              85,146         5.1
4  (B) ......................              10,977         0.7
5  (Caa, Ca) ................              17,660         1.1
6  (C) ......................                   0         0.0
                                       $1,657,676       100.0%
__________________________

<F1> Comparison between NAIC Designations and Moody's rating is as published by the NAIC. NAIC class 1 is considered equivalent to an A or higher rating by Moody's; class 2, Baa; class 3, Ba; class 4, B; class 5, Caa and Ca; and class 6, C. All securities are classified as available for sale; accordingly total carrying value equals estimated market value.

<F2> Independent pricing services provide market prices for most publicly-
     traded securities. Where prices are unavailable from pricing services, prices are obtained from securities dealers.

     The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSDI. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting. As of December 31, 1996, approximately 5.4% of the Insurance Company's total admitted assets were invested in below investment grade debt securities. In addition, as of that date, no bond holdings in the Company's investment portfolio were in default. For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Also see "Note 2 to the Notes to Consolidated Financial Statements" for certain other information concerning the Company's investment portfolio.


     The following table sets forth the scheduled maturities for the Company's investments in bonds and notes as of December 31, 1996.

                         Scheduled Maturities
                                                       Percent
                                                       of Total
                                         Estimated     Estimated
                                         Market        Market
     Maturity<F1>                        Value<F2>     Value<F2>
                                 (Dollars in thousands)


Due in one year or less                  $   10,716       0.6%
Due after one year through five years       107,534       6.5
Due after five years through 10 years       152,941       9.2
Due after 10 years through 20 years       1,227,853      74.1
     Total                                1,499,044      90.4
Mortgage-backed bonds                       158,632       9.6
     Total bonds and notes               $1,657,676     100.0%

_________________________

<F1> This table is based upon stated maturity dates and does not reflect the effect of prepayments, which would shorten the average life of these securities. All securities are classified as available for sale; accordingly total carrying value equals estimated market value.

<F2> Independent pricing services provide market prices for most publicly-
     traded securities. Where prices are unavailable from pricing services, prices are obtained from securities dealers.

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

     A new NAIC model law and regulation, which has already been adopted by various states, expands the annual analysis of reserve sufficiency to include all life and health insurance reserves in addition to interest sensitive single premium life and annuity reserves. The Insurance Company provided an opinion, without qualification, to the state regulators in those states which have adopted the NAIC model law. Adoption of requirements for this expanded reserve sufficiency analysis is under consideration in New York.

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

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York law. New York law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The NYSDI has established informal guidelines for the Superintendent's determinations which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During fiscal 1996, 1995 and 1994, the Insurance Company paid dividends of $15 million, $5 million and $12 million, respectively, to the Company.

     The payment of dividends by the Company to its shareholders are further restricted by the indentures underlying the Company's
$50,000,000 aggregate principal amount of 9 1/2% Senior Notes (the "Senior Notes"). See "Note 3 of the Notes to Consolidated Financial Statements."

     In the past, the NAIC proposed the NAIC Model Act which limits dividends that may be paid in any calendar year without regulatory approval to the lesser of (1) 10% of the insurer's statutory surplus at the prior year-end or (2) 100% of the statutory net gain from operations of the insurer (not including realized capital gains) for the prior calendar year. The NAIC has determined that it will not grant accreditation to any state insurance regulatory authority in a state that has not enacted statutes "substantially similar" to the NAIC Model Act regulating the payment of dividends by insurers. The New York statutes applicable to the Insurance Company do not conform to the NAIC Model Act and the legislature of New York may consider legislation to bring New York laws into substantial compliance with the NAIC Model Act.

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

NAIC-IRIS Ratios

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 industry ratios and specifies "normal ranges" for each ratio. The IRIS ratios were designed to advise state insurance regulators of significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. These changes need not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," such state regulators may, but are not obligated to, inquire of the company regarding the nature of the company's business to determine the reasons for the ratios being outside the "normal range." No regulatory significance results from being out of the normal range on fewer than four of the ratios. The Company anticipates that it may from time to time fall outside the "normal range" on some of these ratios. For the year ended December 31, 1996, the Company was within the normal range for all of the ratios. If four or more of the Company's ratios fall outside the "normal range," the Company is likely to experience regulatory inquiry and a higher level of scrutiny.

Risk-Based Capital

     Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula. The standards require the computation of a risk-based capital amount which then is compared to a company's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from regulatory control of the insurance company to a requirement for the insurance company to submit a plan to improve its capital. At December 31, 1996, the Insurance Company's total adjusted capital was $341.1 million and the authorized control level risk based capital was $61.4 million.

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

     The Company was informed on January 10, 1996 by the Pennsylvania Insurance Commissioner that in response to the significant improvement in the invested assets of Fidelity, she has reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity.

     The Company disagreed with the Insurance Commissioner's actions and commenced litigation. Subsequently, the Company and the Insurance Commissioner have agreed to settle this litigation.

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

Item 3.  Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 18, 1997, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted by the Company to its shareholders for vote during the fiscal quarter ended December 31, 1996.


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

                                                  Cash Dividends
                           High         Low       Declared Per Share


Fiscal 1995
  First Quarter            $ 6 5/8       $5
  Second Quarter             8 3/4        5 3/4         $.045
  Third Quarter              9 3/8        7 7/8
  Fourth Quarter            10 3/8        8 5/8          .06

Fiscal 1996
  First Quarter             10            8 5/8
  Second Quarter            10 3/8        9 5/16        $.07
  Third Quarter             11            9 7/16
  Fourth Quarter            12 1/2       10 7/8          .08

Fiscal 1997
  First Quarter
  (through March 18,
  1997)                     16 3/8       12              .05


     The Company regularly has paid semi-annual cash dividends since 1980. During the first quarter of 1997, the Company declared a quarterly cash dividend of $.05 per share payable April 2, 1997. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, financial condition, and dividends from the Insurance Company. Any determination to pay dividends would be at the discretion of the Company's Board of Directors and is subject to regulatory and contractual restrictions as described in "Part I -- Business -- Insurance Regulation" and Part II -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." At March 18, 1997, there were approximately 1,015 holders of record of the Company's common stock.

Item 6.  Selected Financial Data

     Selected consolidated financial data for the Company are presented below for each of the five years in the period ended December 31, 1996. This data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.


Income Statement Data:
                                     Year Ended December 31,
                         1996      1995       1994       1993         1992
                              (in thousands, except per share data)


Total Revenue         $  223,674  $  199,864  $  174,074  $  206,359  $  209,008

 Benefits                124,260     123,923     119,731     126,740     140,971
 Interest Expense
   on Notes payable        5,049       5,045       5,266       6,522       7,212
 Selling, General
   and Administrative
   Expenses               18,008      14,506      11,858      15,890      21,831
Total Benefits and
  Expenses               147,317     143,474     136,855     149,152     170,014

Provision (benefit)
for Income Taxes          21,836       7,332      (2,693)     13,228<F1>  15,027

Net Income (Loss)     $   54,521  $   49,058  $   39,912  $   46,825  $   23,967

Income (Loss)
  Per Share           $     1.64  $     1.46  $     1.18  $     1.53<F1> $   .84

Dividends Per Share   $      .15  $     .105  $      .09  $      .09     $   .09


Balance Sheet Data:
                                            At December 31,
                          1996       1995        1994        1993        1992
                                         (in thousands)

Assets                $2,406,925  $2,356,760  $2,026,044  $2,265,218  $2,049,814
Total Capitalization
  Notes Payable       $   50,000  $   50,000  $   50,000  $   50,000  $   49,800
  Shareholders'
    Equity               423,063     401,060     255,953     264,447     176,070

Total                 $  473,063  $  451,060  $  305,953  $  314,447  $  225,870

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

     Results of Operations

     Comparison of Fiscal Year 1996 to Fiscal Year 1995 and Fiscal Year 1995 to Fiscal Year 1994.

     Revenues

     Annuity Considerations and Life Insurance Premiums

     Total annuity considerations and life insurance premiums increased to approximately $12.7 million in fiscal 1996 from approximately $8.2 million in fiscal 1995, an increase of approximately 55.2%. Of this amount, annuity considerations increased to approximately $8.5 million in fiscal 1996 from approximately $3.8 million in fiscal 1995, an increase of approximately $4.7 million. In accordance with generally accepted accounting principles, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium deferred annuities were approximately $94.4 million and $86.9 million in fiscal 1996 and 1995, respectively.

     Total annuity considerations and life insurance premiums increased to approximately $8.2 million in fiscal 1995 from approximately $5.8 million in fiscal 1994, an increase of approximately 40.7%. Of this amount, annuity considerations increased to approximately $3.8 million in fiscal 1995 from approximately $1.6 million in fiscal 1994, an increase of approximately $2.2 million.

     Policy Fee Income

     Universal life and investment type policy fee income was approximately $2.09 million in fiscal 1996, as compared to approximately $1.93 million in fiscal 1995 and approximately $1.91 million in fiscal 1994. This represents approximately an 8.1% increase comparing fiscal 1996 to fiscal 1995 and approximately a 1.2% increase comparing fiscal 1995 to fiscal 1994. The increase in fiscal 1996 was primarily attributable to the higher level of surrender charges incurred by annuitants in connection with surrenders of their annuity contracts during fiscal 1996. Surrenders of annuity products represented approximately $124.5 million, $99.8 million, and $98.9 million in account balances during fiscal 1996, 1995 and 1994, respectively.

     Net Investment Income

     Net investment income totaled approximately $186.2 million in fiscal 1996, as compared to approximately $170.8 million in fiscal 1995 and approximately $157.3 million in fiscal 1994. This represents approximately a 9.0% increase comparing fiscal 1996 to fiscal 1995 and approximately a 8.6% increase comparing fiscal 1995 to fiscal 1994. Investment income from "other invested assets" totaled approximately $35.3 million in fiscal 1996, $32.5 million in fiscal 1995 and $25.1 million in fiscal 1994. In fiscal 1996 and 1995, the Insurance Company participated in "dollar roll" transactions (i.e., the sale of a mortgage-backed security and a simultaneous agreement to purchase a similar security at a later date at a lower price) to enhance investment income. The proceeds from the sale are invested in short-term securities at a positive spread until the settlement date of the similar security. During this period, the holding institution receives all income and prepayments for the security. The Company's ratio of net investment income to average cash and invested assets less net investment income for the years ended December 31, 1996, 1995 and 1994 was approximately 8.83%, 9.01% and 8.49%, respectively. For additional information, please refer to "Note 2 of the Notes to Consolidated Financial Statements."

     Realized Investment Gains and Losses

     Realized investment gains amounted to approximately $20.0 million in fiscal 1996, as compared to approximately $17.2 million of gains in fiscal 1995 and gains of approximately $7.3 million in fiscal 1994. Realized investment gains for the years ended December 31, 1996 and 1995 were partially offset by realized investment losses of approximately $1.9 million and $6.0 million, respectively, attributable to writedowns of certain securities contained in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

     Total Benefits and Expenses

     Total benefits and expenses for fiscal 1996 aggregated approximately $147.3 million, as compared to approximately $143.5 million for fiscal 1995 and approximately $136.9 million for fiscal 1994. This represents an increase of approximately 2.7% comparing fiscal 1996 to fiscal 1995 and an increase of approximately 4.8% comparing fiscal 1995 to fiscal 1994. The reasons for these changes will be discussed under the respective components below.

     Interest Credited and Benefits to Policyholders

     Interest credited and benefits to policyholders amounted to approximately $124.3 million in fiscal 1996 as compared to approximately $123.9 million in fiscal 1995 and approximately $119.7 million in fiscal 1994. This represents an increase of approximately 0.3% comparing fiscal 1996 to fiscal 1995 and approximately a 3.5% increase comparing fiscal 1995 to fiscal 1994. The increase in fiscal 1995 principally is attributable to a higher average credited rate and a higher level of policyholder account balances.

     The Insurance Company's average credited rates for reserves and account balances for the 12 months ended December 31, 1996, 1995 and 1994 were less than the Company's ratio of net investment income to mean assets for the same periods as noted above under "Net Investment Income." Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, adjust the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

     Interest Expense on Notes Payable

     The interest expense on the Company's notes payable amounted to approximately $5.0 million in fiscal 1996, approximately $5.0 million in fiscal 1995 and approximately $5.3 million in fiscal 1994. The decrease in interest expense in fiscal 1995 is directly attributable to the Company repurchasing subordinated notes which were payable in January 1994.

     General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents totaled approximately $17.2 million in fiscal 1996 as compared to approximately $15.0 million in fiscal 1995 and approximately $10.0 million in fiscal 1994. This represents approximately a 14.7% increase comparing fiscal 1996 to fiscal 1995 and approximately a 49.6% increase comparing fiscal 1995 to fiscal 1994. The increase in fiscal 1996 compared to fiscal 1995 is primarily attributable to higher professional fees related to the potential acquisition of Fidelity. The increase in fiscal 1995 compared to fiscal 1994 is primarily attributable to an increase in (i) commissions and related expenses as a result of an increase in sales of single premium deferred annuities and (ii) data processing related expenses as a result of upgrading certain computer systems.

     Deferred Policy Acquisition Costs

     The change in the net DAC for fiscal 1996 resulted in a charge of approximately $850 thousand, as compared to a credit of approximately $460 thousand in fiscal 1995 and a charge of approximately $1.9 million in fiscal 1994.

     Income Before Income Taxes

     For the reasons discussed above, income before income taxes amounted to approximately $76.4 million in fiscal 1996, as compared to approximately $56.4 million in fiscal 1995 and approximately $37.2 million in fiscal 1994.

     Income Taxes

     Income tax expense (benefit) was approximately $21.8 million for fiscal 1996, as compared to approximately $7.3 million in fiscal 1995 and approximately $(2.7) million in fiscal 1994. The increase in income taxes in fiscal 1996 is primarily attributable to higher income from operations and realized capital gains during fiscal 1996. In addition, as a result of the finalization of the Company's 1994 federal income tax return, the federal income tax recoverable from operations and capital loss carryback recorded at December 31, 1994 was increased in fiscal 1995 by $3.1 million which reduced income tax expense by a similar amount.

     Net Income

     For the reasons discussed above, the Company had net income of approximately $54.5 million in fiscal 1996, net income of approximately $49.1 million in fiscal 1995 and net income of approximately $39.9 million in fiscal 1994.

Liquidity and Capital Resources

     The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on the Company's investments and rent from its real estate. During the second quarter of 1996, the Company's Board of Directors increased the semi-annual dividend rate to $.07 per share and authorized a buy-back program of up to 1,000,000 shares of its stock, from time to time. In the fourth quarter of 1996, the Company's Board of Directors increased the semi-annual dividend rate to $.08 per share. During 1996, the Company purchased and retired 724,000 shares of common stock.

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance
Company is subject to restrictions on the payment of dividends under New
York law. New York law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The NYSDI has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During fiscal 1996, 1995, and 1994, the Insurance Company paid dividends of $15 million, $5 million and $12 million, respectively, to the Company.

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

     Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $43.9 million, $30.2 million and $16.5 million in fiscal 1996, 1995 and 1994, respectively. Net cash (used in) provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately ($63.7) million, $(162.7) million and $169.8 million in fiscal 1996, 1995 and 1994, respectively.

     For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to "dollar roll" repurchase transactions, and to sales and surrenders of the Company's annuity and universal life insurance products. The payment of dividends by the Company to its stockholders also is considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $22.4 million, $131.4 million and $(207.3) million in fiscal 1996, 1995 and 1994, respectively. These fluctuations primarily are attributable to the net change in "dollar roll" repurchase transactions, lower policyholders' account balances, an increase in repurchasing of the Company's common stock and higher shareholder dividends.

     The Company currently has one bank line of credit for $5 million.

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

     Capital expenditures during fiscal 1996 were approximately
$152,000. As of December 31, 1996, the Company had no outstanding commitments for significant capital expenditures.

     To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 9.97%, 8.2% and 6.4% as of December 31,
1996, 1995 and 1994, respectively). The weighted average duration of the Company's investment portfolio was approximately seven years as of December 31, 1996. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. These investments are carried at estimated market value, and unrealized gains (losses), net of federal income taxes and deferred policy acquisition costs, if any, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged or credited directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event the Company recognizes a loss.

     The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSDI. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of December 31, 1996 and 1995, approximately 5.4% and 7.4%, respectively of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

     The Company maintains a portfolio which includes below investment grade securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at estimated market value. As of December 31, 1996 and 1995, the carrying value of these securities was approximately $119.8 million and $159.6 million, respectively (representing approximately 5.0% and 6.8%, respectively of the Company's total assets and 28.3% and 39.8%, respectively of shareholders' equity).

     Investments in below investment grade debt securities have different risks than investments in corporate debt securities rated investment grade. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade debt securities than with respect to other corporate debt securities because below investment grade debt securities generally are unsecured and often are subordinated to other creditors of the issuer. Also, issuers of below investment grade debt securities usually have high levels of indebtedness and often are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Typically, there is only a thinly traded market for such securities and recent market quotations may not be available for some of these securities. Market quotes generally are available only from a limited number of dealers and may not represent firm bids of such dealers or prices for actual sales. The Company attempts to reduce the overall risk in its below investment grade portfolio, as in all of its investments, through careful credit analysis, investment policy limitations, and diversification by company and by industry. Below investment grade debt investments, as well as other investments, are being monitored on an ongoing basis.

     In certain situations, the terms of some fixed maturity assets are restructured or modified. Restructured fixed maturities amounted to $8.6 million at December 31, 1996.

     As of December 31, 1996, approximately 7.6% of the Company's total invested assets were invested in limited partnerships. Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Insurance Company's invested assets. Investments in limited partnerships are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $61.1 million of additional capital to certain of these limited partnerships. However, management does not expect this entire amount to be called because certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. The Company may make selective investments in additional limited partnerships as opportunities arise. Interests held by the Company in limited partnerships usually are not registered with the Commission and typically are illiquid. In addition, there can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

     As previously discussed, in fiscal 1996 and 1995 the Company participated in "dollar roll" repurchase agreement transactions.
Amounts outstanding to repurchase securities under such agreements were approximately $200.9 million and $160.4 million at December 31, 1996 and 1995, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

     The Company was informed by the Pennsylvania Insurance Commissioner that in response to the significant improvement in the invested assets of Fidelity, she has reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity.

     The Company disagreed with the Insurance Commissioner's actions and commenced litigation. Subsequently, the Company and the Insurance Commissioner have agreed to settle this litigation.

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

     In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 amends SFAS No. 125 by deferring for one year the effective date of paragraph 15 of SFAS No. 125, addressing secured borrowings and collateral, and for repurchase agreement, dollar roll, security lending and similar transactions, of paragraphs 9 through 12 and 237(b) of SFAS No. 125.

Item 8.  Financial Statements and Supplementary Data

     See the accompanying Table of Contents to Consolidated Financial Statements and Schedules on Page F-1.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

     None

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to the Company's directors, nominees for election as directors and executive officers will be included in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders (the "Proxy Statement"), which the Company intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Directors and Executive Officers' and is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions

Relationship with Pensions for Business

     Jacques Sartisky, a director of the Company until his death in December of 1995, was the President and principal owner (up until the beginning of fiscal 1995) of Pensions for Business, Inc., a life insurance agency. For the fiscal years ended December 31, 1996, 1995 and 1994, approximately 0%, 11.5% and 13.0%, respectively of the Company's total insurance revenues were attributable to sales through Pensions for Business. For the fiscal years ended December 31, 1996,
1995 and 1994, aggregate commissions and other remuneration to Pensions for Business were approximately $32,283, $181,011 and $289,305, respectively. Management believes that the Company's transactions with Pensions for Business were made on terms at least as fair to the Company as could be obtained from unaffiliated third parties. Compensation of agents is strictly regulated by the New York State Department of Insurance.

Purchases of Annuity Contracts and Life Insurance Policies

     From time to time in the ordinary course of business, certain of the Company's directors and executive officers have purchased, and may in the future, purchase annuity contracts or life insurance policies from the Insurance Company. Such transactions in the past have been, and will in the future be, on terms no less favorable to the Insurance Company than those that could be obtained from unaffiliated third parties. In that regard, since January 1, 1994, directors and executive officers, have engaged in the following transactions with the Insurance
Company: Herbert Kurz, the President and a director of the Company, purchased annuity contracts for $300,000, $500,000 and $100,000 during the fiscal years ended December 31, 1996, 1995 and 1994, respectively. Jacques Sartisky, a former director of the Company, purchased annuity contracts for approximately $0, $0 and $25,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a). The Independent Auditors' Report, Consolidated Financial Statements and Consolidated Financial Statement Schedules listed in the Table of Contents on page F-1 are being filed as part of this Form 10-K.

     (b). During the last quarter of the fiscal year ended December 31, 1996 the Company did not file a current report on Form 8-K.

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

    10.05      Presidential Life Corporation 1996 Stock Incentive Plan

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

Date:  March 20, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date:  March 20, 1997                /s/ Herbert Kurz
                                     Herbert Kurz
                                     Principal Executive Officer and Director

Date:  March 20, 1997                /s/ Michael V. Oporto
                                     Michael V. Oporto, Chief
                                     Financial Officer and Principal
                                     Accounting Officer

Date:  March 20, 1997                /s/ Peter A. Cohen
                                     Peter A. Cohen          Director

Date:  March 20, 1997                /s/ Jules Kroll
                                     Jules Kroll              Director

Date:  March 20, 1997                /s/ Lawrence Rivkin
                                     Lawrence Rivkin          Director

Date:  March 20, 1997                /s/ Morton B. Silberman
                                     Morton B. Silberman      Director


                         TABLE OF CONTENTS TO
            CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                        Page

Independent Auditors' Report......................................       F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets as of December 31, 1996 and 1995....      F-3

   Consolidated Statements of Income - Years Ended December 31,
    1996, 1995 and 1994..........................................        F-4

   Consolidated Statements of Shareholders' Equity - Years Ended
    December 31, 1996, 1995 and 1994.............................        F-5

   Consolidated Statements of Cash Flows - Years Ended December 31,
    1996, 1995 and 1994..........................................        F-6

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


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Presidential Life Corporation
Nyack, New York 10960


We have audited the accompanying consolidated balance sheets of Presidential Life Corporation and subsidiaries ("the Company") as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

New York, New York
February 11, 1997


                PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                    December 31
                                               1996             1995


ASSETS:
Investments:
 Fixed maturities:
     Available for sale                     $1,823,349        $1,855,663
 Common stocks                                  42,059            37,748
 Mortgage Loans                                 18,622            19,015
 Real Estate                                       426               429
 Policy Loans                                   18,068            18,601
 Short-term investments                        240,038           192,621
 Other invested assets                         176,103           150,331
        Total investments                    2,318,665         2,274,408

Cash and cash equivalents                          819            (1,874)
Accrued investment income                       32,474            34,328
Deferred policy acquisition costs               39,783            33,330
Furniture and equipment, net                       329               369
Amounts due from reinsurers                      7,775             7,664
Federal income tax recoverable                       0               477
Other assets                                     1,532             1,818
Assets held in separate account                  5,548             6,240
          TOTAL ASSETS                      $2,406,925        $2,356,760

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
 Policyholders' account balances            $1,260,545        $1,269,898
 Future policy benefits:
     Annuity                                   365,321           362,027
     Life and accident and health               49,859            47,464
 Other policy liabilities                        2,690             4,161
        Total policy liabilities             1,678,415         1,683,550
Dollar repurchase agreements                   200,883           160,416
Note payable                                    50,000            50,000
Short term note payable                          5,000                 0
Deposits on policies to be issued                1,270             2,947
Deferred federal income taxes                   31,649            44,760
General expenses and taxes accrued               7,294             5,317
Other liabilities                                3,803             2,470
Liabilities related to separate account          5,548             6,240
        Total liabilities                    1,983,862         1,955,700

Shareholders' Equity:
 Capital stock ($.01 par value,
   authorized 100,000,000 shares,
   issued and outstanding
   32,992,835 shares in 1996 and
   33,536,601 shares in 1995)                      330               335
 Additional paid-in-capital                     24,023            30,130
 Net unrealized investment gains                40,294            61,732
 Retained earnings                             358,416           308,863
        Total Shareholders' Equity             423,063           401,060

        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                $2,406,925        $2,356,760


The accompanying notes are an integral part of these Consolidated
Financial Statements.



                PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except share data)


                                               Years Ended December 31
                                           1996          1995          1994


REVENUES:
 Insurance revenues:
   Premiums                          $     4,244   $     4,408   $     4,249
   Annuity considerations                  8,461         3,780         1,569
   Universal life and investment
     type policy fee income                2,090         1,934         1,912
 Net investment income                   186,180       170,780       157,251
 Realized investment gains                20,020        17,216         7,259
 Other income                              2,679         1,746         1,834
          TOTAL REVENUES                 223,674       199,864       174,074

BENEFITS AND EXPENSES:
 Death and other life insurance
   benefits                                6,887         7,366         6,628
 Annuity benefits                         36,510        36,016        35,820
 Interest credited to policyholders'
   account balances                       75,252        78,802        77,162
 Interest expense on notes payable         5,049         5,045         5,266
 Other interest and other charges            330           427           383
 Increase (decrease) in liability
   for future policy benefits              5,281         1,312          (262)
 Commissions to agents, net                3,215         3,025         1,322
 General expenses and taxes               13,944        11,940         8,682
 Decrease (increase) in deferred
   policy acquisition costs                  849          (459)        1,854
          TOTAL BENEFITS AND EXPENSES    147,317       143,474       136,855

Income before income taxes                76,357        56,390        37,219

Provision (benefit) for income taxes:
 Current                                  23,199         9,495          (241)
 Deferred                                 (1,363)       (2,163)       (2,452)
                                          21,836         7,332        (2,693)

NET INCOME                           $    54,521   $    49,058    $    39,912

Weighted average number of shares
outstanding during the year           33,184,294    33,631,719     33,852,766

Net Income per share                 $      1.64   $      1.46    $      1.18


The accompanying notes are an integral part of these Consolidated Financial
Statements.



                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     Net
                       Additional    Unrealized
              Capital  Paid-in-      Investment      Retained   Treasury
              Stock    Capital       Gains (Losses)  Earnings   Stock     Total


Balance at
January 1,
1994           $339    $32,517       $ 5,130         $226,461   $0     $264,447

Net income                                             39,912            39,912

Change in
Unrealized
Investment
Losses, Net                          (44,593)                           (44,593)

Purchase and
Retirement
of Stock         (2)      (775)                                            (777)

Issuance of
Shares under
Stock Option
Plan                         9                                                9


Dividends
Paid to
Shareholders
($.09 per
share)                                                 (3,045)           (3,045)

Balance at
December 31,
1994            337     31,751       (39,463)         263,328    0      255,953

Net income                                             49,058            49,058

Increase in
Unrealized
Investment
Gains, Net                           101,195                            101,195

Purchase and
Retirement
of Stock        (2)     (1,704)                                          (1,706)

Issuance of
Shares under
Stock Option
Plan                        83                                               83

Dividends
Paid to
Shareholders
($.105 per
share)                                                 (3,523)           (3,523)

Balance at
December 31,
1995            335     30,130        61,732          308,863    0      401,060

Net income                                             54,521            54,521

Change in
Unrealized
Investment
Gains, Net                           (21,438)                           (21,438)

Purchase and
Retirement
of Stock        (7)     (7,031)                                          (7,038)

Issuance of
Shares under
Stock Option
Plan             2         924                                              926

Dividends
Paid to
Shareholders
($.15 per
share)                                                (4,968)            (4,968)

Balance at
December 31,
1996           $330    $24,023       $40,294         $358,416   $0     $423,063



The accompanying notes are an integral part of these Consolidated Financial
Statements.


                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31
                                               1996         1995          1994
                                                       (in thousands)


OPERATING ACTIVITIES:
  Net income                             $   54,521   $   49,058    $   39,912
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Benefit for deferred income taxes      (1,363)      (2,163)       (2,452)
      Depreciation and amortization             493          499           551
      Net accrual of discount on fixed
        maturities                           (1,184)      (1,103)       (3,304)
      Realized investment gains             (20,020)     (17,216)      (19,083)
  Changes in:
    Accrued investment income                 1,854      (11,531)        2,159
    Deferred policy acquisition costs           849         (459)        7,891
    Federal income tax recoverable              477        8,657        (8,447)
    Liability for future policy benefits      5,689        1,588         1,661
    Other items                               2,612        2,911        (2,356)

        Net Cash Provided by
          Operating Activities               43,928       30,241        16,532

INVESTING ACTIVITIES:
  Fixed Maturities:
    Held to Maturity:
      Acquisitions                                0            0      (169,309)
      Sales                                       0            0             0
      Maturities, calls and repayments            0            0        16,788
    Available for Sale:
      Acquisitions                         (302,778)    (326,630)     (246,652)
      Sales                                  13,713       44,453        14,253
      Maturities, calls and repayments      259,108       90,147       244,064
  Common Stocks:
    Acquisitions                            (15,663)     (25,087)      (41,823)
    Sales                                    54,369       73,449        42,931
  Decrease (increase) in short term
    investments and policy loans            (46,884)     (62,357)      373,630
  Other Invested Assets:
    Additions to other invested assets      (62,045)     (31,655)      (93,700)
    Distributions from other
      invested assets                        36,274       23,812        79,105
  Purchase of property and equipment           (154)         (41)          (68)
  Mortgage loan on real estate                  393       (1,392)       (7,623)
  Amounts due from security transactions          0       52,588       (41,877)
  Other items                                     0            0           125

      Net Cash Provided by (Used in)
        Investing Activities                (63,667)    (162,713)      169,844

FINANCING ACTIVITIES:
  Proceeds from Dollar Repurchase
      Agreements                          2,308,967    1,670,600     1,321,700
  Repayment of Dollar Repurchase
      Agreements                         (2,268,500)  (1,549,547)   (1,438,541)
  Proceeds from line of credit                5,000            0             0
  Repayment of notes payable                      0            0       (44,745)
  Increase (decrease) in policyholders'
    account balances                         (9,353)      14,207       (42,279)
  Repurchase of common stock                 (7,038)      (1,706)         (777)
  Deposits on policies to be issued          (1,677)       1,342           339
  Dividends paid to shareholders             (4,967)      (3,526)       (3,045)

      Net Cash Provided by (Used in)
        Financing Activities                 22,432      131,370      (207,348)

  Increase (Decrease) in Cash and Cash
    Equivalents                               2,693       (1,102)      (20,972)

Cash and Cash Equivalents at
Beginning of Year                            (1,874)        (772)       20,200

Cash and Cash Equivalents
at End of Year                           $      819   $   (1,874)   $     (772)

Supplemental Cash Flow Disclosure:

Income Taxes Paid                        $   27,303   $    6,887    $    9,718

Interest Paid                            $    4,750   $    4,750    $    4,750


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

     C.  Investments

          Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs of approximately $8.4 million and $15.6 million and deferred Federal income taxes of approximately $18.6 million and $32.2 million, at December 31, 1996 and 1995, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value.
Equity securities include common stocks and non-redeemable preferred stocks and are carried at estimated market, with the related unrealized gains and losses, net of deferred income tax effect, if any, charged or credited directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

          "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in venture capital, acquisitions of private growth companies, debt restructuring and merchant banking. Limited partnership interests usually are not registered and typically are illiquid. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of December 31, 1996 and 1995. As of December 31, 1996, the Company was committed to contribute, if called upon, an aggregate of approximately $61.1 million of additional capital to certain of these limited partnerships.

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

          The Company's investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company. The investments are carried at cost less accumulated depreciation. Depreciation has been provided on a straight line basis at the rate of 4% per annum for one building and 5% per annum for the other. Accumulated depreciation amounted to $201,200 and $198,000 at December 31, 1996 and 1995, respectively, and related depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $3,200, $3,200 and $5,600, respectively.

     D.  Furniture and Equipment

          Furniture and equipment is carried at cost and depreciated on a straight line basis over a period of five to ten years except for automobiles which are depreciated over a period of three years. Accumulated depreciation amounted to $4,100,000 and $3,908,000 at December 31, 1996 and 1995, respectively, and related depreciation expense for each of the three years in the period ended December 31, 1996 was $187,200, $192,000 and $250,000, respectively.

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

          For the fiscal years ended December 31, 1996, 1995, and 1994, approximately 78.3%, 83.5% and 79.6%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York. In addition, approximately 0%, 12.5% and 13.0% of the Company's total insurance revenues from those respective years were attributable to sales through an agency principally owned by a director of the Company until his death in December 1995. Management believes that the Company's transactions with such agency were made on terms at least as fair to the Company as could be obtained from unaffiliated third parties. Compensation of agents is strictly regulated by the New York State Department of Insurance.

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

          Unamortized deferred policy acquisition costs for the years ended December 31, 1996, 1995, and 1994 are summarized as follows:

                                            1996        1995        1994
                                                   (in thousands)

     Balance at the beginning of year     $33,330      $58,319     $50,428
     Current year's costs deferred         13,589        5,992      12,780
         Total                             46,919       64,311      63,208
     Less, amortization for the year        7,136       30,981       4,889
     Balance at the end of the year       $39,783      $33,330     $58,319


     G.  Future Policy Benefits

          Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on anticipated experience which, together with interest and expense assumptions, provide a margin for adverse deviation. Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. During the three years in the period ended December 31, 1996, interest rates used in establishing such liabilities range from 4.5% to 11% for life insurance liabilities and from 5.5% to 13.60% for annuity liabilities.

     H.  Policyholders' Account Balances

          Policyholders' account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less mortality and expense charges and withdrawals.


          These account balances are summarized as follows:

                                            1996          1995         1994
                                                     (in thousands)


Account balances at beginning of year    $1,269,898    $1,255,691   $1,297,970
Additions to account balances               190,559       199,510      140,539
         Total                            1,460,457     1,455,201    1,438,509
Deductions from account balances            199,912       185,303      182,818

Account balances at end of year          $1,260,545    $1,269,898   $1,255,691


          Interest rates credited to account balances ranged from 4% to 12.5% in 1996, 1995 and 1994.

     I.  Federal Income Taxes

          The Company and its subsidiaries file a consolidated Federal income tax return. The asset and liability method in recording income taxes on all transactions that have been recognized in the financial statements is used. Deferred taxes are adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized.

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

     K.  Net Income Per Share

          Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each year. The potential dilution from the exercise of stock options outstanding is not material.

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

          In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 amends SFAS No. 125 by deferring for one year the effective date of paragraph 15 of SFAS No. 125, addressing secured borrowings and collateral, and for repurchase agreement, dollar roll, security lending and similar transactions, of paragraphs 9 through 12 and 237(b) of SFAS No. 125.


2.  INVESTMENTS

     The following information summarizes the components of net investment income and realized investment gains (losses).


Net Investment Income:
                                         Year Ended December 31
                                  1996            1995            1994
                                              (in thousands)


Fixed maturities                $132,467        $128,310        $125,988
Common stocks                      1,315             733             778
Short-term investments            14,226          14,010           9,726
Other investment income           44,141          32,497          25,061
                                 192,149         175,550         161,553

Less investment expenses           5,969           4,770           4,302

Net investment income           $186,180        $170,780        $157,251


     The carrying value of fixed maturities which were non-income producing for more than twelve months at December 31, 1996, 1995 and 1994 was $0 million, $1.5 million and $12.4 million, respectively.


Realized Investment Gains (Losses):

                                      Year Ended December 31,
                                    1996       1995       1994
                                       (in thousands)


Fixed maturities                $   6,735      $   5,458        $   3,977
Common stocks                      13,285         11,758            3,282
Total realized gains
 on investments                 $  20,020      $  17,216        $   7,259

Unrealized Investment Gains (Losses):

                                      Year Ended December 31,
                                   1996        1995        1994
                                           (in thousands)

Fixed maturities                $  61,931      $ 107,521        $ (82,043)
Common stocks                       8,438          3,668            1,568
Unrealized investment
  gains (losses)                $  70,369      $ 111,189        $ (80,475)
Change in net unrealized
  investment gains              $ (40,820)     $ 191,664        $(191,786)


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


     The following tables provide additional information relating to investments held by the Company:

December 31, 1996:

AVAILABLE FOR SALE:
                             Amortized    Gross Unrealized            Market
Type of Investment           Cost        Gains       Losses           Value
                                        (in thousands)


Fixed Maturities:
Bonds and Notes:
 United States government
   and government agencies
   and authorities           $   29,643  $  2,287    $     (74)      $   31,856
 States, municipalities and
   political subdivisions       567,423    10,062       (2,354)         575,130
 Foreign governments             12,014       686            0           12,700
 Public utilities               221,755     4,165       (4,966)         220,954
 All other corporate bonds      774,094    52,386       (9,444)         817,036
Preferred stocks, primarily
 corporate                      156,488    13,624       (4,439)         165,673
Total Fixed Maturities:      $1,761,417  $ 83,210    $ (21,277)      $1,823,349

Common Stocks                $   33,621  $  8,993    $    (555)      $   42,059



December 31, 1995:

AVAILABLE FOR SALE:
                             Amortized   Gross Unrealized            Market
Type of Investment           Cost       Gains       Losses           Value
                                        (in thousands)


Fixed Maturities:
Bonds and Notes:
 United States government
   and government agencies
   and authorities           $   34,756  $  2,964   $       0        $   37,719
 States, municipalities and
   political subdivisions       533,037    23,238        (111)          556,164
 Foreign governments             12,063         4        (267)           11,800
 Public utilities               268,348    13,529      (1,842)          280,036
 All other corporate bonds      793,057    72,377      (8,121)          857,313
Preferred stocks, primarily
 corporate                      106,881    12,216      (6,466)          112,631
Total Fixed Maturities:      $1,748,142  $124,328   $ (16,807)       $1,855,663

Common Stocks                $   34,080  $  5,983   $  (2,315)       $   37,748


     The estimated fair value of fixed maturities available for sale at December 31, 1996, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                               Estimated Fair Value
                                                  (in thousands)


Due in one year or less                            $   10,716
Due after one year through five years                 112,658
Due after five years through ten years                187,120
Due after ten years                                 1,347,182
Total debt securities                               1,657,676
Preferred stock                                       165,673

Total                                              $1,823,349


     Proceeds from sales of fixed maturities during 1996, 1995 and 1994 were $757.7 million, $506.7 million and $275.1 million, respectively. During 1996, 1995 and 1994, respectively, gross gains of $7.3 million, $4.8 million and $5.2 million and gross losses of $7.2 million, $14.7 million and $31.1 million were realized on those sales.

     During 1996 and 1995, the Company restructured or modified the terms of certain fixed maturity investments. Certain of these restructures included debt for equity exchanges. The fixed maturity portfolio, based on carrying value, includes $8.6 million and $2.1 million at December 31, 1996 and 1995, respectively of such restructured securities. These restructures and modifications had no significant impact on gross interest income on these fixed maturities (which is included in net investment income).

     As of December 31, 1996, the Company's mortgage loans were collateralized by commercial office buildings in New York and Pennsylvania.

     Investments in U.S. Government and Government Agencies with an aggregate carrying value of $567,423,000 represents investments owned in any one issuer that aggregate 10% or more of shareholders' equity as of December 31, 1996.

     As of December 31, 1996 securities with a carrying value of approximately $4.9 million were on deposit with various state insurance departments to comply with applicable insurance laws.

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

     The Company was informed by the Pennsylvania Insurance Commissioner that in response to the significant improvement in the invested assets of Fidelity, she has reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity. The Company disagreed with the Insurance Commissioner's actions and commenced litigation. Subsequently, the Company and the Insurance Commissioner have agreed to settle this litigation.

3.  NOTES PAYABLE

     Note payable at December 31, 1996 and 1995 consist of $50 million, 9 1/2% senior notes due December 15, 2000. Interest is payable June 15 and December 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of December 31, 1996, such unamortized costs were $1.2 million. There are no principal payments required for the senior notes over the next four years and the total principal is due on December 15, 2000. The senior notes are callable after December 14, 1998.

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

     The Company has one line of credit in the amount of $5,000,000 and provides for interest on borrowings based on market indices.

4.  SHAREHOLDERS' EQUITY

     The Company is authorized to issue 100,000,000 shares of its $.01 par value Common Stock and is authorized to repurchase 1,000,000 shares of such stock. At December 31, 1996, 32,992,835 shares were outstanding and at December 31, 1995, 33,536,601 shares were outstanding.

     During the second quarter of 1996, the Company's Board of Directors increased the semi-annual dividend rate to $.07 per share and authorized a buy-back program of up to 1,000,000 shares of its stock, from time to time. In the fourth quarter of 1996, the Company's Board of Directors increased the semi-annual dividend rate to $.08 per share. During 1996, the Company purchased and retired 724,000 shares of common stock.

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

     The New York Insurance Department has established informal guidelines for the Superintendent's determinations which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During 1996, 1995 and 1994, the Insurance Company paid dividends of $15 million, $5 million and $12 million, respectively, to the Company.

5.  EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

     (a)  Employee Retirement Plan

     The Company has a noncontributory defined benefit pension plan covering all eligible employees. The Company is both sponsor and administrator of this plan. The plan provides for pension benefits based on average pay and years of service. It is the Company's general policy to fund accrued pension costs as required under ERISA. In 1996 and 1995 the Company contributed $450,000 and $120,500 to the plan. The plan was fully funded at December 31, 1994. Accordingly, the Company did not make a contribution to the plan in 1994.


     Net pension cost included the following components:

                                            Year Ended December 31,
                                             1996     1995    1994
                                                 (in thousands)


          Service cost                     $ 405     $ 379    $ 430
          Interest cost                      330       293      302
          Actual return on plan assets      (298)     (293)    (326)
          Other                               11         0       28
            Net pension cost               $ 448     $ 379    $ 434



     The funded status of the plan at December 31, 1996 and 1995 was as follows:

                                                 December 31,
                                               1996         1995
                                                (in thousands)


        Projected benefits obligation        $ (5,269)     $ (4,650)
        Plan assets at fair value               4,444         3,861

        Assets less than projected benefit       (825)         (789)
        Unrecognized prior service cost           195           223
        Unrecognized net gain                    (757)         (824)

        Accrued pension costs                $ (1,387)     $ (1,390)

        Accumulated benefit obligation:
        Vested                               $  4,259      $  3,869
        Nonvested                                  33            28
                                             $  4,292      $  3,897

     The following rates were used in computing the pension cost for the years ended December 31:
                                             1996      1995      1994

     Weighted-average discount rate          7.0%      7.0%      7.0%
     Assumed rate of compensation increases  3.0%      3.0%      4.5%
     Expected long-term rates of return      7.5%      7.5%      8.5%

     (b)  Employee Savings Plan

     The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to a maximum of 15% of their pre-tax earnings or the dollar limit as prescribed by IRC Section 415(d). A portion of participants' pre-tax earnings may be matched by the Company. For the year ended December 31, 1994, the Company made no contribution to the Plan. For the years ended December 31, 1996 and 1995, the Company's contribution was approximately $40,500 and $14,000, respectively.

     (c) Employee Stock Option Plan

     The Company has adopted an incentive stock option plan recommended by the Board of Directors and approved by the shareholders. This plan grants options to purchase up to 1,000,000 shares of common stock of the Company to officers and key employees. Option prices are 100% of the fair market value at date of grant. The following schedule shows all options granted, exercised, expired and exchanged under the Company's Incentive Stock Option Plan as of December 31, 1996.


     Information relating to the options is as follows:

                                                    Option Price
                                            Number      Amount      Total
                                            of Shares   Per Share   Price



        Outstanding, January 1, 1994        197,934     $4.93    $  976,676
          Exercised                          (1,995)     4.88        (9,726)
          Cancelled                          (1,199)     4.88        (5,845)

        Outstanding, December 31, 1994      194,740     $4.93    $  961,105
          Granted                            45,200      7.53       340,200
          Exercised                         (17,128)     4.88       (83,499)
          Cancelled                          (1,191)     4.88        (5,806)

        Outstanding, December 31, 1995      221,621     $5.47    $1,212,000
          Granted                            44,400      9.69       430,125
          Exercised                        (170,433)     4.88      (830,861)
          Cancelled                         (46,188)     7.20      (332,516)

        Outstanding, December 31, 1996       49,400     $9.08    $  448,748


     At December 31, 1996, 3,750 options for shares of common stock were exercisable.

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the year ended December 31, 1996 would have been reduced to the pro forma amounts indicated below:

          Net income (in thousands)

               As reported              $54,521
               Pro forma                 54,483

          Net income per common share

               As reported              $1.64
               Pro forma                 1.64

     The fair value of options granted under the Company's fixed stock option plan during 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 1.60%, expected volatility of 30.8%, risk free interest rate of 7.5%, and expected lives of 4 years.

6.  INCOME TAXES

     The following is a reconciliation of income taxes computed using the Federal statutory rate with the provision for income taxes for the years ended December 31,:

                                                1996       1995      1994
                                                      (in thousands)


        Provision for income taxes computed
         at Federal statutory rate           $ 26,725   $ 19,737   $  13,027

        Increase (decrease) in income taxes
         resulting from:
        Utilization of prior unrecognized
         deferred tax asset relating to
         investment losses                     (5,767)    (7,858)    (11,324)
        Losses producing no current benefit     1,590      1,262         896
        Other                                    (712)    (5,809)     (5,292)

         Provision (Benefit) for
         Federal income taxes                $ 21,836   $  7,332   $  (2,693)


     The Company provides for deferred income taxes resulting from temporary differences which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

                                                1996        1995       1994
                                                      (in thousands)


        Deferred policy acquisition costs    $  (742)    $   333    $  (647)
        Policyholders' account balances         (216)       (189)      (112)
        Investment adjustments                   135      (1,510)    (2,218)
        Previously accrued expenses
          currently deductible                     0           0        665
        Other                                   (540)       (797)      (140)

        Deferred Federal income tax benefit  $(1,363)    $(2,163)   $(2,452)


     Deferred federal income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. Significant components of the Company's net deferred tax (asset) liability as of December 31, 1996 and 1995 are as follows (in thousands):

                                                   1996             1995


         Deferred income tax asset:
           Investments                         $  (5,522)       $  (10,609)
           Insurance reserves                     (5,584)           (4,310)
           Operating loss carryforwards           (1,903)           (2,512)
           Other                                    (292)             (418)
                                                 (13,301)          (17,849)
           Valuation allowance                     6,072            11,024
           Net deferred income tax asset       $  (7,229)       $   (6,825)

         Deferred income tax liability:
           Deferred policy acquisition costs   $  15,964        $   16,706
           Net unrealized investment gains        21,697            33,445
           Policyholder account balances              85               301
           Other                                   1,132             1,133
         Deferred income tax liability            38,878            51,585
         Net deferred income tax liability     $  31,649        $   44,760


     The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the years ended December 31, 1996 and 1995 primarily reflect the reduction in the deferred tax asset as a result of the utilization of previously unrecognized investment losses.

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

     The Company has net operating loss carryforwards of approximately $5,436,000 at December 31, 1996 of which $1,666,000 expire in 2008;
$2,154,000 in 2009; and $1,616,000 in 2010.


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

     Reinsurance ceded from the Insurance Company to Life Reassurance Corporation of America and Swiss Re Life Company America at December 31, 1996 and 1995 consists of coinsurance agreements aggregating face amounts of $257.0 million and $295.6 million, respectively, representing the amount of individual life insurance contracts that were ceded to the reinsurers. The term "coinsurance" refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy to be reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

     Reinsurance premiums ceded for 1996, 1995 and 1994 amounted to approximately $4.6 million, $4.5 million, and $4.7 million, respectively.

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

                                   For the years ended December 31,

                                     1996        1995        1994
                                           (in thousands)


     Statutory surplus             $250,869    $205,135    $170,758
     Statutory net income          $ 41,972    $ 38,834    $  2,535


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

     For fixed maturities and common stocks, estimated fair values were based primarily upon independent pricing services. For a limited number of privately placed securities, where prices are not available from independent pricing services, the Company estimates market values using a matrix pricing model, based on the issuer's credit standing and the security's interest rate spread over U.S. Treasury bonds. Because it is not practicable to obtain an independent valuation for each limited partnership interest for purposes of disclosure, the market value of a limited partnership interest is estimated to approximate the carrying value. As of December 31, 1996, the Company was committed to contribute, if called upon, an aggregate of approximately $61.1 million of additional capital to certain of these limited partnerships. The market value of short-term investments, mortgage loans and policy loans is estimated to approximate the carrying value.

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


December 31, 1996                      Carrying Value    Estimated Fair Value
                                                 (in thousands)


Assets
  Fixed Maturities:
    Available for Sale                   1,823,349          1,823,349
  Common Stock                              42,059             42,059
  Mortgage Loans                            18,622             18,622
  Policy Loans                              18,068             18,068
  Cash and Short-Term Investments          240,038            240,038
  Other Invested Assets                    176,103            176,103

Liabilities
  Policyholders' Account Balances        1,260,545          1,225,654
  Note Payable                              50,000             50,000
  Short-Term Note Payable                    5,000              5,000

December 31, 1995                      Carrying Value    Estimated Fair Value
Assets                                          (in thousands)
  Fixed Maturities:
    Available for Sale                   1,855,663          1,855,663
  Common Stock                              37,748             37,748
  Mortgage Loans                            19,015             19,015
  Policy Loans                              18,601             18,601
  Cash and Short-Term Investments          190,747            190,747
  Other Invested Assets                    150,331            150,331

Liabilities
  Policyholders' Account Balances        1,269,898          1,286,221
  Other Notes Payable                       50,000             50,000


11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is presented below. Certain amounts have been reclassified to conform to the current year's presentation. (See Note 2).

                                            Three Months Ended
         1996                March 31      June 30   September 30  December 31
                                     (in thousands, except per share)


   Premiums and other
    insurance revenues       $ 2,691       $ 3,447     $ 5,533     $ 5,803
   Net investment income      49,753        44,188      42,958      49,281
   Realized investment
    gains                      1,479         8,249       7,484       2,808
   Total revenues             53,923        55,884      55,975      57,892
   Benefits and expenses      36,865        35,418      36,049      38,985
   Net income                 10,358        14,316      14,084      15,763

   Net income per share      $   .31       $   .43     $   .42     $   .44



         1995                March 31    June 30   September 30  December 31
                                 (in thousands, except per share)


   Premiums and other
    insurance revenues       $ 2,196      $ 2,889      $ 3,494     $ 3,289
   Net investment income      42,831       43,516       40,749      43,683
   Realized investment
    gains                      1,079        2,142        8,139       5,857
   Total revenues             46,106       48,547       52,382      52,829
   Benefits and expenses      34,806       34,839       36,803      37,026
   Net income                  8,162       16,222       10,212      14,462

   Net income per share      $   .24      $   .48      $   .30     $   .44


                                                              Schedule III

              PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEETS
                                  (in thousands)

                                                  December 31,
                                               1996          1995


ASSETS:
  Investment in subsidiaries at equity       $445,469      $366,219
  Cash in bank                                     69           446
  Real estate, net                                 41            44
  Fixed maturities, available for sale         10,041         9,757
  Investments, common stocks                    2,502         2,841
  Short term investments                        4,089         4,889
  Other invested assets                        14,747         3,987
  Deferred debt issue costs                     1,169         1,464
  Other assets                                  3,774         2,677

        TOTAL ASSETS                         $481,901      $392,324

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable, accrued expenses
    and taxes                                $  1,433      $    526
  Notes payable, long term                     50,000        50,000
  Short term note payable                       5,000             0
  Other liabilities                             2,405         2,024

        TOTAL LIABILITIES                      58,838        52,550

Total Shareholders' Equity                    423,063       339,774

  TOTAL LIABILITIES AND SHAREHOLDERS
      EQUITY                                 $481,901      $392,324


                                                               Schedule III

               PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               STATEMENTS OF INCOME
                                  (in thousands)

                                             Year Ended December 31,
                                           1996        1995       1994


REVENUES:
 Income from rents                      $   739     $   739     $   694
 Investment income                        3,435         620         646
 Realized investment gains (losses)       1,932         271        (566)

Total Revenues                            6,106       1,630         774

EXPENSES:
 Operating and administrative             2,459         803        (365)
 Interest                                 5,049       5,045       4,946

Total Expenses                            7,508       5,848       4,581

Loss before federal income taxes and
 equity in income of subsidiaries        (1,402)     (4,218)     (3,807)

Federal income tax benefit               (1,667)     (2,851)     (3,674)

Income (loss) before equity in
 income of subsidiaries                     265      (1,367)       (133)

Equity in income of subsidiaries
 before deducting dividends received     54,256      50,425      40,045

Net income                              $54,521     $49,058     $39,912


                                                              Schedule III

            PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                  Year Ended December 31,
                                               1996        1995        1994


Operating Activities:
  Net income                                 $54,521     $49,058     $39,912
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Realized investment (gains) losses      (1,932)       (271)        566
      Depreciation and amortization              299         299         301
      Equity in undistributed profits of
       subsidiary companies                  (54,256)    (45,425)    (28,044)
      Deferred Federal income taxes              609        (845)       (261)
      Dividends from subsidiaries             15,000       5,000      12,000
  Changes in:
      Accrued investment income               (1,409)       (279)          4
      Accounts payable and accrued expenses    1,288         658      (3,547)
      Other assets and liabilities             1,308      (3,733)       (941)

       Net Cash Provided By (Used In)
       Operating Activities                   15,428       4,462      19,990

Investing Activities:
  Purchase of fixed maturities                (8,301)       (492)    (11,200)
  Sale of fixed maturities                     9,016       4,737       1,452
  Common stock acquisitions                   (1,529)          0           0
  Common stock sales                           1,974           0           0
  Other invested asset additions             (10,760)          0           0
  Decrease (increase) in short-term
     investments                                 800      (3,390)     47,629

       Net Cash Provided By (Used In)
       Investing Activities                   (8,800)        855      37,881

Financing Activities:
  Repayment of notes payable                       0           0     (44,745)
  Dividends to shareholders                   (4,967)     (3,526)     (3,046)
  Proceeds from line of credit                 5,000           0           0
  Repurchase of common stock                  (7,038)     (1,623)       (777)
  Other                                            0           0      (9,181)

       Net Cash Provided By (Used In)
       Financing Activities                   (7,005)     (5,149)    (57,749)

       Increase (Decrease) in Cash              (377)        168         122

Cash at Beginning of Year                        446         278         156

Cash at End of Year                          $    69     $   446     $   278


                                                                 SCHEDULE V
PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INSURANCE INFORMATION
  (in thousands)


Column A              Column B             Column C               Column D
                                           Future Policy
                                           Benefits,
                                           Losses, Claims,
                      Deferred             Loss Expenses,
                      Policy               and Policy-
                      Acquisition          holder Account         Unearned
Segment               Costs                Balances               Premiums


Year Ended
December 31, 1996
    Life Insurance    $ 6,466              $  124,766             $0
    Annuity            33,317               1,553,518              0
    Accident and
    Health                  0                      21              2
       Total          $39,783              $1,678,305             $2

Year Ended
December 31, 1995
    Life Insurance    $ 6,674              $  120,232             $0
    Annuity            26,656               1,562,415              0
    Accident and
    Health                  0                      34              2
       Total          $33,330              $1,682,681             $2

Year Ended
December 31, 1994
    Life Insurance    $ 8,244              $  116,210             $0
    Annuity            50,074               1,550,541              0
    Accident and
    Health                  0                      44              2
       Total          $58,318              $1,666,795             $2


Column A              Column E             Column F               Column F-1
                      Other
                      Policy                                      Mortality,
                      Claims                                      Surrender
                      and                                         and Other
                      Benefits             Premium                Charges to
Segment               Payable              Revenue                Policyholders

Year Ended
December 31, 1996
    Life Insurance    $   110              $    4,240             $1,488
    Annuity                 0                   8,461                602
    Accident and
    Health                  0                       4                  0
       Total          $   110              $   12,705             $2,090

Year Ended
December 31, 1995
    Life Insurance    $   116              $    4,404             $1,378
    Annuity                 0                   3,780                556
    Accident and
    Health                  0                       4                  0
       Total          $   116              $    8,188             $1,934

Year Ended
December 31, 1994
    Life Insurance    $    79              $    4,244             $1,356
    Annuity                 0                   1,569                556
    Accident and
    Health                  0                       5                  0
       Total          $    79              $    5,818             $1,912


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
Segment               Income               Expenses                Costs

Year Ended
December 31, 1996
    Life Insurance    $ 10,733             $   13,076             $  880
    Annuity            175,445                110,855              6,270
    Accident and
    Health                   2                     (1)                 0
       Total          $186,180             $  123,930             $7,150

Year Ended
December 31, 1995
    Life Insurance    $  9,487             $   11,411             $  811
    Annuity            161,291                112,081              4,632
    Accident and
    Health                   2                      4                  0
       Total          $170,780                123,496             $5,443

Year Ended
December 31, 1994
    Life Insurance    $  7,640             $   11,443             $  874
    Annuity            137,465                107,901              4,015
    Accident and
    Health                   2                      4                  0
       Total          $145,107             $  119,348             $4,889


Column A              Column J             Column K
                      Other
                      Operating            Premiums
Segment               Expenses             Written

Year Ended
December 31, 1996
    Life Insurance    $  4,325
    Annuity              6,836
    Accident and
    Health                  27             $4
       Total          $ 11,188

Year Ended
December 31, 1995
    Life Insurance    $  3,696
    Annuity              5,771
    Accident and
    Health                  23             $5
       Total          $  9,490

Year Ended
December 31, 1994
    Life Insurance    $  2,997
    Annuity              4,232
    Accident and
    Health                  19             $5
       Total          $  7,248



PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES                    Schedule VI
REINSURANCE  (in thousands)

Column A                        Column B       Column C      Column D
                                                             Assumed
                                               Ceded to      From
                                Gross          Other         Other
                                Amount         Companies     Companies


Year Ended December 31, 1996
Life Insurance in Force         $ 864,809      $ 517,484     $ 473,779

Premiums:
Life Insurance                  $    8,292     $   4,518     $     466
Annuity                              8,461             0             0
Accident and Health Insurance            4             0             0

Total                           $   16,757     $   4,518     $     466

Year Ended December 31, 1995
Life Insurance in Force         $ 933,735      $ 573,324     $ 446,079

Premiums:
Life Insurance                  $    8,472     $   4,527     $     459
Annuity                              3,780             0             0
Accident and Health Insurance            4             0             0

Total                           $   12,256     $   4,527     $     459

Year Ended December 31, 1994
Life Insurance in Force         $1,004,658     $ 626,152     $ 468,655

Premiums:
Life Insurance                  $    8,429     $   4,656     $     472
Annuity                              1,569             0             0
Accident and Health Insurance            5             0             0

Total                           $   10,003     $   4,656     $     472

Column A                        Column E       Column F
                                               Percentage
                                               of Amount
                                Net            Assumed
                                Amount         to Net

Year Ended December 31, 1996
Life Insurance in Force         $ 821,104      57.70

Premiums:
Life Insurance                      4,240      10.52
Annuity                             8,461          0
Accident and Health Insurance           4          0

Total                           $  12,705

Year Ended December 31, 1995
Life Insurance in Force         $ 806,490      55.31

Premiums:
Life Insurance                  $   4,404      10.42
Annuity                             3,780          0
Accident and Health Insurance           4          0

Total                           $   8,188

Year Ended December 31, 1994
Life Insurance in Force         $ 847,161      55.32

Premiums:
Life Insurance                  $   4,244      11.12
Annuity                             1,569          0
Accident and Health Insurance           5          0

Total                           $   5,818


Note:  Reinsurance assumed consists entirely of Servicemen's Group Life
Insurance.
