Form 10-Q
period 1997-03-31
PRESIDENTIAL LIFE CORP
filed 1997-05-14
CIK 80124

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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

     There were 32,718,835 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on May 12, 1997.

                                      INDEX


Part I - Financial Information                                       Page No.

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets March 31, 1997
     (Unaudited) and December 31, 1996.............................      3

     Consolidated Statements of Income (Unaudited) - For
     the Three Months Ended March 31, 1997 and 1996................      4

     Consolidated Statements of Shareholders'
     Equity (Unaudited) - For the Three Months Ended
     March 31, 1997 and 1996.......................................      5

     Consolidated Statements of Cash Flows (Unaudited) - For
     the Three Months Ended March 31, 1997 and 1996................      6

     Notes to (Unaudited) Consolidated Financial Statements........     7-9

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........   10-17


Part II - Other Information.........................................     18

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


                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                    March 31,    December 31,
                                                      1997           1996
                                                          (UNAUDITED)


ASSETS:
Investments:
   Fixed maturities:
    Available for sale at market (Cost of
     $1,773,063 and $1,761,417, respectively)     $ 1,789,332     $ 1,823,349
   Common stocks (Cost of $39,255
     and $33,621, respectively)                        47,939          42,059
   Mortgage Loans                                      18,436          18,622
   Real Estate                                            421             426
   Policy Loans                                        17,962          18,068
   Short-term investments                             233,681         240,038
   Other invested assets                              177,782         176,103
          Total investments                         2,285,553       2,318,665

Cash and cash equivalents                              (1,016)            819
Accrued investment income                              42,065          32,474
Deferred policy acquisition costs                      46,303          39,783
Furniture and equipment, net                              247             329
Amounts due from reinsurers                             7,667           7,775
Other assets                                            1,458           1,532
Assets held in separate account                         5,613           5,548
          TOTAL ASSETS                            $ 2,387,890     $ 2,406,925

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
   Policyholders' account balances                $ 1,258,366     $ 1,260,545
   Future policy benefits:
    Annuity                                           369,207         365,321
    Life and accident and health                       49,850          49,859
   Other policy liabilities                             3,507           2,690
          Total policy liabilities                  1,680,930       1,678,415
Dollar Repurchase Agreements                          204,452         200,883
Note payable                                           50,000          50,000
Short term note payable                                 6,000           5,000
Deposits on policies to be issued                       1,890           1,270
Federal income taxes payable                            5,421               0
Deferred federal income taxes                          16,773          31,649
General expenses and taxes accrued                      8,188           7,294
Other liabilities                                       2,909           3,803
Liabilities related to separate account                 5,613           5,548
          Total liabilities                         1,982,176       1,983,862

Shareholders' Equity:
   Capital stock ($.01 par value, authorized
    100,000,000 shares, issued and outstanding
    32,803,835 shares in 1997 and 32,992,835
    shares in 1996)                                       328             330
   Additional paid-in-capital                          21,268          24,023
   Net unrealized investment gains                     14,796          40,294
   Retained earnings                                  369,322         358,416

    Total Shareholders' Equity                        405,714         423,063

    TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                     $ 2,387,890     $ 2,406,925

The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



                PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except share data)

                                                     THREE MONTHS ENDED
                                                          MARCH 31
                                                         (UNAUDITED)

                                                  1997              1996


REVENUES:
 Insurance Revenues:
    Premiums                                  $       237        $       342
    Annuity considerations                          4,900                864
    Universal life and investment
     type policy fee income                           435                479
 Net investment income                             48,623             49,753
 Realized investment gains                          2,510              1,479
 Other income                                         818              1,006

         TOTAL REVENUES                            57,523             53,923

BENEFITS AND EXPENSES:
 Death and other life insurance benefits            1,494              1,636
 Annuity benefits                                   9,220              9,017
 Interest credited to policyholders'
     account balances                              18,519             18,913
 Interest expense on notes payable                  1,344              1,258
 Other interest and other charges                     118                 73
 Increase (decrease) in liability
     for future policy benefits                     3,804               (534)
 Commissions to agents, net                         1,040                584
 General expenses and taxes                         3,737              4,809
 Decrease (increase) in deferred
     policy acquisition costs                        (325)             1,109

         TOTAL BENEFITS AND EXPENSES               38,951             36,865

Income before income taxes                         18,572             17,058

Provision (benefit) for income taxes
  Current                                           7,171              7,466
  Deferred                                         (1,147)              (766)
                                                    6,024              6,700

NET INCOME                                    $    12,548        $    10,358

Income per share                              $       .38        $       .31

Weighted average number of shares
outstanding during the period                  32,922,674         33,476,119


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



             PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT SHARE DATA)
                               (UNAUDITED)

                                          Net
                              Additional  Unrealized
                    Capital   Paid-in-    Investment     Retained
                    Stock     Capital     Gains          Earnings    Total


Balance at
December 31,
1995                $ 335     $ 30,130    $ 61,732       $308,863   $401,060

Net Income                                                 10,358     10,358

Purchase and
Retirement of
Stock                  (2)      (2,059)                               (2,061)

Issuance of
Shares Under
Stock Option
Plan                                13                                    13

Change in
Unrealized
Investment
Gains, Net                                  (26,179)                 (26,179)

Balance at
March 31,
1996                $ 333     $ 28,084     $ 35,553    $319,221     $383,191

Balance at
December 31,
1996                $ 330     $ 24,023     $ 40,294    $358,416     $423,063

Net Income                                               12,548       12,548

Purchase and
Retirement of
Stock                  (2)      (2,755)                               (2,757)

Change in
Unrealized
Investment
Gains, Net                                  (25,498)                 (25,498)

Dividends
Paid to
Shareholders
($.05 per
share)                                                    (1,642)     (1,642)

Balance at
March 31,
1997                $ 328     $ 21,268     $ 14,796     $369,322    $405,714


The accompanying notes are an integral part of the Unaudited Consolidated
Financial Statements.



                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                     THREE MONTHS ENDED
                                                          MARCH 31
                                                         (UNAUDITED)

                                                       1997          1996


OPERATING ACTIVITIES:
   Net income                                       $  12,548     $  10,358
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Benefit for deferred income taxes               (1,147)         (766)
       Depreciation and amortization                      157           124
       Net accrual of discount on fixed maturities       (195)         (220)
       Realized investment gains                       (2,510)       (1,479)
   Changes in:
       Accrued investment income                       (9,591)        3,045
       Deferred policy acquisition costs                 (325)        1,109
       Federal income tax recoverable                   5,475           477
       Liability for future policy benefits             3,877           663
       Other items                                        869         2,719

         Net Cash Provided By Operating Activities      9,158        16,030

INVESTING ACTIVITIES:
   Fixed Maturities:
    Available for Sale:
       Acquisitions                                   (85,026)      (76,313)
       Maturities, calls and repayments                67,408        88,530
   Common Stocks:
       Acquisitions                                    (7,388)       (2,946)
       Sales                                           10,433         2,543
   Decrease (Increase) in short term
    investments and policy loans                        6,463       (22,702)
   Other Invested Assets:
    Additions to other invested assets                (10,261)      (23,151)
    Distributions from other invested assets            8,582         5,920
   Purchase of property and equipment                      (1)          (51)
   Mortgage loan on real estate                           186           (27)
   Amount due from security transactions                    0           (22)

         Net Cash Used In Investing Activities         (9,604)      (28,219)

FINANCING ACTIVITIES:
   Proceeds from Dollar Repurchase Agreements         583,620       416,433
   Repayment of Dollar Repurchase Agreements         (580,051)     (388,565)
   Proceeds from line of credit                         1,000             0
   Repurchase of Common Stock                          (2,757)       (2,048)
   Decrease in policyholders' account balances         (2,179)       (6,479)
   Deposits on policies to be issued                      620        (2,097)
   Dividends paid to shareholders                      (1,642)            0

         Net Cash Provided By (Used In)
           Financing Activities                        (1,389)       17,244

   Increase (decrease) in Cash and Cash
    Equivalents                                        (1,835)        5,055

Cash and Cash Equivalents at Beginning of Period          819        (1,874)

Cash and Cash Equivalents at End of Period          $  (1,016)    $   3,181

Supplemental Cash Flow Disclosure:

   Income Taxes Paid                                $   2,196     $   1,063

   Interest Paid                                    $      78     $       0


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

   B.  Basis of Presentation and Principles of Consolidation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1996.

   C.  Investments

       Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs of approximately $2.2 million and $8.4 million, and deferred Federal income taxes of approximately $8.0 million and $18.6 million, at March 31, 1997 and December 31, 1996, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

       "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. Limited partnership interests usually are not registered and typically are illiquid. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of March 31, 1997 and December 31, 1996. As of March 31, 1997, the Company was committed to contribute, if called upon, an aggregate of approximately $55.0 million of additional capital to certain of these limited partnerships.

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

       As part of a proposed rehabilitation plan for Fidelity Mutual Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) stake in a Fidelity subsidiary insurance holding company. In addition, the Company had agreed to purchase $25 million of Senior Notes of such company. The Company was informed by the Pennsylvania Insurance Commissioner, that in response to the significant improvement in the invested assets of Fidelity, she has reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity. The Company disagreed with the Commissioner's actions and commenced litigation. Subsequently, the Company and the Commissioner have agreed to settle.

   D.  Federal Income Taxes

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

       In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 127 amends SFAS No. 125 by deferring for one year the effective date of paragraph 15 of SFAS No. 125, addressing secured borrowings and collateral, and for repurchase agreement, dollar roll, security lending and similar transactions, of paragraphs 9 through 12 and 237(b) of SFAS No. 125. Management is evaluating the impact of SFAS No. 125 and 127 on the Company.

2.  INVESTMENTS

    Investments in U.S. Government & Government Agencies with an aggregate carrying value of $562,634,000 represent investments owned in any one issuer that aggregate 10% or more of Shareholders' Equity as of March 31, 1997.

    Securities with a carrying value of approximately $5.1 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3.  NOTES PAYABLE

    Note payable at March 31, 1997 and December 31, 1996 consists of a $50 million, 9 1/2% Senior Note ("Senior Note") due December 15, 2000. Interest is payable June 15 and December 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of March 31, 1997, such unamortized costs were $1.1 million. There are no principal payments required for the senior note over the next four years and the total principal is due on December 15, 2000. The senior note is callable after December 14, 1998.

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

    The Company has one line of credit in the amount of $15,000,000 and provides for interest on borrowings based on market indices. At March 31, 1997 the Company has $6,000,000 outstanding under the line of credit.

4.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

    The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the three months ended March 31, 1997 reflect the reduction in the deferred tax asset as of March 31, 1997. The Company's effective tax rate for the three months ended March 31, 1997 and 1996 was 32.4% and 39.3%, respectively.

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

    Results of Operations

    Comparison of three months ended March 31, 1997 compared to three months ended March 31, 1996.

    Revenues

    Annuity Considerations and Life Insurance Premiums

    Total annuity considerations and life insurance premiums increased to approximately $5.1 million for the three months ended March 31, 1997 from approximately $1.2 million for the three months ended March 31, 1996, an increase of approximately $3.9 million. Of this amount, annuity considerations increased to approximately $4.9 million for the three months ended March 31, 1997 from approximately $864 thousand for the three months ended March 31, 1996, an increase of approximately $4 million. In accordance with generally accepted accounting principles, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium deferred annuities were approximately $28.3 million and approximately $14.5 million during the three months ended March 31, 1997 and March 31, 1996, respectively. Management believes the increase in annuity considerations is due to the successful expansion of our Marketing Department.

    Policy Fee Income

    Universal life and investment type policy fee income was approximately $435 thousand for the three months ended March 31, 1997, as compared to approximately $479 thousand for the three months ended March 31, 1996. This represents approximately a 9.2% decrease.

    Net Investment Income

    Net investment income totaled approximately $48.6 million during the first three months of 1997, as compared to approximately $49.8 million during the first three months of 1996. This represents a decrease of approximately $1.2 million. Investment income from "other invested assets" totaled approximately $10.95 million during the first three months of 1997, as compared to approximately $11.3 million during the first three months of 1996. The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended March 31, 1997 and March 31, 1996 was approximately 9.5% and 9.5%, respectively.

    Realized Investment Gains and Losses

    Realized investment gains amounted to approximately $2.5 million during the first three months of 1997, as compared to approximately $1.5 million during the first three months of 1996. Realized investment gains were partially offset by realized investment losses of approximately $1.75 million and $300 thousand for the three months ended March 31, 1997 and March 31, 1996, respectively attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

    Total Benefits and Expenses

    Total benefits and expenses for the three months ended March 31, 1997 aggregated approximately $39.0 million, as compared to approximately $36.9 million for the three months ended March 31, 1996.
This represents an increase of $2.1 million from the first quarter of 1996.

    Interest Credited and Benefits to Policyholders

    Interest credited and other benefits to policyholders amounted to approximately $29.4 million for the three months ended March 31, 1997, as compared to approximately $29.6 million for the three months ended March 31, 1996. As a result of the increasing interest rate environment at the end of the first quarter of 1997, the Insurance Company raised its credited rate of interest on its newly issued single premium deferred annuity products and has increased rates overall on all of its other interest-sensitive products. In addition, the renewal rates on existing policies were increased on their respective renewal dates.

    The Insurance Company's average credited rate for reserves and account balances for the three months ended March 31, 1997 and 1996 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

    Interest Expense on Notes Payable

    The interest expense on the Company's notes payable amounted to approximately $1.3 million for the three months ended March 31, 1997, and approximately $1.3 million for the three months ended March 31, 1996. On May 6, 1997, Moody's Investors Service upgraded the senior note from Ba2 to Ba1.

    General Expenses, Taxes and Commissions

    General expenses, taxes and commissions to agents totaled approximately $4.8 million for the three months ended March 31, 1997, as compared to approximately $5.4 million for the three months ended March 31, 1996. This represents approximately a decrease of $616 thousand. The decrease principally is attributable to higher professional fees associated with the potential acquisition of Fidelity and higher investment management fees incurred in the first quarter of fiscal 1996. The decrease is partially offset by higher commissions incurred in the first quarter of 1997 associated with the higher level of sales in 1997.

    Deferred Policy Acquisition Costs

    Deferred Policy Acquisition Costs for the three months ended March 31, 1997 decreased approximately $1,434 thousand resulting in a credit of approximately $325 thousand, as compared to a charge of approximately $1,109 thousand for the three months ended March 31, 1996. This change is primarily attributable to an increase in the costs associated with new product sales which will be deferred and amortized in proportion to the recognition of earned revenues.

    Income Before Income Taxes

    For the reasons discussed above, income before income taxes amounted to approximately $18.6 million for the three months ended March 31, 1997, as compared to approximately $17.1 million for the three months ended March 31, 1996.

    Income Taxes

    Income tax expense was $6.0 million for the first three months of 1997 as compared to approximately $6.7 million for the first three months of 1996. This decrease is primarily attributable to higher income before income taxes and realized capital gains for the three months ended March 31, 1996.

    Net Income

    For the reasons discussed above, the Company had net income of approximately $12.5 million during the three months ended March 31, 1997 and net income of approximately $10.4 million during the three months ended March 31, 1996.

    Liquidity and Capital Resources

    The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company. During the first quarter of 1997, the Company's Board of Directors declared a quarterly cash dividend of $.05 per share payable on April 2, 1997. During the first quarter of 1997 the Company purchased and retired 189,000 shares of common stock.

    The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance
Company is subject to restrictions on the payment of dividends under New York law. New York law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first quarter of 1997 and 1996, the Insurance Company did not pay dividends to the Company. During the fiscal year
1996, the Insurance Company paid dividends of $15 million to the Company.

    Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $9.2 million and $16.0 million during the three months ended March 31, 1997 and 1996, respectively. Net cash provided by (used in) the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(9.6) million, and $(28.2) million during the three months ended March 31, 1997 and 1996, respectively.

    For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company are also considered to be a financing activity. In addition, as previously discussed, the Company participates in dollar roll repurchase agreements which are considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $(1.4) million, and $17.2 million during the three months ended March 31, 1997 and 1996, respectively. This fluctuation primarily is attributable to the increase in dollar roll repurchase agreements outstanding at March 31, 1997.

    The Company currently has one bank line of credit for $15 million of which $6 million is used at March 31, 1997.

    The indenture governing the senior notes contains covenants relating to limitations on additional indebtedness, restricted payments, liens and sale or issuance of capital stock of the Insurance Company. In the event the Company violates such covenants as defined in the indenture, the Company is obligated to offer to repurchase 25% of the outstanding principal amount of such notes. The Company believes that it is in compliance with all of the covenants. On May 6, 1997, Moody's Investors Service upgraded the senior notes from Ba2 to Ba1.

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

    To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 9.8% and 9.97% as of March 31, 1997, and December 31, 1996, respectively). The weighted average duration of the Company's investment portfolio was approximately six years as of March 31, 1997. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

    The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of March 31, 1997 and December 31, 1996, approximately 4.9% and 5.4%, respectively of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

    The Company maintains a portfolio which includes below investment grade securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of March 31, 1997 and December 31, 1996, the carrying value of these securities was approximately $126.1 million and $119.8 million, respectively (representing approximately 5.3% and 5.0% of the Company's total assets and 31.1% and 28.5%, respectively of shareholders' equity).

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

    As of March 31, 1997, approximately 7.4% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $55.0 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. The Company may make selective investments in additional limited partnerships as opportunities arise. Interests held by the Company in limited partnerships usually are not registered with the Commission and typically are illiquid. In addition, there can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

    As previously discussed, the Company participates in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $204.5 million and $200.9 million at March 31, 1997 and December 31, 1996, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

    As part of a proposed rehabilitation plan for Fidelity Mutual Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) stake in a Fidelity subsidiary insurance holding company. In addition, the Company had agreed to purchase $25 million of Senior Notes of such company. The Company was informed by the Pennsylvania Insurance Commissioner, that in response to the significant improvement in the invested assets of Fidelity, she has reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity. The Company disagreed with the Commissioner's actions and commenced litigation. Subsequently, the Company and the Commissioner have agreed to settle.

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

    In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 amends SFAS No. 125 by deferring for one year the effective date of paragraph 15 of SFAS No. 125, addressing secured borrowings and collateral, and for repurchase agreement, dollar roll, security lending and similar transactions, of paragraphs 9 through 12 and 237(b) of SFAS No. 125. Management has not yet determined the impact of SFAS No. 125 and 127 on the Company.


                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 12, 1997, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    a)  Exhibits

       None

    b)  Reports on Form 8-K

       During the quarter ended March 31, 1997, the Company did not file a current report on Form 8-K.


                 PRESIDENTIAL LIFE CORPORATION
                         MARCH 31, 1997



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Presidential Life Corporation
                                        (Registrant)


Date:  May 12, 1997             /s/ Herbert Kurz
                              Herbert Kurz, President and Duly
                              Authorized Officer of the Registrant

Date:  May 12, 1997             /s/ Michael V. Oporto
                              Michael V. Oporto, Principal
                              Accounting Officer of the Registrant