Form 10-Q
period 1997-06-30
PRESIDENTIAL LIFE CORP
filed 1997-08-12
CIK 80124

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

     There were 32,697,736 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on August 11, 1997.


                                      INDEX

Part I - Financial Information                                   Page No.

Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets June 30, 1997
   (Unaudited) and December 31, 1996 . . . . . . . . . . . . . . . . .3

   Consolidated Statements of Income (Unaudited) - For
   the Six Months Ended June 30, 1997 and 1996 . . . . . . . . . . . .4

   Consolidated Statements of Income (Unaudited) - For
   the Three Months Ended June 30, 1997 and 1996 . . . . . . . . . . .5

   Consolidated Statements of Shareholders'
   Equity (Unaudited) - For the Six Months Ended
   June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . .6

   Consolidated Statements of Cash Flows (Unaudited) - For
   the Six Months Ended June 30, 1997 and 1996 . . . . . . . . . . . .7

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

                                                    June 30,      December 31,
                                                      1997            1996
                                                   (UNAUDITED)


ASSETS:
Investments:
   Fixed maturities:
    Available for sale at market (Cost of
     $1,785,885 and $1,761,417,
     respectively)                                $1,845,594       $1,823,349
   Common stocks (Cost of $37,141 and
     $33,621, respectively)                           49,667           42,059
   Mortgage Loans                                     18,251           18,622
   Real Estate                                           419              426
   Policy Loans                                       18,229           18,068
   Short-term investments                            229,257          240,038
   Other invested assets                             203,636          176,103
          Total investments                        2,365,053        2,318,665

Cash and cash equivalents                                214              819
Accrued investment income                             24,980           32,474
Deferred policy acquisition costs                     39,304           39,783
Furniture and equipment, net                             414              329
Amounts due from reinsurers                            6,983            7,775
Other assets                                           1,359            1,532
Assets held in separate account                        5,173            5,548
          TOTAL ASSETS                            $2,443,480       $2,406,925

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
   Policyholders' account balances                $1,257,366       $1,260,545
   Future policy benefits:
    Annuity                                          371,298          365,321
    Life and accident and health                      50,577           49,859
   Other policy liabilities                            3,045            2,690
          Total policy liabilities                 1,682,286        1,678,415
Dollar Repurchase Agreements                         205,962          200,883
Note payable                                          50,000           50,000
Short-term note payable                               12,500            5,000
Deposits on policies to be issued                      2,668            1,270
Deferred federal income taxes                         30,280           31,649
General expenses and taxes accrued                     7,069            7,294
Other liabilities                                      1,672            3,803
Liabilities related to separate account                5,173            5,548
          Total liabilities                        1,997,610        1,983,862

Shareholders' Equity:
   Capital stock ($.01 par value, authorized
    100,000,000 shares, issued and outstanding
    32,697,701 shares in 1997 and 32,992,835
    shares in 1996)                                      327              330
   Additional paid in capital                         19,727           24,023
   Net unrealized investment gains                    41,756           40,294
   Retained earnings                                 384,060          358,416

    Total Shareholders' Equity                       445,870          423,063

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $2,443,480       $2,406,925


The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.



              PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)

                                                     SIX MONTHS ENDED
                                                          JUNE 30
                                                        (UNAUDITED)

                                                   1997              1996


REVENUES:
   Insurance Revenues:
     Premiums                                 $     1,098        $     1,277
     Annuity considerations                         7,978              2,319
     Universal life and investment
        type policy fee income                        956                991
   Net investment income                           98,022             93,941
   Realized investment gains                       11,013              9,728
   Other income                                     2,995              1,551

           TOTAL REVENUES                         122,062            109,807

BENEFITS AND EXPENSES:
   Death and other life insurance benefits          3,100              3,108
   Annuity benefits                                18,824             17,993
   Interest credited to policyholders'
     account balances                              37,435             37,381
   Interest expense on notes payable                2,780              2,512
   Other interest and other charges                   228                245
   Increase in liability for future
     policy benefits                                7,116              1,000
   Commissions to agents, net                       1,896              1,209
   General expenses and taxes                       7,752              6,958
   Decrease in deferred policy
     acquisition costs                                842              1,877

           TOTAL BENEFITS AND EXPENSES             79,973             72,283

Income before income taxes                         42,089             37,524
Provision (benefit) for income taxes
   Current                                         15,308             14,028
   Deferred                                        (2,139)            (1,178)
                                                   13,169             12,850

NET INCOME                                    $    28,920        $    24,674

Income per share                              $       .88        $       .74

Weighted average number of shares
outstanding during the period                  32,816,821         33,349,913


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



              PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)

                                                   THREE MONTHS ENDED
                                                        JUNE 30
                                                      (UNAUDITED)

                                                   1997              1996


REVENUES:
   Insurance Revenues:
     Premiums                                 $       862        $       935
     Annuity considerations                         3,078              1,455
     Universal life and investment
        type policy fee income                        521                512
   Net investment income                           49,399             44,188
   Realized investment gains                        8,503              8,249
   Other income                                     2,176                545

           TOTAL REVENUES                          64,539             55,884

BENEFITS AND EXPENSES:
   Death and other life insurance benefits          1,607              1,472
   Annuity benefits                                 9,604              8,976
   Interest credited to policyholders'
     account balances                              18,915             18,468
   Interest expense on notes payable                1,436              1,254
   Other interest and other charges                   110                172
   Increase (decrease) in liability for
     future policy benefits                         3,312              1,534
   Commissions to agents, net                         856                625
   General expenses and taxes                       4,015              2,149
   Decrease in deferred policy
     acquisition costs                              1,167                768

           TOTAL BENEFITS AND EXPENSES             41,022             35,418

Income before income taxes                         23,517             20,466

Provision (benefit) for income taxes
   Current                                          8,138              6,562
   Deferred                                          (993)              (412)
                                                    7,145              6,150

NET INCOME                                    $    16,372        $    14,316

Income per share                              $       .50        $       .43

Weighted average number of shares
outstanding during the period                  32,712,132          33,223,706


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



              PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                (UNAUDITED)

                                        Net
                            Additional  Unrealized
                  Capital   Paid-in-    Investment      Retained
                  Stock     Capital     Gains (Losses)  Earnings      Total


Balance at
December 31,
1995              $335      $30,130     $ 61,732        $308,863     $401,060

Net Income                                                24,674       24,674

Issuance of
Shares Under
Stock Option
Plan                             44                                        44

Purchase and
Retirement
of Stock             (3)     (3,121)                                   (3,124)

Change in
Unrealized
Investment
Gains, Net                               (38,787)                     (38,787)

Dividends
paid to
Shareholders
(.07 per
share)                                                   (2,325)       (2,325)

Balance at
June 30,
1996              $332      $27,053     $ 22,945       $331,212      $381,542

Balance at
December 31,
1996              $330      $24,023     $ 40,294       $358,416      $423,063

Net Income                                               28,920        28,920

Issuance of
Shares Under
Stock Option
Plan                              2                                         2

Purchase and
Retirement
of Stock            (3)      (4,298)                                   (4,301)

Change in
Unrealized
Investment
Gains, Net                                 1,462                        1,462

Dividends
paid to
Shareholders
(.10 per
share)                                                   (3,276)       (3,276)

Balance at
June 30,
1997              $327      $19,727     $ 41,756       $384,060      $445,870


The accompanying notes are an integral part of the Unaudited Consolidated
Financial Statements.



               PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                                       SIX MONTHS ENDED
                                                            JUNE 30
                                                          (UNAUDITED)

                                                      1997             1996


OPERATING ACTIVITIES:
 Net income                                       $    28,920      $   24,674
 Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
     Provision (benefit) for deferred income taxes     (2,139)         (1,178)
     Depreciation and amortization                        258             247
     Net accrual of discount on fixed maturities         (376)           (750)
     Realized investment losses (gains)               (11,013)         (9,728)
 Changes in:
     Accrued investment income                          7,494           3,859
     Deferred policy acquisition cost                     842             768
     Federal income tax recoverable                    (1,130)            477
     Liability for future policy benefits               6,695          (1,012)
     Other items                                          (46)          9,191

        Net Cash Provided by
          Operating Activities                         29,505          26,548

INVESTING ACTIVITIES:
 Fixed Maturities:
   Available for Sale:
     Acquisitions                                    (122,852)       (200,435)
     Sales                                              4,369           9,147
     Maturities, calls and repayments                  87,959         186,969
 Common Stocks:
     Acquisitions                                     (12,778)         (6,519)
     Sales                                             26,702          14,393
 Decrease (increase) in short term
   investments and policy loans                        10,620          (6,443)
 Other Invested Assets:
   Additions to other invested assets                 (67,870)        (38,245)
   Distributions from other invested assets            40,337          16,884
 Purchase of property and equipment                      (189)           (104)
 Mortgage loans on real estate                            371              42

        Net Cash Provided by (Used in)
          Investing Activities                        (33,331)        (24,311)

FINANCING ACTIVITIES:
 Proceeds from Dollar Repurchase Agreements         1,192,909       1,000,082
 Repayment of Dollar Repurchase Agreements         (1,187,830)       (977,908)
 Decrease in policyholders' account balances           (3,179)        (19,345)
 Repurchase of common stock                            (4,301)         (3,077)
 Proceeds from line of credit                           7,500               0
 Deposits on policies to be issued                      1,398          (2,155)
 Dividends paid to shareholders                        (3,276)         (2,326)

        Net Cash Provided by (Used in)
          Financing Activities                          3,221          (4,729)

 Increase (decrease) in Cash and Cash
   Equivalents                                           (605)         (2,492)

Cash and Cash Equivalents at Beginning of Year            819          (1,874)

Cash and Cash Equivalents at End of Period        $       214      $   (4,366)

Supplemental Cash Flow Disclosure:

 Income Taxes Paid                                $    16,939      $   14,006

 Interest Paid                                    $     2,534      $    2,375


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

     B.  Basis of Presentation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1996.

     C.  Investments

     Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs of approximately $8.0 million and $8.4 million, and deferred Federal income taxes of approximately $18.1 million and $18.6 million at June 30, 1997 and December 31, 1996, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

     "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. Limited partnership interests usually are not registered and typically are illiquid. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of June 30, 1997 and December 31, 1996. As of June 30, 1997, the Company was committed to contribute, if called upon, an aggregate of approximately $94.4 million of additional capital to certain of these limited partnerships.

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

     As part of a proposed rehabilitation plan for Fidelity Mutual Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) interest in a Fidelity subsidiary insurance holding company. In addition, the Company had agreed to purchase $25 million of Senior Notes of such company. The Company was informed by the Pennsylvania Insurance Commissioner, that in response to the significant improvement in the invested assets of Fidelity, she has reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity. The Company disagreed with the Commissioner's actions and commenced litigation which was settled in the second quarter of 1997. As part of the settlement, the Company received $1.7 million. Such amount is included in other income in the accompanying financial statements.

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

2.  INVESTMENTS

     Investments in U.S. Government & Government Agencies with an aggregate carrying value of $561,614,000 represent investments owned in any one issuer that aggregate 10% or more of Shareholders' Equity as of June 30, 1997.

     Securities with a carrying value of approximately $5.2 million were on deposit with various state insurance departments to comply with applicable insurance laws.


3.  NOTES PAYABLE

     Notes payable at June 30, 1997 and December 31, 1996 consists of a $50 million, 9 1/2% Senior Note ("Senior Note") due December 15, 2000. Interest is payable June 15 and December 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of June 30, 1997, such unamortized costs were $1.0 million. There are no principal payments required for the senior notes over the next three years and the total principal is due on December 15, 2000. The senior note is callable after December 14, 1998.

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

     The Company has one bank line of credit in the amount of $15,000,000 and provides for interest on borrowings based on market indices. At June 30, 1997 the Company has $12,500,000 outstanding under the line of credit.

4.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

     The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the six months ended June 30, 1997 reflect the reduction in the deferred tax asset as of June 30, 1997. The Company's effective tax rates for the six months ended June 30, 1997 and 1996 were 31.3% and 34.2%, respectively.

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

     In June, 1997 the Insurance Company was notified that its A.M. Best rating was reaffirmed at "A-(Excellent)." During the second quarter of 1997, the Insurance Company was notified that its Standard & Poor's claims-paying rating was upgraded from BBBq to Aq and that its Moody's Investors Financial strength rating was upgraded from Baa3 to Baa2.

     Results of Operations

     Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1996.

     Revenues

     Annuity Considerations and Life Insurance Premiums

     Total annuity considerations and life insurance premiums increased to approximately $9.1 million for the six months ended June 30, 1997 from approximately $3.6 million for the six months ended June 30, 1996. Of this amount, annuity considerations increased to approximately $8.0 million for the six months ended June 30, 1997 from approximately $2.3 million for the six months ended June 30, 1996. In accordance with generally accepted accounting principles, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium deferred annuities were approximately $50.6 million for the six months ended June 30, 1997 compared to $30.8 million for the six months ended June 30, 1996. Management believes the increase in annuity considerations is due to the successful expansion of our Marketing Department.

     Policy Fee Income

     Universal life and investment type policy fee income was approximately $956 thousand for the six months ended June 30, 1997, as compared to approximately $991 thousand for the six months ended June 30, 1996. Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

     Net Investment Income

     Net investment income totaled approximately $98.0 million for the six months ended June 30, 1997, as compared to approximately $93.9 million for the six months ended June 30, 1996. This represents an increase of approximately 4.3%. Investment income from "other invested assets" totaled approximately $22.7 million during the first six months of 1997, as compared to $17.3 million during the first six months of 1996. The Company's ratio of net investment income to average cash and invested assets less net investment income for the six months ended June 30, 1997 and June 30, 1996 were 9.47% and 8.7%, respectively.

     Realized Investment Gains and Losses

     Realized investment gains amounted to approximately $11.0 million during the six months ended June 30, 1997, as compared to approximately $9.7 million during the six months ended June 30, 1996. Realized investment gains were partially offset by realized investment losses of approximately $2.1 million and $3.3 million for the six months ended June 30, 1997 and 1996, respectively attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

     Other Income

     The increase in other income is the result of the settlement in the second quarter of 1997 of the litigation with Fidelity Mutual Life Insurance Company.

     Total Benefits and Expenses

     Total benefits and expenses for the six months ended June 30, 1997 aggregated approximately $80.0 million, as compared to approximately $72.3 million for the six months ended June 30, 1996, an increase of approximately 10.6%. The reasons for this increase are discussed under the respective components below.

     Interest Credited and Benefits to Policyholders

     Interest credited and benefits to policyholders aggregated approximately $66.7 million for the six months ended June 30, 1997, as compared to approximately $59.7 million for the six months ended June 30, 1996. The increase is primarily attributable to the increase in the liability for future policy benefits during the six months ended June 30, 1997 as a result of the increase in annuity considerations received during the period. As a result of the interest rate environment during the second quarter of 1997, the Insurance Company increased its credited rate of interest on its newly issued single premium deferred annuity products and has increased rates overall on its other interest-sensitive products. In addition, the renewal rates on existing policies were increased on their respective renewal dates.

     The Insurance Company's average credited rate for reserves and account balances for the six months ended June 30, 1997 and 1996 were less than the Company's ratio of net investment income to mean invested assets for the same periods as noted above under "Net Investment
Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

     Interest Expense on Notes Payable

     The interest expense on the Company's notes payable was approximately $2.8 million for the six months ended June 30, 1997, as compared to approximately $2.5 million for the six months ended June 30, 1996. The increase is attributable to the increase in the Company's short term note payable. On May 6, 1997, Moody's Investors Service upgraded the senior note from Ba2 to Ba1.

     General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents aggregated approximately $9.6 million for the six months ended June 30, 1997, as compared to approximately $8.2 million for the six months ended June 30, 1996, an increase of approximately 18.1%. The increase principally is attributable to higher commissions and selling expenses incurred in the first six months of 1997 associated with the higher level of sales in the first six months of 1997. In addition, the Company incurred higher guaranty fund assessments during the second quarter of 1997.

     Deferred Policy Acquisition Costs

     Deferred Policy Acquisition Costs for the six months ended June 30, 1997 decreased approximately $1.0 million resulting in a charge of $842 thousand, as compared to a charge of approximately $1.9 million for the six months ended June 30, 1996. This change is primarily attributable to an increase in the costs associated with new product sales which will be deferred and amortized in proportion to the recognition of earned revenue.

     Income Before Income Taxes

     For the reasons discussed above, income before income taxes amounted to approximately $42.1 million for the six months ended June 30, 1997, as compared to approximately $37.5 million for the six months ended June 30, 1996.

     Income Taxes

     Income tax expense was $13.2 million for the six months ended June 30, 1997 as compared to approximately $12.9 million for the six months ended June 30, 1996. The increase is primarily attributable to higher income from operations and realized capital gains for the six months ended June 30, 1997.

     Net Income

     For the reasons discussed above, the Company had net income of approximately $28.9 million during the six months ended June 30, 1997, as compared to net income of approximately $24.7 million during the six months ended June 30, 1996.

     Liquidity and Capital Resources

     The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on its investments (exclusive of those held by the Insurance Company) and rent from its real estate. During the second quarter of 1997, the Company's Board of Directors declared a quarterly cash dividend of $.05 per share payable on July 1, 1997. During the second quarter of 1997 the Company purchased and retired 106,500 shares of common stock. For the six months ended June 30, 1997, the Company has purchased and retired 295,500 shares of common stock. The Company is authorized to purchase an additional 309,000 shares of common stock.

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York State law. New York State law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first six months of 1997, the Insurance Company paid dividends to the Company of $24.8 million. During the fiscal year 1996, the Insurance Company paid dividends of $15 million to the Company.

     Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies (including withdrawals and surrender payments), operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $29.5 million and $26.5 million during the six months ended June 30, 1997 and 1996, respectively. Net cash provided by (used in) the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(33.3) million and $(24.3) million during the six months ended June 30, 1997 and 1996, respectively.

     For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company also are considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $3.2 million and $(4.7) million during the six months ended June 30, 1997 and 1996, respectively. This fluctuation primarily is attributable to the increased activity in dollar roll repurchase agreements and amount outstanding under the bank line of credit during the six months ended June 30, 1997.

     The Company currently has one bank line of credit for $15 million of which $12.5 million is used at June 30, 1997.

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

     To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 9.4% and 9.97% as of June 30, 1997 and December 31, 1996, respectively). The McCaulay's duration of the Company's investment portfolio was approximately 5.5 years as of June
30, 1997. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold for various reasons. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

     The Company maintains a portfolio which includes below investment grade debt securities which were purchased to achieve a more favorable investment yield all of which are classified as available for sale and reported at fair value. As of June 30, 1997 and December 31, 1996, the carrying value of these securities was approximately $128.3 million and $119.8 million, respectively, (representing approximately 5.2% and 5.0%, respectively, of the Company's total assets and 28.8% and 28.5% respectively, of shareholders' equity).

     The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of June 30, 1997 and December 31, 1996, approximately 4.9% and 5.4%, respectively of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

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

     As of June 30, 1997, approximately 8.6% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 1C to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $94.4 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. The Company may make selective investments in additional limited partnerships as opportunities arise. Pursuant to NYSDI regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. Interests held by the Company in limited partnerships usually are not registered with the Commission and typically are illiquid. In addition, there can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

     As previously discussed, during the first and second quarters of fiscal 1997 and in fiscal 1996, the Company participated in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $206.0 million and $200.9 at June 30, 1997 and December 31, 1996, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

     As part of a proposed rehabilitation plan for Fidelity Mutual Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) interest in a Fidelity subsidiary insurance holding company. In addition, the Company had agreed to purchase $25 million of Senior Notes of such company. The Company was informed by the Pennsylvania Insurance Commissioner, that in response to the significant improvement in the invested assets of Fidelity, she has reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity. The Company disagreed with the Commissioner's actions and commenced litigation which was settled in the second quarter of 1997. As part of the settlement, the Company received $1.7 million.

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

     Effects of Inflation and Interest Rate Changes

     Management does not believe that inflation has had a material adverse effect on the Company's consolidated results of operations. The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline, the Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates, and vice versa. Management is aware that prevailing market interest rates frequently shift and, accordingly, the Company has adopted strategies which are designed to address either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company's average cost of funds would be expected to increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. Concurrently, the Company would attempt to place new funds in investments which were matched in duration to, and higher yielding than, the liabilities assumed.
Management believes that liquidity necessary to fund withdrawals would be available through income, cash flow, the Company's cash reserves or from the sale of short-term investments. In a declining interest rate environment, the Company's cost of funds would be expected to decrease over time, reflecting lower interest crediting rates on its fixed annuities. Should increased liquidity be required for withdrawals, management believes that the Company's investments which are designated as available for sale in the Company's consolidated balance sheet could be sold without materially adverse consequences in light of the general strengthening which would be expected in the fixed maturity security market.

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


                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 11, 1997, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.


Item 2.  Changes in Securities

          None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

          a)  Exhibits

               None

          b)  Reports on Form 8-K

               During the quarter ended June 30, 1997, the Company did not file a current report on Form 8-K.


                    PRESIDENTIAL LIFE CORPORATION
                            JUNE 30, 1997


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Presidential Life Corporation
                                        (Registrant)


Date:  August 11, 1997           /s/ Herbert Kurz
                                 Herbert Kurz, President and Duly
                                 Authorized Officer of the Registrant

Date:  August 11, 1997           /s/ Michael V. Oporto
                                 Michael V. Oporto, Principal
                                 Accounting Officer of the Registrant