Form 10-Q
period 1997-09-30
PRESIDENTIAL LIFE CORP
filed 1997-11-10
CIK 80124

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

     There were 32,621,161 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on November 5, 1997.

                                      INDEX


Part I - Financial Information                                  Page No.

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets September 30, 1997
     (Unaudited) and December 31, 1996.............................      3

     Consolidated Statements of Income (Unaudited) - For
     the Nine Months Ended September 30, 1997 and 1996.............      4

     Consolidated Statements of Income (Unaudited) - For
     the Three Months Ended September 30, 1997 and 1996............      5

     Consolidated Statements of Shareholders'
     Equity (Unaudited) - For the Nine Months Ended
     September 30, 1997 and 1996...................................      6

     Consolidated Statements of Cash Flows (Unaudited) - For
     the Nine Months Ended September 30, 1997 and 1996.............      7

     Notes to (Unaudited) Consolidated Financial Statements........     8-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............    11-17


Part II - Other Information.........................................     18

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

                                                  September 30,  December 31,
                                                      1997           1996
                                                   (UNAUDITED)


ASSETS:
Investments:
   Fixed maturities:
    Available for sale at market (Cost of
    $1,803,859 and $1,761,417, respectively)      $1,906,457     $1,823,349
   Common stocks (Cost of $39,602 and
    $33,621, respectively)                            59,454         42,059
   Mortgage Loans                                     18,061         18,622
   Real Estate                                           418            426
   Policy Loans                                       18,124         18,068
   Short-term investments                            238,918        240,038
   Other invested assets                             212,226        176,103
    Total investments                              2,453,658      2,274,408

Cash and cash equivalents                             (1,534)           819
Accrued investment income                             29,354         32,474
Deferred policy acquisition costs                     35,263         39,783
Furniture and equipment, net                             541            329
Amounts due from reinsurers                            7,696          7,775
Other assets                                           1,561          1,532
Assets held in separate account                        5,363          5,548
    TOTAL ASSETS                                  $2,531,902     $2,406,925

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
   Policyholders' account balances                $1,270,635     $1,260,545
   Future policy benefits:
    Annuity                                          377,376        365,321
    Life and accident and health                      50,463         49,859
   Other policy liabilities                            3,691          2,690
    Total policy liabilities                       1,702,165      1,678,415
Dollar Repurchase Agreements                         206,585        200,883
Note payable                                          50,000         50,000
Short-term note payable                               21,500          5,000
Deposits on policies to be issued                      3,802          1,270
Deferred federal income taxes                         46,100         31,649
General expenses and taxes accrued                     8,388          7,294
Other liabilities                                        700          3,803
Liabilities related to separate account                5,363          5,548
    Total liabilities                              2,044,603      1,983,862

Shareholders' Equity:
   Capital stock ($.01 par value, authorized
    100,000,000 shares, issued and outstanding
    32,620,986 shares in 1997 and 32,992,835
    shares in 1996)                                      326            330
   Additional paid in capital                         18,269         24,023
   Net unrealized investment gains                    70,588         40,294
   Retained earnings                                 398,116        358,416

    Total Shareholders' Equity                       487,299        423,063

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $2,531,902     $2,406,925


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



              PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)

                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30
                                                     (UNAUDITED)

                                                1997               1996


REVENUES:
 Insurance revenues:
   Premiums                                $     1,982         $     2,138
   Annuity considerations                       14,808               5,663
   Universal life and investment
     type policy fee income                      1,522               1,485
 Net investment income                         142,466             136,899
 Realized investment gains                      20,531              17,212
 Other income                                    3,739               2,385

        TOTAL REVENUES                         185,048             165,782

BENEFITS AND EXPENSES:
 Death and other life insurance benefits         5,126               4,698
 Annuity benefits                               28,299              27,155
 Interest credited to policyholders'
   account balances                             56,638              55,820
 Interest expense on notes payable               4,415               3,774
 Other interest and other charges                  371                 358
 Change in liability for future
   policy benefits                              12,420               2,855
 Commissions to agents, net                      3,442               2,213
 General expenses and taxes                     10,016               9,216
 Change in deferred policy
   acquisition costs                              (627)              2,243

        TOTAL BENEFITS AND EXPENSES            120,100             108,332

Income before income taxes                      64,948              57,450

Provision (benefit) for income taxes
   Current                                      21,871              20,684
   Deferred                                     (1,861)             (1,992)
                                                20,010              18,692

NET INCOME                                 $    44,938         $    38,758

Income per share                           $      1.37         $      1.16

Weighted average number of shares
outstanding during the period               32,772,968          33,254,751


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



              PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)


                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30
                                                     (UNAUDITED)

                                                1997               1996


REVENUES:
 Insurance revenues:
   Premiums                                $       884         $       861
   Annuity considerations                        6,831               3,344
   Universal life and investment
     type policy fee income                        566                 494
 Net investment income                          44,444              42,958
 Realized investment gains                       9,518               7,484
 Other income                                      743                 834

        TOTAL REVENUES                          62,986              55,975

BENEFITS AND EXPENSES:
 Death and other life insurance benefits         2,026               1,590
 Annuity benefits                                9,475               9,162
 Interest credited to policyholders'
   account balances                             19,204              18,439
 Interest expense on notes payable               1,634               1,262
 Other interest and other charges                  143                 113
 Change in liability for future
   policy benefits                               5,304               1,855
 Commissions to agents, net                      1,546               1,004
 General expenses and taxes                      2,264               2,258
 Change in deferred policy
   acquisition costs                            (1,468)                366

        TOTAL BENEFITS AND EXPENSES             40,128              36,049

Income before income taxes                      22,858              19,926

Provision (benefit) for income taxes
 Current                                         6,563               6,656
 Deferred                                          277                (814)
                                                 6,840               5,842

NET INCOME                                 $    16,018         $    14,084

Income per share                           $       .49         $       .42

Weighted average number of shares
outstanding during the period               32,686,691          33,066,495


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



               PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)


                                      Net
                          Additional  Unrealized
                Capital   Paid-in-    Investment       Retained
                Stock     Capital     Gains (Losses)   Earnings      Total


Balance at
December
31, 1995        $335      $30,130     $61,732          $308,863      $401,060

Net income                                               38,758        38,758

Issuance of
Shares Under
Stock Option
Plan                          193                                         193

Purchase and
Retirement
of Stock          (6)      (6,231)                                     (6,237)

Change in
Unrealized
Investment
Gains, Net                            (38,128)                        (38,128)


Dividends
Paid to
Shareholders
(.07 per
share)                                                   (2,327)       (2,327)

Balance at
September
30, 1996        $329      $24,092     $23,604          $345,294      $393,319


Balance at
December
31, 1996        $330      $24,023     $40,294          $358,416      $423,063

Net Income                                               44,938        44,938

Issuance of
Shares Under
Stock Option
Plan                            4                                           4

Purchase and
Retirement
of Stock          (4)      (5,758)                                     (5,762)

Change in
Unrealized
Investment
Gains, Net                             30,294                          30,294

Dividends
paid to
Shareholders
(.16 per
share)                                                   (5,238)       (5,238)

Balance at
September
30, 1997        $326      $18,269     $70,588          $398,116      $487,299


The accompanying notes are an integral part of the Unaudited Consolidated
Financial Statements.



               PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                          (UNAUDITED)

                                                       1997           1996


OPERATING ACTIVITIES:
 Net income                                        $   44,938     $   38,758
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Provision (benefit) for deferred income taxes     (1,861)        (1,992)
     Depreciation and amortization                        361            370
     Net accrual of discount on fixed maturities       (1,800)        (1,009)
     Realized investment losses (gains)               (20,531)       (17,212)
 Changes in:
     Accrued investment income                          3,120           (409)
     Deferred policy acquisition costs                   (627)         2,243
     Federal income tax payable                        (2,838)           477
     Liabilities for future policy benefits            12,659          3,123
     Other items                                        1,220          2,490

       Net Cash Provided by
         Operating Activities                          34,641         26,839

INVESTING ACTIVITIES:
 Fixed Maturities:
   Available For Sale:
     Acquisitions                                    (285,667)      (236,274)
     Sales                                             10,363         11,682
     Maturities, calls and repayments                 221,804        216,202
 Common Stocks:
   Acquisitions                                       (15,558)        (9,552)
   Sales                                               43,090         39,408
 Decrease (increase) in short term investments
   and policy loans                                     1,064        (22,532)
 Other Invested Assets:
   Additions to other invested assets                 (80,899)       (47,695)
   Distributions from other invested assets            44,776         23,700
 Purchase of property and equipment                      (352)          (152)
 Mortgage loans on real estate                            561            214

     Net Cash (Used in)
       Investing Activities                           (60,818)       (24,999)

FINANCING ACTIVITIES:
 Proceeds from Dollar Repurchase Agreements         1,814,159      1,644,739
 Repayment of Dollar Repurchase Agreements         (1,808,457)    (1,618,662)
 Increase (decrease) in policyholders'
    account balances                                   10,090        (19,671)
 Proceeds from line of credit                          16,500              0
 Repurchase of common stock                            (5,762)        (6,238)
 Deposits on policies to be issued                      2,532           (439)
 Dividends paid to shareholders                        (5,238)        (2,327)

     Net Cash Provided by (Used in)
       Financing Activities                            23,824         (2,598)

Decrease in Cash and Cash Equivalents                  (2,353)          (758)

Cash and Cash Equivalents at Beginning of Year            819         (1,874)

Cash and Cash Equivalents at End of Period         $   (1,534)    $   (2,632)

Supplemental Cash Flow Disclosure:

 Income Taxes Paid                                 $   24,710     $   17,073

 Interest Paid                                     $    2,540     $    2,375


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

     B.  Basis of Presentation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1996.

     C.  Investments

     Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs of approximately $13.8 million and $8.4 million, and deferred Federal income taxes of approximately $31.1 million and $18.6 million at September 30, 1997 and December 31, 1996, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

     "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of September 30, 1997 and December 31, 1996. As of September 30, 1997, the Company was committed to contribute, if called upon, an aggregate of approximately $82.6 million of additional capital to certain of these limited partnerships.

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

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which establishes new standards for computing and presenting income per share data. SFAS 128, which is effective for financial statements issued for periods ending after December 15, 1997, requires restatement of all prior-period income per share data presented. The adoption of SFAS 128 is not expected to have an impact on the Company's current and prior period income per share data.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997.

2.  INVESTMENTS

     Investments in U.S. Government & Government Agencies with an aggregate carrying value of $481,826,000 represent investments owned in any one issuer that aggregate 10% or more of Shareholders' Equity as of September 30, 1997.

     Securities with a carrying value of approximately $5.3 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3.  NOTES PAYABLE

     Notes payable at September 30, 1997 and December 31, 1996 consist of a $50 million, 9 1/2% Senior Note ("Senior Note") due December 15, 2000. Interest is payable June 15 and December 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of September 30, 1997, such unamortized costs were $947 thousand. There are no principal payments required for the senior notes over the next three years and the total principal is due on December 15, 2000. The senior note is callable after December 14, 1998.

     Covenants

     The indenture governing the senior note contains covenants relating to limitations on additional indebtedness, restricted payments, liens and sale or issuance of capital stock of the Insurance Company. In the event the Company violates such covenants as defined in the indenture, the Company is obligated to offer to repurchase 25% of the outstanding principal amount of such notes. The Company believes that it is in compliance with all of the covenants.

     The short-term note payable is a bank line of credit in the amount of $25,000,000 which provides for interest on borrowings based on market indices. At September 30, 1997 the Company had $21,500,000 outstanding under the line of credit of which $4,000,000 was repaid on October 1, 1997.

4.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and a valuation allowance.

     The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the nine months ended September 30, 1997 reflect the reduction in the deferred tax asset as of September 30, 1997. The Company's effective tax rates for the nine months ended September 30, 1997 and 1996 were 30.8% and 32.5%, respectively.

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

     In June, 1997 the Insurance Company was notified that its A.M. Best rating was reaffirmed at "A- (Excellent)." During the second quarter of 1997, the Insurance Company was notified that its Standard & Poor's claims-paying rating was upgraded from BBBq to Aq and that its Moody's Investors Financial strength rating was upgraded from Baa3 to Baa2.

     Results of Operations

     Comparison of Nine Months Ended September 30, 1997 to Nine Months Ended September 30, 1996.

     Revenues

     Annuity Considerations and Life Insurance Premiums

     Total annuity considerations and life insurance premiums increased to approximately $16.8 million for the nine months ended September 30, 1997 from approximately $7.8 million for the nine months ended September 30, 1996, an increase of approximately 115.2%. Of this amount, annuity considerations increased to approximately $14.8 million for the nine months ended September 30, 1997 from approximately $5.7 million for the nine months ended September 30, 1996, an increase of approximately 161.5%. In accordance with generally accepted accounting principles, sales of single premium deferred annuities and universal life products are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium deferred annuities were approximately $94.9 million for the nine months ended September 30, 1997 compared to $60.6 million for the nine months ended September 30, 1996. Management believes the increase in annuity considerations is due to the successful expansion of our Marketing Department.

     Policy Fee Income

     Universal life and investment type policy fee income was approximately $1.5 million for the nine months ended September 30, 1997, as compared to approximately $1.5 million for the nine months ended September 30, 1996. Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

     Net Investment Income

     Net investment income totaled approximately $142.5 million for the nine months ended September 30, 1997, as compared to approximately $136.9 million for the nine months ended September 30, 1996. This represents an increase of approximately 4.1%. Investment income from "other invested assets" totaled approximately $29.7 million during the nine months ended September 30, 1997, as compared to approximately $23.7 million during the nine months ended September 30, 1996. The Company's ratio of net investment income to average cash and invested assets less net investment income for the nine months ended September 30, 1997 was 8.67% and for the nine months ended September 30, 1996 was 9.0%, respectively.

     Realized Investment Gains and Losses

     Realized investment gains amounted to approximately $20.5 million during the nine months ended September 30, 1997, as compared to approximately $17.2 million of gains during the nine months ended September 30, 1996. Realized investment gains for the nine months ended September 30, 1997 and 1996 were partially offset by realized investment losses of approximately $2.1 million and $0.9 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

     Other Income

     The increase in other income is the result of the settlement in the second quarter of 1997 of the litigation with Fidelity Mutual Life Insurance Company.

     Total Benefits and Expenses

     Total benefits and expenses for the nine months ended September 30, 1997 aggregated approximately $120.1 million, as compared to approximately $108.3 million for the nine months ended September 30, 1996, an increase of approximately 10.9%. The reasons for this increase are discussed under the respective components below.

     Interest Credited and Benefits to Policyholders

     Interest credited and benefits to policyholders aggregated approximately $90.1 million for the nine months ended September 30, 1997, as compared to approximately $87.7 million for the nine months ended September 30, 1996. This represents an increase of approximately 2.7%. The increase is attributable to the increase in policyholders' account balances as of September 30, 1997. As a result of the interest rate environment during the third quarter of 1997, the Insurance Company decreased its credited rate of interest on its newly issued deferred annuity products and decreased rates overall on its other interest-sensitive products. In addition, the renewal rates on existing policies were decreased on their respective renewal dates.

     The Insurance Company's average credited rate for reserves and account balances for the nine months ended September 30, 1997 and 1996 was less than the Company's ratio of net investment income to mean invested assets for the same periods as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

     Interest Expense on Notes Payable

     The interest expense on the Company's notes payable was approximately $4.4 million for the nine months ended September 30, 1997, as compared to approximately $3.8 million for the nine months ended September 30, 1996. The increase is attributable to the increase in the Company's short term note payable. On May 6, 1997, Moody's Investors Service upgraded the senior note from Ba2 to Ba1.

     General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents aggregated approximately $13.5 million for the nine months ended September 30, 1997, as compared to approximately $11.4 million for the nine months ended September 30, 1996, an increase of approximately 17.8%. The increase principally is attributable to higher commissions and selling expenses incurred in the first nine months of 1997 associated with the higher level of sales in the first nine months of 1997. In addition, the Company incurred higher guaranty fund assessments during the second quarter of 1997.

     Deferred Policy Acquisition Costs

     The change in the net Deferred Policy Acquisition Costs for the nine months ended September 30, 1997 resulted in a credit of approximately $0.6 million, as compared to a charge of approximately $2.2 million for the nine months ended September 30, 1996. This change is primarily attributable to an increase in the costs associated with new product sales which will be deferred and amortized in proportion to the recognition of earned revenue.

     Income Before Income Taxes

     For the reasons discussed above, income before income taxes amounted to approximately $64.9 million for the nine months ended
September 30, 1997, as compared to approximately $57.5 million for the nine months ended September 30, 1996.

     Income Taxes

     Income tax expense was $20.0 million for the nine months ended September 30, 1997 as compared to approximately $18.7 million for the nine months ended September 30, 1996. The increase is primarily attributable to higher income from operations and realized capital gains for the nine months ended September 30, 1997.

     Net Income

     For the reasons discussed above, the Company had net income of approximately $44.9 million during the nine months ended September 30, 1997, as compared to net income of approximately $38.8 million during the nine months ended September 30, 1996.

     Liquidity and Capital Resources

     The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on its investments (exclusive of those held by the Insurance Company) and rent from its real estate. During the third quarter of 1997, the Company's Board of Directors increased the quarterly dividend rate to $.06 per share payable on October 1, 1997. During the third quarter of 1997 the Company purchased and retired 76,800 shares of common stock. For the nine months ended September 30, 1997, the Company has purchased and retired 372,300 shares of common stock. The Company is authorized to purchase an additional 232,000 shares of common stock.

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York State law. New York State law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York State Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first nine months of 1997, the Insurance Company paid dividends to the Company of $24.8 million. During the fiscal year 1996, the Insurance Company paid dividends of $15 million to the Company.

     Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies (including withdrawals and surrender payments), operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $34.6 million and $26.8 million during the nine months ended September 30, 1997 and 1996, respectively. Net cash provided by (used in) the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(60.8) million and $(25.0) million during the nine months ended September 30, 1997 and 1996, respectively.

     For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company also are considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $23.8 million and $(2.6) million during the nine months ended September 30, 1997 and 1996, respectively. This fluctuation primarily is attributable to the increased activity in dollar roll repurchase agreements, higher policyholder account balances (as a result of increased sales) and an increase in borrowings under the Company's line of credit during the nine months ended September 30, 1997.

     The Company currently has one bank line of credit for $25 million of which $21.5 million was used at September 30, 1997. On October 1, 1997 the Company repaid $4 million on the bank line of credit.

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

     To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 9.4% and 9.97% as of September 30, 1997 and December 31, 1996, respectively). The McCaulay's duration to maturity at market value of the Company's investment portfolio was approximately six years as of September 30, 1997. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of federal income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

     The Company maintains a portfolio which includes below investment grade debt securities which were purchased to achieve a more favorable investment yield all of which are classified as available for sale and reported at fair value. As of September 30, 1997 and December 31, 1996, the carrying value of these securities was approximately $132.4 million and $119.8 million, respectively, (representing approximately 5.2% and 5.0%, respectively, of the Company's total assets and 27.2% and 28.5%, respectively, of shareholder's equity). The increase in the carrying value of these securities is attributable to an increase in their fair value.

     The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of September 30, 1997 and December 31, 1996, approximately 4.8% and 5.4%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

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

     As of September 30, 1997, approximately 8.6% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 1.C. to the Notes to Unaudited Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $82.6 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

     As previously discussed, during the first three quarters of fiscal 1997 and in fiscal 1996, the Company participated in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $206.6 million and $200.9 at September 30, 1997 and December 31, 1996, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which establishes new standards for computing and presenting income per share data. SFAS 128, which is effective for financial statements issued for periods ending after December 15, 1997, requires restatement of all prior-period income per share data presented. The adoption of SFAS 128 is not expected to have an impact on the Company's current and prior period income per share data.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997.

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 5, 1997, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

          None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

          a)  Exhibits

               None

          b)  Reports on Form 8-K

               None

                     PRESIDENTIAL LIFE CORPORATION
                          SEPTEMBER 30, 1997

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Presidential Life Corporation
                                              (Registrant)

Date:     November 5, 1997              /s/ Herbert Kurz
                                        Herbert Kurz,
                                        President and Duly Authorized
                                        Officer of the Registrant


Date:     November 5, 1997              /s/ Michael V. Oporto
                                        Michael V. Oporto, Principal
                                        Accounting Officer of the Registrant