Form 10-K405
period 1997-12-31
PRESIDENTIAL LIFE CORP
filed 1998-03-30
CIK 80124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K405

     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 20, 1998 was approximately $654,301,031 based upon the average bid and asked prices of such stock on that date.

The number of shares outstanding of the Registrant's common stock as of March 20, 1998 was 32,311,162.

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the definitive proxy statement to be used in connection with the registrant's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K405. Other documents incorporated by reference into this Form 10-K405 are listed in the Exhibit Index.


                                PART I

Item 1.  Business

General

     Presidential Life Corporation (the "Company") is an insurance holding company that, through its wholly-owned subsidiary Presidential Life Insurance Company (the "Insurance Company"), operates principally in a single business segment with two primary lines of business--individual annuities and individual life insurance. Unless the context otherwise requires, the "Company" shall be deemed to include Presidential Life Corporation and its subsidiaries. The Company was founded in 1969 and, through the Insurance Company, is licensed to market its products in 48 states and the District of Columbia. Approximately 67.3% of the Company's fiscal 1997 annuity and life insurance products were sold to individuals residing in the State of New York.

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

     The Company's deferred annuity products are designed to encourage persistency (see "Pricing" below for a definition of the term "persistency") by incorporating surrender charges that exceed the cost of issuing the annuity. An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years without incurring significant penalties in the form of surrender charges. Notwithstanding the foregoing, approximately 60.2% of the Company's deferred annuity contracts in force (measured by reserves) as of December 31, 1997 are surrenderable without charge.

     The following table presents annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 1997, in each case, as determined in accordance with GAAP.

                                    ANNUITIES IN FORCE

                                   Year Ended December 31,
                       1997        1996         1995        1994        1993
                                       (Dollars in thousands)


Single premium
immediate
structured
settlement
annuities           $  167,269  $  164,214   $  163,384  $  159,508  $  156,339

Single premium
immediate
annuities              281,665     263,974      262,449     277,463     303,503

Total immediate
annuities              448,934     428,188      425,833     436,971     459,842

Single premium
deferred
annuities              835,900     810,636      808,292     787,290     807,562

Flexible premium
annuities              168,023     182,505      196,406     195,144     198,162

Group terminal
funding
annuities              103,965     103,941      104,046     103,232     103,338

Total annuities     $1,556,822  $1,525,270   $1,534,577  $1,522,637  $1,568,904


                            For the fiscal year ended December 31,

                       1997        1996         1995        1994        1993


Ratio of annualized
voluntary terminations
(surrenders and lapses)
to mean insurance
in force                 15.2%       15.3%         16.5%      19.7%       20.6%

At end of year:
Number of life
insurance policies
in force                18,708      19,069        19,650     20,359      21,627

Number of annuity
contracts in
force                   45,554      45,717        50,694     53,378      57,628

Average size of
life insurance
policy in force     $   44,006  $   45,352    $   47,518  $  49,347  $   52,038

Average size of
annuity contract
in force            $   34,175  $   33,363    $   30,271  $  28,526  $   27,225



     Annuity Considerations and Premiums - The following table sets forth certain information with respect to the Insurance Company's annuity considerations and premium revenues for each of the five fiscal years ended December 31, 1997, as determined in accordance with statutory accounting principles. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances on the Company's consolidated balance sheet.


        Distribution of Products - By Gross Premiums and Other Considerations

                         For the fiscal year ended December 31,

                     1997      1996        1995        1994      1993
                                   (dollars in thousands)


Annuity
Considerations     $132,601   $102,343    $ 97,313    $44,574    $44,172

Whole Life and
Term Life             8,364      8,254       8,200      8,363      9,260

Universal Life        3,811      3,152       3,581      4,320      3,449

Total Premiums and
Considerations     $144,776   $113,749    $109,094    $57,257    $56,881


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

     Insurance Policies in Force - The following table provides a reconciliation of beginning and ending universal, whole and term life insurance policies, in force, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 1997.


                         LIFE INSURANCE IN FORCE

                      1997       1996         1995         1994        1993
                                     (dollars in thousands)


In force beginning
  of year
Universal           $384,008   $393,002    $  392,774   $  398,720  $  417,198
Whole<F1>            304,740    351,479       425,950      525,517     652,437
Term                 176,061    189,254       185,934      201,194     221,208

Total                864,809    933,735     1,004,658    1,125,431   1,290,843

Sales and additions:
Universal             25,747     16,526        20,490       23,447      16,627
Whole<F1>             42,596     44,785        54,089       62,414      63,356
Term                  28,985     19,295        29,404       17,753      16,073

Total                 97,328     80,606       103,983      103,614      96,056

Terminations:
Death                  6,549      7,047        10,329        5,639       6,322
Surrenders and
conversions           19,387     16,768        13,009       16,554      25,272
Lapses               108,846    121,761       147,134      195,309     223,935
Other                  4,099      3,956         4,334        6,885       5,939

Total                138,881    149,532       174,906      224,387     261,468

In force end of year:
Universal            383,233    384,008       393,002      392,774     398,720
Whole<F1>            263,554    304,740       351,479      425,950     525,517
Term                 176,470    176,061       189,254      185,934     201,194

Total               $823,257   $864,809      $933,735   $1,004,658  $1,125,431

The amounts in force
at end of year are
before reinsurance
ceded in the
following amounts

    Total           $476,248   $517,484      $573,324   $  626,152  $  716,527

Total insurance in
force at end of year
net of reinsurance  $347,009   $347,325      $360,411   $  378,506  $  408,904

____________

<F1> Includes graded benefit life insurance products.


Marketing and Distribution

     The Company, through the Insurance Company, is licensed to market its products in 48 states and in the District of Columbia. The Company sells its individual annuity and life insurance products through approximately 480 independent general agents (approximately 245 of which are located in the State of New York), who are independent contractors. These independent general agents market the Company's products through approximately 7,880 licensed insurance agents or brokers, most of whom also write products similar to those sold by the Company for other companies. Management believes that the Company offers competitive commission rates and seeks to provide innovative products and quality service to its independent general agents. Compensation of agents is strictly regulated by the New York State Department of Insurance (the "NYSDI").

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

     Since the Company utilizes independent general agents to market its products, it is not dependent on any one agency for any substantial amount of its business. No one agency accounted for more than 5.1% of the Company's combined individual life insurance policies and annuity contracts sold during fiscal 1997. On the other hand, the independent agents are not captive to the Company, and most write products similar to those sold by the Company for other companies. This can result in significant sales declines if for any reason the Company is relatively less competitive or if there is cause for general concern.

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

     The Company's top ten general agents accounted for approximately
45.9% and 29.7% of the Company's individual life insurance policies and annuity contracts sold, (measured by the number of policies or contracts sold, as the case may be), respectively during fiscal 1997.
Of the Company's individual life insurance policies sold, no single agent accounted for more than 2.3% and no single general agency accounted for 12.9% during 1997. Of the Company's annuity contracts sold no single agent accounted for more than 1.0% and no single general agency accounted for more than 7.2% during fiscal 1997. Until his death in December of 1995, the president and principal owner of the general agency that accounted for approximately 0% and 10.2% of such business during fiscal 1995 (i.e., Pensions for Business, Inc. ("Pensions for Business")) was a director of the Company. The loss of any single sales source would not have a material adverse effect on the Company, but the loss of several could cause a decline in sales until they are replaced by the appointment of other general agents. The Company's agency department actively recruits new general agents on a continuous basis.

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

     To the extent that an applicant does not meet the Company's underwriting standards for issuance of a policy at the standard risk classifications, the Company may offer to issue a classified, sub-standard or impaired risk policy for a risk adjusted premium amount rather than declining the application. The amount of the Company's impaired risk insurance in force in proportion to the total amount of the Company's individual life insurance in force was approximately 4.4% at December 31, 1997.

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

Claims Paying and Other Ratings

     During 1997, the Insurance Company's rating was reaffirmed at "A- (Excellent)" by A.M. Best. Publications of A.M. Best indicate that the "A-" rating is assigned to those companies that, in A.M. Best's opinion, have achieved excellent overall performance when compared to the norms of the insurance industry and that generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations over a long period of time.

     In evaluating a company's statutory financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competency of its management.

     A.M. Best's rating is based on factors which primarily are relevant to policyholders, agents and intermediaries and is not directed towards the protection of investors, nor is it intended to allow investors to rely on such a rating in evaluating the financial condition of the Insurance Company. Moody's Investor Services rates the Insurance Company's insurance financial strength as Baa2. The Company's Senior Notes, due December 15, 2000 (the "Senior Notes"), are rated BBB by Standard & Poor's Corporation ("Standard & Poor's") and Ba1 by Moody's Investor Services.

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

     Use of reinsurance does not discharge an insurer from liability on the insurance ceded. An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurer. No reinsurer of business ceded by the Company has failed to pay any policy claims with respect to such ceded business. At December 31, 1997, of the approximately
$1.0 billion of the Company's life insurance in force, the Company had ceded to reinsurers approximately $476.2 million of such insurance in force. The principal reinsuring companies of individual life policies with whom the Company does business at December 31, 1997 (and their corresponding A.M. Best ratings) were Life Reassurance Corporation of
America ("A+ (Superior)") and Swiss Re Life Company America ("A (Excellent)").

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

     The Company's investment philosophy generally focuses on purchasing investment grade securities with the intention of holding such securities to maturity. The Company's investment philosophy is focused on the intermediate to longer-term horizon and is not oriented towards trading. However, as market opportunities, liquidity or regulatory considerations may dictate, securities may be sold prior to maturity. As of December 31, 1997, the Company has categorized all fixed maturity securities as available for sale. The Company carries such investments at market value.

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

     As of December 31, 1997, approximately 24.5% of the Company's investment portfolio was invested in mortgage-backed related securities most of which are U.S. government and agency mortgage-backed securities, and other mortgage-backed obligations, most of which are collateralized mortgage obligations ("CMOs") backed by residential mortgages. Most of the Company's CMOs represent beneficial ownership interests in mortgage-backed securities of the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), the Resolution Trust Corporation ("RTC") or other asset backed securities. Mortgage-backed securities are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgages. Notwithstanding the foregoing, because the Company historically has purchased CMOs in the secondary market at prices which typically are below their par or maturity value, the Company's portfolio has not been materially impacted as a result of such prepayments. The Company does not invest in interest only or principal only CMOs.

     As of December 31, 1997, approximately 5.2% of the Company's investment portfolio consisted of bonds acquired in private placements. While these bonds are not usually registered with the Securities and Exchange Commission (the "SEC" or "Commission"), management believes that these bonds are marketable to other institutional investors. Approximately 92.1% of the investments acquired by the Company in private placements have been assigned a National Association Insurance Commissioners ("NAIC") designation corresponding to one of the two highest quality rating categories. NAIC designations corresponding to the entire Investment Portfolio can be found on page 18.

     As of December 31, 1997, approximately 8.4% of the Company's investment portfolio, and approximately 41.4% of its stockholders' equity, consisted of interests in over thirty limited partnerships which are engaged in a variety of investment strategies, principally including merchant banking, real estate and international opportunities. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.

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

     The Company has been investing in limited partnerships for over nine years. During this time, the Company has had an opportunity to consider and evaluate a substantial number of limited partnerships and their managers. The Company makes limited partnership investments based on a number of considerations, including the reputation, investment philosophy (particularly with respect to risk), performance history and investment strategy of the manager of the limited partnership. Managers of the limited partnerships in which the Company is invested include, among others, Blackstone Investment Management, Omega Institutional Partners, Goldman Sachs Partners, Trust Company of the West Asset Management, Clayton Dubilier & Rice Partners, Apollo Real Estate and DLJ Real Estate Capital.

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

     Pursuant to the terms of certain limited partnership agreements to which the Company is a party, the Company is committed to contribute, if called upon, an aggregate of approximately $73.7 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.

     The book value of the Company's investments in limited partnerships as of December 31, 1997, 1996 and 1995 was approximately $208.2 million, $176.1 million and $150.3 million, respectively. Net investment income derived from the Company's interests in limited partnership investments aggregated approximately $39.8 million, $35.3 million and $25.3 million in fiscal 1997, 1996 and 1995, respectively.

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

     As of December 31, 1997, the Company's investment portfolio also consisted of approximately 1.2% invested in convertible debt securities, approximately 8.0% invested in preferred stock, approximately 0.7% invested in mortgage loans, and approximately 1.8% invested in common stock. The Company's mortgage loans were collateralized by commercial office and retail properties located in New York and Pennsylvania. The Company's only real estate investments are two buildings which are used as the current home office of the Insurance Company and two acres of undeveloped land in Nyack, New York.

     In order to enhance investment income, the Company participates in "dollar roll" repurchase agreement transactions. Such transactions involve the sale of a mortgage-backed security to a holding institution and a simultaneous agreement to purchase a substantially similar security (with the same coupon rate as the security sold) for forward settlement (typically, around 60 days) at a lower dollar price. The proceeds are invested in short-term investment grade commercial paper or loan participations at a positive spread until the settlement date of the similar security. In connection with its "dollar roll" transactions, the Company does not engage in yield maintenance transactions. The purchase and maturity dates of all short-term investments are matched exactly to the sale and purchase dates of the underlying collateral, with a 90-day maximum for any one transaction. During this period, the holding institution receives all income and prepayments for the security. To reduce the risk that a party will default on its obligations under the repurchase agreement, the Company only enters into "dollar roll" transactions with major securities dealers such as Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Merrill Lynch & Co., Salomon Brothers Inc., Smith Barney Shearson Inc., Bear, Stearns & Co. Inc., CS First Boston and Sandler, O'Neill L.P. Additionally, if the counterparty to the "dollar roll" agreement defaults under the terms of such agreement, the Company is not obligated to repurchase the underlying securities to the transaction. Under GAAP, during the period between the sale by the Company of a mortgage-backed security to the institution party to the "dollar roll" transaction and the Company's repurchase of a substantially similar mortgage-backed security from the holding institution, the Company's consolidated balance sheet will reflect both the mortgage-backed security sold to the holding institution and the cash received for such security as assets, and the Company's repurchase obligation as a liability. In fiscal 1997 and 1996, dollar roll transactions generated approximately $1.4 million and $1 million, respectively, of net investment income for the Company. Amounts outstanding to repurchase securities under dollar roll repurchase agreements were approximately $205.2 million and $200.9 million as of December 31, 1997 and December 31, 1996, respectively.


     The following table summarizes the Company's investment portfolio at December 31, 1997.

                         Investment Portfolio

                                         Total Carrying Value<F1>
                                           (dollars in thousands)


Fixed Maturities
     Bonds and Notes:
     U.S. Government, government agencies
          and authorities<F2>                     $   554,906
     Investment grade corporate<F3>                   685,361
     Public utilities                                 203,272
     Below investment grade corporate                 105,870
     Mortgage backed                                  162,932
     Preferred stocks                                 197,583

          Total Fixed Maturities<F4>                1,909,924

Equity Securities
     Common stock                                      45,773

Other Investments:
     Policy loans                                      18,120
     Mortgage loans                                    17,865
     Other long-term investments<F5>                  208,162
     Cash and short-term investments<F6>              277,578

          Total cash and investments               $2,477,422

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

<F2> Approximately $425.6 million of such securities represent beneficial ownership interests in mortgage backed securities of FDIC, FHLMC, FNMA, GNMA or the RTC.

<F3> Ratings are based primarily upon those assigned by the NAIC and converted to the generally comparable Moody's Investor Services ("Moodys") rating.

<F4> Includes approximately $46.1 million of convertible debt securities and convertible preferred stock.

<F5> Consist principally of investments in limited partnerships which are carried at cost and adjusted for income and losses, as well as contributions and distributions.

<F6> Includes approximately $205.2 million attributable to "dollar roll"
     repurchase agreements.




     The following table summarizes the Company's investment results for the periods indicated, as determined in accordance with GAAP.

                          INVESTMENT RESULTS

                                    Year Ended December 31,
                        1997       1996        1995        1994        1993
                                      (Dollars in thousands)


Cash and total
  invested
  assets<F1>        $2,398,240  $2,295,582  $2,065,285  $2,008,727  $2,060,270
Net investment
  income<F2>        $  191,818  $  186,180  $  170,780  $  157,251  $  185,190
Effective yield<F3>      8.69%       8.83%       9.01%       8.49%       9.88%
Net realized
  investment
  gains<F4>         $   26,039  $   20,020  $   17,216  $    7,259  $    8,805
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




     The following table sets forth the composition of the Company's bond portfolio by rating as of December 31, 1997.

                        Bond Portfolio Ratings
                                                        Percent
                                                        of Total
                                     Estimated          Estimated
                                     Market             Market
     Rating<F1>                      Value<F2>          Value<F2>
                                (Dollars in thousands)


 Aaa .........................      $  551,303            32.2%
 Aa  .........................          34,394             2.0
 A   .........................         331,422            19.4
 Baa .........................         630,604            36.8
   Total investment grade<F3>.       1,547,723            90.4
 Ba  .........................         143,897             8.4
 B   .........................          10,350             0.6
 C   .........................          10,371             0.6
   Total non-investment grade.         164,618             9.6
   Total......................      $1,712,341           100.0%
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

<F3>  Approximately 34.1% of which consist of U.S. government and agency bonds.



     According to Moody's, bonds which are rated "A" possess many favorable investment attributes and are to be considered as upper medium grade obligations. Moody's applies numerical modifiers "1", "2" and "3" in each generic rating classification from Aa to B. Modifier "1" indicates a bond in the higher end of a generic rating classification.

     The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations," which are used by insurers when preparing their statutory annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. NAIC ratings are assigned annually as of December 31, and rerated periodically. Of the bonds and notes in the Company's investment portfolio, approximately 92.9% were in one of the highest two NAIC Designations at December 31, 1997 The following table sets forth the carrying value and estimated market value of these securities according to NAIC Designations at December 31, 1997.

                                                     Percent
                                                     of Total
NAIC Designations                    Estimated       Estimated
(generally comparable to             Market          Market
Moody's ratings)<F1>                 Value <F2>      Value<F2>
                                 (Dollars in thousands)


1  (Aaa, Aa, A) .............         $  914,589        53.4%
2  (Baa) ....................            675,831        39.5
3  (Ba) .....................            103,180         6.0
4  (B) ......................             10,967         0.6
5  (Caa, Ca) ................              7,210         0.4
6  (C) ......................                564         0.1
                                      $1,712,341       100.0%
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



     The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSDI. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting. As of December 31, 1997, approximately 5.4% of the Insurance Company's total admitted assets were invested in below investment grade debt securities. In addition, as of that date, bond holdings with a statutory carrying value of approximately $564,000 in the Company's investment portfolio were in default. For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Also see "Note 2 to the Notes to Consolidated Financial Statements" for certain other information concerning the Company's investment portfolio.


     The following table sets forth the scheduled maturities for the Company's investments in bonds and notes as of December 31, 1997.

                         Scheduled Maturities
                                                    Percent
                                                    of Total
                                      Estimated     Estimated
                                      Market        Market
     Maturity<F1>                     Value<F2>     Value<F2>
                                 (Dollars in thousands)


Due in one year or less                $   11,410       0.7%
Due after one year through five years     124,031       7.2
Due after five years through 10 years      94,809       5.5
Due after 10 years through 20 years     1,319,159      77.1
     Total                              1,549,409      90.5
Mortgage-backed bonds                     162,932       9.5
     Total bonds and notes             $1,712,341     100.0%

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

     The Insurance Company is subject to regulation and supervision by the insurance regulatory agencies of the states in which it is authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers. Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.

     During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws relating to product design and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

     The Insurance Company is required to file detailed periodic reports and financial statements with the state insurance regulators in each of the states in which it does business. In addition, insurance regulators periodically examine the Insurance Company's financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. As part of their routine regulatory oversight process, the NYSDI generally conducts detailed examinations every three years of the books, records and accounts of the Insurance Company. The Insurance Company's last examination occurred during 1997 for the three-year period ended December 31, 1996. The final report did not raise any issues or adjustments.

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

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York law. New York law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The NYSDI has established informal guidelines for the Superintendent's determinations which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During fiscal 1997, 1996 and 1995, the Insurance Company paid dividends of $24.8 million, $15 million and $5 million, respectively, to the Company.

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

NAIC-IRIS Ratios

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.
IRIS identifies 12 industry ratios and specifies "normal ranges" for each ratio. The IRIS ratios were designed to advise state insurance regulators of significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. These changes need not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," such state regulators may, but are not obligated to, inquire of the company regarding the nature of the company's business to determine the reasons for the ratios being outside the "normal range." No regulatory significance results from being out of the normal range on fewer than four of the ratios. The Company anticipates that it may from time to time fall outside the "normal range" on some of these ratios. For the year ended December 31, 1997, the Company was within the normal range for all of the ratios. If four or more of the Company's ratios fall outside the "normal range," the Company is likely to experience regulatory inquiry and a higher level of scrutiny.

Risk-Based Capital

     Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula. The standards require the computation of a risk-based capital amount which then is compared to a company's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from regulatory control of the insurance company to a requirement for the insurance company to submit a plan to improve its capital. At December 31, 1997, the Insurance Company's total adjusted capital was $370.7 million and the authorized control level risk based capital was $61.8 million.

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

     The Company disagreed with the Insurance Commissioner's actions and commenced litigation which was settled in the second quarter of fiscal 1997. As part of the settlement, the Company received $1.7 million.

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

Item 3.  Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 20, 1998, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted by the Company to its shareholders for vote during the fiscal quarter ended December 31, 1997.

                               PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters

     The Company's common stock trades on The NASDAQ Stock Market (SM) under the symbol "PLFE." The following table sets forth, for the indicated periods, the high and low bid quotations for the common stock, as reported by the National Association of Securities Dealers, Inc., and the per share cash dividends declared on the common stock.

                                                  Cash Dividends
                           High         Low       Declared Per Share


Fiscal 1996
  First Quarter            $10          $ 8 5/8
  Second Quarter            10 3/8        9 5/16       $.07
  Third Quarter             11            9 7/18
  Fourth Quarter            12 1/2       10 7/8         .08

Fiscal 1997
  First Quarter             16 3/8       12            $.05
  Second Quarter            20 1/8       13 1/4         .05
  Third Quarter             20 1/4       17 1/2         .06
  Fourth Quarter            20 5/8       19 1/8         .06

Fiscal 1998
  First Quarter
  (through March 20,
   1998)                    23 1/16      17 7/8         .06


     The Company regularly has paid semi-annual cash dividends since 1980. During the first quarter of 1998, the Company declared a quarterly cash dividend of $.06 per share payable April 2, 1998. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, financial condition, and dividends from the Insurance Company. Any determination to pay dividends would be at the discretion of the Company's Board of Directors and is subject to regulatory and contractual restrictions as described in "Part I -- Business -- Insurance Regulation" and Part II -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." At March 20, 1998, there were approximately 925 holders of record of the Company's common stock.

Item 6.  Selected Financial Data

     Selected consolidated financial data for the Company are presented below for each of the five years in the period ended December 31, 1997. This data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.


Income Statement Data:
                                     Year Ended December 31,
                        1997       1996         1995      1994      1993
                              (in thousands, except per share data)


Total Revenue       $  247,704  $  223,674  $  199,864  $ 174,074 $ 206,359

 Benefits              136,998     124,260     123,923    119,731   126,740
 Interest Expense
   on Notes payable      5,850       5,049       5,045      5,266     6,522
 Selling, General and
   Administrative
   Expenses             14,298      18,008      14,506     11,858    15,890
Total Benefits and
   Expenses            157,146     147,317     143,474    136,855   149,152

Provision (benefit)
for Income Taxes        29,266      21,836       7,332     (2,693)   13,228<F1>

Net Income (Loss)    $  61,292   $  49,058   $  39,912   $ 46,825 $  23,967
Income (Loss) Per
  Share              $    1.87   $    1.64   $    1.46   $   1.18 $    1.53<F1>
Dividends Per Share  $     .22   $     .15   $    .105   $    .09 $     .09



Balance Sheet Data:
                                        At December 31,
                        1997        1996        1995        1994       1993
                                         (in thousands)


Assets               $2,558,341  $2,406,925  $2,356,760  $2,026,044 $2,265,218
Total Capitalization
  Notes Payable      $   50,000  $   50,000  $   50,000  $   50,000 $   50,000
  Shareholders'
    Equity              502,654     423,063     401,060     255,953    264,447

Total                $  552,654  $  473,063  $  451,060  $  305,953 $  314,447


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

     Results of Operations

     Comparison of Fiscal Year 1997 to Fiscal Year 1996 and Fiscal Year 1996 to Fiscal Year 1995.

     Revenues

     Annuity Considerations and Life Insurance Premiums

     Total annuity considerations and life insurance premiums increased to approximately $23.6 million in fiscal 1997 from approximately $12.7 million in fiscal 1996, an increase of approximately 86.0%. Of this amount, annuity considerations increased to approximately $19.7 million in fiscal 1997 from approximately $8.5 million in fiscal 1996, an increase of approximately $11.2 million. In accordance with generally accepted accounting principles, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium deferred annuities were approximately $125.5 million and $94.4 million in fiscal 1997 and 1996, respectively. Management believes that the increase in annuity considerations is due to the successful expansion of our Marketing Department.

     Total annuity considerations and life insurance premiums increased to approximately $12.7 million in fiscal 1996 from approximately $8.2 million in fiscal 1995, an increase of approximately 55.2%. Of this amount, annuity considerations increased to approximately $8.5 million in fiscal 1996 from approximately $3.8 million in fiscal 1995, an increase of approximately $4.7 million.

     Policy Fee Income

     Universal life and investment type policy fee income was approximately $1.99 million in fiscal 1997, as compared to approximately $2.09 million in fiscal 1996 and approximately $1.93 million in fiscal 1995. This represents approximately a 4.9% decrease comparing fiscal 1997 to fiscal 1996 and approximately an 8.1% increase comparing fiscal 1996 to fiscal 1995. The decrease in fiscal 1997 was primarily attributable to the lower level of surrender charges incurred by annuitants in connection with surrenders of their annuity contracts during fiscal 1997. Surrenders of annuity products represented approximately $117.4 million, $124.5 million, and $99.8 million during fiscal 1997, 1996 and 1995, respectively.

     Net Investment Income

     Net investment income totaled approximately $191.8 million in fiscal 1997, as compared to approximately $186.2 million in fiscal 1996 and approximately $170.8 million in fiscal 1995. This represents approximately a 3.0% increase comparing fiscal 1997 to fiscal 1996 and approximately a 9.0% increase comparing fiscal 1996 to fiscal 1995. Investment income from "other invested assets" totaled approximately $39.8 million in fiscal 1997, $35.3 million in fiscal 1996 and $25.3 million in fiscal 1995. In fiscal 1997 and 1996, the Insurance Company participated in "dollar roll" transactions (i.e., the sale of a mortgage-backed security and a simultaneous agreement to purchase a similar security at a later date at a lower price) to enhance investment income. The proceeds from the sale are invested in short-term securities at a positive spread until the settlement date of the similar security. During this period, the holding institution receives all income and prepayments for the security. The Company's ratio of net investment income to average cash and invested assets less net investment income for the years ended December 31, 1997, 1996 and 1995 was approximately 8.69%, 8.83% and 9.01%, respectively. For additional information, please refer to "Note 2 of the Notes to Consolidated Financial Statements."

     Realized Investment Gains and Losses

     Realized investment gains amounted to approximately $26.0 million in fiscal 1997, as compared to approximately $20.0 million of gains in fiscal 1996 and gains of approximately $17.2 million in fiscal 1995. Realized investment gains for the years ended December 31, 1997, 1996 and 1995 were partially offset by realized investment losses of approximately $4.9 million, $1.9 million and $6.0 million, respectively, attributable to writedowns of certain securities contained in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

     Other Income

     The increase in other income is the result of the settlement in the second quarter of 1997 of the litigation with Fidelity Mutual Life Insurance Company.

     Total Benefits and Expenses

     Total benefits and expenses for fiscal 1997 aggregated approximately $157.1 million, as compared to approximately $147.3 million for fiscal 1996 and approximately $143.5 million for fiscal 1995. This represents an increase of approximately 6.7% comparing fiscal 1997 to fiscal 1996 and an increase of approximately 2.7% comparing fiscal 1996 to fiscal 1995. The reasons for these changes will be discussed under the respective components below.

     Interest Credited and Benefits to Policyholders

     Interest credited and benefits to policyholders amounted to approximately $137.0 million in fiscal 1997 as compared to approximately $124.3 million in fiscal 1996 and approximately $123.9 million in fiscal 1995. This represents an increase of approximately 10.3% comparing fiscal 1997 to fiscal 1996 and approximately a 0.3% increase comparing fiscal 1996 to fiscal 1995. The increase in fiscal 1997 principally is attributable to a higher level of policyholder account balances as a result of the increase in annuity sales.

     The Insurance Company's average credited rates for reserves and account balances for the 12 months ended December 31, 1997, 1996 and 1995 were less than the Company's ratio of net investment income to mean assets for the same periods as noted above under "Net Investment
Income." Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, adjust the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

     Interest Expense on Notes Payable

     The interest expense on the Company's notes payable amounted to approximately $5.85 million in fiscal 1997, approximately $5.0 million in fiscal 1996 and approximately $5.0 million in fiscal 1995. The increase in interest expense in fiscal 1997 is attributable to the increase in the Company's short term note payable.

     General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents totaled approximately $17.2 million in fiscal 1997 as compared to approximately $17.2 million in fiscal 1996 and approximately $15.0 million in fiscal 1995. This represents approximately no increase comparing fiscal 1997 to fiscal 1996 and approximately a 14.7% increase comparing fiscal 1996 to fiscal 1995. The increase in fiscal 1996 compared to fiscal 1995 is primarily attributable to higher professional fees related to the potential acquisition of Fidelity. In fiscal 1997 compared to fiscal 1996 commissions and related expenses increased as a result of an increase in sales of single premium deferred annuities which was offset by lower professional fees in fiscal 1997.

     Deferred Policy Acquisition Costs

     The change in the net DAC for fiscal 1997 resulted in a credit of approximately $2.9 million, as compared to a charge of approximately $850 thousand in fiscal 1996 and credit of approximately $460 thousand in fiscal 1995. Such changes are due to the effect of revisions to estimated gross profits on unamortized deferred acquisition costs which are reflected in the year such estimated gross profits are revised.

     Income Before Income Taxes

     For the reasons discussed above, income before income taxes amounted to approximately $90.6 million in fiscal 1997, as compared to approximately $76.4 million in fiscal 1996 and approximately $56.4 million in fiscal 1995.

     Income Taxes

     Income tax expense (benefit) was approximately $29.3 million for fiscal 1997, as compared to approximately $21.8 million in fiscal 1996 and approximately $7.3 million in fiscal 1995. The increase in income taxes in fiscal 1997 is primarily attributable to higher income from operations and realized capital gains during fiscal 1997. In addition, as a result of the finalization of the Company's 1994 federal income tax return, the federal income tax recoverable from operations and capital loss carryback recorded at December 31, 1994 was increased in fiscal
1995 by $3.1 million which reduced income tax expense by a similar amount.

     Net Income

     For the reasons discussed above, the Company had net income of approximately $61.3 million in fiscal 1997, net income of approximately $54.5 million in fiscal 1996 and net income of approximately $49.1 million in fiscal 1995.

Liquidity and Capital Resources

     The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on the Company's investments and rent from its real estate. During the third quarter of 1997, the Company's Board of Directors increased the quarterly dividend rate to $.06 per share. During 1997 and 1996, the Company purchased and retired 372,300 and 724,000 shares of common stock, respectively. The Company is authorized to purchase an additional 232,000 shares of common stock. At the February 1998 Board of Directors meeting, the Company was authorized to purchase an additional 1,000,000 shares of common stock.

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York law. New York law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The NYSDI has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During fiscal 1997, 1996, and 1995, the Insurance Company paid dividends of $24.8 million, $15 million and $5 million, respectively, to the Company.

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

     Net cash provided by the Company's operating activities (reflecting principally: (I) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $47.3 million, $43.9 million and $30.2 million in fiscal 1997, 1996 and 1995, respectively. Net cash (used in) provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(62.5) million, $(63.7) million and $(162.7) million in fiscal 1997, 1996 and 1995, respectively.

     For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to "dollar roll" repurchase transactions, and to sales and surrenders of the Company's annuity and universal life insurance products. The payment of dividends by the Company to its stockholders also is considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $27.9 million, $22.4 million and $131.4 million in fiscal 1997, 1996 and 1995, respectively. These fluctuations primarily are attributable to the net change in "dollar roll" repurchase transactions, higher policyholder account balances, and an increase in borrowings under the Company's line of credit during fiscal 1997.

     The Company currently has one bank line of credit for $25 million of which $20 million was used at December 31, 1997.

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

     Capital expenditures during fiscal 1997 were approximately
$409,000. As of December 31, 1997, the Company had no outstanding commitments for significant capital expenditures.

     To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 10.32%, 9.97% and 8.2% as of December 31, 1997, 1996 and 1995, respectively). The weighted average duration of the Company's debt portfolio was approximately six years as of December 31, 1997. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. These investments are carried at estimated market value, and unrealized gains (losses), net of federal income taxes and deferred policy acquisition costs, if any, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged or credited directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event the Company recognizes a loss.

     The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSDI. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of December 31, 1997 and 1996, approximately 5.4% and 5.4%, respectively of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

     The Company maintains a portfolio which includes below investment grade securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at estimated market value. As of December 31, 1997 and 1996, the carrying value of these securities was approximately $164.6 million and $119.8 million, respectively (representing approximately 6.4% and 5.0%, respectively of the Company's total assets and 32.8% and 28.3%, respectively of shareholders' equity).

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

     In certain situations, the terms of some fixed maturity assets are restructured or modified. There were no restructured fixed maturities at December 31, 1997.

     As of December 31, 1997, approximately 8.4% of the Company's total invested assets were invested in limited partnerships. Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Insurance Company's invested assets. Investments in limited partnerships are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $73.7 million of additional capital to certain of these limited partnerships. However, management does not expect this entire amount to be called because certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

     As previously discussed, in fiscal 1997 and 1996 the Company participated in "dollar roll" repurchase agreement transactions.
Amounts outstanding to repurchase securities under such agreements were approximately $205.2 million and $200.9 million at December 31, 1997 and 1996, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

     The Company was informed by the Pennsylvania Insurance Commissioner that in response to the significant improvement in the invested assets of Fidelity, she reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity.

     The Company disagreed with the Insurance Commissioner's actions and commenced litigation which was settled in the second quarter of fiscal 1997. As part of the settlement, the Company received $1.7 million.

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

     Year 2000 Matters

     The Company initiated the process of preparing its computer systems and applications for the Year 2000 in 1994. This process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy their Year 2000 issues. The modification process of all significant applications will be completed by December 31, 1998. Management expects to have substantially all of the system and application changes completed during the second half of 1999.

     Purchased hardware will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.

     The costs of the project and the expected completion dates are based on management's best estimates.

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

     Forward Looking Information

     The Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

     Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. The Company disclaims any obligation to update forward-looking information.

     Recent Accounting Pronouncements

     In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 amends SFAS No. 125 by deferring for one year the effective date of paragraph 15 of SFAS No. 125, addressing secured borrowings and collateral, and for repurchase agreement, dollar roll, security lending and similar transactions, of paragraphs 9 through 12 and 237(b) of SFAS No. 125. SFAS No. 127 is effective for certain transactions occurring after December 31, 1997, and must be applied prospectively. Management is evaluating the impact of SFAS 125 and 127 on the Company.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company's current definition of its operating segments will not change.

Item 8.  Financial Statements and Supplementary Data

     See the accompanying Table of Contents to Consolidated Financial Statements and Schedules on Page F-1.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

     None

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to the Company's directors, nominees for election as directors and executive officers will be included in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement"), which the Company intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Directors and Executive Officers' and is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions

Relationship with Pensions for Business

     Jacques Sartisky, a director of the Company until his death in December of 1995, was the President and principal owner (up until the beginning of fiscal 1995) of Pensions for Business, Inc., a life insurance agency. For the fiscal years ended December 31, 1997, 1996 and 1995, approximately 0%, 0% and 11.5%, respectively of the Company's total insurance revenues were attributable to sales through Pensions for Business. For the fiscal years ended December 31, 1997, 1996 and 1995, aggregate commissions and other remuneration to Pensions for Business were approximately $24,721, $32,283 and $181,011, respectively. Management believes that the Company's transactions with Pensions for Business were made on terms at least as fair to the Company as could be obtained from unaffiliated third parties. Compensation of agents is strictly regulated by the New York State Department of Insurance.

Purchases of Annuity Contracts and Life Insurance Policies

     From time to time in the ordinary course of business, certain of the Company's directors and executive officers have purchased, and may in the future, purchase annuity contracts or life insurance policies from the Insurance Company. Such transactions in the past have been, and will in the future be, on terms no less favorable to the Insurance Company than those that could be obtained from unaffiliated third parties. In that regard, since January 1, 1995, directors and executive officers, have engaged in the following transactions with the Insurance
Company: Herbert Kurz, the President and a director of the Company, purchased annuity contracts for $200,000, $300,000 and $500,000 during the fiscal years ended December 31, 1997, 1996 and 1995, respectively.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a). The Independent Auditors' Report, Consolidated Financial Statements and Consolidated Financial Statement Schedules listed in the Table of Contents on page F-1 are being filed as part of this Form 10-K.

     (b). During the last quarter of the fiscal year ended December 31, 1997 the Company did not file a current report on Form 8-K.

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

Date:  March 20, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:  March 20, 1998                /s/ Herbert Kurz
                                     Herbert Kurz
                                     Principal Executive Officer
                                     and Director

Date:  March 20, 1998                /s/ Michael V. Oporto
                                     Michael V. Oporto, Chief
                                     Financial Officer and Principal
                                     Accounting Officer

Date:  March 20, 1998                /s/ Peter A. Cohen
                                     Peter A. Cohen           Director

Date:  March 20, 1998                /s/ Jules Kroll
                                     Jules Kroll              Director

Date:  March 20, 1998                /s/ Lawrence Rivkin
                                     Lawrence Rivkin          Director

Date:  March 20, 1998                /s/ Morton B. Silberman
                                     Morton B. Silberman      Director


                         TABLE OF CONTENTS TO
            CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                        Page

Independent Auditors' Report......................................       F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets as of December 31, 1997 and 1996....      F-3

   Consolidated Statements of Income - Years Ended December 31,
    1997, 1996 and 1995..........................................        F-4

   Consolidated Statements of Shareholders' Equity - Years Ended
    December 31, 1997, 1996 and 1995.............................        F-5

   Consolidated Statements of Cash Flows - Years Ended December 31,
    1997, 1996 and 1995..........................................        F-6

Notes to Consolidated Financial Statements........................       F-7


Consolidated Financial Statement Schedules:

 II  Condensed Balance Sheets (Parent Company Only)...............       S-1

 II  Condensed Statements of Income (Parent Company
       Only)......................................................       S-2

 II  Condensed Statements of Cash Flows (Parent
       Company Only)..............................................       S-3

III  Supplemental Insurance Information...........................       S-4

 IV  Reinsurance..................................................       S-5


All schedules not included are omitted because they are either not applicable or because the information required therein is included in Notes to Consolidated Financial Statements.


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Presidential Life Corporation
Nyack, New York 10960


We have audited the accompanying consolidated balance sheets of Presidential Life Corporation and subsidiaries ("the Company") as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
February 12, 1998


            PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share data)


                                                     December 31
                                                1997             1996


ASSETS:
Investments:
 Fixed maturities:
     Available for sale                     $1,909,924        $1,823,349
 Common stocks                                  45,773            42,059
 Mortgage Loans                                 17,865            18,622
 Real Estate                                       417               426
 Policy Loans                                   18,120            18,068
 Short-term investments                        264,098           240,038
 Other invested assets                         208,162           176,103
        Total investments                    2,464,359         2,318,665

Cash and cash equivalents                       13,480               819
Accrued investment income                       28,167            32,474
Deferred policy acquisition costs               37,685            39,783
Furniture and equipment, net                       567               329
Amounts due from reinsurers                      8,249             7,775
Other assets                                     1,222             1,532
Assets held in separate account                  4,612             5,548
        TOTAL ASSETS                        $2,558,341        $2,406,925

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
 Policyholders' account balances            $1,280,900        $1,260,545
 Future policy benefits:
     Annuity                                   380,109           365,321
     Life and accident and health               50,848            49,859
 Other policy liabilities                        3,124             2,690
        Total policy liabilities             1,714,981         1,678,415
Dollar repurchase agreements                   205,202           200,883
Notes payable                                   50,000            50,000
Short term note payable                         20,000             5,000
Deposits on policies to be issued                2,436             1,270
Deferred federal income taxes                   46,575            31,649
General expenses and taxes accrued               7,074             7,294
Other liabilities                                4,807             3,803
Liabilities related to separate account          4,612             5,548
        Total liabilities                    2,055,687         1,983,862

Shareholders' Equity:
 Capital stock ($.01 par value, authorized
     100,000,000 shares, issued and outstanding
     32,621,549 shares in 1997 and 32,992,835
     shares in 1996)                               326               330
 Additional paid-in-capital                     18,274            24,023
 Net unrealized investment gains                71,540            40,294
 Retained earnings                             412,514           358,416
        Total Shareholders' Equity             502,654           423,063

        TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                           $2,558,341        $2,406,925


The accompanying notes are an integral part of these Consolidated
Financial Statements.



                PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except share data)


                                             Years Ended December 31
                                        1997            1996          1995


REVENUES:
 Insurance revenues:
   Premiums                        $     3,976    $     4,244     $     4,408
   Annuity considerations               19,655          8,461           3,780
   Universal life and investment
     type policy fee income              1,988          2,090           1,934
 Net investment income                 191,818        186,180         170,780
 Realized investment gains              26,039         20,020          17,216
 Other income                            4,228          2,679           1,746
          TOTAL REVENUES               247,704        223,674         199,864

BENEFITS AND EXPENSES:
 Death and other life insurance
   benefits                              7,236          6,887           7,366
 Annuity benefits                       37,867         36,510          36,016
 Interest credited to policyholders'
   account balances                     76,202         75,252          78,802
 Interest expense on notes payable       5,850          5,049           5,045
 Other interest and other charges          445            330             427
 Increase (decrease) in liability for
   future policy benefits               15,248          5,281           1,312
 Commissions to agents, net              4,357          3,215           3,025
 General expenses and taxes             12,813         13,944          11,940
 Decrease (increase) in deferred
   policy acquisition costs             (2,872)           849            (459)
          TOTAL BENEFITS AND
             EXPENSES                  157,146        147,317         143,474

Income before income taxes              90,558         76,357          56,390

Provision (benefit) for income taxes:
 Current                                31,165         23,199           9,495
 Deferred                               (1,899)        (1,363)         (2,163)
                                        29,266         21,836           7,332

NET INCOME                         $    61,292    $    54,521     $    49,058

Weighted average number of shares
outstanding during the year         32,734,733     33,184,294      33,631,719

Earnings per common share          $      1.87    $      1.64     $      1.46


The accompanying notes are an integral part of these Consolidated Financial
Statements.



                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     Net
                         Additional  Unrealized
               Capital   Paid-in-    Investment       Retained
               Stock     Capital     Gains (Losses)   Earnings     Total


Balance at
January 1,
1995           $337      $31,751     $ (39,463)       $263,328    $255,953

Net income                                              49,058      49,058

Increase in
Unrealized
Investment
Gains, Net                             101,195                     101,195

Purchase and
Retirement
of Stock         (2)      (1,704)                                   (1,706)

Issuance of
Shares under
Stock Option
Plan                          83                                        83

Dividends
Paid to
Shareholders
($.105 per
share)                                                  (3,523)     (3,523)

Balance at
December 31,
1995            335       30,130        61,732         308,863     401,060

Net income                                              54,521      54,521

Change in
Unrealized
Investment
Gains, Net                             (21,438)                    (21,438)

Purchase and
Retirement
of Stock         (7)      (7,031)                                   (7,038)

Issuance of
Shares under
Stock Option
Plan              2          924                                       926

Dividends
Paid to
Shareholders
($.15 per
share)                                                  (4,968)     (4,968)

Balance at
December 31,
1996            330       24,023        40,294         358,416     423,063

Net income                                              61,292      61,292

Change in
Unrealized
Investment
Gains, Net                              31,246                      31,246

Purchase and
Retirement
of Stock         (4)       (5,758)                                  (5,762)

Issuance of
Shares under
Stock Option
Plan                            9                                        9

Dividends
Paid to
Shareholders
($.22 per
share)                                                 (7,194)      (7,194)

Balance at
December 31,
1997          $326       $18,274      $ 71,540       $412,514     $502,654


The accompanying notes are an integral part of these Consolidated Financial
Statements.



                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31
                                            1997         1996          1995
                                                   (in thousands)


OPERATING ACTIVITIES:
  Net income                            $   61,292   $   54,521    $   49,058
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Benefit for deferred income taxes     (1,899)      (1,363)       (2,163)
      Depreciation and amortization            474          439           499
      Net accrual of discount on fixed
         maturities                         (4,181)      (1,184)       (1,108)
      Realized investment gains            (26,039)     (20,020)      (17,216)
  Changes in:
    Accrued investment income                4,307        1,854       (11,531)
    Deferred policy acquisition costs       (2,872)         849          (459)
    Federal income tax recoverable               0          477         8,657
    Liability for future policy
      benefits                              15,777        5,689         1,588
    Other items                                436        2,612         2,911

        Net Cash Provided by
          Operating Activities              47,295       43,928        30,241

INVESTING ACTIVITIES:
  Fixed Maturities:
    Available for Sale:
      Acquisitions                        (338,058)    (302,778)     (326,630)
      Sales                                 29,325       13,713        44,453
      Maturities, calls and repayments     252,383      259,108        90,147
  Common Stocks:
    Acquisitions                           (18,722)     (15,663)      (25,087)
    Sales                                   68,377       54,369        73,449
  Decrease (increase) in short term
    investments and policy loans           (24,112)     (46,884)      (62,357)
  Other Invested Assets:
    Additions to other invested assets    (110,760)     (62,045)      (31,655)
    Distributions from other invested
      assets                                78,701       36,274        23,812
  Purchase of property and equipment          (409)        (154)          (41)
  Mortgage loan on real estate                 757          393        (1,392)
  Amounts due from security transactions         0            0        52,588

      Net Cash Used in
        Investing Activities               (62,518)     (63,667)     (162,713)

FINANCING ACTIVITIES:
  Proceeds from Dollar Repurchase
     Agreements                          2,429,540    2,308,967     1,670,600
  Repayment of Dollar Repurchase
     Agreements                         (2,425,221)  (2,268,500)   (1,549,547)
  Proceeds from line of credit              15,000        5,000             0
  Increase (decrease) in
    policyholders'account balances          20,355       (9,353)       14,207
  Repurchase of common stock                (5,762)      (7,038)       (1,706)
  Deposits on policies to be issued         (1,166)      (1,677)        1,342
  Dividends paid to shareholders            (7,194)      (4,967)       (3,526)

      Net Cash Provided by
        Financing Activities                27,884       22,432       131,370

  Increase (Decrease) in Cash and Cash
    Equivalents                             12,661        2,693        (1,102)

Cash and Cash Equivalents at Beginning
of Year                                        819       (1,874)         (772)

Cash and Cash Equivalents at End
of Year                                 $   13,480   $      819    $   (1,874)

Supplemental Cash Flow Disclosure:

Income Taxes Paid                       $   27,700   $   27,303    $    6,887

Interest Paid                           $    5,508   $    4,750    $    4,750


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

     C.  Investments

          Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred Federal income taxes are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at estimated market, with the related unrealized gains and losses, net of deferred income tax effect, if any, charged or credited directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

          "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity,, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of December 31, 1997 and 1996. As of December 31, 1997, the Company was committed to contribute, if called upon, an aggregate of approximately $73.7 million of additional capital to certain of these limited partnerships.

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

          The Company's investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company. The investments are carried at cost less accumulated depreciation. Depreciation has been provided on a straight line basis at the rate of 4% per annum for one building and 5% per annum for the other. Accumulated depreciation amounted to $204,400 and $201,200 at December 31, 1997 and 1996, respectively, and related depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $3,200, $3,200 and $3,200, respectively.

     D.  Furniture and Equipment

          Furniture and equipment is carried at cost and depreciated on a straight line basis over a period of five to ten years except for automobiles which are depreciated over a period of three years. Accumulated depreciation amounted to $219,300 and $4,100,000 at December 31, 1997 and 1996, respectively, and related depreciation expense for each of the three years in the period ended December 31, 1997 was $163,700, $187,200 and $192,000, respectively.

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

          For the fiscal years ended December 31, 1997, 1996, and 1995, approximately 67.3%, 78.3% and 83.5%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York. In addition, approximately 0%, 0% and 12.5% of the Company's total insurance revenues from those respective years were attributable to sales through an agency principally owned by a director of the Company until his death in December 1995. Management believes that the Company's transactions with such agency were made on terms at least as fair to the Company as could be obtained from unaffiliated third parties. Compensation of agents is strictly regulated by the New York State Department of Insurance.

     F.  Deferred Policy Acquisition Costs

          The costs of acquiring new business (principally commissions, certain underwriting, agency and policy issue expenses), all of which vary with and are primarily related to the production of new business, have generally been deferred. When a policy is surrendered, the remaining unamortized cost is written off. Deferred policy acquisition costs are subject to recoverability testing at time of policy issue and loss recognition testing at the end of each fiscal year.

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

          Unamortized deferred policy acquisition costs for the years ended December 31, 1997 and 1996 are summarized as follows:

                                          1997           1996
                                            (in thousands)


Balance at the beginning of year         $39,783        $33,330
Current year's costs deferred              9,783          6,307
    Total                                 49,566         39,637
Less, amortization for the year            6,581          7,150
    Total                                 42,985         32,487
Change in amortization (benefit)
    related to unrealized gain
    (loss) in investments                  5,300         (7,296)
Balance at the end of the year           $37,685        $39,783


     G.  Future Policy Benefits

          Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on anticipated experience which, together with interest and expense assumptions, provide a margin for adverse deviation. Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. During the three years in the period ended December 31, 1997, interest rates used in establishing such liabilities range from 4.5% to 11% for life insurance liabilities and from 5.5% to 13.60% for annuity liabilities.

     H.  Policyholders' Account Balances

          Policyholders' account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less mortality and expense charges and withdrawals.

          These account balances are summarized as follows:

                                           1997           1996          1995
                                                     (in thousands)


Account balances at beginning of year   $1,260,545     $1,269,898    $1,255,691
Additions to account balances              209,568        190,559       199,510
         Total                           1,470,113      1,460,457     1,455,201
Deductions from account balances           189,213        199,912       185,303

Account balances at end of year         $1,280,900     $1,260,545    $1,269,898


          Interest rates credited to account balances ranged from 4% to 12.5% in 1997, 1996 and 1995.

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

     K.  Earnings Per Common Share

          The Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" (SFAS No. 128) which specifies the computation, presentation and disclosure requirements of earnings per share for entities with publicly held common stock and potential common stock. Earnings per share (EPS) presented on the face on the consolidated income statement has been calculated to reflect the adoption of SFAS No. 128 by the Company. Basic EPS is computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The weighted average number of common shares used to compute diluted EPS for the year ending December 31, 1997 was 32,736,202. The dilution from the potential exercise of stock options outstanding did not change basic EPS.

     L.  Cash and Cash Equivalents

          Cash and cash equivalents includes cash on hand and amounts due from banks with an original maturity of three months or less.

     M.  New Accounting Pronouncements

          In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 amends SFAS No. 125 by deferring for one year the effective date of paragraph 15 of SFAS No. 125, addressing secured borrowings and collateral, and for repurchase agreement, dollar roll, security lending and similar transactions, of paragraphs 9 through 12 and 237(b) of SFAS No. 125. SFAS No. 127 is effective for certain transactions occurring after December 31, 1997, and must be applied prospectively. Management is evaluating the impact of SFAS 125 and 127 on the Company.

          In June 1997, the FASB issued Statement of Financial
Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130), which establishes standards for displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

          Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company's current definition of its operating segments will not change.

2.  INVESTMENTS

     The following information summarizes the components of net investment income and realized investment gains (losses).


Net Investment Income:
                                  Year Ended December 31
                              1997          1996          1995
                                       (in thousands)


Fixed maturities            $134,740      $132,467      $128,310
Common stocks                  1,341         1,315           733
Short-term investments        14,368        14,226        14,010
Other investment income       48,797        44,141        32,497
                             199,246       192,149       175,550

Less investment expenses       7,428         5,969         4,770

Net investment income       $191,818      $186,180      $170,780


     The carrying value of fixed maturities which were non-income producing for more than twelve months at December 31, 1997, 1996 and 1995 was $0 million, $0 million and $1.5 million, respectively.


Realized Investment Gains (Losses):

                                 Year Ended December 31,
                            1997            1996            1995
                                      (in thousands)


Fixed maturities          $ 12,080        $  6,735        $  5,458
Common stocks               13,959          13,285          11,758
Total realized gains
 on investments           $ 26,039        $ 20,020        $ 17,216


Unrealized Investment Gains (Losses):

                                Year Ended December 31,
                            1997           1996           1995
                                      (in thousands)
Fixed maturities          $109,995       $ 61,931       $107,521
Common stocks               13,752          8,438          3,668
Unrealized investment
  gains                   $123,747       $ 70,369       $111,189
Amortization of deferred
  acquisition costs        (13,686)        (8,378)       (16,012)
Deferred federal income
  taxes                    (38,521)       (21,697)       (33,445)
Net unrealized investment
  gain                      71,540         40,294         61,732
Change in net unrealized
  investment gains        $ 31,246       $(21,438)      $101,195


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


December 31, 1997:

AVAILABLE FOR SALE:
                              Amortized    Gross Unrealized         Market
Type of Investment            Cost        Gains       Losses        Value
                                          (in thousands)


Fixed Maturities:
Bonds and Notes:
 United States government
   and government agencies
   and authorities           $  518,997   $ 21,815    $   (256)     $  540,556
 States, municipalities and
   political subdivisions        26,709      3,574           0          30,283
 Foreign governments             12,160      2,190           0          14,350
 Public utilities               189,555     14,142        (425)        203,272
 All other corporate bonds      855,347     74,441      (5,908)        923,880
Preferred stocks, primarily
 corporate                      197,161      8,047      (7,625)        197,583
Total Fixed Maturities:      $1,799,929   $124,209    $(14,214)     $1,909,924

Common Stocks                $   32,021   $ 14,202    $   (450)     $   45,773


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


     The estimated fair value of fixed maturities available for sale at December 31, 1997, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.


                                        Estimated Fair Value
                                           (in thousands)


Due in one year or less                       $   11,410
Due after one year through five years            143,204
Due after five years through ten years           112,127
Due after ten years                            1,445,600
Total debt securities                          1,712,341
Preferred stock                                  197,583

Total                                         $1,909,924


     Proceeds from sales of fixed maturities during 1997, 1996 and 1995 were $718.4 million, $757.7 million and $506.7 million, respectively. During 1997, 1996 and 1995, respectively, gross gains of $16.4 million, $7.3 million and $4.8 million and gross losses of $4.5 million, $7.2 million and $14.7 million were realized on those sales.

     During 1996, the Company restructured or modified the terms of certain fixed maturity investments. Certain of these restructures included debt for equity exchanges. The fixed maturity portfolio, based on carrying value, includes $8.6 million at December 31, 1996 of such restructured securities. These restructures and modifications had no significant impact on gross interest income on these fixed maturities (which is included in net investment income). During 1997, the Company did not restructure or modify the terms of any fixed maturity investments.

     As of December 31, 1997, the Company's mortgage loans were collateralized by commercial office buildings in New York and Pennsylvania.

     Investments in U.S. Government and Government Agencies with an aggregate carrying value of $518,997,000 represents investments owned in any one issuer that aggregate 10% or more of shareholders' equity as of December 31, 1997.

     As of December 31, 1997 securities with a carrying value of approximately $5.5 million were on deposit with various state insurance departments to comply with applicable insurance laws.

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

     The Company was informed by the Pennsylvania Insurance Commissioner that in response to the significant improvement in the invested assets of Fidelity, she has reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity. The Company disagreed with the Insurance Commissioner's actions and commenced litigation which was settled in the second quarter of 1997. As part of the settlement, the Company received $1.7 million.

3.  NOTES PAYABLE

     Notes payable at December 31, 1997 and 1996 consist of $50 million, 9 1/2% senior notes due December 15, 2000. Interest is payable June 15 and December 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of December 31, 1997, such unamortized costs were $874 thousand. There are no principal payments required for the senior notes over the next three years and the total principal is due on December 15, 2000. The senior notes are callable after December 14, 1998.

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

     The short-term note payable is a bank line of credit in the amount of $25,000,000 and provides for interest on borrowings based on market indices. At December 31, 1997 and 1996 the Company had $20,000,000 and $5,000,000 outstanding, respectively. The short-term note payable outstanding at December 31, 1997 and 1996 had a weighted average interest rate of 6.625% and 6.281%, respectively.

4.  SHAREHOLDERS' EQUITY

     The Company is authorized to issue 100,000,000 shares of its $.01 par value Common Stock. At December 31, 1997 32,621,549 shares were outstanding and at December 31, 1996 32,992,835 shares were outstanding.

     During the third quarter of 1997, the Company's Board of Directors increased the quarterly dividend rate to $.06 per share. During 1997 and 1996, the Company purchased and retired 372,300 and 724,000 shares of common stock, respectively. The Company is authorized pursuant to a resolution of the Board of Directors to purchase an additional 232,000 shares of common stock.

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

     The New York Insurance Department has established informal guidelines for the Superintendent's determinations which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During 1997, 1996 and 1995, the Insurance Company paid dividends of $24.8 million, $15 million and $5 million, respectively, to the Company.

5.  EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

     (a)  Employee Retirement Plan

     The Company has a noncontributory defined benefit pension plan covering all eligible employees. The Company is both sponsor and administrator of this plan. The plan provides for pension benefits based on average pay and years of service. It is the Company's general policy to fund accrued pension costs as required under ERISA. In 1997, 1996 and 1995 the Company contributed $50,000, $450,000, and $120,500, respectively to the plan.


     Net pension cost included the following components:

                                           Year Ended December 31,
                                            1997      1996      1995
                                                (in thousands)


          Service cost                     $ 436     $ 405     $ 379
          Interest cost                      370       330       293
          Actual return on plan assets      (343)     (298)     (293)
          Other                               16        11         0
            Net pension cost               $ 479     $ 448     $ 379



     The funded status of the plan at December 31, 1997 and 1996 was as follows:
                                                  December 31,
                                                1997           1996
                                                  (in thousands)


        Projected benefits obligation        $ (5,923)       $ (5,269)
        Plan assets at fair value               4,558           4,444

        Assets less than projected benefit     (1,365)           (825)
        Unrecognized prior service cost           167             195
        Unrecognized net gain                    (619)           (757)

        Accrued pension costs                $ (1,817)       $ (1,387)

        Accumulated benefit obligation:
        Vested                               $  4,868        $  4,259
        Nonvested                                   8              33
                                             $  4,876        $  4,292


     The following rates were used in computing the pension cost for the years ended December 31:
                                               1997      1996      1995


     Weighted-average discount rate            7.0%      7.0%      7.0%
     Assumed rate of compensation increases    3.0%      3.0%      3.0%
     Expected long-term rates of return        7.5%      7.5%      7.5%


     (b)  Employee Savings Plan

     The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to a maximum of 15% of their pre-tax earnings or the dollar limit as prescribed by IRC Section 415(d). A portion of participants' pre-tax earnings may be matched by the Company. For the years ended December 31, 1997, 1996 and 1995, the Company's contribution was approximately $43,700, $40,500 and $14,000, respectively.

     (c)  Employee Stock Option Plan

     The Company has adopted an incentive stock option plan recommended by the Board of Directors and approved by the shareholders. This plan grants options to purchase up to 1,000,000 shares of common stock of the Company to officers and key employees. Option prices are 100% of the fair market value at date of grant. The following schedule shows all options granted, exercised, expired and exchanged under the Company's Incentive Stock Option Plan as of December 31, 1997.


     Information relating to the options is as follows:

                                                  Option Price
                                           Number      Amount         Total
                                           of Shares   Per Share      Price


        Outstanding, January 1, 1995        194,740    $ 4.93      $  961,105
          Granted                            45,200      7.53         340,200
          Exercised                         (17,128)     4.88         (83,499)
          Cancelled                          (1,191)     4.88          (5,806)

        Outstanding, December 31, 1995      221,621    $ 5.47      $1,212,000
          Granted                            44,400      9.69         430,125
          Exercised                        (170,433)     4.88        (830,861)
          Cancelled                         (46,188)     7.20        (332,516)

        Outstanding, December 31, 1996       49,400    $ 9.08      $  448,748
          Granted                            66,150     17.49       1,180,706
          Exercised                          (1,014)     9.69          (9,826)
          Cancelled                          (2,525)    12.43         (31,398)

        Outstanding, December 31, 1997      112,011    $14.20      $1,588,230


     At December 31, 1997, 14,761 options for shares of common stock were exercisable.

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per common share for the year ended December 31, 1997 would have been reduced to the pro forma amounts indicated below:


          Net income (in thousands)


               As reported         $61,292
               Pro forma            61,188

          Earnings per common share

               As reported           $1.87
               Pro forma              1.87


     The fair value of options granted under the Company's fixed stock option plan during 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 1.19%, expected volatility of 29.81%, risk free interest rate of 7.0%, and expected lives of 4 years.

6.  INCOME TAXES

     The following is a reconciliation of income taxes computed using the Federal statutory rate with the provision for income taxes for the years ended December 31,:

                                              1997       1996        1995
                                                    (in thousands)


        Provision for income taxes computed
         at Federal statutory rate          $ 31,695   $ 26,725    $ 19,737

        Increase (decrease) in income taxes
         resulting from:
        Utilization of prior unrecognized
         deferred tax asset relating to
         investment losses                      (868)    (5,767)     (7,858)
        Losses producing no current benefit       81      1,590       1,262
        Other                                 (1,642)      (712)     (5,809)

         Provision for Federal
         income taxes                       $ 29,266   $ 21,836    $  7,332


     The Company provides for deferred income taxes resulting from temporary differences which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

                                               1997       1996       1995
                                                     (in thousands)


        Deferred policy acquisition costs    $   341    $  (742)   $   333
        Policyholders' account balances            5       (216)      (189)
        Investment adjustments                  (481)       135     (1,510)
        Previously accrued expenses
          currently deductible                     0          0          0
        Other                                 (1,764)      (540)      (797)

        Deferred Federal income tax benefit  $(1,899)   $(1,363)   $(2,163)


     Deferred federal income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. Significant components of the Company's net deferred tax (asset) liability as of December 31, 1997 and 1996 are as follows (in thousands):

                                                 1997         1996


         Deferred income tax asset:
           Investments                         $(6,003)     $(5,522)
           Insurance reserves                   (6,508)      (5,584)
           Operating loss carryforwards         (1,669)      (1,903)
           Other                                  (249)        (292)
                                               (14,429)     (13,301)
           Valuation allowance                   5,322        6,072
           Net deferred income tax asset       $(9,107)     $(7,229)

         Deferred income tax liability:
           Deferred policy acquisition costs   $16,305      $15,964
           Net unrealized investment gains      38,521       21,697
           Policyholder account balances            90           85
           Other                                   766        1,132
         Deferred income tax liability          55,682       38,878
         Net deferred income tax liability     $46,575      $31,649


     The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the years ended December 31, 1997 and 1996 primarily reflect the reduction in the deferred tax asset as a result of the utilization of previously unrecognized investment losses.

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

     The Company has net operating loss carryforwards of approximately $7,337,000 at December 31, 1997 of which $2,949,000 expire in 2009;
$2,487,000 in 2010; $1,671,000 in 2011; and $230,000 in 2012.

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

     Reinsurance ceded from the Insurance Company to Life Reassurance Corporation of America and Swiss Re Life & Health America Inc. at December 31, 1997 and 1996 consists of coinsurance agreements aggregating face amounts of $230.6 million and $257.0 million, respectively, representing the amount of individual life insurance contracts that were ceded to the reinsurers. The term "coinsurance" refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy to be reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

     Reinsurance premiums ceded for 1997, 1996 and 1995 amounted to approximately $4.5 million, $4.6 million, and $4.5 million, respectively.

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

                                   For the years ended December 31,

                                          1997        1996        1995
                                               (in thousands)


     Statutory surplus                  $296,725    $250,869    $205,135
     Statutory net income               $ 57,081    $ 41,972    $ 38,834


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

     For fixed maturities and common stocks, estimated fair values were based primarily upon independent pricing services. For a limited number of privately placed securities, where prices are not available from independent pricing services, the Company estimates market values using a matrix pricing model, based on the issuer's credit standing and the security's interest rate spread over U.S. Treasury bonds. Because it is not practicable to obtain an independent valuation for each limited partnership interest for purposes of disclosure, the market value of a limited partnership interest is estimated to approximate the carrying value. As of December 31, 1997, the Company was committed to contribute, if called upon, an aggregate of approximately $73.7 million of additional capital to certain of these limited partnerships. The market value of short-term investments, mortgage loans and policy loans is estimated to approximate the carrying value.

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


December 31, 1997                       Carrying Value    Estimated Fair Value
                                                 (in thousands)

Assets
  Fixed Maturities:
    Available for Sale                   1,909,924          1,909,924
  Common Stock                              45,773             45,773
  Mortgage Loans                            17,865             17,865
  Policy Loans                              18,120             18,120
  Cash and Short-Term Investments          277,578            277,578
  Other Invested Assets                    208,162            208,162

Liabilities
  Policyholders' Account Balances        1,280,900          1,288,551
  Note Payable                              50,000             52,500
  Short-Term Note Payable                   20,000             20,000


December 31, 1996                       Carrying Value    Estimated Fair Value
                                                 (in thousands)
Assets
  Fixed Maturities:
    Available for Sale                   1,823,349          1,823,349
  Common Stock                              42,059             42,059
  Mortgage Loans                            18,622             18,622
  Policy Loans                              18,068             18,068
  Cash and Short-Term Investments          240,857            240,857
  Other Invested Assets                    176,103            176,103

Liabilities
  Policyholders' Account Balances        1,260,545          1,225,654
  Other Notes Payable                       50,000             50,000
  Short-Term Note Payable                    5,000              5,000


11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is presented below. Certain amounts have been reclassified to conform to the current year's presentation.


                                         Three Months Ended
         1997              March 31   June 30     September 30   December 31
                                  (in thousands, except per share)


   Premiums and other
    insurance revenues     $ 6,390    $  6,637      $ 9,024       $ 7,796
   Net investment income    48,623      49,399       44,444        49,352
   Realized investment
    gains                    2,510       8,503        9,518         5,508
   Total revenues           57,523      64,539       62,986        62,656
   Benefits and expenses    38,951      41,022       40,128        37,045
   Net income               12,548      16,372       16,018        16,354

   Net income per share    $   .38    $    .50      $   .49       $   .50



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



                                                             Schedule II

         PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            BALANCE SHEETS
                            (in thousands)
                                                    December 31,
                                                1997            1996


ASSETS:
  Investment in subsidiaries at equity       $512,257        $445,469
  Cash in bank                                     29              69
  Real estate, net                                 38              41
  Fixed maturities, available for sale         11,038          10,041
  Investments, common stocks                    2,193           2,502
  Short term investments                        2,695           4,089
  Other invested assets                        42,593          14,747
  Deferred debt issue costs                       874           1,169
  Other assets                                  3,829           3,774

        TOTAL ASSETS                         $575,546        $481,901

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable, accrued expenses
     and taxes                               $    898        $  1,433
  Notes payable, long term                     50,000          50,000
  Short term note payable                      20,000           5,000
  Other liabilities                             1,994           2,405

        TOTAL LIABILITIES                      72,892          58,838

Total Shareholders' Equity                    502,654         423,063

  TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                  $575,546        $481,901


                                                      Schedule II



        PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        STATEMENTS OF INCOME
                           (in thousands)

                                             Year Ended December 31,

                                           1997        1996       1995


REVENUES:
 Income from rents                       $   739     $   739    $   739
 Investment income                         5,460       3,435        620
 Realized investment gains (losses)         (933)      1,932        271
 Other income                                720           0          0

Total Revenues                             5,986       6,106      1,630

EXPENSES:
 Operating and administrative                517       2,459        803
 Interest                                  5,850       5,049      5,045

Total Expenses                             6,367       7,508      5,848

Loss before federal income taxes and
 equity in income of subsidiaries           (381)     (1,402)    (4,218)

Federal income tax benefit                  (926)     (1,667)    (2,851)

Income (loss) before equity in income
 of subsidiaries                             545         265     (1,367)

Equity in income of subsidiaries
 before deducting dividends received      60,747      54,256     50,425

Net income                               $61,292     $54,521    $49,058


                                                            Schedule II


            PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                  Year Ended December 31,
                                                 1997       1996       1995


Operating Activities:
  Net income                                   $ 61,292   $ 54,521   $ 49,058
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
      Realized investment (gains) losses            933     (1,932)      (271)
      Depreciation and amortization                 299        299        299
      Equity in undistributed profits of
       subsidiary companies                     (60,747)   (54,256)   (45,425)
      Deferred Federal income taxes                 (99)       609       (845)
      Dividends from subsidiaries                24,800     15,000      5,000
  Changes in:
      Accrued investment income                     165     (1,409)      (279)
      Accounts payable and accrued expenses        (536)     1,288        658
      Other assets and liabilities                 (751)     1,308     (3,733)

       Net Cash Provided By (Used In)
       Operating Activities                      25,356     15,428      4,462

Investing Activities:
  Purchase of fixed maturities                   (1,988)    (8,301)      (492)
  Sale of fixed maturities                        1,000      9,016      4,737
  Common stock acquisitions                           0     (1,529)         0
  Common stock sales                                  0      1,974          0
  Other invested asset additions                (37,846)   (10,760)         0
  Other invested asset distributions             10,000          0          0
  Decrease (increase) in short-term investments   1,394        800     (3,390)

       Net Cash Provided By (Used In)
       Investing Activities                     (27,440)    (8,800)       885

Financing Activities:
  Dividends to shareholders                      (7,194)    (4,967)    (3,526)
  Proceeds from line of credit                   15,000      5,000          0
  Repurchase of common stock                     (5,762)    (7,038)    (1,623)

       Net Cash Provided By (Used In)
       Financing Activities                      (2,044)    (7,005)    (5,149)

       Increase (Decrease) in Cash                  (40)      (377)       168

Cash at Beginning of Year                            69        446        278

Cash at End of Year                            $     29   $     69   $    446



PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES                 Schedule III
SUPPLEMENTAL INSURANCE INFORMATION
  (in thousands)


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
Segment            Costs                Balances               Premiums


Year Ended
December 31, 1997
 Life Insurance    $ 7,647              $  128,994             $0
 Annuity            30,037               1,585,682              0
 Accident and
 Health                  0                      24              2
   Total           $37,684              $1,714,700             $2

Year Ended
December 31, 1996
 Life Insurance    $ 6,466              $  124,766             $0
 Annuity            33,317               1,553,518              0
 Accident and
 Health                  0                      21              2
   Total           $39,783              $1,678,305             $2

Year Ended
December 31, 1995
 Life Insurance    $ 6,674              $  120,232             $0
 Annuity            26,656               1,562,415              0
 Accident and
 Health                  0                      34              2
   Total           $33,330              $1,682,681             $2



Column A           Column E             Column F              Column F-1
                   Other
                   Policy                                     Mortality,
                   Claims                                     Surrender
                   and                                        and Other
                   Benefits            Premium                Charges to
Segment            Payable             Revenue                Policyholders


Year Ended
December 31, 1997
 Life Insurance    $   281              $    3,973             $1,530
 Annuity                 0                  19,655                458
 Accident and
 Health                  0                       3                  0
   Total           $   281              $   23,631             $1,988

Year Ended
December 31, 1996
 Life Insurance    $   110              $    4,240             $1,488
 Annuity                 0                   8,461                602
 Accident and
 Health                  0                       4                  0
   Total           $   110              $   12,705             $2,090

Year Ended
December 31, 1995
 Life Insurance    $   116              $    4,404             $1,378
 Annuity                 0                   3,780                556
 Accident and
 Health                  0                       4                  0
   Total           $   116              $    8,188             $1,934



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
Segment            Income               Expenses               Costs


Year Ended
December 31, 1997
 Life Insurance    $ 11,416             $   12,114             $1,100
 Annuity            180,401                124,431              5,481
 Accident and
 Health                   1                      8                  0
   Total           $191,818             $  136,553             $6,581

Year Ended
December 31, 1996
 Life Insurance    $ 10,733             $   13,076             $  880
 Annuity            175,445                110,855              6,270
 Accident and
 Health                   2                     (1)                 0
   Total           $186,180                123,930             $7,150

Year Ended
December 31, 1995
 Life Insurance    $  9,487             $   11,411             $  811
 Annuity            161,291                112,081              4,632
 Accident and
 Health                   2                      4                  0
   Total           $170,780             $  123,496             $5,443



Column A           Column J             Column K
                   Other
                   Operating            Premiums
Segment            Expenses             Written


Year Ended
December 31, 1997
 Life Insurance    $ 2,738
 Annuity             5,405
 Accident and
 Health                 19              $3
   Total           $ 8,162

Year Ended
December 31, 1996
 Life Insurance    $ 4,325
 Annuity             6,836
 Accident and
 Health                 27              $4
   Total           $11,188

Year Ended
December 31, 1995
 Life Insurance    $ 3,696
 Annuity             5,771
 Accident and
 Health                 23              $5
   Total           $ 9,490




PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES             Schedule IV
REINSURANCE  (in thousands)

Column A                         Column B       Column C      Column D
                                                              Assumed
                                                Ceded to      From
                                 Gross          Other         Other
                                 Amount         Companies     Companies


Year Ended December 31, 1997
Life Insurance in Force          $  823,257     $ 476,248     $ 452,480

Premiums:
Life Insurance                   $    8,065     $   4,512     $     420
Annuity                              19,655             0             0
Accident and Health Insurance             3             0             0

Total                            $   27,723     $   4,512     $     420

Year Ended December 31, 1996
Life Insurance in Force          $ 864,809      $ 517,484     $ 473,779

Premiums:
Life Insurance                   $    8,292     $   4,518     $     466
Annuity                               8,461             0             0
Accident and Health Insurance             4             0             0

Total                            $   16,757     $   4,518     $     466

Year Ended December 31, 1995
Life Insurance in Force          $  933,735     $ 573,324     $ 446,079

Premiums:
Life Insurance                   $    8,472     $   4,527     $     459
Annuity                               3,780             0             0
Accident and Health Insurance             4             0             0

Total                            $   12,256     $   4,527     $     459



Column A                         Column E       Column F
                                                Percentage
                                                of Amount
                                 Net            Assumed
                                 Amount         to Net


Year Ended December 31, 1997
Life Insurance in Force          $ 799,489      56.60

Premiums:
Life Insurance                       3,973      10.57
Annuity                             19,655          0
Accident and Health Insurance            3          0

Total                            $  23,631

Year Ended December 31, 1996
Life Insurance in Force          $ 821,104      57.50

Premiums:
Life Insurance                   $   4,240      10.52
Annuity                              8,461          0
Accident and Health Insurance            4          0

Total                            $  12,705

Year Ended December 31, 1995
Life Insurance in Force          $ 806,490      55.31

Premiums:
Life Insurance                   $   4,404      10.42
Annuity                              3,780          0
Accident and Health Insurance            4          0

Total                            $   8,188

Note:  Reinsurance assumed consists entirely of Servicemen's Group Life
Insurance.

