Form 10-Q
period 1998-03-31
PRESIDENTIAL LIFE CORP
filed 1998-05-12
CIK 80124

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


     [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

     There were 32,129,612 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on May 11, 1998.

                                        INDEX

Part I - Financial Information                                       Page No.

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets March 31, 1998
     (Unaudited) and December 31, 1997.............................      3

     Consolidated Statements of Income (Unaudited) - For
     the Three Months Ended March 31, 1998 and 1997................      4

     Consolidated Statements of Shareholders'
     Equity (Unaudited) - For the Three Months Ended
     March 31, 1998 and 1997.......................................      5

     Consolidated Statements of Cash Flows (Unaudited) - For
     the Three Months Ended March 31, 1998 and 1997................      6

     Notes to (Unaudited) Consolidated Financial Statements........     7-9

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........   10-18


Part II - Other Information........................................      19

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


Signatures.........................................................      20


                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                    March 31,      December 31,
                                                      1998             1997
                                                   (UNAUDITED)


ASSETS:
Investments:
   Fixed maturities:
    Available for sale at market (Cost of
     $1,816,548 and $1,799,929, respectively)      $1,929,095      $1,909,924
   Common stocks (Cost of $35,243
     and $32,021, respectively)                        56,639          45,773
   Mortgage Loans                                      17,663          17,865
   Real Estate                                            417             417
   Policy Loans                                        17,742          18,120
   Short-term investments                             260,656         264,098
   Other invested assets                              230,369         208,162
          Total investments                         2,512,581       2,464,359

Cash and cash equivalents                               4,839          13,480
Accrued investment income                              33,236          28,167
Deferred policy acquisition costs                      37,624          37,685
Furniture and equipment, net                              539             567
Amounts due from reinsurers                             7,963           8,249
Other assets                                            1,105           1,222
Assets held in separate account                         4,770           4,612
          TOTAL ASSETS                             $2,602,657      $2,558,341

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
   Policyholders' account balances                 $1,289,879      $1,280,900
   Future policy benefits:
    Annuity                                           386,245         380,109
    Life and accident and health                       51,142          50,848
   Other policy liabilities                             3,081           3,124
          Total policy liabilities                  1,730,347       1,714,981
Dollar Repurchase Agreements                          206,412         205,202
Note payable                                           50,000          50,000
Short term note payable                                23,000          20,000
Deposits on policies to be issued                       3,193           2,436
Federal income taxes payable                            8,578           1,371
Deferred federal income taxes                          49,394          46,575
General expenses and taxes accrued                      8,611           7,074
Other liabilities                                       3,499           3,436
Liabilities related to separate account                 4,770           4,612
          Total liabilities                         2,087,804       2,055,687

Shareholders' Equity:
   Capital stock ($.01 par value, authorized
    100,000,000 shares, issued and outstanding
    32,311,162 shares in 1998 and 32,621,549
    shares in 1997)                                       323             326
   Additional paid-in-capital                          12,331          18,274
   Net unrealized investment gains                     77,960          71,540
   Retained earnings                                  424,239         412,514

    Total Shareholders' Equity                        514,853         502,654

    TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                      $2,602,657      $2,558,341


The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.



                PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except share data)

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                          (UNAUDITED)

                                                   1998              1997


REVENUES:
 Insurance Revenues:
    Premiums                                   $       170       $       237
    Annuity considerations                           7,668             4,900
    Universal life and investment
     type policy fee income                            721               435
 Net investment income                              52,422            48,623
 Realized investment gains                           2,006             2,510
 Other income                                        1,807               818

         TOTAL REVENUES                             64,794            57,523

BENEFITS AND EXPENSES:
 Death and other life insurance benefits             1,908             1,494
 Annuity benefits                                   10,315             9,220
 Interest credited to policyholders'
     account balances                               18,900            18,519
 Interest expense on notes payable                   1,604             1,344
 Other interest and other charges                       74               118
 Increase (decrease) in liability
     for future policy benefits                      6,219             3,804
 Commissions to agents, net                          1,257             1,040
 General expenses and taxes                          4,340             3,737
 Decrease (increase) in deferred
     policy acquisition costs                         (260)             (325)

         TOTAL BENEFITS AND EXPENSES                44,357            38,951

Income before income taxes                          20,437            18,572

Provision (benefit) for income taxes
 Current                                             7,402             7,171
 Deferred                                             (637)           (1,147)
                                                     6,765             6,024

NET INCOME                                     $    13,672       $    12,548

Income per share                               $       .42       $       .38

Weighted average number of shares
outstanding during the period                   32,491,158        32,922,674


The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.



                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                            Net
                               Additional   Unrealized
                   Capital     Paid-in-     Investment   Retained
                   Stock       Capital      Gains        Earnings      Total


Balance at
December 31,
1996                $330       $24,023      $ 40,294     $358,416     $423,063

Net Income                                                 12,548       12,548

Purchase and
Retirement of
Stock                 (2)       (2,755)                                 (2,757)

Change in
Unrealized
Investment
Gains, Net                                   (25,498)                  (25,498)

Dividends
Paid to
Shareholders
($.05 per
share)                                                     (1,642)      (1,642)

Balance at
March 31,
1997               $328       $21,268       $ 14,796     $369,322     $405,714

Balance at
December 31,
1997               $326       $18,274       $ 71,540     $412,514     $502,654

Net Income                                                 13,672       13,672

Purchase and
Retirement of
Stock                (3)       (5,943)                                  (5,946)

Change in
Unrealized
Investment
Gains, Net                                     6,420                     6,420

Dividends
Paid to
Shareholders
($.06 per
share)                                                     (1,947)      (1,947)

Balance at
March 31,
1998               $323       $12,331       $ 77,960     $424,239     $514,853



The accompanying notes are an integral part of the Unaudited Consolidated
Financial Statements.



                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                           (UNAUDITED)

                                                        1998            1997


OPERATING ACTIVITIES:
   Net income                                         $ 13,672        $ 12,548
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Benefit for deferred income taxes                  (637)         (1,147)
       Depreciation and amortization                       110             157
       Net accrual of discount on fixed maturities      (2,507)           (195)
       Realized investment gains                        (2,006)         (2,510)
   Changes in:
       Accrued investment income                        (5,069)         (9,591)
       Deferred policy acquisition costs                  (260)           (325)
       Federal income tax recoverable                        0           5,475
       Liability for future policy benefits              6,430           3,877
       Other items                                       9,092             869

         Net Cash Provided By Operating Activities      18,825           9,158

INVESTING ACTIVITIES:
   Fixed Maturities:
    Available for Sale:
       Acquisitions                                    (73,485)        (85,026)
       Maturities, calls and repayments                 56,340          67,408
   Common Stocks:
       Acquisitions                                     (4,362)         (7,388)
       Sales                                             6,180          10,433
   Decrease (Increase) in short term
    investments and policy loans                         3,820           6,463
   Other Invested Assets:
    Additions to other invested assets                 (27,329)        (10,261)
    Distributions from other invested assets             5,123           8,582
   Purchase of property and equipment                       (8)             (1)
   Mortgage loan on real estate                            202             186

         Net Cash Used In Investing Activities         (33,519)         (9,604)

FINANCING ACTIVITIES:
   Proceeds from Dollar Repurchase Agreements          603,380         583,620
   Repayment of Dollar Repurchase Agreements          (602,170)       (580,051)
   Proceeds from line of credit                          3,000           1,000
   Repurchase of Common Stock                           (5,946)         (2,757)
   Increase (decrease) in policyholders'
     account balances                                    8,979          (2,179)
   Deposits on policies to be issued                       757             620
   Dividends paid to shareholders                       (1,947)         (1,642)

         Net Cash Provided By (Used In)
           Financing Activities                          6,053          (1,389)

   Increase (decrease) in Cash and Cash
    Equivalents                                         (8,641)         (1,835)

Cash and Cash Equivalents at Beginning of Period        13,480             819

Cash and Cash Equivalents at End of Period            $  4,839        $ (1,016)

Supplemental Cash Flow Disclosure:

   Income Taxes Paid                                  $  4,356        $  2,196

   Interest Paid                                      $    164        $     78


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

   B.  Basis of Presentation and Principles of Consolidation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1997.

   C.  Investments

       Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs of approximately $14 million and $13.4 million, and deferred Federal income taxes of approximately $34.3 million and $38.5 million, at March 31, 1998 and December 31, 1997, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

       "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of March 31, 1998 and December 31, 1997. As of
March 31, 1998, the Company was committed to contribute, if called upon, an aggregate of approximately $62.2 million of additional capital to certain of these limited partnerships.

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

       As part of a proposed rehabilitation plan for Fidelity Mutual
Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) stake in a Fidelity subsidiary insurance holding company. In addition, the Company had agreed to purchase $25 million of Senior Notes of such company. The Company was informed by the Pennsylvania Insurance Commissioner, that in response to the significant improvement in the invested assets of Fidelity, she had reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity. The Company disagreed with the Commissioner's actions and commenced litigation which was settled in the second quarter of 1997. As part of the settlement, the Company received $1.7 million.

   D.  Federal Income Taxes

       The Company and its subsidiaries file a consolidated federal income tax return. The asset and liability method in recording income taxes on all transactions that have been recognized in the financial statements is used. Deferred taxes are adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized.

   E.  New Accounting Pronouncements

       In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 amends SFAS No. 125 by deferring for one year the effective date of paragraph 15 of SFAS No. 125, addressing secured borrowings and collateral, and for repurchase agreement, dollar roll, security lending and similar transactions, of paragraphs 9 through 12 and 237(b) of SFAS No. 125. SFAS No. 127 is effective for certain transactions occurring after December 31, 1997, and must be applied prospectively. The Company adopted SFAS 125 and 127 effective January 1998. There was no effect on the Company's financial position from the adoption of SFAS 125 and 127.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for displaying comprehensive income and its components in a full set of general-purpose financial statements.
Effective January 1998, the Company adopted SFAS 130. Total comprehensive income (loss) for the periods ended March 31, 1998 and 1997 was $20.09 million and $(12.95) million, respectively. The primary difference between net income and comprehensive income (loss) was the change in unrealized investment gains (losses) which arose during the period.

       Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company's current definition of its operating segments did not change.

2.  INVESTMENTS

    Investments in U.S. Government & Government Agencies with an aggregate carrying value of $505,048,373 represents investments owned in any one issuer that aggregate 10% or more of Shareholders' Equity at March 31, 1998.

    Securities with a carrying value of approximately $5.5 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3.  NOTES PAYABLE

    Notes payable at March 31, 1998 and December 31, 1997 consist of $50 million, 9 1/2% Senior Notes ("Senior Notes") due December 15, 2000. Interest is payable June 15 and December 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of March 31, 1998, such unamortized costs were $800 thousand. The total principal is due on December 15, 2000. The senior notes are callable after December 14, 1998.

    The Company has one line of credit in the amount of $25,000,000 and provides for interest on borrowings based on market indices. At March
31, 1998 the Company had $23,000,000 outstanding under the line of credit.

4.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

    The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the three months ended March 31, 1998 reflect the reduction in the deferred tax asset as of March 31, 1998. The Company's effective tax rate for the three months ended March 31, 1998 and 1997 was 33.1% and 32.4%, respectively.

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

    Results of Operations

    Comparison of three months ended March 31, 1998 compared to three months ended March 31, 1997.

    Revenues

    Annuity Considerations and Life Insurance Premiums

    Total annuity considerations and life insurance premiums increased to approximately $7.8 million for the three months ended March 31, 1998 from approximately $5.1 million for the three months ended March 31, 1997, an increase of approximately $2.7 million. Of this amount, annuity considerations increased to approximately $7.7 million for the three months ended March 31, 1998 from approximately $4.9 million for the three months ended March 31, 1997, an increase of approximately $2.8 million. In accordance with generally accepted accounting principles, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $33.1 million and approximately $28.3 million during the three months ended March 31, 1998 and March 31, 1997, respectively. Management believes the increase in annuity considerations is due to the successful expansion of our Marketing Department.

    Policy Fee Income

    Universal life and investment type policy fee income was approximately $721 thousand for the three months ended March 31, 1998, as compared to approximately $435 thousand for the three months ended March 31, 1997. This represents approximately a $286 thousand increase.

    Net Investment Income

    Net investment income totaled approximately $52.4 million during the first three months of 1998, as compared to approximately $48.6 million during the first three months of 1997. This represents an increase of approximately $3.8 million. Investment income from "other invested assets" totaled approximately $13.82 million during the first three months of 1998, as compared to approximately $10.95 million during the first three months of 1997. The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended March 31, 1998 and March 31, 1997 was approximately 9.4% and 9.5%, respectively.

    Realized Investment Gains and Losses

    Realized investment gains amounted to approximately $2.0 million during the first three months of 1998, as compared to approximately $2.5 million during the first three months of 1997. Realized investment gains were partially offset by realized investment losses of approximately $299.1 thousand and $1.75 million for the three months ended March 31, 1998 and March 31, 1997, respectively attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

    Total Benefits and Expenses

    Total benefits and expenses for the three months ended March 31, 1998 aggregated approximately $44.4 million, as compared to approximately $39.0 million for the three months ended March 31, 1997.
This represents an increase of $5.4 million from the first quarter of 1997.

    Interest Credited and Benefits to Policyholders

    Interest credited and other benefits to policyholders amounted to approximately $31.2 million for the three months ended March 31, 1998, as compared to approximately $29.4 million for the three months ended
March 31, 1997. The increase is attributable to a higher level of policyholder account balances as a result of the increase in annuity sales.

    The Insurance Company's average credited rate for reserves and account balances for the three months ended March 31, 1998 and 1997 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

    Interest Expense on Notes Payable

    The interest expense on the Company's notes payable amounted to approximately $1.6 million for the three months ended March 31, 1998, and approximately $1.3 million for the three months ended March 31, 1997. The increase in interest expense in the first quarter of 1998 is attributable to the increase in the Company's short term note payable. During the first quarter of 1998, Standard & Poor's upgraded the senior notes from BBB- to BBB. On May 6, 1997, Moody's Investors Service upgraded the senior note from Ba2 to Ba1.

    General Expenses, Taxes and Commissions

    General expenses, taxes and commissions to agents totaled approximately $5.6 million for the three months ended March 31, 1998, as compared to approximately $4.8 million for the three months ended March 31, 1997. This represents approximately an increase of $820 thousand. The increase principally is attributable to higher commissions and related expenses incurred in the first quarter of 1998 associated with the higher level of sales in 1998.

    Deferred Policy Acquisition Costs

    The change in Deferred Policy Acquisition Costs for the three months ended March 31, 1998 resulted in a credit of approximately $260 thousand, as compared to a credit of approximately $325 thousand for the three months ended March 31, 1997.

    Income Before Income Taxes

    For the reasons discussed above, income before income taxes amounted to approximately $20.4 million for the three months ended March 31, 1998, as compared to approximately $18.6 million for the three months ended March 31, 1997.

    Income Taxes

    Income tax expense was $6.8 million for the first three months of 1998 as compared to approximately $6.0 million for the first three months of 1997. This increase is primarily attributable to higher income before income taxes and realized capital gains for the three months ended March 31, 1998.

    Net Income

    For the reasons discussed above, the Company had net income of approximately $13.7 million during the three months ended March 31, 1998 and net income of approximately $12.5 million during the three months ended March 31, 1997.

    Liquidity and Capital Resources

    The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company. During the first quarter of 1998, the Company's Board of Directors declared a quarterly cash dividend of $.06 per share payable on April 2, 1998. During the first quarter of 1998 the Company purchased and retired 310,500 shares of common stock.

    The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance
Company is subject to restrictions on the payment of dividends under New York law. New York law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first quarter of 1998 and 1997, the Insurance Company did not pay dividends to the Company. During the fiscal year
1997, the Insurance Company paid dividends of $24.8 million to the Company.

    Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $18.8 million and $9.2 million during the three months ended March 31, 1998 and 1997, respectively. Net cash provided by (used in) the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(33.5) million, and $(9.6) million during the three months ended March 31, 1998 and 1997, respectively.

    For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company are also considered to be a financing activity.
In addition, as previously discussed, the Company participates in dollar roll repurchase agreements which are considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $6 million, and $(1.4) million during the three months ended March 31, 1998 and 1997, respectively. This fluctuation primarily is attributable to higher policyholder account balances, an increase in borrowings under the Company's line of credit and the increase in dollar roll repurchase agreements outstanding at March 31, 1998.

    The Company currently has one bank line of credit for $25 million of which $23 million is used at March 31, 1998.

    The indenture governing the senior notes contains covenants relating to limitations on additional indebtedness, restricted payments, liens and sale or issuance of capital stock of the Insurance Company. In the event the Company violates such covenants as defined in the indenture, the Company is obligated to offer to repurchase 25% of the outstanding principal amount of such notes. The Company believes that it is in compliance with all of the covenants. During the first quarter of 1998, Standard & Poor's upgraded the senior notes from BBB- to BBB. On May 6, 1997, Moody's Investors Service upgraded the senior notes from Ba2 to Ba1.

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

    To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 10.0% and 9.8% as of March 31, 1998, and December 31, 1997, respectively). The weighted average duration of the Company's debt portfolio was approximately six years as of March 31, 1998. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

    The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of March 31, 1998 and December 31, 1997, approximately 6.38% and 5.4%, respectively of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

    The Company maintains a portfolio which includes below investment grade fixed maturity debt securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of March 31, 1998 and December 31, 1997, the carrying value of these securities was approximately $168.7 million and $164.6 million, respectively (representing approximately 6.5% and 6.4% of the Company's total assets and 32.8% and 32.8%, respectively of shareholders' equity).

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

    As of March 31, 1998, approximately 9.17% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $62.2 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.
The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

    As previously discussed, the Company participates in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $206.4 million and $204.5 million at March 31, 1998 and December 31, 1997, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

    As part of a proposed rehabilitation plan for Fidelity Mutual Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance
Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) stake in a Fidelity subsidiary insurance holding company. In addition, the Company had agreed to purchase $25 million of Senior Notes of such company. The Company was informed by the Pennsylvania Insurance Commissioner, that in response to the significant improvement in the invested assets of Fidelity, she had reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity. The Company disagreed with the Commissioner's actions and commenced litigation which was settled in the second quarter of 1997. As part of the settlement, the Company received $1.7 million.

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

    Recent Accounting Pronouncements

    In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 amends SFAS No. 125 by deferring for one year the effective date of paragraph 15 of SFAS No. 125, addressing secured borrowings and collateral, and for repurchase agreement, dollar roll, security lending and similar transactions, of paragraphs 9 through 12 and 237(b) of SFAS No. 125. SFAS No. 127 is effective for certain transactions occurring after December 31, 1997, and must be applied prospectively. The Company adopted SFAS 125 and 127 effective January 1998. There was no effect on the Company's financial position from the adoption of SFAS 125 and 127.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for displaying comprehensive income and its components in a full set of general-purpose financial statements.
Effective January 1998, the Company adopted SFAS 130. Total comprehensive income (loss) for the periods ended March 31, 1998 and 1997 was $20.09 million and $(12.95) million, respectively. The primary difference between net income and comprehensive income (loss) was the change in unrealized investment gains (losses) which arose during the period.

    Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company's current definition of its operating segments did not change.

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

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 11, 1998, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    a)  Exhibits

       None

    b)  Reports on Form 8-K

       During the quarter ended March 31, 1998, the Company did not file a current report on Form 8-K.

                    PRESIDENTIAL LIFE CORPORATION
                            MARCH 31, 1998

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Presidential Life Corporation
                                        (Registrant)

Date:  May 11, 1998             /s/ Herbert Kurz
                                Herbert Kurz, President and Duly
                                Authorized Officer of the Registrant

Date:  May 11, 1998             /s/ Michael V. Oporto
                                Michael V. Oporto, Principal
                                Accounting Officer of the Registrant