Form 10-Q
period 1998-06-30
PRESIDENTIAL LIFE CORP
filed 1998-08-14
CIK 80124

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

     There were 31,947,613 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on August 12, 1998.


                                      INDEX


Part I - Financial Information                                    Page No.

Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets June 30, 1998
   (Unaudited) and December 31, 1997 . . . . . . . . . . . . . . . . .3

   Consolidated Statements of Income (Unaudited) - For
   the Six Months Ended June 30, 1998 and 1997 . . . . . . . . . . . .4

   Consolidated Statements of Income (Unaudited) - For
   the Three Months Ended June 30, 1998 and 1997 . . . . . . . . . . .5

   Consolidated Statements of Shareholders'
   Equity (Unaudited) - For the Six Months Ended
   June 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . .6

   Consolidated Statements of Cash Flows (Unaudited) - For
   the Six Months Ended June 30, 1998 and 1997 . . . . . . . . . . . .7

   Notes to (Unaudited) Consolidated Financial Statements. . . . . 8-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . .11-18

Item 3.  Quantitative and Qualitative Disclosure About Market
         Risk (Not Applicable)
Part II - Other Information. . . . . . . . . . . . . . . . . . . . . 19

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities

   Item 3.  Defaults Upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K


Signatures ........................................................ 20


                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (In thousands, except share data)

                                                      June 30,    December 31,
                                                       1998          1997


ASSETS:
Investments:
   Fixed maturities:
    Available for sale at market (Cost of
     $1,784,222 and $1,799,929, respectively)       $1,890,301    $1,909,924
   Common stocks (Cost of $37,975 and
     $32,021, respectively)                             62,957        45,773
   Mortgage Loans                                       17,460        17,865
   Real Estate                                             416           417
   Policy Loans                                         17,738        18,120
   Short-term investments                              287,170       264,098
   Other invested assets                               265,643       208,162
          Total investments                          2,541,685     2,464,359

Cash and cash equivalents                                    0        13,480
Accrued investment income                               19,787        28,167
Deferred policy acquisition costs                       37,323        37,685
Furniture and equipment, net                               545           567
Amounts due from reinsurers                              8,095         8,249
Other assets                                               292         1,222
Assets held in separate account                          4,660         4,612
          TOTAL ASSETS                              $2,612,387    $2,558,341

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
   Policyholders' account balances                  $1,287,940    $1,280,900
   Future policy benefits:
    Annuity                                            391,751       380,109
    Life and accident and health                        52,092        50,848
   Other policy liabilities                              3,077         3,124
          Total policy liabilities                   1,734,860     1,714,981
Dollar Repurchase Agreements                           215,665       205,202
Note payable                                            50,000        50,000
Short term note payable                                 23,000        20,000
Deposits on policies to be issued                        1,243         2,436
Federal income taxes payable                             1,748         1,371
Deferred federal income taxes                           46,571        46,575
General expenses and taxes accrued                       7,489         7,074
Other liabilities                                        3,965         3,436
Liabilities related to separate account                  4,660         4,612
          Total liabilities                          2,089,201     2,055,687

Shareholders' Equity:
   Capital stock ($.01 par value, authorized
    100,000,000 shares, issued and outstanding
    31,987,550 shares in 1998 and 32,621,549
    shares in 1997)                                        320           326
   Additional paid in capital                            5,747        18,274
   Net unrealized investment gains                      76,782        71,540
   Retained earnings                                   440,337       412,514

    Total Shareholders' Equity                         523,186       502,654

    TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                                      $2,612,387    $2,558,341


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.




              PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)

                                                     SIX MONTHS ENDED
                                                        JUNE 30
                                                      (UNAUDITED)

                                                   1998              1997


REVENUES:
   Insurance Revenues:
     Premiums                                 $     1,153        $     1,098
     Annuity considerations                        15,644              7,978
     Universal life and investment
        type policy fee income                      1,140                956
   Net investment income                          110,076             98,022
   Realized investment gains                        9,069             11,013
   Other income                                     2,357              2,995

           TOTAL REVENUES                         139,439            122,062

BENEFITS AND EXPENSES:
   Death and other life insurance benefits          3,566              3,100
   Annuity benefits                                20,735             18,824
   Interest credited to policyholders'
     account balances                              38,110             37,435
   Interest expense on notes payable                3,833              2,780
   Other interest and other charges                   142                228
   Increase in liability for future
     policy benefits                               12,572              7,116
   Commissions to agents, net                       2,337              1,896
   General expenses and taxes                       8,229              7,752
   Decrease in deferred policy
     acquisition costs                              1,097                842

           TOTAL BENEFITS AND EXPENSES             90,621             79,973

Income before income taxes                         48,818             42,089
Provision (benefit) for income taxes
   Current                                         19,475             15,308
   Deferred                                        (2,826)            (2,139)
                                                   16,649             13,169

NET INCOME                                    $    32,169        $    28,920

Income per share                              $      1.00        $       .88

Weighted average number of shares
outstanding during the period                  32,297,875         32,816,821


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.




              PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)

                                                   THREE MONTHS ENDED
                                                        JUNE 30
                                                      (UNAUDITED)

                                                   1998           1997


REVENUES:
   Insurance Revenues:
     Premiums                                   $       983      $       862
     Annuity considerations                           7,977            3,078
     Universal life and investment
        type policy fee income                          419              521
   Net investment income                             57,654           49,399
   Realized investment gains                          7,063            8,503
   Other income                                         550            2,176

           TOTAL REVENUES                            74,646           64,539

BENEFITS AND EXPENSES:
   Death and other life insurance benefits            1,658            1,607
   Annuity benefits                                  10,420            9,604
   Interest credited to policyholders'
     account balances                                19,210           18,915
   Interest expense on notes payable                  2,229            1,436
   Other interest and other charges                      68              110
   Increase (decrease) in liability for
     future policy benefits                           6,353            3,312
   Commissions to agents, net                         1,081              856
   General expenses and taxes                         3,889            4,015
   Decrease in deferred policy
     acquisition costs                                1,357            1,167

           TOTAL BENEFITS AND EXPENSES               46,265           41,022

Income before income taxes                           28,381           23,517

Provision (benefit) for income taxes
   Current                                           12,073            8,138
   Deferred                                          (2,189)            (993)
                                                      9,884            7,145

NET INCOME                                      $    18,497      $    16,372

Income per share                                $       .58      $       .50

Weighted average number of shares
outstanding during the period                    32,106,715       32,712,132

The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



              PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                (UNAUDITED)

                                       Net
                          Additional   Unrealized
                Capital   Paid-in-     Investment       Retained
                Stock     Capital      Gains (Losses)   Earnings       Total



Balance at
December 31,
1996             $330     $24,023      $40,294           $358,416     $423,063

Net Income                                                 28,920       28,920

Issuance of
Shares Under
Stock Option
Plan                            2                                            2

Purchase and
Retirement
of Stock           (3)     (4,298)                                      (4,301)

Change in
Unrealized
Investment
Gains, Net                               1,462                           1,462

Dividends
paid to
Shareholders
(.10 per
share)                                                     (3,276)      (3,276)

Balance at
June 30,
1997             $327     $19,727      $41,756           $384,060     $445,870


Balance at
December 31,
1997             $326     $18,274      $71,540           $412,514     $502,654

Net Income                                                 32,169       32,169

Purchase and
Retirement
of Stock           (6)    (12,527)                                     (12,533)

Change in
Unrealized
Investment
Gains, Net                               5,242                           5,242

Dividends
paid to
Shareholders
(.135 per
share)                                                     (4,346)      (4,346)

Balance at
June 30,
1998             $320      $5,747      $76,782           $440,337     $523,186


The accompanying notes are an integral part of the Unaudited Consolidated
Financial Statements.




               PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                                       SIX MONTHS ENDED
                                                            JUNE 30
                                                          (UNAUDITED)

                                                        1998           1997


OPERATING ACTIVITIES:
 Net income                                         $   32,169     $   28,920
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision (benefit) for deferred income taxes      (2,826)        (2,139)
     Depreciation and amortization                         944            258
     Net accrual of discount on fixed maturities        (5,045)          (376)
     Realized investment losses (gains)                 (9,069)       (11,013)
 Changes in:
     Accrued investment income                           8,380          7,494
     Deferred policy acquisition cost                    1,097            842
     Federal income tax recoverable                          0         (1,130)
     Liability for future policy benefits               12,886          6,695
     Other items                                         1,491            (46)

        Net Cash Provided by
          Operating Activities                          40,027         29,505

INVESTING ACTIVITIES:
 Fixed Maturities:
   Available for Sale:
     Acquisitions                                     (123,589)      (122,852)
     Sales                                               2,602          4,369
     Maturities, calls and repayments                  134,618         87,959
 Common Stocks:
     Acquisitions                                       (7,787)       (12,778)
     Sales                                              18,030         26,702
 Decrease (increase) in short term
   investments and policy loans                        (22,690)        10,620
 Other Invested Assets:
   Additions to other invested assets                  (68,701)       (67,870)
   Distributions from other invested assets             11,221         40,337
 Purchase of property and equipment                        (47)          (189)
 Mortgage loans on real estate                             405            371

        Net Cash Used in Investing Activities          (55,938)       (33,331)

FINANCING ACTIVITIES:
 Proceeds from Dollar Repurchase Agreements          1,228,447      1,192,909
 Repayment of Dollar Repurchase Agreements          (1,217,984)    (1,187,830)
 Increase (decrease) in policyholders'
   account balances                                      7,040         (3,179)
 Repurchase of common stock                            (12,533)        (4,301)
 Proceeds from line of credit                            3,000          7,500
 Deposits on policies to be issued                      (1,193)         1,398
 Dividends paid to shareholders                         (4,346)        (3,276)

        Net Cash Provided by Financing Activities        2,431          3,221

 Decrease in Cash and Cash Equivalents                 (13,480)          (605)

Cash and Cash Equivalents at Beginning of Year          13,480            819

Cash and Cash Equivalents at End of Period          $        0     $      214

Supplemental Cash Flow Disclosure:

 Income Taxes Paid                                  $   19,099     $   16,939

 Interest Paid                                      $    2,900     $    2,534


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

     B.  Basis of Presentation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1997.

     C.  Investments

     Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs of approximately $12.9 million and $13.4 million, and deferred Federal income taxes of approximately $32.3 million and $38.5 million at June 30, 1998 and December 31, 1997, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

     "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. Limited partnership interests usually are not registered and typically are illiquid. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of June 30, 1998 and December 31, 1997. As of June 30, 1998, the Company was committed to contribute, if called upon, an aggregate of approximately $53.9 million of additional capital to certain of these limited partnerships.

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

     E.  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for displaying comprehensive income and its components in a full set of general-purpose financial statements. Effective January 1998, the Company adopted SFAS 130. Total comprehensive income (loss) for the periods ended June 30, 1998 and 1997 was $37.41 million and $30.38 million, respectively. The difference between net income and comprehensive income (loss) was the change in unrealized investment gains (losses) which arose during the period.

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

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (SFAS 132), which revises employers' disclosures about pension and other postretirement benefit plans to require standardized disclosures for pensions and other postretirement benefits, additional disclosure of information on changes in the benefit obligations and fair values of plan assets, and elimination of certain disclosures that were deemed no longer useful. It does not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997.

     In June 1998, the FASB issued Statement of Financial
Accounting Standards No. 133, "Accounting for Derivative Instruments and
Hedging Activities" (SFAS 133).   SFAS 133 establishes accounting and
reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It also establishes specific conditions that must be met in order for a derivative to be recognized as a hedge of certain exposures. The Company has not yet completed its analysis to determine the impact of this statement on the Company's financial statements. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

2.  INVESTMENTS

     Investments in U.S. Government & Government Agencies with an aggregate carrying value of $479,476,000 represent investments owned in any one issuer that aggregate 10% or more of Shareholders' Equity as of June 30, 1998.

     Securities with a carrying value of approximately $5.6 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3.  NOTES PAYABLE

     Notes payable at June 30, 1998 and December 31, 1997 consist of $50 million, 9 1/2% Senior Notes ("Senior Notes") due December 15, 2000. Interest is payable June 15 and December 15. Debt issue costs are being amortized on the interest method over the term of the notes. The total principal is due on December 15, 2000. The senior notes are callable after December 14, 1998. The Company intends to call and refinance the senior notes during the fourth quarter of 1998.

     The Company has one bank line of credit in the amount of $25,000,000 and provides for interest on borrowings based on market indices. At June 30, 1998 the Company had $23,000,000 outstanding under the line of credit.

4.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

     The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the six months ended June 30, 1998 reflect the reduction in the deferred tax asset as of June 30, 1998. The Company's effective tax rates for the six months ended June 30, 1998 and 1997 were 34.1% and 31.3%, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General

     The Company operates in a single business segment with two primary lines of business--individual annuities and individual life insurance. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as single premium deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances. With respect to products that are accounted for as policyholder account balances, revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from the policyholder's account balance. The Company's operating earnings are derived primarily from these revenues, plus the Company's investment results, including realized gains (losses), less interest credited, benefits to policyholders and expenses.

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

     Results of Operations

     Comparison of Six Months Ended June 30, 1998 to Six Months Ended June 30, 1997.

     Revenues

     Annuity Considerations and Life Insurance Premiums

     Total annuity considerations and life insurance premiums increased to approximately $16.8 million for the six months ended June 30, 1998 from approximately $9.1 million for the six months ended June 30, 1997. Of this amount, annuity considerations increased to approximately $15.6 million for the six months ended June 30, 1998 from approximately $8.0 million for the six months ended June 30, 1997. In accordance with generally accepted accounting principles, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $61.0 million for the six months ended June 30, 1998 compared to $50.0 million for the six months ended June 30, 1997. Management believes the increase in annuity considerations is due to the successful expansion of our Marketing Department.

     Policy Fee Income

     Universal life and investment type policy fee income was approximately $1,140 thousand for the six months ended June 30, 1998, as compared to approximately $956 thousand for the six months ended June 30, 1997. Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

     Net Investment Income

     Net investment income totaled approximately $110.1 million for the six months ended June 30, 1998, as compared to approximately $98.0 million for the six months ended June 30, 1997. This represents an increase of approximately 12.3%. Investment income from "other invested assets" totaled approximately $30.1 million during the first six months of 1998, as compared to $22.7 million during the first six months of 1997. The Company's ratio of net investment income to average cash and invested assets less net investment income for the six months ended June 30, 1998 and June 30, 1997 were 9.32% and 8.81%, respectively.

     Realized Investment Gains and Losses

     Realized investment gains amounted to approximately $9.1 million during the six months ended June 30, 1998, as compared to approximately $11.0 million during the six months ended June 30, 1997. Realized investment gains were partially offset by realized investment losses of approximately $1.7 million and $2.1 million for the six months ended June 30, 1998 and 1997, respectively attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

     Other Income

     The decrease in other income in the second quarter of 1998 is the result of the settlement in the second quarter of 1997 of the litigation with Fidelity Mutual Life Insurance Company.

     Total Benefits and Expenses

     Total benefits and expenses for the six months ended June 30, 1998 aggregated approximately $90.6 million, as compared to approximately $80.0 million for the six months ended June 30, 1997, an increase of approximately 13.3%. The reasons for this increase are discussed under the respective components below.

     Interest Credited and Benefits to Policyholders

     Interest credited and benefits to policyholders aggregated approximately $75.1 million for the six months ended June 30, 1998, as compared to approximately $66.7 million for the six months ended June 30, 1997. The increase is primarily attributable to the increase in the liability for future policy benefits during the six months ended June 30, 1998 as a result of the increase in annuity considerations received during the period.

     The Insurance Company's average credited rate for reserves and account balances for the six months ended June 30, 1998 and 1997 were less than the Company's ratio of net investment income to mean invested assets for the same periods as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

     Interest Expense on Notes Payable

     The interest expense on the Company's notes payable was approximately $3.8 million for the six months ended June 30, 1998, as compared to approximately $2.8 million for the six months ended June 30, 1997. The increase is attributable to the increase in the Company's short term note payable. During the first quarter of 1998, Standard & Poor's upgraded the senior note from BBB- to BBB.

     General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents aggregated approximately $10.6 million for the six months ended June 30, 1998, as compared to approximately $9.6 million for the six months ended June 30, 1997, an increase of approximately 9.5%. The increase principally is attributable to higher commissions and selling expenses incurred in the first six months of 1998 associated with the higher level of sales in the first six months of 1998.

     Deferred Policy Acquisition Costs

     Deferred Policy Acquisition Costs for the six months ended June 30, 1998 increased approximately $255 thousand resulting in a charge of $1.1 million, as compared to a charge of approximately $842 thousand for the six months ended June 30, 1997. This change is primarily attributable to an increase in the costs associated with new product sales which will be deferred and amortized in proportion to the recognition of earned revenue.

     Income Before Income Taxes

     For the reasons discussed above, income before income taxes amounted to approximately $48.8 million for the six months ended June 30, 1998, as compared to approximately $42.1 million for the six months ended June 30, 1997.

     Income Taxes

     Income tax expense was $16.6 million for the six months ended June 30, 1998 as compared to approximately $13.2 million for the six months ended June 30, 1997. The increase is primarily attributable to higher income from operations and realized capital gains for the six months ended June 30, 1998.

     Net Income

     For the reasons discussed above, the Company had net income of approximately $32.2 million during the six months ended June 30, 1998, as compared to net income of approximately $28.9 million during the six months ended June 30, 1997.

     Liquidity and Capital Resources

     The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on its investments (exclusive of those held by the Insurance Company) and rent from its real estate. During the second quarter of 1998, the Company's Board of Directors declared a quarterly cash dividend of $.075 per share payable on July 1, 1998. During the second quarter of 1998 the Company purchased and retired 329,500 shares of common stock. For the six months ended June 30, 1998, the Company has purchased and retired 640,000 shares of common stock. The Company is authorized to purchase an additional 592,000 shares of common stock.

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York State law. New York State law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first six months of 1998, the Insurance Company paid dividends to the Company of $29.4 million. During the fiscal year 1997, the Insurance Company paid dividends of $24.8 million to the Company.

     Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies (including withdrawals and surrender payments), operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $40.0 million and $29.5 million during the six months ended June 30, 1998 and 1997, respectively. Net cash provided by (used in) the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(55.9) million and $(33.3) million during the six months ended June 30, 1998 and 1997, respectively.

     For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company also are considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $2.4 million and $3.2 million during the six months ended June 30, 1998 and 1997, respectively. This fluctuation primarily is attributable to the increased activity in dollar roll repurchase agreements, repurchase of common stock and amount outstanding under the bank line of credit during the six months ended June 30, 1998.

     The Company currently has one bank line of credit for $25 million of which $23.0 million was used at June 30, 1998.

     The indenture governing the senior note contains covenants relating to limitations on additional indebtedness, restricted payments, liens, and sale or issuance of capital stock of the Insurance Company. In the event the Company violates such covenants as defined in the indenture, the Company is obligated to offer to repurchase 25% of the outstanding principal amount of such notes. The Company believes that it is in compliance with all of the covenants. During the first quarter of 1998, Standard & Poor's upgraded the senior note from BBB- to BBB. The Company intends to call and refinance the senior notes during the fourth quarter of 1998.

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

     To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 11.0% and 10.3% as of June 30, 1998 and December 31, 1997, respectively). The McCaulay's duration of the Company's investment portfolio was approximately 6 years as of June 30, 1998. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold for various reasons. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

     The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of June 30, 1998 and December 31, 1997, approximately 4.5% and 5.4%, respectively of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

     The Company maintains a portfolio which includes below investment grade debt securities which were purchased to achieve a more favorable investment yield all of which are classified as available for sale and reported at fair value. As of June 30, 1998 and December 31, 1997, the carrying value of these securities was approximately $160.2 million and $164.6 million, respectively, (representing approximately 6.1% and 6.4%, respectively, of the Company's total assets and 30.6% and 32.8% respectively, of shareholders' equity).

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

     As of June 30, 1998, approximately 10.5% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 1C to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $53.9 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. The Company may make selective investments in additional limited partnerships as opportunities arise. Pursuant to NYSDI regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. Interests held by the Company in limited partnerships usually are not registered with the Commission and typically are illiquid. In addition, there can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

     As previously discussed, during the first and second quarters of fiscal 1998 and in fiscal 1997, the Company participated in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $215.6 million and $205.2 at June 30, 1998 and December 31, 1997, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

     Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for displaying comprehensive income and its components in a full set of general-purpose financial statements. Effective January 1998, the Company adopted SFAS 130. Total comprehensive income (loss) for the periods ended June 30, 1998 and 1997 was $37.41 million and $30.38 million, respectively. The difference between net income and comprehensive income (loss) was the change in unrealized investment gains (losses) which arose during the period.

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

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (SFAS 132), which revises employers' disclosures about pension and other postretirement benefit plans to require standardized disclosures for pensions and other postretirement benefits, additional disclosure of information on changes in the benefit obligations and fair values of plan assets, and elimination of certain disclosures that were deemed no longer useful. It does not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997.

     In June 1998, the FASB issued Statement of Financial
Accounting Standards No. 133, "Accounting for Derivative Instruments and
Hedging Activities" (SFAS 133).   SFAS 133 establishes accounting and
reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It also establishes specific conditions that must be met in order for a derivative to be recognized as a hedge of certain exposures. The Company has not yet completed its analysis to determine the impact of this statement on the Company's financial statements. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

     Year 2000 Matters

     In 1994, the Company initiated the process of preparing its computer systems and applications for the Year 2000 in 1994. This process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy their Year 2000 issues. The modification process of all significant applications will be completed by December 31, 1998. Management expects to have all of the system and application changes completed during the second half of 1999.

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


                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 12, 1998, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

          None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

          a)  Exhibits

               None

          b)  Reports on Form 8-K

               During the quarter ended June 30, 1998, the Company did not file a current report on Form 8-K.


                 PRESIDENTIAL LIFE CORPORATION
                         JUNE 30, 1998

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Presidential Life Corporation
                                        (Registrant)

Date:  August 12, 1998           /s/ Herbert Kurz
                                 Herbert Kurz, President and Duly
                                 Authorized Officer of the Registrant

Date:  August 12, 1998           /s/ Michael V. Oporto
                                 Michael V. Oporto, Principal
                                 Accounting Officer of the Registrant