Form 10-Q
period 1998-09-30
PRESIDENTIAL LIFE CORP
filed 1998-11-16
CIK 80124

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

     There were 31,743,989 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on November 12, 1998.

                                      INDEX


Part I - Financial Information                                       Page No.

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets (Unaudited)
     September 30, 1998 and December 31, 1997......................      3

     Consolidated Statements of Income (Unaudited) - For
     the Nine Months Ended September 30, 1998 and 1997.............      4

     Consolidated Statements of Income (Unaudited) - For
     the Three Months Ended September 30, 1998 and 1997............      5

     Consolidated Statements of Shareholders'
     Equity (Unaudited) - For the Nine Months Ended
     September 30, 1998 and 1997...................................      6

     Consolidated Statements of Cash Flows (Unaudited) - For
     the Nine Months Ended September 30, 1998 and 1997.............      7

     Condensed Notes to Unaudited Consolidated Financial
     Statements....................................................   8-11

     Independent Accountants' Review Report........................     12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............  13-21


Part II - Other Information.........................................     22

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

Signatures..........................................................     23


                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (In thousands, except share data)

                                                September 30,   December 31,
                                                    1998            1997


ASSETS:
Investments:
   Fixed maturities:
    Available for sale at market (Cost
      of $1,748,124 and $1,799,929,
      respectively)                               $1,841,928      $1,909,924
   Common stocks (Cost of $35,158 and
      $32,021, respectively)                          47,433          45,773
   Mortgage Loans                                     17,252          17,865
   Real Estate                                           415             417
   Policy Loans                                       17,320          18,120
   Short-term investments                            208,131         264,098
   Other invested assets                             262,999         208,162
    Total investments                              2,395,478       2,464,359

Cash and cash equivalents                                813          13,480
Accrued investment income                             26,127          28,167
Deferred policy acquisition costs                     39,086          37,685
Furniture and equipment, net                             662             567
Amounts due from reinsurers                            8,146           8,249
Other assets                                           9,645           1,222
Assets held in separate account                        3,983           4,612
    TOTAL ASSETS                                  $2,483,940      $2,558,341

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
   Policyholders' account balances                $1,293,977      $1,280,900
   Future policy benefits:
    Annuity                                          394,505         380,109
    Life and accident and health                      52,344          50,848
   Other policy liabilities                            3,021           3,124
    Total policy liabilities                       1,743,847       1,714,981
Dollar Repurchase Agreements                          99,201         205,202
Note payable                                          50,000          50,000
Short-term note payable                               23,000          20,000
Deposits on policies to be issued                      2,665           2,436
Deferred federal income taxes                         38,229          46,575
General expenses and taxes accrued                     8,441           7,074
Other liabilities                                      3,964           4,807
Liabilities related to separate account                3,983           4,612
    Total liabilities                              1,973,330       2,055,687

Shareholders' Equity:
   Capital stock ($.01 par value, authorized
    100,000,000 shares, issued and outstanding
    31,921,863 shares in 1998 and 32,621,549
    shares in 1997)                                      319             326
   Additional paid in capital                          4,354          18,274
   Net unrealized investment gains                    61,478          71,540
   Retained earnings                                 444,459         412,514

    Total Shareholders' Equity                       510,610         502,654

    TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                                    $2,483,940      $2,558,341


The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.



                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)


                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30
                                                     (UNAUDITED)

                                                 1998              1997



REVENUES:
 Insurance revenues:
   Premiums                                  $     2,076       $     1,982
   Annuity considerations                         19,965            14,808
   Universal life and investment
     type policy fee income                        1,695             1,522
 Net investment income                           145,792           142,466
 Realized investment gains                        14,087            20,531
 Other income                                      2,916             3,739

        TOTAL REVENUES                           186,531           185,048

BENEFITS AND EXPENSES:
 Death and other life insurance benefits           5,574             5,126
 Annuity benefits                                 30,930            28,299
 Interest credited to policyholders'
   account balances                               57,183            56,638
 Interest expense on notes payable                 5,546             4,415
 Other interest and other charges                    207               371
 Change in liability for future
   policy benefits                                15,533            12,420
 Commissions to agents, net                        3,499             3,442
 General expenses and taxes                       10,514            10,016
 Change in deferred policy
   acquisition costs                                 805              (627)

        TOTAL BENEFITS AND EXPENSES              129,791           120,100

Income before income taxes                        56,740            64,948

Provision (benefit) for income taxes
   Current                                        20,987            21,871
   Deferred                                       (2,928)           (1,861)
        TOTAL PROVISION FOR INCOME TAXES          18,059            20,010

NET INCOME                                   $    38,681       $    44,938

Income per share                             $      1.20       $      1.37

Weighted average number of shares
outstanding during the period                 32,179,413        33,772,968


The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.



                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)


                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30
                                                     (UNAUDITED)

                                                1998               1997


REVENUES:
 Insurance revenues:
   Premiums                                $       923         $       884
   Annuity considerations                        4,320               6,831
   Universal life and investment
     type policy fee income                        555                 566
 Net investment income                          35,716              44,444
 Realized investment gains                       5,018               9,518
 Other income                                      560                 743

        TOTAL REVENUES                          47,092              62,986

BENEFITS AND EXPENSES:
 Death and other life insurance benefits         2,008               2,026
 Annuity benefits                               10,195               9,475
 Interest credited to policyholders'
   account balances                             19,073              19,204
 Interest expense on notes payable               1,713               1,634
 Other interest and other charges                   65                 143
 Change in liability for future
   policy benefits                               2,962               5,304
 Commissions to agents, net                      1,161               1,546
 General expenses and taxes                      2,284               2,264
 Change in deferred policy
   acquisition costs                              (292)             (1,468)

        TOTAL BENEFITS AND EXPENSES             39,169              40,128

Income before income taxes                       7,923              22,858

Provision (benefit) for income taxes
 Current                                         1,512               6,563
 Deferred                                         (101)                277
        TOTAL PROVISION FOR INCOME TAXES         1,411               6,840

NET INCOME                                 $     6,512         $    16,018

Income per share                           $       .20         $       .49

Weighted average number of shares
outstanding during the period               31,946,352          32,686,691


The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.



               PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)


                                         Net
                            Additional   Unrealized
                  Capital   Paid in      Investment      Retained
                  Stock     Capital      Gains (Losses)  Earnings      Total


Balance at
December
31, 1996          $330      $24,023      $40,294          $358,416    $423,063

Net income                                                  44,938      44,938

Issuance of
Shares Under
Stock Option
Plan                              4                                          4

Purchase and
Retirement
of Stock            (4)      (5,758)                                    (5,762)

Change in
Unrealized
Investment
Gains, Net                                30,294                        30,294

Dividends
Paid to
Shareholders
(.16 per
share)                                                      (5,238)     (5,238)

Balance at
September
30, 1997          $326     $18,269       $70,588          $398,116    $487,299


Balance at
December
31, 1997          $326     $18,274       $71,540          $412,514    $502,654

Net Income                                                  38,681      38,681

Issuance of
Shares Under
Stock Option
Plan                            51                                          51

Purchase and
Retirement
of Stock            (7)    (13,971)                                    (13,978)

Change in
Unrealized
Investment
Gains, Net                              (10,062)                       (10,062)

Dividends
paid to
Shareholders
(.21 per
share)                                                      (6,736)     (6,736)

Balance at
September
30, 1998          $319     $ 4,354      $61,478           $444,459    $510,610


The accompanying notes are an integral part of the Unaudited Consolidated
Financial Statements.



               PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                          (UNAUDITED)

                                                        1998          1997


OPERATING ACTIVITIES:
 Net income                                         $   38,681    $   44,938
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Benefit for deferred income taxes                  (2,928)       (1,861)
     Depreciation and amortization                         983           361
     Net accrual of discount on fixed maturities        (7,002)       (1,800)
     Realized investment gains                         (14,087)      (20,531)
 Changes in:
     Accrued investment income                           2,040         3,120
     Deferred policy acquisition costs                     805          (627)
     Federal income tax payable                        (10,726)       (2,838)
     Liabilities for future policy benefits             15,892        12,659
     Other items                                         1,980         1,220

       Net Cash Provided by
         Operating Activities                           25,638        34,641

INVESTING ACTIVITIES:
 Fixed Maturities:
   Available For Sale:
     Acquisitions                                     (221,865)     (285,667)
     Sales                                               2,602        10,363
     Maturities, calls and repayments                  271,131       221,804
 Common Stocks:
   Acquisitions                                        (10,405)      (15,558)
   Sales                                                28,301        43,090
 Decrease in short term investments
     and policy loans                                   56,767         1,064
 Other Invested Assets:
   Additions to other invested assets                  (86,131)      (80,899)
   Distributions from other invested assets             31,294        44,776
 Purchase of property and equipment                       (203)         (352)
 Mortgage loans on real estate                             613           561

     Net Cash Provided by (Used in)
       Investing Activities                             72,104       (60,818)

FINANCING ACTIVITIES:
 Proceeds from Dollar Repurchase Agreements          1,669,076     1,814,159
 Repayment of Dollar Repurchase Agreements          (1,775,077)   (1,808,457)
 Increase in policyholders' account balances            13,077        10,090
 Proceeds from line of credit                            3,000        16,500
 Repurchase of common stock                            (13,978)       (5,762)
 Deposits on policies to be issued                         229         2,532
 Dividends paid to shareholders                         (6,736)       (5,238)

     Net Cash Provided by (Used in)
       Financing Activities                           (110,409)       23,824

Decrease in Cash and Cash Equivalents                  (12,667)       (2,353)

Cash and Cash Equivalents at Beginning of Period        13,480           819

Cash and Cash Equivalents at End of Period          $      813    $   (1,534)

Supplemental Cash Flow Disclosure:

 Income Taxes Paid                                  $   32,166    $   24,710

 Interest Paid                                      $    3,311    $    2,540


The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.


              PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
      CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.  Business

     Presidential Life Corporation ("the Company"), through its wholly-owned subsidiary Presidential Life Insurance Company ("the
Insurance Company"), is engaged in the sale of life insurance and annuities.

     B.  Basis of Presentation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1997.

     C.  Investments

     Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs of approximately $11.5 million and $13.4 million, and deferred Federal income taxes of approximately $28.7 million and $38.5 million at September 30, 1998 and December 31, 1997, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

     "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, hedge funds, debt restructuring and merchant banking. Limited partnership interests usually are not registered and typically are illiquid. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities, hedges and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of September 30, 1998 and December 31, 1997. As of September 30, 1998, the Company was committed to contribute, if called upon, an aggregate of approximately $54.4 million of additional capital to certain of these limited partnerships.

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

     As part of a proposed rehabilitation plan for Fidelity Mutual Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance
Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) interest in a Fidelity subsidiary insurance holding company. In addition, the Company had agreed to purchase $25 million of senior notes of such company. The Company was informed by the Pennsylvania Insurance Commissioner, that in response to the significant improvement in the invested assets of Fidelity, she reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity. The Company disagreed with the Commissioner's actions and commenced litigation which was settled in the second quarter of 1997.
As part of the settlement, the Company received $1.7 million in that quarter.

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

     E.  New Accounting Pronouncements

     In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 amends SFAS No. 125 by deferring for one year the effective date of paragraph 15 of SFAS No. 125, addressing secured borrowings and collateral, and for repurchase agreement, dollar roll, security lending and similar transactions, of paragraphs 9 through 12 and 237(b) of SFAS No. 125. SFAS No. 127 is effective for certain transactions occurring after December 31, 1997, and must be applied prospectively. The Company adopted SFAS 127 effective January 1998. There was no effect on the Company's financial position from the adoption of SFAS 127.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for displaying comprehensive income and its components in a full set of general-purpose financial statements. Effective January 1998, the Company adopted SFAS 130. Total comprehensive income for the nine-month periods ended September 30, 1998 and 1997 was $28.62 million and $75.23 million, respectively. The difference between net income and comprehensive income was the change in unrealized investment gains (losses) which arose during the period.

     Also in June 1997, the FASB issued Statement of Financial
Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company's definition of its operating segments did not change.

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

2.  INVESTMENTS

     Investments in U.S. Government & Government Agencies with an aggregate carrying value of $409.9 million represent investments owned in any one issuer that aggregate 10% or more of Shareholders' Equity as of September 30, 1998.

     Securities with a carrying value of approximately $5.9 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3.  NOTES PAYABLE

     Notes payable at September 30, 1998 and December 31, 1997 consist of a $50 million, 9 1/2% Senior Notes ("Senior Notes") due December 15, 2000. Interest is payable June 15 and December 15. Debt issue costs were amortized on the interest method over the term of the Senior Notes. The total principal is due on December 15, 2000. The Senior Notes are callable after December 14, 1998.

     The Company has filed a registration statement with the Securities and Exchange Commission covering up to $100 million aggregate principal amount of senior notes ("New Senior Notes"). The net proceeds from the sale of such offering are expected to be used to retire existing indebtedness and for general corporate purposes. The Company intends to complete the offering during the fourth quarter of 1998.

     In connection with the offering of the New Senior Notes, the Company entered into a forward treasury lock agreement with a creditworthy financial institution pursuant to which the Company will make or receive, respectively, payments in respect of an aggregate notional principal amount of $100 million depending upon whether the interest rate for ten-year Treasury Notes in effect on the settlement date has increased or declined during the term of the agreement. The amount of any unrecognized gain or loss is not recognized in the financial statements and fluctuates with the ten-year Treasury Note. At September 30 and October 30, 1998, the agreement had an unrealized loss of $10.87 million and $9.52 million respectively. If by the settlement date the Company has issued the related debt, the unrecognized gain or loss will be capitalized and amortized over the term of the New Senior Notes as a decrease or increase in interest expense. To the extent that the Company has not issued the related debt by the settlement date, the Company can extend the settlement date to coincide with the offering of the New Senior Notes. To the extent the Company changes its intention with respect to the issuance of the New Senior Notes, the Company will be required to recognize gain or loss as if the settlement had occurred at that time.

     The Company has one bank line of credit in the amount of $25.0 million and provides for interest on borrowings based on market indices. At September 30, 1998 the Company had $23.0 million outstanding under the line of credit.

4.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

     The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the nine months ended September 30, 1998 reflect the reduction in the deferred tax asset as of September 30, 1998. The Company's effective tax rates for the nine months ended September 30, 1998 and 1997 were 31.8% and 30.8%, respectively.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Presidential Life Corporation
Nyack, New York 10960


We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of September 30, 1998, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
New York, New York

October 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General

     The Company operates in a single business segment with two primary lines of business -- individual annuities and individual life insurance. The Company currently emphasizes the sale of a variety of single premium and flexible premium annuity products (including those written in connection with funding agreements for certain state lotteries, group annuities and other structured settlements), as well as annual and single premium life insurance products. Each of these products is designed to meet the needs of increasingly sophisticated consumers for supplemental retirement income, estate planning and financial protection in the event of unexpected death. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as single premium deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances. With respect to products that are accounted for as policyholder account balances, revenues are recognized over time in the form of policy fee income, surrender charges and mortality charges and other charges deducted from the policyholder's account balance. The Company's operating earnings are derived primarily from these revenues, plus the Company's investment results, including realized gains (losses), less interest credited, benefits to policyholders and expenses.

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

     The Insurance Company is rated "A- (Excellent)" by A.M. Best.


     Results of Operations

     Comparison of Nine Months Ended September 30, 1998 to Nine Months Ended September 30, 1997.

     Revenues

     Annuity Considerations and Life Insurance Premiums

     Total annuity considerations and life insurance premiums increased to approximately $22.0 million for the nine months ended September 30, 1998 from approximately $16.8 million for the nine months ended
September 30, 1997. Of this amount, annuity considerations increased to approximately $20.0 million for the nine months ended September 30, 1998 from approximately $14.8 million for the nine months ended September 30, 1997. In accordance with generally accepted accounting principles, sales of single premium deferred annuities and universal life products are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $93.1 million for the nine months ended September 30, 1998 compared to $94.9 million for the nine months ended September 30, 1997. Management believes the increase in annuity considerations is due to the successful expansion of our Marketing Department. Beginning in 1996, the Company added regional sales directors in various states. These regional directors have added new general agents which have generated sales.

     Policy Fee Income

     Universal life and investment type policy fee income was approximately $1.7 million for the nine months ended September 30, 1998, as compared to approximately $1.5 million for the nine months ended September 30, 1997. Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

     Net Investment Income

     Net investment income totaled approximately $145.8 million for the nine months ended September 30, 1998, as compared to approximately $142.5 million for the nine months ended September 30, 1997. This represents an increase of approximately 2.3%. Investment income from "other invested assets" totaled approximately $25.1 million during the nine months ended September 30, 1998, as compared to approximately $29.7 million during the nine months ended September 30, 1997. The decrease in investment income from "other invested assets" during the nine months ended September 30, 1998 is attributable to losses of $13.3 million related to hedge fund investments in Long Term Capital Partners L.P. and The Global Convergence Fund L.P. The Company's ratio of net investment income to average cash and invested assets less net investment income for the nine months ended September 30, 1998 was 8.77% and for the nine months ended September 30, 1997 was 8.67%, respectively.

     Realized Investment Gains and Losses

     Realized investment gains amounted to approximately $14.1 million during the nine months ended September 30, 1998, as compared to approximately $20.5 million of gains during the nine months ended September 30, 1997. Realized investment gains for the nine months ended September 30, 1998 and 1997 are net of realized investment losses of approximately $3.4 million and $2.1 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. Realized investment gains result from sales of certain equities and convertible securities, and calls and sales of securities in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

     Other Income

     The decrease in other income in the nine months ended September 30, 1998 is the result of the settlement in the second quarter of 1997 of the litigation concerning Fidelity.

     Total Benefits and Expenses

     Total benefits and expenses for the nine months ended September 30, 1998 aggregated approximately $129.8 million, as compared to approximately $120.1 million for the nine months ended September 30, 1997, an increase of approximately 8.1%. The reasons for this increase are discussed under the respective components below.

     Interest Credited and Benefits to Policyholders

     Interest credited and benefits to policyholders aggregated approximately $109.4 million for the nine months ended September 30, 1998, as compared to approximately $102.9 million for the nine months ended September 30, 1997. This represents an increase of approximately 6.4%. The increase is attributable to the increase in policyholders' account balances as of September 30, 1998 as a result of the increase in annuity considerations received during the period.

     The Insurance Company's average credited rate for reserves and account balances for the nine months ended September 30, 1998 and 1997 was less than the Company's ratio of net investment income to mean invested assets for the same periods as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

     Interest Expense on Notes Payable

     The interest expense on the Company's notes payable was approximately $5.5 million for the nine months ended September 30, 1998, as compared to approximately $4.4 million for the nine months ended September 30, 1997. The increase is attributable to the increase in the amounts borrowed under the Company's short term note payable.

     General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents aggregated approximately $14.0 million for the nine months ended September 30, 1998, as compared to approximately $13.5 million for the nine months ended September 30, 1997, an increase of approximately 4.1%. The increase principally is attributable to higher commissions and selling expenses incurred in the first nine months of 1998 associated with the higher level of sales in the first nine months of 1998 partially offset by a refund of $0.8 million of state assessment fees paid in previous years.

     Deferred Policy Acquisition Costs

     The change in the net Deferred Policy Acquisition Costs for the nine months ended September 30, 1998 resulted in a charge of approximately $0.8 million, as compared to a credit of approximately $0.6 million for the nine months ended September 30, 1997. This change is primarily attributable to an increase in the costs associated with recent new product sales which have been deferred and are amortized in proportion to the recognition of earned revenue.

     Income Before Income Taxes

     For the reasons discussed above, income before income taxes amounted to approximately $56.7 million for the nine months ended
September 30, 1998, as compared to approximately $64.9 million for the nine months ended September 30, 1997.

     Income Taxes

     Income tax expense was $18.1 million for the nine months ended September 30, 1998 as compared to approximately $20.0 million for the nine months ended September 30, 1997. The decrease is primarily attributable to higher income from operations and realized capital gains for the nine months ended September 30, 1997.

     Net Income

     For the reasons discussed above, the Company had net income of approximately $38.7 million during the nine months ended September 30, 1998, as compared to net income of approximately $44.9 million during the nine months ended September 30, 1997.

     Liquidity and Capital Resources

     The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on its investments (exclusive of those held by the Insurance Company) and rent from its real estate. During the third quarter of 1998, the Company's Board of Directors declared a quarterly cash dividend of $.075 per share payable on October 1, 1998. During the third quarter of 1998 the Company purchased and retired 65,900 shares of common stock. For the nine months ended September 30, 1998, the Company has purchased and retired 705,900 shares of common stock. The Company is authorized to purchase an additional 526,333 shares of common stock.

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York State law. New York State law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York State Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first nine months of 1998, the Insurance Company paid dividends to the Company of $49.4 million. During the fiscal year 1997, the Insurance Company paid dividends of $24.8 million to the Company.

     Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies (including withdrawals and surrender payments), operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $25.6 million and $34.6 million during the nine months ended September 30, 1998 and 1997, respectively. Net cash provided by (used in) the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $72.1 million and $(60.8) million during the nine months ended September 30, 1998 and 1997, respectively.

     For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company also are considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $(110.4) million and $23.8 million during the nine months ended September 30, 1998 and 1997, respectively. This fluctuation primarily is attributable to the reduced activity in dollar roll repurchase transactions, partially offset by higher policyholder account balances (as a result of increased sales), an increase in common stock repurchased, and an increase in borrowings under the Company's line of credit during the nine months ended September 30, 1998.

     The Company currently has one bank line of credit for $25.0 million of which $23.0 million was drawn at September 30, 1998.

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

     The Company has filed a registration statement with the Securities and Exchange Commission covering up to $100 million aggregate principal amount of senior notes ("New Senior Notes"). The net proceeds from the sale of such offering are expected to be used to retire existing indebtedness and for general corporate purposes. The Company expects to complete the offering during the fourth quarter of 1998.

     In connection with the offering of the New Senior Notes, the Company entered into a forward treasury lock agreement with a creditworthy financial institution pursuant to which the Company will make or receive, respectively, payments in respect of an aggregate notional principal amount of $100 million depending upon whether the interest rate for ten-year Treasury Notes in effect on the settlement date has increased or declined during the term of the agreement. The amount of any unrecognized gain or loss is not recognized in the financial statements and fluctuates with the ten-year Treasury Note. At September 30 and October 30, 1998, the agreement had an unrealized loss of $10.87 million and $9.52 million respectively. If by the settlement date the Company has issued the related debt, the unrecognized gain or loss will be capitalized and amortized over the term of the New Senior Notes as a decrease or increase in interest expense. To the extent that the Company has not issued the related debt by the settlement date, the Company can extend the settlement date to coincide with the offering of the New Senior Notes. To the extent the Company changes its intention with respect to the issuance of the New Senior Notes, the Company will be required to recognize gain or loss as if the settlement had occurred at that time.

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

     The Company's deferred annuity products are designed to encourage persistency by incorporating surrender charges that exceed the cost of issuing the annuity. An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years without incurring significant penalties in the form of surrender charges. Approximately 57.5%, 60.2% and 64.2% of the Company's deferred annuity contracts in force (measured by reserves) as of September 30, 1998 and December 31, 1997 and 1996 are surrenderable without charge. The decrease since December 31, 1996 is attributable to the increase in deferred annuity contracts in force as a result of the increase in annuity considerations received.

     To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 8.4% and 10.3% as of September 30, 1998 and December 31, 1997, respectively). The McCaulay's duration to maturity at market value of the Company's investment portfolio was approximately 5.4 years as of September 30, 1998. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of federal income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

     The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of September 30, 1998 and December 31, 1997, approximately 6.3% and 5.4%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

     The Company maintains a portfolio which includes below investment grade debt securities which were purchased to achieve a more favorable investment yield all of which are classified as available for sale and reported at fair value. As of September 30, 1998 and December 31, 1997, the carrying value of these securities was approximately $196.7 million and $164.6 million, respectively, (representing approximately 7.9% and 6.4%, respectively, of the Company's total assets and 38.5% and 32.8%, respectively, of shareholder's equity).

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

     As of September 30, 1998, approximately 10.98% of the Company's total invested assets were invested in limited partnerships and 1.99% were invested in equity securities. Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Insurance Company's invested assets. Investments in limited partnerships are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 1.C. to the Notes to Unaudited Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $54.4 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities, hedges and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. During the third quarter of 1998, the Company recorded losses of $13.3 million related to hedge fund investments in Long Term Capital Partners L.P. and The Global Convergence Fund, L.P. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

     As previously discussed, during the first three quarters of fiscal 1998 and in fiscal 1997, the Company participated in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $99.2 million and $205.2 at September 30, 1998 and December 31, 1997, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

     As part of a proposed rehabilitation plan for Fidelity Mutual Life Insurance Company ("Fidelity"), on January 11, 1995 the Insurance Company signed a definitive purchase agreement with the Pennsylvania Insurance Commissioner and Fidelity to invest up to $45 million for a minority (49.9%) interest in a Fidelity subsidiary insurance holding company. In addition, the Company had agreed to purchase $25 million of senior notes of such company. The Company was informed by the Pennsylvania Insurance Commissioner, that in response to the significant improvement in the invested assets of Fidelity, she reopened the process to select an equity investor for the recapitalization and rehabilitation of Fidelity. The Company disagreed with the Commissioner's actions and commenced litigation which was settled in the second quarter of 1997.
As part of the settlement, the Company received $1.7 million in that quarter.

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

     Recent Accounting Pronouncements

     In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 amends SFAS No. 125 by deferring for one year the effective date of paragraph 15 of SFAS No. 125, addressing secured borrowings and collateral, and for repurchase agreement, dollar roll, security lending and similar transactions, of paragraphs 9 through 12 and 237(b) of SFAS No. 125. SFAS No. 127 is effective for certain transactions occurring after December 31, 1997, and must be applied prospectively. The Company adopted SFAS 127 effective January 1998. There was no effect on the Company's financial position from the adoption of SFAS 127.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for displaying comprehensive income and its components in a full set of general-purpose financial statements. Effective January 1998, the Company adopted SFAS 130. Total comprehensive income for the nine-month periods ended September 30, 1998 and 1997 was $28.62 million and $75.23 million, respectively. The difference between net income and comprehensive income was the change in unrealized investment gains (losses) which arose during the period.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company's definition of its operating segments did not change.

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

     Year 2000 Matters

     In 1994, the Company initiated the process of migrating to a local area network and preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy their Year 2000 issues. Management expects that the modification process of all significant applications will be completed by December 31, 1998 and that all of the remaining non-critical system and application changes will be completed during the second half of 1999.

     The Company has initiated formal communications with its significant vendors and business partners to determine the extent to which the Company may be vulnerable to those third parties' failure to properly remediate their own year 2000 issues. While the Company is not presently aware of any such significant exposure, the Company cannot predict the outcome of other companies' remediation efforts.

     While the Company is not presently aware of any significant exposure that its systems will not be properly remediated on a timely basis, there can be no assurances that all year 2000 remediation processes will be completed and properly tested before the year 2000, or that contingency plans will sufficiently mitigate the risk of a year 2000 readiness problem. The failure of the systems of the Company or its significant vendors or business partners due to a year 2000 readiness problem could have a material adverse effect on the Company.

     The Company's contingency plans, which are expected to be completed during the second quarter of 1999, will be structured to address both remediation of those systems not yet compliant and their components and overall business operating risk. These plans are intended to mitigate both internal risk as well as potential risks relative to a significant exposure identified relative to the dependencies on third-party systems.

     Purchased hardware will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. Based on Management's best estimates, the total cost to the Company of both migrating to a local area network, replacing software and Year 2000 compliance activities is not expected to exceed $3.2 million. Since 1994, the Company has incurred approximately $2.8 million in connection with migrating to a local area network, replacing software and Year 2000 compliance. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.

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

                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 12, 1998, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.


Item 2.  Changes in Securities

          None


Item 3.  Defaults Upon Senior Securities

          None


Item 4.  Submission of Matters to a Vote of Security Holders

          None


Item 5.  Other Information

          None


Item 6.  Exhibits and Reports on Form 8-K

          a)  Exhibits

               None

          b)  Reports on Form 8-K

               None

                     PRESIDENTIAL LIFE CORPORATION
                          SEPTEMBER 30, 1998

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Presidential Life Corporation
                                              (Registrant)

Date: November 12, 1998                 /s/ Herbert Kurz
                                        Herbert Kurz, President and Duly
                                        Authorized Officer of the Registrant


Date: November 12, 1998                 /s/ Michael V. Oporto
                                        Michael V. Oporto, Principal
                                        Accounting Officer of the Registrant