Form 10-Q/A
period 1998-09-30
PRESIDENTIAL LIFE CORP
filed 1999-02-23
CIK 80124

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 1

  (Mark One)
  [x]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the quarterly period ended  September 30, 1998
                                        -------------------
                                       or
  [  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
          For the transition period from ____________________ to
               ____________________

                         Commission file number  0-5486
                                                 ------


                         PRESIDENTIAL LIFE CORPORATION
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                            13-2652144
--------------------------------------      -----------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)


      69 Lydecker Street, Nyack, New York                  10960
     ---------------------------------------              --------
     (Address of principal executive offices)            (Zip Code)

                                (914) 358-2300
           --------------------------------------------------------
             (Registrant's telephone number, including area code)

       ----------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes  X       No _________
                                                     -----


  There were 31,743,989 shares of common stock, par value $.01 per share of the issuer's common stock, outstanding as of the close of business on November 12, 1998.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The registrant's Form 10-Q for the quarterly period ended September 30, 1998 is hereby amended to add Exhibit 15.1 (Letter re: unaudited interim financial information) to Item 6(a).

                                   Signature
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRESIDENTIAL LIFE CORPORATION

DATE: February 23, 1999          By:  /s/ Herbert Kurz
      -----------------               -------------------------------
                                          Herbert Kurz
                                          President and Duly Authorized
                                          Officer of the Registrant

DATE: February 23, 1999          By:  /s/ Michael V. Oporto
      -----------------               --------------------------------
                                          Michael V. Oporto
                                          Principal Accounting Officer of the
                                          Registrant

                                 EXHIBIT INDEX

The following Exhibits are included in this Quarterly Report on Form 10-Q:



 Exhibit                         Exhibit
  Number                         Description
 -------       ----------------------------------------------------------------

  15.1          Letter re: unaudited interim financial information.