Form 10-K405
period 1998-12-31
PRESIDENTIAL LIFE CORP
filed 1999-03-29
CIK 80124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K405

     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                        OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to ...................

Commission File Number 5486

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 25, 1999 was approximately $568,346,444 based upon the average bid and asked prices of such stock on that date.

The number of shares outstanding of the Registrant's common stock as of March 25, 1999 was 31,249,289.

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the definitive proxy statement to be used in connection with the registrant's 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K405. Other documents incorporated by reference into this Form 10-K405 are listed in the Exhibit Index.

                                PART I

Item 1.  Business

General

     Presidential Life Corporation (the "Company") is an insurance holding company that, through its wholly-owned subsidiary Presidential Life Insurance Company (the "Insurance Company"), operates principally in a single business segment with two primary lines of business--individual annuities and individual life insurance. Unless the context otherwise requires, the "Company" shall be deemed to include Presidential Life Corporation and its subsidiaries. The Company was founded in 1969 and, through the Insurance Company, is licensed to market its products in 48 states and the District of Columbia. Approximately 58.1% of the Company's fiscal 1998 annuity and life insurance products were sold to individuals residing in the State of New York.

Products

     The Company currently emphasizes the sale of a variety of single premium and flexible premium annuity products (including those written in connection with funding agreements for certain state lotteries, group annuities and other structured settlements) as well as annual and single premium life insurance products. Each of these products is designed to meet the needs of increasingly sophisticated consumers for supplemental retirement income, estate planning and protection from unexpected death.

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

     Flexible Premium Annuity products provide similar benefits to those provided by the Company's single premium deferred annuity products, but instead permit periodic premium payments in such amounts as the holder deems appropriate. As a result, the benefits attributable to such products will fluctuate according to the level of such payments.

     Group Terminal Funding Annuity products provide benefits similar to single premium immediate annuities. Benefits are provided to employees when a company's pension plan is terminated or when the employer wants to transfer liability for making payments. Group terminal funding annuities cannot be surrendered or borrowed against.

     All of the Company's deferred annuity products provide minimum interest rate guarantees. The minimum guaranteed rates on the Company's deferred annuity products currently range from 4% to 5 1/2% annually and the contracts (except for SPIAs) are designed to permit the Company to change the crediting rates annually subject to the minimum guaranteed rate. The Company takes into account the profitability of its annuity business and its relative competitive position in determining the frequency and extent of changes to the interest crediting rates.

     The Company's deferred annuity products are designed to encourage persistency (see "Pricing" below for a definition of the term "persistency") by incorporating surrender charges that exceed the cost of issuing the annuity. An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years without incurring significant penalties in the form of surrender charges. Notwithstanding the foregoing, approximately 56.0% of the Company's deferred annuity contracts in force (measured by reserves) as of December 31, 1998 are surrenderable without charge.


     The following table presents annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 1998, in each case, as determined in accordance with generally accepted accounting principles ("GAAP").

                                    ANNUITIES IN FORCE

                                   Year Ended December 31,
                         1998        1997        1996        1995        1994
                                     (Dollars in thousands)


Single premium immediate
structured settlement
annuities             $  166,360  $  167,269  $  164,214  $  163,384  $  159,508

Single premium
immediate
annuities                314,108     281,665     263,974     262,449     277,463

Total immediate
annuities                480,468     448,934     428,188     425,833     436,971

Single premium
deferred
annuities                865,884     835,900     810,636     808,292     787,290

Flexible premium
annuities                159,460     168,023     182,505     196,406     195,144

Group terminal
funding
annuities                103,215     103,965     103,941     104,046     103,232

Total annuities       $1,609,027  $1,556,822  $1,525,270  $1,534,577  $1,522,637

                            For the fiscal year ended December 31,

                         1998        1997        1996        1995        1994

Ratio of annualized
voluntary terminations
(surrenders and lapses)
to mean insurance
in force                   15.9%       15.2%       15.3%       16.5%       19.7%

At end of year:
Number of annuity
contracts in
force                     43,695      45,554      45,717      50,694      53,378

Average size of
annuity contract
in force              $   36,824  $   34,175   $  33,363  $   30,271  $   28,526



     Annuity Considerations and Premiums - The following table sets forth certain information with respect to the Insurance Company's annuity considerations and premium revenues for each of the five fiscal years ended December 31, 1998, as determined in accordance with statutory accounting principles. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances on the Company's consolidated balance sheet.

        Distribution of Products - By Gross Premiums and Other
Considerations

                         For the fiscal year ended December 31,

                      1998        1997       1996        1995        1994
                                   (dollars in thousands)


Annuity
Considerations      $142,435    $132,601    $102,343   $ 97,313     $ 44,574

Whole Life and
Term Life              8,041       8,364       8,254      8,200        8,363

Universal Life         4,240       3,811       3,152      3,581        4,320

Total Premiums and
Considerations      $154,716    $144,776    $113,749   $109,094     $ 57,257

Number of life
insurance policies
in force              18,491      18,708      19,069     19,650       20,359

Average size of
life insurance
policy in force     $ 41,794    $ 44,006    $ 45,352   $ 47,518     $ 49,347


     Life Insurance Business

     Universal Life policies are interest-sensitive products which typically provide the insured with "nonparticipating" (i.e. non-dividend paying) life insurance with a cash value. Current interest is credited to the policy's cash value based upon interest rates that periodically are revised by the Company to reflect current economic conditions (primarily interest rates). In no event, however, will the interest rate credited on the policy's cash value be less than the guaranteed rate specified in the policy. The Company offers both flexible premium and single premium universal life insurance products. The Company's flexible premium and single premium universal life insurance products differ based on policy provisions affecting the amount and timing of premium payments.

     Whole Life policies are products which provide the insured with life insurance with a guaranteed cash value. Typically, a fixed premium, which costs more than comparable term coverage when the policyholder is younger, but less than comparable term coverage as the policyholder grows older, is paid over a period of years. Whole life insurance products combine insurance protection with a savings plan that gradually increases in amount over time. With respect to the Company's whole life insurance products, the policyholder may borrow against the policy's accumulated cash value. However, the death benefit is decreased by the amount of the outstanding loan. In addition, the policyholder may choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection.

     Term Life policies are products which provide insurance protection if the insured dies during the time period specified in the policy.
No cash value is built up. These products provide the maximum benefit for the lowest initial premium outlay. The Company's term life insurance products include annually renewable, convertible and decreasing term insurance.

     Graded Benefit Life policies are products designed for the upper age (i.e. ages 40 to 80), sub-standard applicant. Depending upon age, these products provide for a limited death benefit of either the return of premium plus 5% interest for three years, or the return of premium plus 5% interest for two years. Thereafter, the death benefit is limited to the face amount of the policy. This product typically is offered with a maximum face value of $25,000.

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


     Insurance Policies in Force - The following table provides a reconciliation of beginning and ending universal, whole and term life insurance policies, in force, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 1998.

                         LIFE INSURANCE IN FORCE

                            1998      1997       1996        1995        1994
                                     (dollars in thousands)


In force beginning of year
Universal                 $383,233  $384,008   $393,002  $  392,774  $  398,720
Whole<F1>                  263,554   304,740    351,479     425,950     525,517
Term                       176,470   176,061    189,254     185,934     201,194

Total                      823,257   864,809    933,735   1,004,658   1,125,431

Sales and additions:
Universal                   23,735    25,747     16,526      20,490      23,447
Whole<F1>                   35,365    42,596     44,785      54,089      62,414
Term                        27,954    28,985     19,295      29,404      17,753

Total                       87,054    97,328     80,606     103,983     103,614

Terminations:
Death                        6,134     6,549      7,047      10,329       5,639
Surrenders and
  conversions               19,305    19,387     16,768      13,009      16,554
Lapses                     107,484   108,846    121,761     147,134     195,309
Other                        4,582     4,099      3,956       4,334       6,885

Total                      137,505   138,881    149,532     174,906     224,387

In force end of year:
Universal                  377,470   383,233    384,008     393,002     392,774
Whole<F1>                  218,461   263,554    304,740     351,479     425,950
Term                       176,875   176,470    176,061     189,254     185,934

Total                     $772,806  $823,257   $864,809  $  933,735  $1,004,658

Total reinsurance
ceded                     $438,827  $476,248   $517,484  $  573,324  $  626,152

Total insurance in
force at end of year
net of reinsurance        $333,979  $347,009   $347,325  $  360,411  $  378,506

<F1> Includes graded benefit life insurance products.


Marketing and Distribution

     The Company, through the Insurance Company, is licensed to market its products in 48 states and in the District of Columbia. The Company sells its individual annuity and life insurance products through approximately 620 independent general agents (approximately 220 of which are located in the State of New York), who are independent contractors. These independent general agents market the Company's products through approximately 6,950 licensed insurance agents or brokers, most of whom also write products similar to those sold by the Company for other companies. Management believes that the Company offers competitive commission rates and seeks to provide innovative products and quality service to its independent general agents. Compensation of agents is strictly regulated by the New York State Department of Insurance (the "NYSDI").

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

     The Company's top ten general agents accounted for approximately 31.3% of the Company's combined individual life insurance policies and annuity contracts sold, (measured by the combined premiums and considerations), during fiscal 1998. Of the Company's combined annuity contracts and individual life insurance policies sold, no single agent accounted for more than 2.2% and no single general agency accounted for more than 8.8% during 1998. The loss of any single sales source would not have a material adverse effect on the Company, but the loss of several could cause a decline in sales until they are replaced by the appointment of other general agents. The Company's agency department actively recruits new general agents on a continuous basis.

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

     Persistency is the rate at which insurance policies remain in force, expressed as a percentage of the number of policies remaining in force over the previous year. Policyholders sometimes do not pay premiums, thus, causing their policies to lapse.

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

     To the extent that an applicant does not meet the Company's underwriting standards for issuance of a policy at the standard risk classifications, the Company may offer to issue a classified, sub-standard or impaired risk policy for a risk adjusted premium amount rather than declining the application. The amount of the Company's impaired risk insurance in force in proportion to the total amount of the Company's individual life insurance in force was approximately 4.8% at December 31, 1998.

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

     The reserves reflected in the Company's consolidated financial statements included herein are calculated based on GAAP and differ from those specified by the laws of the various states in which the Company does business and those reflected in the Company's statutory financial statements. These differences arise from the use of different mortality and morbidity tables and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level premium reserve method on all insurance business. See "Notes 1G, 1H and 8 to the Notes to the Consolidated Financial Statements."

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

Claims Paying and Other Ratings

     During 1998, the Insurance Company's rating was reaffirmed at "A- (Excellent)" by A.M. Best Company ("A.M. Best"). Publications of A.M. Best indicate that the "A-" rating is assigned to those companies that, in A.M. Best's opinion, have achieved excellent overall performance when compared to the norms of the insurance industry and that generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations over a long period of time.

     In evaluating a company's statutory financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competency of its management.

     A.M. Best's rating is based on factors which primarily are relevant to policyholders, agents and intermediaries and is not directed towards the protection of investors, nor is it intended to allow investors to rely on such a rating in evaluating the financial condition of the Insurance Company. Moody's Investor Services ("Moody's") rates the Insurance Company's insurance financial strength as Baa2. Standard & Poor's Corporation ("Standard & Poor's") rates the Insurance Company's insurance financial strength as Api. The Company's Senior Notes, due December 15, 2000 (the "Senior Notes"), are rated BBB by Standard & Poor's and Ba1 by Moody's.

Policy Claims

     Claims are received and reviewed by claims examiners at the Company's home office. The initial review of claims includes verification that coverage is in force and that the claim is not subject to an exclusion under the policy. Birth and death certificates are basic requirements. Medical records and investigative reports are ordered for contestable claims.

Reinsurance

     The Company follows the usual industry practice of reinsuring ("ceding") portions of its life insurance risks with other companies, a practice which permits the Company to write policies in amounts larger than the risk it is willing to retain on any one life, and also to continue writing a larger volume of new business. The Company also reinsures a portion of its life insurance business in order to obtain commissions on the insurance ceded and thereby reduce its net commission expense. The maximum amount of individual life insurance normally retained by the Company on any one life is $50,000 per policy and $100,000 per life. The maximum retention with respect to impaired risk policies typically is the same. The Company cedes insurance primarily on an "automatic" basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a "facultative" basis, under which the reinsurer's prior approval is required on each risk reinsured. Reinsurance assumed consists entirely of the Company's participation in Servicemen's Group Life Insurance.

     Use of reinsurance does not discharge an insurer from liability on the insurance ceded. An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurer. No reinsurer of business ceded by the Company has failed to pay any policy claims with respect to such ceded business. At December 31, 1998, of the approximately $775 million of the Company's life insurance in force, the Company had ceded to reinsurers approximately $438.8 million of such insurance in force. The principal reinsuring companies of individual life policies with whom the Company does business at December 31, 1998 (and their corresponding A.M. Best ratings) were Life Reassurance Corporation of America ("A+ (Superior)") and Swiss Re Life & Health America ("A+ (Superior)").

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

     The Company's investment philosophy generally focuses on purchasing investment grade securities with the intention of holding such securities to maturity. The Company's investment philosophy is focused on the intermediate to longer-term horizon and is not oriented towards trading. However, as market opportunities, liquidity or regulatory considerations may dictate, securities may be sold prior to maturity. As of December 31, 1998, the Company has categorized all fixed maturity securities as available for sale. The Company carries such investments at market value.

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

     As of December 31, 1998, approximately 20.6% of the Company's investment portfolio was invested in mortgage-backed related securities most of which are U.S. government and agency mortgage-backed securities, and other mortgage-backed obligations, most of which are collateralized mortgage obligations ("CMOs") backed by residential mortgages. Most of the Company's CMOs represent beneficial ownership interests in mortgage-backed securities of the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), the Resolution Trust Corporation ("RTC") or other asset backed securities. Mortgage-backed securities are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgages. Notwithstanding the foregoing, because the Company historically has purchased CMOs in the secondary market at prices which typically are below their par or maturity value, the Company's portfolio has not been materially impacted as a result of such prepayments. The Company does not invest in interest only or principal only CMOs.

     As of December 31, 1998, approximately 5.1% of the Company's investment portfolio consisted of bonds acquired in private placements. While these bonds are not usually registered with the Securities and Exchange Commission (the "SEC" or "Commission"), management believes that these bonds are marketable to other institutional investors. Approximately 83.7% of the investments acquired by the Company in private placements have been assigned a National Association Insurance Commissioners ("NAIC") designation corresponding to one of the two highest quality rating categories. NAIC designations corresponding to the entire Investment Portfolio can be found on page 18.

     As of December 31, 1998, approximately 9.8% of the Company's investment portfolio, and approximately 46.7% of its stockholders' equity, consisted of interests in over forty-five limited partnerships which are engaged in a variety of investment strategies, principally including merchant banking, real estate and international opportunities. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.

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

     The limited partnerships that are involved in debt restructuring activities take positions in debt and equity securities, loans originated by banks and other liabilities of financially troubled companies. Investments in companies undergoing debt restructurings, which by their nature have a high degree of financial uncertainty, may be senior, unsecured or subordinated indebtedness and carry a high degree of risk of loss upon default by the borrower. The high level of indebtedness characteristic of merchant banking and debt restructuring transactions makes such underlying investments particularly sensitive to interest rate increases, which could affect the ability of the borrower to generate sufficient cash flow to meet its fixed charges.

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

     Limited partnership investments are selected through a careful, two-stage review process. Shirley P. Jordan, Executive Vice President and Chief Investment Officer of the Insurance Company, and her staff review the offering documents and performance history of each investment manager. Ms. Jordan has more than 20 years of experience in analyzing investments. Separately, the Investment Committee (which is comprised of investment professionals who, collectively have more than 80 years experience in analyzing investments) interviews the manager to determine whether the investment philosophy (particularly with respect to risk) and strategies of the limited partnership are in the best interests of the Company. Only after a positive recommendation is made by both the Chief Investment Officer and the Investment Committee does the Company invest in a limited partnership. In addition, the actions of the Investment Committee are subject to review and approval by the Board of Directors of the Company or the Insurance Company, as the case may be. To evaluate both the carrying value and the continuing appropriateness of the Company's investment in any limited partnership, management maintains ongoing discussions with the investment manager and considers the limited partnership's operations, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year.

     Pursuant to the terms of certain limited partnership agreements to which the Company is a party, the Company is committed to contribute, if called upon, an aggregate of approximately $77.2 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.

     The book value of the Company's investments in limited partnerships as of December 31, 1998, 1997 and 1996 was approximately $244.1 million, $208.2 million and $176.1 million, respectively. Net investment income derived from the Company's interests in limited partnership investments aggregated approximately $26.4 million, $39.8 million and $35.3 million in fiscal 1998, 1997 and 1996, respectively. The decrease in net investment income from limited partnerships in 1998 is attributable to losses of $18.0 million in certain investments in limited partnerships.

     Management anticipates that in the future it will continue to make selective investments in limited partnerships as opportunities arise, subject to the approval of the Chief Investment Officer and the Investment Committee and the review and approval by the Board of Directors of the Company or the Insurance Company, as the case may be. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships that it has received during the foregoing periods or that it will achieve any returns on such investments at all. In addition, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of returns on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

     As of December 31, 1998, the Company's investment portfolio also consisted of approximately 0.6% invested in convertible debt securities, approximately 8.0% invested in preferred stock, approximately 0.7% invested in mortgage loans, and approximately 1.4% invested in common stock. The Company's mortgage loans were collateralized by commercial office and retail properties located in New York and Pennsylvania. The Company's only real estate investments are two buildings which are used as the current home office of the Insurance Company and two acres of undeveloped land in Nyack, New York.

     In order to enhance investment income, the Company participates in "dollar roll" repurchase agreement transactions. Such transactions involve the sale of a mortgage-backed security to a holding institution and a simultaneous agreement to purchase a substantially similar security (with the same coupon rate as the security sold) for forward settlement (typically, around 60 days) at a lower dollar price. The proceeds are invested in short-term investment grade commercial paper or loan participations at a positive spread until the settlement date of the similar security. In connection with its "dollar roll" transactions, the Company does not engage in yield maintenance transactions. The purchase and maturity dates of all short-term investments are matched exactly to the sale and purchase dates of the underlying collateral, with a 90-day maximum for any one transaction. During this period, the holding institution receives all income and prepayments for the security. To reduce the risk that a party will default on its obligations under the repurchase agreement, the Company only enters into "dollar roll" transactions with major securities dealers such as Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Merrill Lynch & Co., Salomon Smith Barney Inc., Bear, Stearns & Co. Inc., CS First Boston and Sandler, O'Neill L.P. Additionally, if the counterparty to the "dollar roll" agreement defaults under the terms of such agreement, the Company is not obligated to repurchase the underlying securities to the transaction. Under GAAP, during the period between the sale by the Company of a mortgage-backed security to the institution party to the "dollar roll" transaction and the Company's repurchase of a substantially similar mortgage-backed security from the holding institution, the Company's consolidated balance sheet will reflect both the mortgage-backed security sold to the holding institution and the cash received for such security as assets, and the Company's repurchase obligation as a liability. In fiscal 1998 and 1997, dollar roll transactions generated approximately $1.1 million and $1.4 million, respectively, of net investment income for the Company. Amounts outstanding to repurchase securities under dollar roll repurchase agreements and reverse repurchase agreements were approximately $173.1 million and $205.2 million as of December 31, 1998 and December 31, 1997, respectively.


     The following table summarizes the Company's investment portfolio at December 31, 1998.

                         Investment Portfolio

                                         Total Carrying Value<F1>
                                           (dollars in thousands)


Fixed Maturities
     Bonds and Notes:
     U.S. Government, government agencies
          and authorities<F2>                   $  421,729
     Investment grade corporate<F3>                865,815
     Public utilities                              151,090
     Below investment grade corporate<F3>          152,934
     Mortgage backed                               160,635
     Preferred stocks                              199,251

          Total Fixed Maturities<F4>             1,951,454

Equity Securities
     Common stock                                   34,240

Other Investments:
     Policy loans                                   17,879
     Mortgage loans                                 17,038
     Other long-term investments<F5>               244,097
     Cash and short-term investments<F6>           229,297

          Total cash and investments            $2,494,005

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

<F2> Approximately $354.6 million of such securities represent beneficial ownership interests in mortgage backed securities of FDIC, FHLMC, FNMA, GNMA or the RTC.

<F3> Ratings are based primarily upon those assigned by the NAIC and converted to the generally comparable Moody's rating.

<F4> Includes approximately $31.7 million of convertible debt securities and convertible preferred stock.

<F5> Consist principally of investments in limited partnerships which are carried at cost and adjusted for income and losses, as well as contributions and distributions.

<F6> Includes approximately $173.1 million attributable to "dollar roll"
     repurchase agreements and reverse repurchase agreements.




     The following table summarizes the Company's investment results for the periods indicated, as determined in accordance with GAAP.

                                  INVESTMENT RESULTS

                                   Year Ended December 31,
                      1998        1997        1996        1995        1994
                                      (Dollars in thousands)


Cash and total
invested
assets<F1>         $2,485,714  $2,398,240  $2,295,582   $2,065,285  $2,008,727

Net investment
income<F2>         $  187,155  $  191,818  $  186,180   $  170,780  $  157,251

Effective
yield<F3>               8.14%       8.69%       8.83%        9.01%       8.49%

Net realized
investment
gains<F4>          $   17,185  $   26,039  $   20,020   $   17,216  $    7,259

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




     The following table sets forth the composition of the Company's bond portfolio by rating as of December 31, 1998.

                        Bond Portfolio Ratings
                                                        Percent
                                                        of Total
                                     Estimated          Estimated
                                     Market             Market
     Rating<F1>                      Value<F2>          Value<F2>
                                (Dollars in thousands)


 Aaa .........................         $  622,105        35.5%
 Aa  .........................             37,015         2.1
 A   .........................            312,361        17.8
 Baa .........................            580,059        33.1
   Total investment grade<F3>.          1,551,540        88.5
 Ba  .........................            166,253         9.5
 B   .........................             22,048         1.3
 C   .........................             12,362         0.7
   Total non-investment grade.            200,663        11.5
   Total......................         $1,752,203       100.0%

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

<F3> Approximately 29.3% of which consist of U.S. government and agency bonds.



According to Moody's, bonds which are rated "A" possess many favorable investment attributes and are to be considered as upper medium grade obligations. Moody's applies numerical modifiers "1", "2" and "3" in each generic rating classification from Aa to B. Modifier "1" indicates a bond in the higher end of a generic rating classification.

     The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations," which are used by insurers when preparing their statutory annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. NAIC ratings are assigned annually as of December 31, and rerated periodically. Of the bonds and notes in the Company's investment portfolio, approximately 90.6% were in one of the highest two NAIC Designations at December 31, 1998. The following table sets forth the carrying value and estimated market value of these securities according to NAIC Designations at December 31, 1998.

                                                       Percent
                                                       of Total
NAIC Designations                    Estimated         Estimated
(generally comparable to             Market            Market
Moody's ratings)<F1>                 Value <F2>        Value<F2>
                                 (Dollars in thousands)


1  (Aaa, Aa, A) .............        $  969,762           55.3%
2  (Baa) ....................           619,107           35.3
3  (Ba) .....................           128,924            7.4
4  (B) ......................            18,511            1.1
5  (Caa, Ca) ................            15,899            0.9
6  (C) ......................                 0            0.0
                                     $1,752,203          100.0%

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


     The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSDI. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting. As of December 31, 1998, approximately 7.3% of the Insurance Company's total admitted assets were invested in below investment grade debt securities. In addition, as of that date, there were no bond holdings in the Company's investment portfolio which were in default. For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Also see "Note 2 to the Notes to Consolidated Financial Statements" for certain other information concerning the Company's investment portfolio.


     The following table sets forth the scheduled maturities for the Company's investments in bonds and notes as of December 31, 1998.

                         Scheduled Maturities
                                                           Percent
                                                           of Total
                                            Estimated      Estimated
                                            Market         Market
     Maturity<F1>                           Value<F2>      Value<F2>
                                     (Dollars in thousands)


Due in one year or less                   $   40,590         2.3%
Due after one year through five years        140,754         8.0
Due after five years through 10 years         67,315         3.8
Due after 10 years through 20 years        1,342,909        76.7
     Total                                 1,591,568        90.8
Mortgage-backed bonds                        160,635         9.2
     Total bonds and notes                $1,752,203       100.0%

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

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York law. New York law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The NYSDI has established informal guidelines for the Superintendent's determinations which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During fiscal 1998, 1997 and 1996, the Insurance Company paid dividends of $49.4 million, $24.8 million and $15 million, respectively, to the Company.

     The payment of dividends by the Company to its shareholders are further restricted by the indentures underlying the Company's
$50,000,000 aggregate principal amount of Senior Notes. See "Note 3 of the Notes to Consolidated Financial Statements."

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

NAIC-IRIS Ratios

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 industry ratios and specifies "normal ranges" for each ratio. The IRIS ratios were designed to advise state insurance regulators of significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. These changes need not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," such state regulators may, but are not obligated to, inquire of the company regarding the nature of the company's business to determine the reasons for the ratios being outside the "normal range." No regulatory significance results from being out of the normal range on fewer than four of the ratios. The Company anticipates that it may from time to time fall outside the "normal range" on some of these ratios. For the year ended December 31, 1998, the Company was within the normal range for all of the ratios. If four or more of the Company's ratios fall outside the "normal range," the Company is likely to experience regulatory inquiry and a higher level of scrutiny.

Risk-Based Capital

     Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula. The standards require the computation of a risk-based capital amount which then is compared to a company's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from regulatory control of the insurance company to a requirement for the insurance company to submit a plan to improve its capital. At December 31, 1998, the Insurance Company's total adjusted capital was $363.6 million and the authorized control level risk based capital was $64.3 million.

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

Item 3.  Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 25, 1999, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted by the Company to its shareholders for vote during the fiscal quarter ended December 31, 1998.

                               PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters

     The Company's common stock trades on The NASDAQ Stock Market(SM) under the symbol "PLFE." The following table sets forth, for the indicated periods, the high and low bid quotations for the common stock, as reported by the National Association of Securities Dealers, Inc., and the per share cash dividends declared on the common stock.

                                                  Cash Dividends
                           High         Low       Declared Per Share


Fiscal 1997
  First Quarter            $16 3/8      $12            $.05
  Second Quarter            20 1/8       13 1/4         .05
  Third Quarter             20 1/4       17 1/2         .06
  Fourth Quarter            20 5/8       19 1/8         .06

Fiscal 1998
  First Quarter             23 7/8       17 3/4        $.06
  Second Quarter            23 3/8       18 11/16       .075
  Third Quarter             23           15             .075
  Fourth Quarter            20 5/8       14             .075

Fiscal 1999
  First Quarter             20 3/4       17 1/2         .075
  (through March 25,
   1999)


     The Company regularly has paid semi-annual cash dividends since 1980 and since the first quarter of 1997 has paid quarterly cash dividends. During the first quarter of 1999, the Company declared a quarterly cash dividend of $.075 per share payable April 2, 1999. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, financial condition, and dividends from the Insurance Company. Any determination to pay dividends would be at the discretion of the Company's Board of Directors and is subject to regulatory and contractual restrictions as described in "Part I -- Business -- Insurance Regulation" and Part II -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." At March 25, 1999, there were approximately 855 holders of record of the Company's common stock.

Item 6.  Selected Financial Data

     Selected consolidated financial data for the Company are presented below for each of the five years in the period ended December 31, 1998. This data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.


Income Statement Data:
                                     Year Ended December 31,
                        1998        1997        1996        1995       1994
                                 (in thousands, except per share data)


Total Revenue        $  242,206  $  247,704  $  223,674  $  199,864 $  174,074

 Benefits               146,410     136,998     124,260     123,923    119,731
 Interest Expense
   on Notes payable       7,124       5,850       5,049       5,045      5,266
 Selling, General
 and Administrative
 Expenses                16,927      14,298      18,008      14,506     11,858
Total Benefits and
   Expenses             170,461     157,146     147,317     143,474    136,855

Provision (benefit) for
Income Taxes             22,521      29,266      21,836       7,332     (2,693)

Net Income            $  49,224  $   61,292  $   54,521  $   49,058 $   39,912
Income Per Share      $    1.53  $     1.87  $     1.64  $     1.46 $     1.18

Dividends Per Share   $    .285  $      .22  $      .15  $     .105 $      .09



Balance Sheet Data:
                                           At December 31,
                         1998        1997        1996        1995        1994
                                         (in thousands)


Assets                $2,606,799  $2,558,341  $2,406,925  $2,356,760  $2,026,044
Total Capitalization
  Notes Payable       $   50,000  $   50,000  $   50,000  $   50,000  $   50,000
  Shareholders'
    Equity               523,244     502,654     423,063     401,060     255,953

Total                 $  573,244  $  552,654  $  473,063  $  451,060  $  305,953


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General

     The Company has one reportable operating segment with two primary
lines of business   individual annuities and individual life insurance.
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as single premium deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholders' account balances. With respect to products that are accounted for as policyholders' account balances, revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from the policyholders' account balances. The Company's operating earnings are derived primarily from these revenues, plus the Company's investment results, including realized gains (losses), less interest credited, benefits to policyholders and expenses.

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

     The Insurance Company is rated "A- (Excellent)" by A.M. Best.

     Results of Operations

     Comparison of Fiscal Year 1998 to Fiscal Year 1997 and Fiscal Year 1997 to Fiscal Year 1996.

     Revenues

     Annuity Considerations and Life Insurance Premiums

     Total annuity considerations and life insurance premiums increased to approximately $32.2 million in fiscal 1998 from approximately $23.6 million in fiscal 1997, an increase of approximately 36.4%. Of this amount, annuity considerations increased to approximately $28.1 million in fiscal 1998 from approximately $19.7 million in fiscal 1997, an increase of approximately $8.5 million. In accordance with generally accepted accounting principles, sales of single premium deferred annuities are not reported as annuity considerations, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $135.2 million, $125.5 million and $94.4 million in fiscal 1998, 1997 and 1996, respectively. Management believes that the increase in annuity considerations is due to the successful expansion of our Marketing Department. Beginning in 1996, the Company added regional sales directors in various states. These regional sales directors have added new general agents which have generated sales.

     Total annuity considerations and life insurance premiums increased to approximately $23.6 million in fiscal 1997 from approximately $12.7 million in fiscal 1996, an increase of approximately 86.0%. Of this amount, annuity considerations increased to approximately $19.7 million in fiscal 1997 from approximately $8.5 million in fiscal 1996, an increase of approximately $11.2 million.

     Policy Fee Income

     Universal life and investment type policy fee income was approximately $2.1 million in fiscal 1998, as compared to approximately $1.99 million in fiscal 1997 and approximately $2.09 million in fiscal 1996. Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

     Net Investment Income

     Net investment income totaled approximately $187.2 million in fiscal 1998, as compared to approximately $191.8 million in fiscal 1997 and approximately $186.2 million in fiscal 1996. This represents approximately a 2.4% decrease comparing fiscal 1998 to fiscal 1997 and approximately a 3.0% increase comparing fiscal 1997 to fiscal 1996. Investment income from "other invested assets" totaled approximately $26.4 million in fiscal 1998, $39.8 million in fiscal 1997 and $35.3 million in fiscal 1996. The decrease in investment income from "other invested assets" during 1998 compared with 1997 is attributable to losses of $18.0 million in certain investments in limited partnerships. In fiscal 1998, 1997 and 1996, the Insurance Company participated in "dollar roll" transactions (i.e., the sale of a mortgage-backed security and a simultaneous agreement to purchase a similar security at a later date at a lower price) to enhance investment income. The proceeds from the sale are invested in short-term securities at a positive spread until the settlement date of the similar security. During this period, the holding institution receives all income and prepayments for the security. The Company's ratio of net investment income to average cash and invested assets less net investment income for the years ended December 31, 1998, 1997 and 1996 was approximately 8.14%, 8.69% and 8.83%, respectively. For additional information, please refer to "Note 2 of the Notes to Consolidated Financial Statements."

     Realized Investment Gains and Losses

     Realized investment gains amounted to approximately $17.2 million in fiscal 1998, as compared to approximately $26.0 million of gains in fiscal 1997 and gains of approximately $20.0 million in fiscal 1996. Realized investment gains for the years ended December 31, 1998, 1997 and 1996 were partially offset by realized investment losses of approximately $8.3 million, $4.9 million and $1.9 million, respectively, attributable to writedowns of certain securities contained in the Company's investment portfolio. Realized investment gains result from sales of certain equities and convertible securities, and calls and sales of securities in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

     Other Income

     The decrease in other income for fiscal 1998 as compared with fiscal 1997 is the result of the settlement in the second quarter of 1997 of litigation with Fidelity Mutual Life Insurance Company pursuant to which the Company received $1.7 million.

     Total Benefits and Expenses

     Total benefits and expenses for fiscal 1998 aggregated approximately $170.5 million, as compared to approximately $157.1 million for fiscal 1997 and approximately $147.3 million for fiscal 1996. This represents an increase of approximately 8.5% comparing fiscal 1998 to fiscal 1997 and an increase of approximately 6.7% comparing fiscal 1997 to fiscal 1996. The reasons for these changes will be discussed under the respective components below.

     Interest Credited and Benefits to Policyholders

     Interest credited and benefits to policyholders amounted to approximately $146.4 million in fiscal 1998 as compared to approximately $137.0 million in fiscal 1997 and approximately $124.3 million in fiscal 1996. This represents an increase of approximately 6.9% comparing fiscal 1998 to fiscal 1997 and approximately a 10.3% increase comparing fiscal 1997 to fiscal 1996. The increase in fiscal 1998 principally is attributable to a higher level of policyholder account balances as a result of the increase in annuity considerations received during the year.

     The Insurance Company's average credited rates for reserves and account balances for the 12 months ended December 31, 1998, 1997 and 1996 were less than the Company's ratio of net investment income to mean assets for the same periods as noted above under "Net Investment Income." Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company in particular, the Company may, from time to time, adjust the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

     Interest Expense on Notes Payable

     The interest expense on the Company's notes payable amounted to approximately $7.12 million in fiscal 1998, approximately $5.85 million in fiscal 1997 and approximately $5.0 million in fiscal 1996. The increase in interest expense in fiscal 1998 is attributable to the increase in the Company's short term note payable.

     General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents totaled approximately $19.3 million in fiscal 1998 as compared to approximately $17.2 million in fiscal 1997 and approximately $17.2 million in fiscal 1996. This represents an increase of approximately 12.4% comparing fiscal 1998 to fiscal 1997 and no increase comparing fiscal 1997 to fiscal 1996. The increase in fiscal 1998 compared to fiscal 1997 principally is attributable to higher costs associated with system conversions and higher commissions and selling expenses incurred associated with the higher level of sales of single premium annuities.

     Deferred Policy Acquisiton Costs

     The change in the net DAC for fiscal 1998 resulted in a credit of approximately $2.4 million, as compared to a credit of approximately $2.9 million in fiscal 1997 and a charge of approximately $850 thousand in fiscal 1996. Such changes are due to the effect of revisions to estimated gross profits on unamortized deferred acquisition costs which are reflected in the year such estimated gross profits are revised.

     Income Before Income Taxes

     For the reasons discussed above, income before income taxes amounted to approximately $71.7 million in fiscal 1998, as compared to approximately $90.6 million in fiscal 1997 and approximately $76.4 million in fiscal 1996.

     Income Taxes

     Income tax expense (benefit) was approximately $22.5 million for fiscal 1998, as compared to approximately $29.3 million in fiscal 1997 and approximately $21.8 million in fiscal 1996. The decrease in income taxes in fiscal 1998 is primarily attributable to lower income from operations and realized capital gains during fiscal 1998.

     Net Income

     For the reasons discussed above, the Company had net income of approximately $49.2 million in fiscal 1998, net income of approximately $61.3 million in fiscal 1997 and net income of approximately $54.5 million in fiscal 1996.

Liquidity and Capital Resources

     The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on the Company's investments and rent from its real estate. During 1998, the Company's Board of Directors increased the quarterly dividend rate to $.075 per share. During 1998 and 1997, the Company purchased and retired 896,900 and 372,300 shares of common stock, respectively. At December 31, 1998, the Company was authorized to purchase an additional 335,300 shares of common stock. At the February 1999 Board of Directors meeting, the Board authorized the Company to purchase an additional 1,000,000 shares of common stock.

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York law. New York law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The NYSDI has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During fiscal 1998, 1997, and 1996, the Insurance Company paid dividends of $49.4 million, $24.8 million and $15 million, respectively, to the Company.

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

     Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $37.0 million, $47.3 million and $43.9 million in fiscal 1998, 1997 and 1996, respectively. Net cash provided by (used in) the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(27.2) million, $(62.5) million and $(63.7) million in fiscal 1998, 1997 and 1996, respectively.

     For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to "dollar roll" repurchase transactions, and to sales and surrenders of the Company's annuity and universal life insurance products. The payment of dividends by the Company to its stockholders also is considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $(21.9) million, $27.9 million and $22.4 million in fiscal 1998, 1997 and 1996, respectively. These fluctuations primarily are attributable to the net change in "dollar roll" repurchase transactions, higher policyholder account balances, an increase in common stock repurchased and an increase in borrowings under the Company's line of credit during fiscal 1997.

     The Company currently has one bank line of credit for $25 million of which $23 million was used at December 31, 1998. During the first two months of 1999, the Company repaid $12 million of the bank line of credit.

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

     The Company filed a registration statement with the Securities and Exchange Commission covering up to $100 million aggregate principal amount of senior notes ("New Senior Notes"). The net proceeds from the sale of such offering will be used to retire existing indebtedness and for general corporate purposes. The Company completed the offering during February of 1999 and will redeem the Senior Notes on March 26, 1999.

     In connection with the offering of the New Senior Notes, the Company entered into a forward treasury lock agreement with a creditworthy financial institution pursuant to which the Company will make or receive, respectively, payments in respect of an aggregate notional principal amount of $100 million depending upon whether the interest rate for ten-year Treasury Notes in effect on the settlement date has increased or declined during the term of the agreement. The amount of any unrecognized gain or loss is recognized in the financial statements and fluctuates with the ten-year Treasury Note. At December 31, 1998, the agreement had an unrealized loss of $9.1 million. The Company has issued the related debt in February of 1999 and the unrecognized loss will be capitalized and amortized over the term of the New Senior Notes as an increase in interest expense.

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

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 1998.

     The primary market risk to the Company's investment portfolio is interest rate risk. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

     The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

     The Company's deferred annuity products are designed to encourage persistency by incorporating surrender charges. An annuitant may not terminate or withdraw substantial funds for a period of generally seven years without incurring significant penalties in the form of surrender charges. Approximately 56.0%, 60.2%, and 64.2% of the Company's deferred annuity contracts in force (measured by reserves) as of December 31, 1998, 1997, and 1996 are surrenderable without charge. The decrease since December 31, 1996 is attributable to the increase in deferred annuity contracts inforce as a result of the increase in annuity considerations received.

     The market value of the Company's fixed maturity portfolio changes as interest rates change. In general, rate decreases cause asset prices to rise, while rate increases cause asset prices to fall. Interest rate sensitivity can be modeled using the fixed maturity's effective duration and convexity to estimate price change for a given rate change. To model such changes, both spreads and yield curve slope are held constant while the portfolio is subjected to a hypothetical instantaneous rate change. Actual results may differ from the hypothetical change in market rates assumed in this disclosure since the model does not reflect the results of any actions that would be taken by the Company to mitigate such hypothetical loss in market value.

     Based on market values and prevailing interest rates as of December 31, 1998, a hypothetical instantaneous increase of 100 basis points would produce a loss in fair value of fixed maturity assets of approximately $140 million. Since the Company is able to hold its fixed maturity securities to maturity, it does not expect to realize significant losses under such a hypothetical scenario.

     To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 8.74%, 10.32% and 9.97% as of December 31, 1998, 1997 and 1996, respectively). The weighted average duration of the Company's debt portfolio was approximately five and one half years as of December 31, 1998. The Company's fixed maturity investments are all classified as available for sale and include those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. These investments are carried at estimated market value, and unrealized gains (losses), net of federal income taxes and deferred policy acquisition costs, if any, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged or credited directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event the Company recognizes a loss.

     Capital expenditures during fiscal 1998 were approximately
$284,000. As of December 31, 1998, the Company had no outstanding commitments for significant capital expenditures.

     The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSDI. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of December 31, 1998 and 1997, approximately 7.3% and 5.4%, respectively of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

     The Company maintains a portfolio which includes below investment grade securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at estimated market value. As of December 31, 1998 and 1997, the carrying value of these securities was approximately $200.7 million and $164.6 million, respectively (representing approximately 7.7% and 6.4%, respectively of the Company's total assets and 38.4% and 32.8%, respectively of shareholders' equity).

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

     In certain situations, the terms of some fixed maturity assets are restructured or modified. There were no restructured fixed maturities at December 31, 1998.

     As of December 31, 1998, approximately 9.8% of the Company's total invested assets were invested in limited partnerships. Pursuant to NYSDI regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Insurance Company's invested assets. Investments in limited partnerships are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $77.2 million of additional capital to certain of these limited partnerships. However, management does not expect this entire amount to be called because certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

     As previously discussed, in fiscal 1998 and 1997 the Company participated in "dollar roll" repurchase agreement transactions.
Amounts outstanding to repurchase securities under such agreements were approximately $148.7 million and $205.2 million at December 31, 1998 and 1997, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

     Year 2000 Matters

     In 1994, the Company initiated the process of migrating to a local area network and preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy their Year 2000 issues. Management believes that the modification process of all significant administrative systems has been completed by December 31, 1998 and that all of the remaining non-critical system and application changes will be completed during the second half of 1999.

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

     Purchased hardware will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. Based on Management's best estimates, the total cost to the Company of both migrating to a local area network, replacing software and Year 2000 compliance activities is not expected to exceed $4.0 million. Since 1994, the Company has incurred approximately $2.9 million in connection with migrating to a local area network, replacing software and Year 2000 compliance. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.

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

     Forward Looking Information

     The Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the SEC. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is contained in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data

     See the accompanying Table of Contents to Consolidated Financial Statements and Schedules on Page F-1.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

     None

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to the Company's directors, nominees for election as directors and executive officers will be included in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement"), which the Company intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Directors and Executive Officers" and is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions

Purchases of Annuity Contracts and Life Insurance Policies

     From time to time in the ordinary course of business, certain of the Company's directors and executive officers have purchased, and may in the future, purchase annuity contracts or life insurance policies from the Insurance Company. Such transactions in the past have been, and will in the future be, on terms no less favorable to the Insurance Company than those that could be obtained from unaffiliated third parties. In that regard, since January 1, 1996, directors and executive officers, have engaged in the following transactions with the Insurance
Company: Herbert Kurz, the President and a director of the Company, purchased annuity contracts for $0, $200,000 and $300,000 during the fiscal years ended December 31, 1998, 1997 and 1996, respectively.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

     (a). The Independent Auditors' Report, Consolidated Financial Statements and Consolidated Financial Statement Schedules listed in the Table of Contents on page F-1 are being filed as part of this Form 10-K.

     (b). During the last quarter of the fiscal year ended December 31, 1998 the Company did not file a current report on Form 8-K.

     (c).  Exhibit Index

     Exhibit
     Number              Description of Document

     2.01 Certificate of Ownership and Merger, as filed with the Secretary of State of Delaware on July 27, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

     2.02 Certificate of Merger, as filed with the Secretary of State of State of New York on July 27, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

     3.01 Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of State of New York on June 8, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

     3.02 Certificate of Correction of the Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of State of New York on June 29, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

     3.03 Certificate of Incorporation of Presidential Life Corporation, a Delaware corporation (now the Company) (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992)

     3.04      By-Laws of Presidential Life Corporation, a
               Delaware corporation (now the Company)
               (Incorporated by reference to the Annual
               Report on Form 10-K of the Company for the fiscal year ended December 31, 1992)

     4.01 Form of Indenture dated as of December 15, 1993 between the Registrant and M&T Bank relating to the 9 1/2% Senior Notes due 2000 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of the Company filed on September 2, 1993)

     4.02 Form of Indenture dated as of February 23, 1999 between the Registrant and Bankers Trust Company relating to the 7 7/8% Senior Note due 2009 (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-3 of the Company filed on November 3, 1998)

     10.01     Reinsurance Agreements, dated January 1,
               1969, March 1, 1979 and November 15,
               1980, in each case together with all
               amendments thereto, Between the
               Registrant and Life Reassurance
               Corporation of America (formerly known as General Reassurance Corporation)
               (Incorporated by reference to the Annual
               Report on Form 10-K of the Company for
               the fiscal year ended December 31, 1992)

     10.02     Reinsurance Agreements, dated September
               25, 1969 and November 21, 1980, in each
               case together with all amendments
               thereto, by and between Presidential Life
               Insurance Company and Security Benefit
               Life Insurance Company (now known as
               Swiss Re Life & Health America)
               (Incorporated by reference to the Annual
               Report on Form 10-K of the Company for
               the fiscal year ended December 31, 1992)

     10.03     Form of Indemnification Agreement
               (Incorporated by reference to the Annual
               Report on Form 10-K of the Company for
               the fiscal year ended December 31, 1992)

    10.04      Presidential Life Corporation 1984 Stock
               Option Plan (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended
               December 31, 1992)

     10.05     Presidential Life Corporation 1996 Stock
               Incentive Plan (Incorporated by reference to Exhibit 28.1 to the Registration
               Statement on Form S-8 of the Company
               filed on July 16, 1996)

     11.01     Statement Re Computation of Per Share
               Earnings is clearly determinable from the information contained in this Form 10-K

     21.01     Subsidiaries of the Registrant
               (Incorporated by reference to the Annual
               Report on Form 10-K of the Company for
               the fiscal year ended December 31, 1992)

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRESIDENTIAL LIFE CORPORATION

                              By  /s/ Herbert Kurz
                              Herbert Kurz
                              Principal Executive Officer
                              and Director
Date:  March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date:  March 25, 1999               /s/ Herbert Kurz
                                    Herbert Kurz
                                    Principal Executive Officer
                                    and Director

Date:  March 25, 1999               /s/ Michael V. Oporto
                                    Michael V. Oporto, Chief
                                    Financial Officer and Principal
                                    Accounting Officer

Date:  March 25, 1999               /s/ Peter A. Cohen
                                    Peter A. Cohen          Director

Date:  March 25, 1999               /s/ Jules Kroll
                                    Jules Kroll             Director

Date:  March 25, 1999               /s/ Lawrence Rivkin
                                    Lawrence Rivkin         Director

Date:  March 25, 1999               /s/ Morton B. Silberman
                                    Morton B. Silberman     Director

                         TABLE OF CONTENTS TO
            CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                        Page

Independent Auditors' Report......................................       F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets as of December 31, 1998 and 1997....      F-3

   Consolidated Statements of Income - Years Ended December 31,
      1998, 1997 and 1996..........................................      F-4

   Consolidated Statements of Shareholders' Equity - Years Ended
      December 31, 1998, 1997 and 1996.............................      F-5

   Consolidated Statements of Cash Flows - Years Ended December 31,
      1998, 1997 and 1996..........................................      F-6

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

 II  Condensed Statements of Income (Parent Company
       Only)......................................................       S-2

 II  Condensed Statements of Cash Flows (Parent
       Company Only)..............................................       S-3

III  Supplemental Insurance Information...........................       S-4

 IV  Reinsurance..................................................       S-5


All schedules not included are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Presidential Life Corporation
Nyack, New York 10960

We have audited the accompanying consolidated balance sheets of Presidential Life Corporation and subsidiaries ("the Company") as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

New York, New York
February 16, 1999


               PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                    December 31
                                               1998             1997


ASSETS:
Investments:
 Fixed maturities:
     Available for sale                     $1,951,454        $1,909,924
 Common stocks                                  34,240            45,773
 Mortgage Loans                                 17,038            17,865
 Real Estate                                       415               417
 Policy Loans                                   17,879            18,120
 Short-term investments                        227,890           264,098
 Other invested assets                         244,097           208,162
        Total investments                    2,493,013         2,464,359

Cash and cash equivalents                        1,407            13,480
Accrued investment income                       24,309            28,167
Amounts due from security transactions          20,170                 0
Federal income tax recoverable                   4,740                 0
Deferred policy acquisition costs               40,283            37,685
Furniture and equipment, net                       693               567
Amounts due from reinsurers                      8,700             8,249
Other assets                                     9,402             1,222
Assets held in separate account                  4,082             4,612
          TOTAL ASSETS                      $2,606,799        $2,558,341

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
 Policyholders' account balances            $1,314,784        $1,280,900
 Future policy benefits:
     Annuity                                   400,717           380,109
     Life and accident and health               52,270            50,848
 Other policy liabilities                        3,261             3,124
        Total policy liabilities             1,771,032         1,714,981
Dollar repurchase agreements                   148,651           205,202
Repurchase agreements                           24,402                 0
Notes payable                                   50,000            50,000
Short-term note payable                         23,000            20,000
Deposits on policies to be issued                1,939             2,436
Deferred federal income taxes                   40,815            46,575
General expenses and taxes accrued               6,471             7,074
Other liabilities                               13,163             4,807
Liabilities related to separate account          4,082             4,612
        Total liabilities                    2,083,555         2,055,687

Shareholders' Equity:
 Capital stock ($.01 par value, authorized
     100,000,000 shares, issued and outstanding
     31,731,214 shares in 1998 and 32,621,549
     shares in 1997)                               318               326
 Additional paid-in-capital                      1,268            18,274
 Accumulated other comprehensive income         69,037            71,540
 Retained earnings                             452,621           412,514
        Total Shareholders' Equity             523,244           502,654

        TOTAL LIABILITIES AND SHAREHOLDERS'
            EQUITY                          $2,606,799        $2,558,341


The accompanying notes are an integral part of these Consolidated
Financial Statements.



                PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except share data)


                                                 Years Ended December 31
                                          1998          1997           1996


REVENUES:
 Insurance revenues:
   Premiums                          $     4,086    $      3,976   $     4,244
   Annuity considerations                 28,140          19,655         8,461
   Universal life and investment
      type policy fee income               2,100           1,988         2,090
 Net investment income                   187,155         191,818       186,180
 Realized investment gains                17,185          26,039        20,020
 Other income                              3,540           4,228         2,679
          TOTAL REVENUES                 242,206         247,704       223,674

BENEFITS AND EXPENSES:
 Death and other life insurance
   benefits                                7,612           7,236         6,887
 Annuity benefits                         40,697          37,867        36,510
 Interest credited to policyholders'
   account balances                       76,776          76,202        75,252
 Interest expense on notes payable         7,124           5,850         5,049
 Other interest and other charges            274             445           330
 Increase in liability for
   future policy benefits                 21,051          15,248         5,281
 Commissions to agents, net                4,780           4,357         3,215
 General expenses and taxes               14,522          12,813        13,944
 Decrease (increase) in deferred
   policy acquisition costs               (2,375)         (2,872)          849
          TOTAL BENEFITS AND
             EXPENSES                    170,461         157,146       147,317

Income before income taxes                71,745          90,558        76,357

Provision (benefit) for income taxes:
 Current                                  26,902          31,165        23,199
 Deferred                                 (4,381)         (1,899)       (1,363)
                                          22,521          29,266        21,836

NET INCOME                           $    49,224     $    61,292   $    54,521

Weighted average number of shares
outstanding during the year           32,073,388      32,734,733    33,184,294

Earnings per common share            $      1.53     $      1.87   $      1.64


The accompanying notes are an integral part of these Consolidated Financial
Statements.



                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                                           Accumulated
                                Additional                 Other
                     Capital    Paid-in-     Retained      Comprehensive
                     Stock      Capital      Earnings      Income        Total


Balance at
January 1, 1996      $ 335      $30,130      $308,863      $ 61,732    $401,060

Comprehensive Income:

Net income                                     54,521                    54,521

Net Unrealized Investment
Gains (Losses)                                              (21,438)    (21,438)

Comprehensive Income                                                     33,083

Purchase and Retirement
of Stock                (7)      (7,031)                                 (7,038)

Issuance of Shares
under Stock Option
Plan                     2          924                                     926

Dividends Paid to
Shareholders ($.15 per
share)                                         (4,968)                   (4,968)

Balance at
December 31, 1996      330       24,023       358,416        40,294     423,063

Comprehensive Income:

Net income                                     61,292                    61,292

Net Unrealized Investment
Gains (Losses)                                               31,246      31,246

Comprehensive Income                                                     92,538

Purchase and Retirement
of Stock                (4)      (5,758)                                 (5,762)

Issuance of Shares
under Stock Option
Plan                                  9                                       9

Dividends Paid to
Shareholders ($.22 per
share)                                         (7,194)                   (7,194)

Balance at
December 31, 1997      326       18,274       412,514        71,540     502,654

Comprehensive Income:

Net income                                     49,224                    49,224

Net Unrealized Investment
Gains (Losses)                                               (2,503)     (2,503)

Comprehensive Income                                                     46,721

Purchase and Retirement
of Stock                (8)     (17,060)                                (17,068)

Issuance of Shares
under Stock Option
Plan                                 54                                      54

Dividends Paid to
Shareholders ($.285 per
share)                                         (9,117)                   (9,117)

Balance at
December 31, 1998    $ 318      $ 1,268      $452,621      $ 69,037    $523,244


The accompanying notes are an integral part of these Consolidated
Financial Statements.



                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31
                                              1998           1997         1996
                                                       (in thousands)


OPERATING ACTIVITIES:
  Net income                               $   49,224   $   61,292   $   54,521
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Benefit for deferred income taxes        (4,381)      (1,899)      (1,363)
      Depreciation and amortization             1,037          474          439
      Net accrual of discount on fixed
        maturities                             (8,806)      (4,181)      (1,184)
      Realized investment gains               (17,185)     (26,039)     (20,020)
  Changes in:
    Accrued investment income                   3,858        4,307        1,854
    Deferred policy acquisition costs          (2,375)      (2,872)         849
    Federal income tax recoverable             (4,740)           0          477
    Liability for future policy benefits       22,030       15,777        5,689
    Other items                                (1,629)         436        2,612

        Net Cash Provided by
          Operating Activities                 37,033       47,295       43,928

INVESTING ACTIVITIES:
  Fixed Maturities:
    Available for Sale:
      Acquisitions                           (377,730)    (338,058)    (302,778)
      Sales                                     2,602       29,325       13,713
      Maturities, calls and repayments        333,533      252,383      259,108
  Common Stocks:
    Acquisitions                              (12,880)     (18,722)     (15,663)
    Sales                                      46,435       68,377       54,369
  Decrease (increase) in short-term
    investments and policy loans               36,449      (24,112)     (46,884)
  Other Invested Assets:
    Additions to other invested assets        (93,837)    (110,760)     (62,045)
    Distributions from other invested
       assets                                  57,902       78,701       36,274
  Purchase of property and equipment             (289)        (409)        (154)
  Mortgage loan on real estate                    827          757          393
  Amounts due from security transactions      (20,170)           0            0

      Net Cash Used in
        Investing Activities                  (27,158)     (62,518)     (63,667)

FINANCING ACTIVITIES:
  Proceeds from Dollar Repurchase
     Agreements                             2,115,345    2,429,540    2,308,967
  Repayment of Dollar Repurchase
     Agreements                            (2,171,896)  (2,425,221)  (2,268,500)
  Proceeds from Reverse Repurchase
     Agreements                                24,402            0            0
  Proceeds from line of credit                  3,000       15,000        5,000
  Increase (decrease) in policyholders'
    account balances                           33,884       20,355       (9,353)
  Repurchase of common stock                  (17,069)      (5,762)      (7,038)
  Deposits on policies to be issued              (497)       1,166       (1,677)
  Dividends paid to shareholders               (9,117)      (7,194)      (4,967)

      Net Cash Provided by (Used in)
        Financing Activities                  (21,948)      27,884       22,432

  Increase (Decrease) in Cash and Cash
    Equivalents                               (12,073)      12,661        2,693

Cash and Cash Equivalents at Beginning
  of Year                                      13,480          819       (1,874)

Cash and Cash Equivalents at End
  of Year                                  $    1,407   $   13,480   $      819
Supplemental Cash Flow Disclosure:

Income Taxes Paid                          $   33,500   $   27,700   $   27,303

Interest Paid                              $    6,216   $    5,508   $    4,750


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

     B.  Basis of Presentation and Principles of Consolidation

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). Intercompany transactions and balances have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current year's presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has one reportable operating segment and therefore, no additional disclosures are required under Statement of Financial Accounting Standards No. 131 "Disclosures About
Segments of an Enterprise and Related Information". Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

          "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of December 31, 1998 and 1997.
As of December 31, 1998, the Company was committed to contribute, if called upon, an aggregate of approximately $77.2 million of additional capital to certain of these limited partnerships.

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

          The Company's investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company. The investments are carried at cost less accumulated depreciation. Depreciation has been provided on a straight line basis at the rate of 4% per annum for one building and 5% per annum for the other. Accumulated depreciation amounted to $206,800 and $204,400 at December 31, 1998 and 1997,
respectively, and related depreciation expense for the years ended
December 31, 1998, 1997 and 1996 was $2,400, $3,200 and $3,200, respectively.

     D.  Furniture and Equipment

          Furniture and equipment is carried at cost and depreciated on a straight line basis over a period of five to ten years except for automobiles which are depreciated over a period of three years. Accumulated depreciation amounted to $377,400 and $219,300 at December 31, 1998 and 1997, respectively, and related depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $160,900,
$163,700 and $187,200, respectively.

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

          For the years ended December 31, 1998, 1997, and 1996, approximately 58.1%, 67.3% and 78.3%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York.

     F.  Deferred Policy Acquisition Costs

          The costs of acquiring new business (principally commissions, certain underwriting, agency and policy issue expenses), all of which vary with and are primarily related to the production of new business, have generally been deferred. When a policy is surrendered, the remaining unamortized cost is written off. Deferred policy acquisition costs are subject to recoverability testing at time of policy issue and loss recognition testing at the end of each year.

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

          Unamortized deferred policy acquisition costs for the years ended December 31, 1998 and 1997 are summarized as follows:

                                              1998           1997
                                               (in thousands)


     Balance at the beginning of year       $37,685        $39,783
     Current year's costs deferred            8,706          9,783
         Total                               46,391         49,566
     Less, amortization for the year          6,293          6,581
         Total                               40,098         42,985
     Change in amortization (benefit)
         related to unrealized gain
         (loss) in investments                 (185)         5,300
     Balance at the end of the year         $40,283        $37,685


     G.  Future Policy Benefits

          Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on anticipated experience which, together with interest and expense assumptions, provide a margin for adverse deviation. Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. During the three years in the period ended December 31, 1998, interest rates used in establishing such liabilities range from 4.5% to 11% for life insurance liabilities and from 5.5% to 13.60% for annuity liabilities.

     H.  Policyholders' Account Balances

          Policyholders' account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less mortality and expense charges and withdrawals.


          These account balances are summarized as follows:

                                            1998          1997         1996
                                                     (in thousands)


Account balances at beginning of year    $1,280,900    $1,260,545   $1,269,898
Additions to account balances               209,601       209,568      190,559
         Total                            1,490,501     1,470,113    1,460,457
Deductions from account balances            175,717       189,213      199,912

Account balances at end of year          $1,314,784    $1,280,900   $1,260,545


          Interest rates credited to account balances ranged from 4% to 12.5% in 1998, 1997 and 1996.

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

     K.  Earnings Per Common Share

          The Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" (SFAS No. 128) which specifies the computation, presentation and disclosure requirements of earnings per share for entities with publicly held common stock and potential common stock. Earnings per share (EPS) presented on the face on the consolidated income statement has been calculated to reflect the adoption of SFAS No. 128 by the Company.
Basic EPS is computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The weighted average number of common shares used to compute diluted EPS for the year ended December 31, 1998 and 1997 was 32,073,388 and 32,736,202, respectively. The dilution from the potential exercise of stock options outstanding did not change basic EPS.

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


2.  INVESTMENTS

     The following information summarizes the components of net investment income and realized investment gains (losses).


Net Investment Income:
                                   Year Ended December 31
                                 1998       1997        1996
                                        (in thousands)


Fixed maturities               $141,483    $134,740    $132,467
Common stocks                     1,621       1,341       1,315
Short-term investments           16,537      14,368      14,226
Other investment income          33,281      48,797      44,141
                                192,922     199,246     192,149

Less investment expenses          5,767       7,428       5,969

Net investment income          $187,155    $191,818    $186,180


     There were no fixed maturities which were non-income producing for more than twelve months at December 31, 1998, 1997 and 1996.


Realized Investment Gains (Losses):

                               Year Ended December 31,
                            1998        1997        1996
                                   (in thousands)


Fixed maturities          $  3,144    $ 12,080    $  6,735
Common stocks               14,041      13,959      13,285
Total realized gains
 on investments           $ 17,185    $ 26,039    $ 20,020

Unrealized Investment Gains (Losses):

                               Year Ended December 31,
                            1998        1997       1996
                                   (in thousands)
Fixed maturities          $110,178    $109,995    $ 61,931
Common stocks                9,525      13,752       8,438
Unrealized investment
  gains                   $119,703    $123,747    $ 70,369
Amortization of deferred
  acquisition costs        (13,492)    (13,686)     (8,378)
Deferred federal income
  taxes                    (37,174)    (38,521)    (21,697)
Net unrealized investment
  gain                      69,037      71,540      40,294
Change in net unrealized
  investment gains        $ (2,503)   $ 31,246    $(21,438)


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

December 31, 1998:

AVAILABLE FOR SALE:
                              Amortized     Gross Unrealized       Market
Type of Investment            Cost         Gains      Losses       Value
                                             (in thousands)


Fixed Maturities:
Bonds and Notes:
 United States government
   and government agencies
   and authorities            $  387,430   $ 20,361    $   (111)   $  407,680
 States, municipalities and
   political subdivisions         26,707      4,153           0        30,860
 Foreign governments              12,100      1,950           0        14,050
 Public utilities                139,013     12,076           0       151,089
 All other corporate bonds     1,069,931     85,409      (6,816)    1,148,524
Preferred stocks, primarily
 corporate                       206,095      6,254     (13,098)      199,251
Total Fixed Maturities:       $1,841,276   $130,203    $(20,025)   $1,951,454

Common Stocks                 $   24,715   $ 10,065    $   (540)   $   34,240



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


     The estimated fair value of fixed maturities available for sale at December 31, 1998, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                            Market Value
                                           (in thousands)

Due in one year or less                      $   40,590
Due after one year through five years           152,048
Due after five years through ten years           74,735
Due after ten years                           1,484,830
Total debt securities                         1,752,203
Preferred stock                                 199,251

Total                                        $1,951,454

     Proceeds from sales of fixed maturities during 1998, 1997 and 1996 were $527.5 million, $718.4 million and $757.7 million, respectively. During 1998, 1997 and 1996, respectively, gross gains of $9.0 million, $16.4 million and $7.3 million and gross losses of $1.0 million, $4.5 million and $7.2 million were realized on those sales.

     During 1996, the Company restructured or modified the terms of certain fixed maturity investments. Certain of these restructures included debt for equity exchanges. The fixed maturity portfolio, based on carrying value, includes $8.6 million at December 31, 1996 of such restructured securities. These restructures and modifications had no significant impact on gross interest income on these fixed maturities (which is included in net investment income). During 1998 and 1997, the Company did not restructure or modify the terms of any fixed maturity investments.

     As of December 31, 1998, the Company's mortgage loans were collateralized by commercial office buildings in New York and Pennsylvania.

     There were no investments owned in any one issuer that aggregate 10% or more of shareholders' equity as of December 31, 1998.

     As of December 31, 1998 securities with a carrying value of approximately $5.8 million were on deposit with various state insurance departments to comply with applicable insurance laws.

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

3.  NOTES PAYABLE

     Notes payable at December 31, 1998 and 1997 consist of $50 million, 9 1/2% senior notes due December 15, 2000. Interest is payable June 15 and December 15. Debt issue costs were amortized on the interest method over the term of the notes. As of December 31, 1998, there were no unamortized costs. There are no principal payments required for the senior notes until the total principal is due on December 15, 2000. The senior notes are callable after December 14, 1998.

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

     The short-term note payable is a bank line of credit in the amount of $25,000,000 and provides for interest on borrowings based on market indices. At December 31, 1998 and 1997 the Company had $23,000,000 and $20,000,000 outstanding, respectively. The short-term note payable outstanding at December 31, 1998 and 1997 had a weighted average interest rate of 6.469% and 6.625%, respectively.

     The Company filed a registration statement with the Securities and Exchange Commission covering up to $100 million aggregate principal amount of senior notes ("New Senior Notes"). The net proceeds from the sale of such offering are expected to be used to retire existing indebtedness and for general corporate purposes. The Company expects to complete the offering during February of 1999.

     In connection with the offering of the New Senior Notes, the Company entered into a forward treasury lock agreement with a creditworthy financial institution pursuant to which the Company will make or receive, respectively, payments in respect of an aggregate notional principal amount of $100 million depending upon whether the interest rate for ten-year Treasury Notes in effect on the settlement date has increased or declined during the term of the agreement. The amount of any unrecognized gain or loss is recognized in the financial statements and fluctuates with the ten-year Treasury Note. At December 31, 1998, the agreement had an unrealized loss of $9.1 million. On the settlement date, the unrecognized loss will be capitalized and amortized over the term of the New Senior
Notes as an increase in interest expense.

4.  SHAREHOLDERS' EQUITY

     The Company is authorized to issue 100,000,000 shares of its $.01 par value Common Stock. At December 31, 1998 31,731,214 shares were outstanding and at December 31, 1997 32,621,549 shares were outstanding.

     During 1998, the Company's Board of Directors increased the quarterly dividend rate to $.075 per share. During 1998, 1997 and 1996, the Company purchased and retired 896,900, 372,300 and 724,000 shares of common stock, respectively. The Company is authorized pursuant to a resolution of the Board of Directors to purchase an additional 335,300 shares of common stock.

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

     The New York Insurance Department has established informal guidelines for the Superintendent's determinations which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During 1998, 1997 and 1996, the Insurance Company paid dividends of $49.4 million, $24.8 million and $15 million, respectively, to the Company.


Other Comprehensive Income

For the years ended                                         Tax        After-
December 31,                                      Pre-Tax   Expense/   Tax
                                                  Amount    (Benefit)  Amount
                                                         (in thousands)


1998
Unrealized gain on investment securities:
  Unrealized holding gains arising during year   $ 15,739    $ 5,509   $10,230
  Less: reclassification adjustment for gains
     realized in net income                        17,185      4,452    12,733

Net unrealized investment gains (losses)         $ (1,446)   $ 1,057   $(2,503)

1997
Unrealized gain on investment securities:
  Unrealized holding gains arising during year   $74,757     $26,165   $ 48,592
  Less: reclassification adjustment for gains
     realized in net income                       26,039       8,693     17,346

Net unrealized investment gains (losses)         $48,718     $17,472   $ 31,246

1996
Unrealized gain (loss) on investment securities:
  Unrealized holding gains (losses) arising
     during year                                 $(5,342)    $(1,870)  $ (3,472)
  Less: reclassification adjustment for gains
     realized in net income                       20,020       2,054     17,966

Net unrealized investment gains (losses)         $(25,362)   $(3,924)  $(21,438)


5.  EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

     (a)  Employee Retirement Plan

     The Company has a noncontributory defined benefit pension plan covering all eligible employees. The Company is both sponsor and administrator of this plan. The plan provides for pension benefits based on average pay and years of service.

                                              Year Ended December 31,
                                                1998           1997
                                                  (in thousands)


     Change in benefit obligation
     Benefit obligation (beginning of year)     $ 5,923     $ 5,269
     Service cost                                   438         436
     Interest cost                                  388         370
     Actuarial (gain)/loss                         (334)         50
     Benefits paid                                 (437)       (202)
     Benefit obligation (end of year)             5,978       5,923

     Change in Plan assets
     Fair value of assets (beginning of year)     4,558       4,444
     Actual return on plan assets                   287         266
     Employer contribution                          299          50
     Benefits paid                                 (437)       (202)
     Fair value of assets (end of year)           4,707       4,558

     Funded status                               (1,272)     (1,365)
     Unrecognized transition amount                 140         167
     Unrecognized net actuarial loss               (824)       (619)
     Prepaid (accrued) benefit cost             $(1,956)    $(1,816)

     Weighted average assumptions

     Discount rate                                7.00%        7.00%
     Expected return on assets                    7.50         7.50
     Rate of compensation increase                3.00         3.00

     Components of net periodic benefit cost
     Service cost                               $   438     $   436
     Interest cost                                  388         370
     Expected return on assets                     (350)       (343)
     Amortization of prior service cost              28          28
     Recognized net actuarial loss                  (65)        (12)
     Net periodic benefit cost                  $   439     $   479


     (b)  Employee Savings Plan

     The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to a maximum of 15% of their pre-tax earnings or the dollar limit as prescribed by IRC Section 415(d). A portion of participants' pre-tax earnings may be matched by the Company. For the years ended
December 31, 1998, 1997 and 1996, the Company's contribution was approximately $43,300, $43,700 and $40,500, respectively.

     (c)  Employee Stock Option Plan

     The Company has adopted an incentive stock option plan recommended by the Board of Directors and approved by the shareholders. This plan grants options to purchase up to 1,000,000 shares of common stock of the Company to officers and key employees. Option prices are 100% of the fair market value at date of grant. The following schedule shows all options granted, exercised, expired and exchanged under the Company's Incentive Stock Option Plan as of December 31, 1998.


     Information relating to the options is as follows:

                                                 Option Price
                                           Number      Amount        Total
                                           of Shares   Per Share     Price


        Outstanding, January 1, 1996        221,621     $ 5.47      $1,212,000
          Granted                            44,400       9.69         430,125
          Exercised                        (170,433)      4.88        (830,861)
          Cancelled                         (46,188)      7.20        (332,516)

        Outstanding, December 31, 1996       49,400     $ 9.08      $  448,748
          Granted                            66,150      17.49       1,180,706
          Exercised                          (1,014)      9.69          (9,826)
          Cancelled                          (2,525)     12.43         (31,398)

        Outstanding, December 31, 1997      112,011     $14.20      $1,588,230
          Granted                            80,700     18.125       1,462,688
          Exercised                          (6,565)      8.29         (54,402)
          Cancelled                         (10,886)     14.54        (158,328)

        Outstanding, December 31, 1998      175,260     $16.19      $2,838,188


     At December 31, 1998, 34,005 options for shares of common stock were exercisable.

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan.
Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per common share for the years ended December 31, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

          Net income (in thousands)          Year Ended December 31,
                                               1998      1997

               As reported                   $49,224   $61,292
               Pro forma                      49,114    61,188

          Earnings per common share

               As reported                   $1.53       $1.87
               Pro forma                      1.53        1.87

     The fair value of options granted under the Company's fixed stock option plan during 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 1.51%, expected volatility of 51.0%, risk free interest rate of 7.0%, and expected lives of 4 years.

6.  INCOME TAXES

     The following is a reconciliation of income taxes computed using the Federal statutory rate with the provision for income taxes for the years ended December 31,:

                                                1998      1997        1996
                                                     (in thousands)


        Provision for income taxes computed
         at Federal statutory rate            $25,111    $31,695     $26,725

        Increase (decrease) in income taxes
         resulting from:
        Utilization of prior unrecognized
         deferred tax asset relating to
         investment losses                       (306)      (868)     (5,767)
        Losses producing no current benefit       784         81       1,590
        Other                                  (3,068)    (1,642)       (712)

         Provision for Federal
         income taxes                         $22,521    $29,266     $21,836


     The Company provides for deferred income taxes resulting from temporary differences which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.
The sources of these differences and the tax effect of each were as follows:

                                             1998       1997      1996
                                                  (in thousands)


        Deferred policy acquisition costs   $   621    $   341   $  (742)
        Policyholders' account balances         (21)         5      (216)
        Investment adjustments               (1,236)      (481)      135
        Insurance reserves                   (2,422)      (924)   (1,274)
        Other                                (1,323)      (840)     (734)

        Deferred Federal income tax
        benefit                             $(4,381)   $(1,899)  $(1,363)


     Deferred federal income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. Significant components of the Company's net deferred tax (asset) liability as of December 31, 1998 and 1997 are as follows (in thousands):

                                                  1998          1997


         Deferred income tax asset:
           Investments                         $ (7,239)     $ (6,003)
           Insurance reserves                    (8,930)       (6,508)
           Operating loss carryforwards          (1,517)       (1,669)
           Other                                   (179)         (249)
                                                (17,865)      (14,429)
           Valuation allowance                    3,904         5,322
           Net deferred income tax asset       $(13,961)     $ (9,107)

         Deferred income tax liability:
           Deferred policy acquisition costs   $ 16,927      $ 16,305
           Net unrealized investment gains       37,174        38,521
           Policyholder account balances             69            90
           Other                                    606           766
         Deferred income tax liability           54,776        55,682
         Net deferred income tax liability     $ 40,815      $ 46,575


     The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the years ended December 31, 1998 and 1997 primarily reflect the reduction in the deferred tax asset as a result of the utilization of previously unrecognized investment losses.

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

     The Company has net operating loss carryforwards of approximately $6,668,000 at December 31, 1998 of which $182,000 expire in 2009;
$2,487,000 in 2010; $1,671,000 in 2011; and $2,328,000 in 2013.

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

     Reinsurance ceded from the Insurance Company to Life Reassurance Corporation of America and Swiss Re Life & Health America Inc. at
December 31, 1998 and 1997 consists of coinsurance agreements aggregating face amounts of $203.1 million and $230.6 million, respectively, representing the amount of individual life insurance contracts that were ceded to the reinsurers. The term "coinsurance" refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy to be reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

     Premiums ceded for 1998, 1997 and 1996 amounted to approximately $4.4 million, $4.5 million, and $4.6 million, respectively.

8.  STATUTORY FINANCIAL STATEMENTS

     Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ from GAAP. Material differences resulting from these accounting practices include: deferred policy acquisition costs, deferred Federal income taxes and statutory non-admitted assets are recognized under GAAP accounting while statutory investment valuation reserves are not; premiums for universal life and investment-type products are recognized as revenues for statutory purposes and as deposits to policyholders' accounts under GAAP; different assumptions are used in calculating future policyholders' benefits; and different methods are used for calculating valuation allowances for statutory and GAAP purposes;
fixed maturities are recorded at market value under GAAP while under statutory accounting practices they are recorded principally at amortized cost.

     In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices and it is uncertain when, or if, the state of New York will require adoption of Codification for the preparation of statutory financial statements.
The Company has not finalized the quantification of the effects of Codification on its statutory financial statements.

                                   For the years ended December 31,

                                     1998      1997      1996
                                           (in thousands)

     Statutory surplus             $287,286   $296,725   $250,869
     Statutory net income          $ 52,105   $ 57,081   $ 41,972


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

Because it is not practicable to obtain an independent valuation for each limited partnership interest for purposes of disclosure, the market value of a limited partnership interest is estimated to approximate the carrying value. As of December 31, 1998, the Company was committed to contribute, if called upon, an aggregate of approximately $77.2 million of additional capital to certain of these limited partnerships. The market value of short-term investments, mortgage loans and policy loans is estimated to approximate the carrying value. At December 31, 1998, the forward treasury lock agreement had an unrealized loss of $9.1 million. See Note 3.

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



December 31, 1998                      Carrying Value    Estimated Fair Value
                                               (in thousands)


Assets
  Fixed Maturities:
    Available for Sale                   1,951,454          1,951,454
  Common Stock                              34,240             34,240
  Mortgage Loans                            17,038             17,038
  Policy Loans                              17,879             17,879
  Cash and Short-Term Investments          229,297            229,297
  Other Invested Assets                    244,097            244,097

Liabilities
  Policyholders' Account Balances        1,314,784          1,306,665
  Note Payable                              50,000             51,125
  Short-Term Note Payable                   23,000             23,000


December 31, 1997                       Carrying Value    Estimated Fair Value
Assets                                            (in thousands)
  Fixed Maturities:
    Available for Sale                   1,909,924          1,909,924
  Common Stock                              45,773             45,773
  Mortgage Loans                            17,865             17,865
  Policy Loans                              18,120             18,120
  Cash and Short-Term Investments          277,578            277,578
  Other Invested Assets                    208,162            208,162

Liabilities
  Policyholders' Account Balances        1,280,900          1,288,551
  Note Payable                              50,000             52,500
  Short-Term Note Payable                   20,000             20,000


11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is presented below. Certain amounts have been reclassified to conform to the current year's presentation.


                                          Three Months Ended
         1998                March 31     June 30    September 30  December 31
                                    (in thousands, except per share)


   Premiums and other
    insurance revenues      $10,366       $ 9,929      $ 6,358       $11,213
   Net investment incom      52,422        57,654       35,716        41,363
   Realized investment
    gains                     2,006         7,063        5,018         3,098
   Total revenues            64,794        74,646       47,092        55,674
   Benefits and expenses     44,357        46,265       39,169        40,670
   Net income                13,672        18,497        6,512        10,543

   Earnings per share       $   .42       $   .58      $   .20       $   .33


                                            Three Months Ended
         1997              March 31       June 30   September 30     December 31
                                        (in thousands, except per share)
   Premiums and other
    insurance revenues      $ 6,390       $ 6,637      $ 9,024       $ 7,796
   Net investment income     48,623        49,399       44,444        49,352
   Realized investment
    gains                     2,510         8,503        9,518         5,508
   Total revenues            57,523        64,539       62,986        62,656
   Benefits and expenses     38,951        41,022       40,128        37,045
   Net income                12,548        16,372       16,018        16,354

   Earnings per share       $   .38       $   .50      $   .49       $   .50


                                                  Schedule II

         PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            BALANCE SHEETS
                            (in thousands)

                                                  December 31,
                                               1998         1997


ASSETS:
  Investment in subsidiaries at equity       $514,431      $512,257
  Cash in bank                                    394            29
  Real estate, net                                 36            38
  Fixed maturities, available for sale         14,524        11,038
  Investments, common stocks                    1,765         2,193
  Short term investments                       24,526         2,695
  Other invested assets                        36,642        42,593
  Amount due from security transactions         4,000             0
  Deferred debt issue costs                         0           874
  Other assets                                 11,598         3,829

        TOTAL ASSETS                         $607,916      $575,546

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable, accrued expenses and
     taxes                                   $    148      $    898
  Notes payable, long term                     50,000        50,000
  Short term note payable                      23,000        20,000
  Other liabilities                            11,524         1,994

        TOTAL LIABILITIES                      84,672        72,892

Total Shareholders' Equity                    523,244       502,654

  TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                  $607,916      $575,546



                                                 Schedule II

        PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        STATEMENTS OF INCOME
                           (in thousands)

                                             Year Ended December 31,
                                       1998          1997         1996


REVENUES:
 Income from rents                   $   739       $   739      $   739
 Investment income                     1,289         5,460        3,435
 Realized investment gains (losses)     (302)         (933)       1,932
 Other income                              0           720            0

Total Revenues                         1,726         5,986        6,106

EXPENSES:
 Operating and administrative            816           517        2,459
 Interest                              7,124         5,850        5,049

Total Expenses                         7,940         6,367        7,508

Loss before federal income taxes and
 equity in income of subsidiaries     (6,214)         (381)      (1,402)

Federal income tax benefit              (922)         (926)      (1,667)

Income (loss) before equity in
  income of subsidiaries              (5,292)          545          265

Equity in income of subsidiaries
 before deducting dividends
 received                             54,516        60,747       54,256

Net income                           $49,224       $61,292      $54,521


                                                  Schedule II

            PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          STATEMENTS OF CASH FLOWS
                               (in thousands)

                                               Year Ended December 31,
                                               1998        1997         1996


Operating Activities:
  Net income                                 $49,224     $61,292      $54,521
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Realized investment (gains) losses         302         933       (1,932)
      Depreciation and amortization              876         299          299
      Equity in undistributed profits of
       subsidiary companies                  (54,516)    (60,747)     (54,256)
      Deferred Federal income taxes              159         (99)         609
      Dividends from subsidiaries             50,150      24,800       15,000
  Changes in:
      Accrued investment income                1,561         165       (1,409)
      Accounts payable and accrued expenses     (749)       (536)       1,288
      Other assets and liabilities            (3,738)       (751)       1,308

       Net Cash Provided By
       Operating Activities                   43,269      25,356       15,428

Investing Activities:
  Purchase of fixed maturities                (8,063)     (1,988)      (8,301)
  Sale of fixed maturities                     3,923       1,000        9,016
  Common stock acquisitions                        0           0       (1,529)
  Common stock sales                             302           0        1,974
  Other invested asset additions              (2,138)    (37,846)     (10,760)
  Other invested asset distributions           8,088      10,000            0
  Decrease (increase) in short-term
    investments                              (21,831)      1,394          800

       Net Cash Used In
       Investing Activities                  (19,719)    (27,440)      (8,800)

Financing Activities:
  Dividends to shareholders                   (9,117)     (7,194)      (4,967)
  Proceeds from line of credit                 3,000      15,000        5,000
  Repurchase of common stock                 (17,068)     (5,762)      (7,038)

       Net Cash Used In
       Financing Activities                  (23,185)     (2,044)      (7,005)

       Increase (Decrease) in Cash               365         (40)        (377)

Cash at Beginning of Year                         29          69          446

Cash at End of Year                          $   394     $    29      $    69



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
Segment              Costs                Balances               Premiums


Year Ended
December 31, 1998
 Life Insurance      $ 7,716              $  133,189             $0
 Annuity              32,567               1,637,667              0
 Accident and
 Health                    0                      11              0
      Total          $40,283              $1,770,867             $0

Year Ended
December 31, 1997
 Life Insurance      $ 7,647              $  128,994             $0
 Annuity              30,037               1,585,682              0
 Accident and
 Health                    0                      24              2
      Total          $37,684              $1,714,700             $2

Year Ended
December 31, 1996
 Life Insurance      $ 6,466              $  124,766             $0
 Annuity              33,317               1,553,518              0
 Accident and
 Health                    0                      21              2
      Total          $39,783              $1,678,305             $2


Column A             Column E             Column F               Column F-1
                     Other
                     Policy                                      Mortality,
                     Claims                                      Surrender
                     and                                         and Other
                     Benefits             Premium                Charges to
Segment              Payable              Revenue                Policyholders

Year Ended
December 31, 1998
 Life Insurance      $   163              $    4,083             $1,603
 Annuity                   0                  28,140                497
 Accident and
 Health                    0                       3                  0
      Total          $   163              $   32,226             $2,100

Year Ended
December 31, 1997
 Life Insurance      $   281              $    3,973             $1,530
 Annuity                   0                  19,655                458
 Accident and
 Health                    0                       3                  0
      Total          $   281              $   23,631             $1,988

Year Ended
December 31, 1996
 Life Insurance      $   110              $    4,240             $1,488
 Annuity                   0                   8,461                602
 Accident and
 Health                    0                       4                  0
      Total          $   110              $   12,705             $2,090


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
Segment              Income               Expenses               Costs

Year Ended
December 31, 1998
 Life Insurance      $ 11,325             $   12,950             $  800
 Annuity              175,829                133,198              5,493
 Accident and
 Health                     1                    (12)                 0
      Total          $187,155             $  146,136             $6,293

Year Ended
December 31, 1997
 Life Insurance      $ 11,416             $   12,114             $1,100
 Annuity              180,401                124,431              5,481
 Accident and
 Health                     1                      8                  0
      Total          $191,818                136,553             $6,581

Year Ended
December 31, 1996
 Life Insurance      $ 10,733             $   13,076             $  880
 Annuity              175,445                110,855              6,270
 Accident and
 Health                     2                     (1)                 0

      Total          $186,180             $  123,930             $7,150


Column A             Column J             Column K
                     Other
                     Operating            Premiums
Segment              Expenses             Written

Year Ended
December 31, 1998
 Life Insurance      $ 4,319
 Annuity               6,563
 Accident and
 Health                   26              $3

      Total          $10,908

Year Ended
December 31, 1997
 Life Insurance      $ 2,738
 Annuity               5,405
 Accident and
 Health                   19              $3

      Total          $ 8,162

Year Ended
December 31, 1996
 Life Insurance      $ 4,325
 Annuity               6,836
 Accident and
 Health                   27              $4

      Total          $11,188



PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES             Schedule IV
REINSURANCE  (in thousands)

Column A                        Column B       Column C      Column D
                                                             Assumed
                                               Ceded to      From
                                Gross          Other         Other
                                Amount         Companies     Companies


Year Ended December 31, 1998
Life Insurance in Force         $  772,806     $ 438,827     $ 453,299

Premiums:
Life Insurance                  $    7,995     $   4,321     $     409
Annuity                             28,140             0             0
Accident and Health Insurance            3             0             0

Total                           $   36,138     $   4,321     $     409

Year Ended December 31, 1997
Life Insurance in Force         $  823,257     $ 476,248     $ 452,480

Premiums:
Life Insurance                  $    8,065     $   4,512     $     420
Annuity                             19,655             0             0
Accident and Health Insurance            3             0             0

Total                           $   27,723     $   4,512     $     420

Year Ended December 31, 1996
Life Insurance in Force         $  864,809     $ 517,484     $ 473,779

Premiums:
Life Insurance                  $    8,292     $   4,518     $     466
Annuity                              8,461             0             0
Accident and Health Insurance            4             0             0

Total                           $   16,757     $   4,518     $     466


Column A                        Column E       Column F
                                               Percentage
                                               of Amount
                                Net            Assumed
                                Amount         to Net

Year Ended December 31, 1998
Life Insurance in Force         $ 787,278      57.58

Premiums:
Life Insurance                      4,083      10.02
Annuity                            28,140          0
Accident and Health Insurance           3          0

Total                           $  32,226

Year Ended December 31, 1997
Life Insurance in Force         $ 799,489      56.60

Premiums:
Life Insurance                  $   3,973      10.57
Annuity                            19,655          0
Accident and Health Insurance           3          0

Total                           $  23,631

Year Ended December 31, 1996
Life Insurance in Force         $ 821,104      57.50

Premiums:
Life Insurance                  $   4,240      10.52
Annuity                             8,461          0
Accident and Health Insurance           4          0

Total                           $  12,705

Note:  Reinsurance assumed consists entirely of Servicemen's Group Life
       Insurance.
