Form 10-Q
period 1999-03-31
PRESIDENTIAL LIFE CORP
filed 1999-05-11
CIK 80124

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

     There were 31,149,365 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on May 10, 1999.

                                      INDEX


Part I - Financial Information                                        Page No.

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets (Unaudited) March 31, 1999
     and December 31, 1998.........................................      3

     Consolidated Statements of Income (Unaudited) - For
     the Three Months Ended March 31, 1999 and 1998................      4

     Consolidated Statements of Shareholders'
     Equity (Unaudited) - For the Three Months Ended
     March 31, 1999 and 1998.......................................      5

     Consolidated Statements of Cash Flows (Unaudited) - For
     the Three Months Ended March 31, 1999 and 1998................      6

      Condensed Notes to (Unaudited) Consolidated Financial Statements.. 7-9

     Independent Accountants' Review Report............................  10

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations............   11-19


Part II - Other Information........................................      20

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


Signatures..........................................................     21


                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                    March 31,     December 31,
                                                      1999            1998
                                                   (UNAUDITED)


ASSETS:
Investments:
   Fixed maturities:
    Available for sale at market (Cost of
     $1,914,180 and $1,841,276, respectively)      $1,991,315      $1,951,454
   Common stocks (Cost of $23,784
     and $24,715, respectively)                        29,162          34,240
   Mortgage Loans                                      16,818          17,038
   Real Estate                                            415             415
   Policy Loans                                        17,457          17,879
   Short-term investments                             259,336         227,890
   Other invested assets                              252,165         244,097
          Total investments                         2,566,668       2,493,013

Cash and cash equivalents                                   0           1,407
Accrued investment income                              32,668          24,309
Amounts due from security transactions                      0          20,170
Federal income tax recoverable                              0           4,740
Deferred policy acquisition costs                      44,266          40,283
Furniture and equipment, net                              712             693
Amounts due from reinsurers                             8,516           8,700
Other assets                                            9,171           9,402
Assets held in separate account                         4,166           4,082
          TOTAL ASSETS                             $2,666,167      $2,606,799

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
   Policyholders' account balances                 $1,319,853      $1,314,784
   Future policy benefits:
    Annuity                                           408,974         400,717
    Life and accident and health                       52,334          52,270
   Other policy liabilities                             3,707           3,261
          Total policy liabilities                  1,784,868       1,771,032
Dollar Repurchase Agreements                          218,663         148,651
Repurchase agreements                                       0          24,402
Note payable                                          100,000          50,000
Short-term note payable                                10,000          23,000
Federal Income tax payable                              1,326               0
Deposits on policies to be issued                       5,761           1,939
Deferred federal income taxes                          29,016          40,815
General expenses and taxes accrued                      8,432           6,471
Other liabilities                                       4,001          13,163
Liabilities related to separate account                 4,166           4,082
          Total liabilities                         2,166,233       2,083,555

Shareholders' Equity:
   Capital stock ($.01 par value; authorized
    100,000,000 shares; issued and outstanding,
    31,180,289 shares in 1999 and 31,731,214
    shares in 1998)                                       312             318
   Additional paid-in-capital                               0           1,268
   Accumulated other comprehensive income              47,696          69,037
   Retained earnings                                  451,926         452,621

    Total Shareholders' Equity                        499,934         523,244

    TOTAL LIABILITIES AND SHAREHOLDERS
       EQUITY                                      $2,666,167      $2,606,799

The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



                    PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except share data)

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                     (UNAUDITED)

                                                  1999              1998


REVENUES:
 Insurance Revenues:
    Premiums                                 $       352        $       170
    Annuity considerations                         8,818              7,668
    Universal life and investment
     type policy fee income                          493                721
 Net investment income                            50,989             52,422
 Realized investment gains                         2,480              2,006
 Other income                                        804              1,807

         TOTAL REVENUES                           63,936             64,794

BENEFITS AND EXPENSES:
 Death and other life insurance benefits           1,783              1,908
 Annuity benefits                                 10,204             10,315
 Interest credited to policyholders'
     account balances                             19,113             18,900
 Interest expense on notes payable                 2,381              1,604
 Other interest and other charges                     77                 74
 Increase in liability for future
     policy benefits                               8,080              6,219
 Commissions to agents, net                          860              1,257
 General expenses and taxes                        3,901              4,340
 Change in deferred policy acquisition
     costs                                           377               (260)

         TOTAL BENEFITS AND EXPENSES              46,776             44,357

Income before income taxes                        17,160             20,437

Provision (benefit) for income taxes
 Current                                           6,405              7,402
 Deferred                                           (307)              (637)
                                                   6,098              6,765
Income before extraordinary item                  11,062             13,672

Extraordinary item - loss on retirement of
debt, net of tax benefit of $276.5                  (514)                 0

NET INCOME                                   $    10,548        $    13,672

Earnings per common share before
extraordinary item                                   .35                .42

Extraordinary item                                  (.02)                 0

Earnings per common share                    $       .33        $       .42

Weighted average number of shares
outstanding during the period                 31,478,121         32,491,158

The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                          Accumulated
                                Additional                Other
                     Capital    Paid-in-     Retained     Comprehensive
                     Stock      Capital      Earnings     Income         Total


Balance at
January 1, 1998      $326       $18,274     $412,514      $71,540      $502,654

Comprehensive Income:

Net income                                    13,672                     13,672

Net Unrealized
Investment Gains                                            6,420         6,420

Comprehensive Income                                                     20,092

Purchase and
Retirement
of Stock               (3)       (5,943)                                 (5,946)

Dividends Paid to
Shareholders ($.06
per share)                                    (1,947)                    (1,947)

Balance at
March 31, 1998       $323       $12,331     $424,239      $77,960      $514,853


Balance at
January 1, 1999      $318       $ 1,268     $452,621      $69,037      $523,244

Comprehensive Income:

Net income                                    10,548                     10,548

Net Unrealized
Investment
Losses                                                    (21,341)      (21,341)

Comprehensive Loss                                                      (10,793)

Purchase and
Retirement
of Stock               (6)       (1,268)      (8,882)                   (10,156)

Dividends Paid to
Shareholders ($.075
per share)                                    (2,361)                    (2,361)

Balance at
March 31, 1999       $312       $     0     $451,926      $47,696      $499,934


The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.



               PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                           (UNAUDITED)

                                                          1999       1998


OPERATING ACTIVITIES:
   Net income                                          $ 10,548      $ 13,672
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Benefit for deferred income taxes                   (307)         (637)
       Depreciation and amortization                        120           110
       Net accrual of discount on fixed maturities       (1,988)       (2,507)
       Realized investment gains                         (2,480)       (2,006)
   Changes in:
       Accrued investment income                         (8,359)       (5,069)
       Deferred policy acquisition costs                    377          (260)
       Federal income tax recoverable                     4,740             0
       Liability for future policy benefits               8,321         6,430
       Other items                                       (5,082)        9,092

         Net Cash Provided By Operating Activities        5,890        18,825
INVESTING ACTIVITIES:
   Fixed Maturities:
    Available for Sale:
       Acquisitions                                    (166,875)      (73,485)
       Maturities, calls and repayments                  58,462        56,340
       Sales                                             37,271             0
   Common Stocks:
       Acquisitions                                      (3,192)       (4,362)
       Sales                                              6,821         6,180
   Decrease (Increase) in short term
    investments and policy loans                        (31,024)        3,820
   Other Invested Assets:
    Additions to other invested assets                  (10,499)      (27,329)
    Distributions from other invested assets              2,430         5,123
   Purchase of property and equipment                       (65)           (8)
   Mortgage loan on real estate                             220           202
   Amount due from security transactions                 20,170             0

         Net Cash Used In Investing Activities          (86,281)      (33,519)

FINANCING ACTIVITIES:
   Proceeds from Dollar Repurchase Agreements           586,488       603,380
   Repayment of Dollar Repurchase Agreements           (516,476)     (602,170)
   Repayment of Reverse Repurchase Agreements           (24,402)            0
   Proceeds from (repayment of) line of credit          (13,000)        3,000
   Proceeds from (repayment of) Senior Note              50,000             0
   Repurchase of Common Stock                           (10,156)       (5,946)
   Increase in policyholders' account balances            5,069         8,979
   Deposits on policies to be issued                      3,822           757
   Dividends paid to shareholders                        (2,361)       (1,947)

         Net Cash Provided By Financing Activities       78,984         6,053

   Decrease in Cash and Cash
    Equivalents                                          (1,407)       (8,641)

Cash and Cash Equivalents at Beginning of Period          1,407        13,480

Cash and Cash Equivalents at End of Period             $      0      $  4,839

Supplemental Cash Flow Disclosure:

   Income Taxes Paid                                   $     63      $  4,356

   Interest Paid                                       $  1,528      $    164

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.


           PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A.  Business

       Presidential Life Corporation ("the Company"), through its wholly-owned subsidiary, Presidential Life Insurance Company ("Insurance Company"), is engaged in the sale of life insurance and annuities.

   B.  Basis of Presentation and Principles of Consolidation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1998.

   C.  Investments

       Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs of approximately $9.1 million and $13.4 million, and deferred Federal income taxes of approximately $22.8 million and $38.5 million, at March 31, 1999 and December 31, 1998, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

       "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of March 31, 1999 and December 31, 1998. As of March 31, 1999, the Company was committed to contribute, if called upon, an aggregate of approximately $61.2 million of additional capital to certain of these limited partnerships.

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

2.  INVESTMENTS

    Investments in U.S. Government & Government Agencies with an aggregate carrying value of $413,897,000 represents investments owned in any one issuer that aggregate 10% or more of Shareholders' Equity at March 31, 1999.

    Securities with a carrying value of approximately $5.5 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3.  NOTES PAYABLE

    Notes payable at March 31, 1999 consist of $100 million, 7 7/8% Senior Notes ("Senior Notes") due February 15, 2009. Interest is payable February 15 and August 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of March 31, 1999, such unamortized costs were $8.87 million. The total principal is due on February 15, 2009.

   Notes payable at December 31, 1998 consist of $50 million, 9 1/2%
Senior Notes, ("9 1/2% Senior Notes") due December 15, 2000. The Company repaid the 9 1/2% Senior Notes during March 1999 which resulted in a one-time extraordinary charge to the Company's net income of $514 thousand, after taxes.

    The Company has one line of credit in the amount of $25,000,000 and provides for interest on borrowings based on market indices. At March 31, 1999 the Company had $10,000,000 outstanding under the line of credit.

4.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

    The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the three months ended March 31, 1999 reflect the reduction in the deferred tax asset as of March 31, 1999. The Company's effective tax rate for the three months ended March 31, 1999 and 1998 was 35.5% and 33.1%, respectively.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Presidential Life Corporation
Nyack, New York 10960

We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of March 31, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
New York, New York

May 7, 1999

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

    The Insurance Company is rated "A- (Excellent)" by A.M. Best.

    Results of Operations

    Comparison of three months ended March 31, 1999 compared to three months ended March 31, 1998.

    Revenues

    Annuity Considerations and Life Insurance Premiums

    Total annuity considerations and life insurance premiums increased to approximately $9.2 million for the three months ended March 31, 1999 from approximately $7.8 million for the three months ended March 31, 1998, an increase of approximately $1.3 million. Of this amount, annuity considerations increased to approximately $8.8 million for the three months ended March 31, 1999 from approximately $7.7 million for the three months ended March 31, 1998, an increase of approximately $1.2 million. In accordance with generally accepted accounting principles, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $24.0 million and approximately $33.1 million during the three months ended March 31, 1999 and March 31, 1998, respectively. Management believes the successful expansion of our Marketing Department will continue to generate new sales. Beginning in 1996, the Company added regional sales directors in various states. These regional sales directors have added new general agents which have generated sales.

    Policy Fee Income

    Universal life and investment type policy fee income was approximately $493 thousand for the three months ended March 31, 1999, as compared to approximately $721 thousand for the three months ended March 31, 1998. This represents approximately a $228 thousand decrease.

    Net Investment Income

    Net investment income totaled approximately $50.99 million during the first three months of 1999, as compared to approximately $52.4 million during the first three months of 1998. This represents a decrease of approximately $1.4 million. Investment income from "other invested assets" totaled approximately $8.57 million during the first three months of 1999, as compared to approximately $13.82 million during the first three months of 1998. The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended March 31, 1999 and March 31, 1998 was approximately 8.97% and 9.4%, respectively.

    Realized Investment Gains and Losses

    Realized investment gains amounted to approximately $2.5 million during the first three months of 1999, as compared to approximately $2.0 million during the first three months of 1998. Realized investment gains were partially offset by realized investment losses of approximately $2.2 million and $299.1 thousand for the three months ended March 31, 1999 and March 31, 1998, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. Realized investment gains result from sales of certain equities and convertible securities, and calls and sales of securities in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

    Total Benefits and Expenses

    Total benefits and expenses for the three months ended March 31, 1999 aggregated approximately $46.8 million, as compared to approximately $44.4 million for the three months ended March 31, 1998. This represents an increase of $2.4 million from the first quarter of 1998.

    Interest Credited and Benefits to Policyholders

    Interest credited and other benefits to policyholders amounted to approximately $39.3 million for the three months ended March 31, 1999, as compared to approximately $37.4 million for the three months ended March 31, 1998. The increase is attributable to a higher level of policyholder account balances.

    The Insurance Company's average credited rate for reserves and account balances for the three months ended March 31, 1999 and 1998 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

    Interest Expense on Notes Payable

    The interest expense on the Company's notes payable amounted to approximately $2.4 million for the three months ended March 31, 1999, and approximately $1.6 million for the three months ended March 31, 1998. The increase in interest expense in the first quarter of 1999 is attributable to the increase in the Company's senior note payable.

    General Expenses, Taxes and Commissions

    General expenses, taxes and commissions to agents totaled approximately $4.8 million for the three months ended March 31, 1999, as compared to approximately $5.6 million for the three months ended March 31, 1998. This represents approximately a decrease of $836 thousand. The decrease principally is attributable to lower commissions and related expenses incurred in the first quarter of 1999 associated with the lower level of sales in 1999.

    Deferred Policy Acquisition Costs

    The change in Deferred Policy Acquisition Costs for the three months ended March 31, 1999 resulted in a charge of approximately $377 thousand, as compared to a credit of approximately $260 thousand for the three months ended March 31, 1998.

    Income Before Income Taxes

    For the reasons discussed above, income before income taxes amounted to approximately $17.2 million for the three months ended March 31, 1999, as compared to approximately $20.4 million for the three months ended March 31, 1998.

    Income Taxes

    Income tax expense was $6.1 million for the first three months of 1999 as compared to approximately $6.8 million for the first three months of 1998. This decrease is primarily attributable to lower income before income taxes partially offset by higher realized capital gains for the three months ended March 31, 1999.

    Net Income

    For the reasons discussed above, the Company had net income of approximately $10.55 million during the three months ended March 31, 1999 and net income of approximately $13.7 million during the three months ended March 31, 1998.

    Liquidity and Capital Resources

    The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company. During the first quarter of 1999, the Company's Board of Directors declared a quarterly cash dividend of $.075 per share payable on April 2, 1999. During the first quarter of 1999 the Company purchased and retired 551,000 shares of common stock.

    The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance
Company is subject to restrictions on the payment of dividends under New York law. New York law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first quarter of 1999 and 1998, the Insurance Company did not pay dividends to the Company. During the fiscal year
1998, the Insurance Company paid dividends of $49.4 million to the Company.

    Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $5.9 million and $18.8 million during the three months ended March 31, 1999 and 1998, respectively. Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $86.3 million, and $33.5 million during the three months ended March 31, 1999 and 1998, respectively.

    For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company are also considered to be a financing activity. In addition, as previously discussed, the Company participates in dollar roll repurchase agreements which are considered to be a financing activity. Net cash provided by the Company's financing activities amounted to approximately $78.98 million, and $6.1 million during the three months ended March 31, 1999 and 1998, respectively. This fluctuation primarily is attributable to the new Senior Note, higher policyholder account balances, and the increase in dollar roll repurchase agreements outstanding, partially offset by a decrease in borrowings under the company's line of credit at March 31, 1999.

    The Company currently has one bank line of credit for $25 million of which $10 million is used at March 31, 1999.

    During the first quarter of 1999, the Company sold $100 million of its 7 7/8% Senior Notes due 2009. The net proceeds were used to retire all of the outstanding $50 million, 9 1/2% Senior Notes.

    The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company. In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase all of the outstanding principal amount of such notes. The Company believes that it is in compliance with all of the covenants.

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

    To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 9.7% and 8.7% as of March 31, 1999, and December 31, 1998, respectively). The weighted average duration of the Company's debt portfolio was approximately five years as of March 31, 1999. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

    The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of March 31, 1999 and December 31, 1998, approximately 7.7% and 7.3%, respectively of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

    The Company maintains a portfolio which includes below investment grade fixed maturity debt securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of March 31, 1999 and December 31, 1998, the carrying value of these securities was approximately $221.98 million and $200.7 million, respectively (representing approximately 8.3% and 7.7% of the Company's total assets and 44.4% and 38.4%, respectively of shareholders' equity).

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

    As of March 31, 1999, approximately 9.84% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $61.2 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

    As previously discussed, the Company participates in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $218.7 million and $148.7 million at March 31, 1999 and December 31, 1998, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

    Purchased hardware will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. Based on Management's best estimates, the total cost to the Company of both migrating to a local area network, replacing software and Year 2000 compliance activities is not expected to exceed $4.0 million. Since 1994, the Company has incurred approximately $3.29 million in connection with migrating to a local area network, replacing software and Year 2000 compliance. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.

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

                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 10, 1999, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    a)  Exhibits

       None

    b)  Reports on Form 8-K

       During the quarter ended March 31, 1999, the Company filed two current reports on Form 8-K dated February 16, 1999 and February 18, 1999.

                   PRESIDENTIAL LIFE CORPORATION
                           MARCH 31, 1999

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Presidential Life Corporation
                                        (Registrant)

Date:  May 10, 1999              /s/ Herbert Kurz
                                 Herbert Kurz, President and Duly
                                 Authorized Officer of the Registrant


Date:  May 10, 1999              /s/ Michael V. Oporto
                                 Michael V. Oporto, Principal
                                 Accounting Officer of the Registrant