Form 10-Q
period 1999-06-30
PRESIDENTIAL LIFE CORP
filed 1999-08-10
CIK 80124

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

     There were 31,108,778 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on August 9, 1999.

                                      INDEX

Part I - Financial Information                                    Page No.

Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets June 30,
   1999 (Unaudited) and December 31, 1998. . . . . . . . . . . . . . .3

   Consolidated Statements of Income (Unaudited) - For
   the Six Months Ended June 30, 1999 and 1998 . . . . . . . . . . . .4

   Consolidated Statements of Income (Unaudited) - For
   the Three Months Ended June 30, 1999 and 1998 . . . . . . . . . . .5

   Consolidated Statements of Shareholders'
   Equity (Unaudited) - For the Six Months Ended
   June 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . .6

   Consolidated Statements of Cash Flows (Unaudited) - For
   the Six Months Ended June 30, 1999 and 1998 . . . . . . . . . . . .7

   Condensed Notes to (Unaudited) Consolidated Financial
   Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . 8-10

   Independent Accountants' Review Report. . . . . . . . . . . . . . 11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . .12-19

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

                                                    June 30,     December 31,
                                                     1999           1998
                                                  (UNAUDITED)


ASSETS:
Investments:
   Fixed maturities:
    Available for sale at market (Cost of
     $1,925,690 and $1,841,276, respectively)      $1,970,288     $1,951,454
   Common stocks (Cost of $21,986 and
     $24,715, respectively)                            28,176         34,240
   Mortgage Loans                                      16,595         17,038
   Real Estate                                            415            415
   Policy Loans                                        17,372         17,879
   Short-term investments                             249,429        227,890
   Other invested assets                              263,358        244,097
          Total investments                         2,545,633      2,493,013

Cash and cash equivalents                                 604          1,407
Accrued investment income                              26,160         24,309
Amounts due from security transactions                      0         20,170
Federal income tax recoverable                          5,326          4,740
Deferred policy acquisition costs                      49,561         40,283
Furniture and equipment, net                              674            693
Amounts due from reinsurers                             8,674          8,700
Other assets                                            8,994          9,402
Assets held in separate account                         4,065          4,082
          TOTAL ASSETS                             $2,649,691     $2,606,799

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
   Policyholders' account balances                 $1,328,493     $1,314,784
   Future policy benefits:
    Annuity                                           423,363        400,717
    Life and accident and health                       53,819         52,270
   Other policy liabilities                             4,044          3,261
          Total policy liabilities                  1,809,719      1,771,032
Dollar Repurchase Agreements                          214,998        148,651
Repurchase agreements                                       0         24,402
Note payable                                          100,000         50,000
Short-term note payable                                     0         23,000
Deposits on policies to be issued                       2,703          1,939
Deferred federal income taxes                          17,167         40,815
General expenses and taxes accrued                      9,241          6,471
Other liabilities                                       4,473         13,163
Liabilities related to separate account                 4,065          4,082
          Total liabilities                         2,162,366      2,083,555

Shareholders' Equity:
   Capital stock ($.01 par value, authorized
    100,000,000 shares, issued and outstanding
    31,108,628 shares in 1999 and 31,731,214
    shares in 1998)                                       311            318
   Additional paid in capital                               6          1,268
   Accumulated other comprehensive income              29,680         69,037
   Retained earnings                                  457,328        452,621

         Total Shareholders' Equity                   487,325        523,244

         TOTAL LIABILITIES AND SHAREHOLDERS
            EQUITY                                 $2,649,691     $2,606,799


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



              PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)

                                                     SIX MONTHS ENDED
                                                          JUNE 30
                                                        (UNAUDITED)

                                                   1999               1998


REVENUES:
   Insurance Revenues:
     Premiums                                 $     1,372        $     1,153
     Annuity considerations                        24,623             15,644
     Universal life and investment
        type policy fee income                      1,151              1,140
   Net investment income                          100,327            110,076
   Realized investment gains                          755              9,069
   Other income                                     2,700              2,357

           TOTAL REVENUES                         130,928            139,439

BENEFITS AND EXPENSES:
   Death and other life insurance benefits          3,823              3,566
   Annuity benefits                                20,680             20,735
   Interest credited to policyholders'
     account balances                              38,524             38,110
   Interest expense on notes payable                4,683              3,833
   Other interest and other charges                   304                142
   Increase in liability for future
     policy benefits                               23,111             12,572
   Commissions to agents, net                       2,415              2,337
   General expenses and taxes                       7,914              8,229
   Change in deferred policy
     acquisition costs                               (911)             1,097

           TOTAL BENEFITS AND EXPENSES            100,543             90,621

Income before income taxes                         30,385             48,818
Provision (benefit) for income taxes
   Current                                         12,296             19,475
   Deferred                                        (2,456)            (2,826)
                                                    9,840             16,649

Income before extraordinary item                   20,545             32,169

Extraordinary item - loss on retirement of
debt, net of income tax benefit of $276.5            (514)                 0

NET INCOME                                    $    20,031        $    32,169

Income per common share before
extraordinary item                                    .66               1.00

Extraordinary item                                   (.02)                 0

Income per common share                       $       .64        $      1.00

Weighted average number of shares
outstanding during the period                  31,307,120         32,297,875


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



              PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)

                                                    THREE MONTHS ENDED
                                                          JUNE 30
                                                        (UNAUDITED)

                                                   1999               1998


REVENUES:
   Insurance Revenues:
     Premiums                                 $     1,020        $       983
     Annuity considerations                        15,805              7,977
     Universal life and investment
        type policy fee income                        658                419
   Net investment income                           49,338             57,654
   Realized investment gains (losses)              (1,725)             7,063
   Other income                                     1,896                550

           TOTAL REVENUES                          66,992             74,646

BENEFITS AND EXPENSES:
   Death and other life insurance benefits          2,041              1,658
   Annuity benefits                                10,475             10,420
   Interest credited to policyholders'
     account balances                              19,410             19,210
   Interest expense on notes payable                2,302              2,229
   Other interest and other charges                   227                 68
   Increase in liability for future
     policy benefits                               15,031              6,353
   Commissions to agents, net                       1,555              1,081
   General expenses and taxes                       4,013              3,889
   Change in deferred policy acquisition costs     (1,288)             1,357

           TOTAL BENEFITS AND EXPENSES             53,766             46,265

Income before income taxes                         13,226             28,381

Provision (benefit) for income taxes
   Current                                          5,891             12,073
   Deferred                                        (2,149)            (2,189)
                                                    3,742              9,884

NET INCOME                                    $     9,484        $    18,497

Income per share                              $       .30        $       .58

Weighted average number of shares
outstanding during the period                  31,137,998         32,106,715


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                          Accumulated
                                Additional                Other
                     Capital    Paid-in-     Retained     Comprehensive
                     Stock      Capital      Earnings     Income         Total


Balance at
January 1, 1998      $   326    $ 18,274     $  412,514    $  71,540   $502,654

Comprehensive Income:

Net income                                       32,169                  32,169

Net Unrealized Investment
Gains                                                          5,242      5,242

Comprehensive Income                                                     37,411

Purchase and Retirement
of Stock                  (6)    (12,527)                               (12,533)

Dividends Paid to
Shareholders ($.135
per share)                                       (4,346)                 (4,346)

Balance at
June 30, 1998        $   320    $  5,747     $  440,337    $  76,782   $523,186

Balance at
January 1, 1999      $   318    $  1,268     $  452,621    $  69,037   $523,244

Comprehensive Income:

Net income                                       20,031                  20,031

Net Unrealized Investment
Losses                                                       (39,357)   (39,357)

Comprehensive Loss                                                      (19,326)

Purchase and Retirement
of Stock                  (7)     (1,268)       (10,183)                (11,458)

Issuance of shares under
Stock Option Plan                      6                                      6

Dividends Paid to
Shareholders ($.165
per share)                                       (5,141)                 (5,141)

Balance at
June 30, 1999        $   311    $      6     $  457,328    $  29,680   $487,325


The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.


                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                            (UNAUDITED)

                                                          1999         1998


OPERATING ACTIVITIES:
    Net income                                        $   20,031   $   32,169
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision (benefit) for deferred income taxes     (2,456)      (2,826)
        Depreciation and amortization                        391          944
        Net accrual of discount on fixed maturities       (3,648)      (5,045)
        Realized investment (gains)                         (755)      (9,069)
    Changes in:
        Accrued investment income                         (1,851)       8,380
        Deferred policy acquisition cost                    (911)       1,097
        Federal income tax recoverable                      (586)           0
        Liability for future policy benefits              24,195       12,886
        Other items                                       (4,989)       1,491

           Net Cash Provided by
             Operating Activities                         29,421       40,027

INVESTING ACTIVITIES:
    Fixed Maturities:
      Available for Sale:
        Acquisitions                                    (229,794)    (123,589)
        Sales                                             43,764        2,602
        Maturities, calls and repayments                 100,892      134,618
    Common Stocks:
        Acquisitions                                      (4,711)      (7,787)
        Sales                                             12,561       18,030
    Increase in short term investments
      and policy loans                                   (21,032)     (22,690)
    Other Invested Assets:
      Additions to other invested assets                 (31,474)     (68,701)
      Distributions from other invested assets            12,213       11,221
    Purchase of property and equipment                       (74)         (47)
    Mortgage loans on real estate                            443          405
    Amount due from security transaction                  20,170            0

           Net Cash Used in Investing Activities         (97,042)     (55,938)

FINANCING ACTIVITIES:
    Proceeds from Dollar Repurchase Agreements         1,238,930    1,228,447
    Repayment of Dollar Repurchase Agreements         (1,172,584)  (1,217,984)
    Repayment of Reverse Repurchase Agreements           (24,402)           0
    Increase in policyholders' account balances           13,709        7,040
    Repurchase of Common Stock                           (11,458)     (12,533)
    Proceeds from (repayment of) line of credit          (23,000)       3,000
    Proceeds from (repayment of) Senior Note              50,000            0
    Deposits on policies to be issued                        764       (1,193)
    Dividends paid to shareholders                        (5,141)      (4,346)

           Net Cash Provided by Financing Activities      66,818        2,431

    Decrease in Cash and Cash Equivalents                   (803)     (13,480)

Cash and Cash Equivalents at Beginning of Year             1,407       13,480

Cash and Cash Equivalents at End of Period            $      604   $        0

Supplemental Cash Flow Disclosure:

    Income Taxes Paid                                 $   12,606   $   19,099

    Interest Paid                                     $    1,725   $    2,900

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

   B.  Basis of Presentation and Principles of Consolidation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1998.

   C.  Investments

   Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs of approximately $5.1 million and $13.4 million, and deferred Federal income taxes of approximately $12.8 million and $38.5 million at June 30, 1999 and December 31, 1998, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

   "Other invested assets" are recorded at the lower of cost or market, or equity, as appropriate, and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. Limited partnership interests usually are not registered and typically are illiquid. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the period. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of June 30, 1999 and December 31, 1998. As of June 30, 1999, the Company was committed to contribute, if called upon, an aggregate of approximately $76.8 million of additional capital to certain of these limited partnerships.

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

   D.  Federal Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires an asset and liability method in recording income taxes on all transactions that have been recognized in the financial statements. SFAS 109 provides that deferred income taxes be adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized.

   E.  Earnings Per Common Share

   Basic EPS is computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The weighted average number of common shares used to compute diluted EPS for the three months ended June 30, 1999 and 1998 was 31,161,215 and 32,106,715, respectively. The weighted average number of common shares used to compute diluted EPS for the six months ended June 30, 1999 and 1998 was 31,328,794 and 32,297,875, respectively. The dilution from the potential exercise of stock options outstanding did not change basic EPS.

   F.  New Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities" (SFAS 133).   SFAS 133 establishes accounting and reporting
standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It also establishes specific conditions that must be met in order for a derivative to be recognized as a hedge of certain exposures. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which amends SFAS 133 by deferring the effective date for fiscal years beginning after June 15, 2000. The Company has not yet completed its analysis to determine the impact of this statement on the Company's financial statements.

2.  INVESTMENTS

    There were no investments in any one issuer that aggregate 10% or more of Shareholders' Equity as of June 30, 1999.

    Securities with a carrying value of approximately $5.3 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3.  NOTES PAYABLE

    Notes payable at June 30, 1999 consist of $100 million, 7 7/8% Senior Notes ("Senior Notes") due February 15, 2009. Interest is payable February 15 and August 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of June 30, 1999, such unamortized costs were $8.7 million. The total principal is due on February 15, 2009.

    Notes payable at December 31, 1998 consisted of $50 million, 9 1/2% Senior Notes, ("9 1/2% Senior Notes") due December 15, 2000. The
Company repaid the 9 1/2% Senior Notes during March 1999 which resulted in an extraordinary charge to the Company's net income of $514 thousand, after income taxes.

    The Company has one bank line of credit in the amount of $25,000,000 and provides for interest on borrowings based on market indices. At June 30, 1999 the Company had no borrowings outstanding under the line of credit.

4.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

    The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the six months ended June 30, 1999 reflect the reduction in the deferred income tax asset as of June 30, 1999. The Company's effective tax rates for the six months ended June 30, 1999 and 1998 were 32.4% and 34.1%, respectively.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Presidential Life Corporation
Nyack, New York 10960

We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of June 30, 1999, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998 and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

July 29, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   General

   The Company operates in a single business segment with two primary lines of business--individual annuities and individual life insurance. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as single premium deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances. With respect to products that are accounted for as policyholder account balances, revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from the policyholder's account balance. The Company's operating earnings are derived primarily from these revenues, plus the Company's investment results, including realized investment gains (losses), less interest credited, benefits to policyholders and expenses.

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

   The Insurance Company is rated "A- (Excellent)" by A.M. Best.

   Results of Operations

   Comparison of Six Months Ended June 30, 1999 to Six Months Ended
June 30, 1998.

   Revenues

   Annuity Considerations and Life Insurance Premiums

   Total annuity considerations and life insurance premiums increased to approximately $26.0 million for the six months ended June 30, 1999 from approximately $16.8 million for the six months ended June 30, 1998. Of this amount, annuity considerations increased to approximately $24.6 million for the six months ended June 30, 1999 from approximately $15.6 million for the six months ended June 30, 1998. In accordance with generally accepted accounting principles, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $66.0 million for the six months ended June 30, 1999 compared to $61.5 million for the six months ended June 30, 1998. Management believes the increase in annuity considerations is due to the successful expansion of our Marketing Department. Beginning in 1996, the Company added regional sales directors in various states. These regional sales directors have added new general agents which have generated sales.

   Policy Fee Income

   Universal life and investment type policy fee income was approximately $1,151 thousand for the six months ended June 30, 1999, as compared to approximately $1,140 thousand for the six months ended June 30, 1998. Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

   Net Investment Income

   Net investment income totaled approximately $100.3 million for the six months ended June 30, 1999, as compared to approximately $110.1 million for the six months ended June 30, 1998. This represents a decrease of approximately 8.9%. Investment income from "other invested assets" totaled approximately $12.5 million during the first six months of 1999, as compared to $30.1 million during the first six months of 1998. The Company's ratio of net investment income to average cash and invested assets less net investment income for the six months ended June 30, 1999 and June 30, 1998 were 8.87% and 9.32%, respectively.

   Realized Investment Gains and Losses

   Realized investment gains amounted to approximately $800 thousand during the six months ended June 30, 1999, as compared to approximately $9.1 million during the six months ended June 30, 1998. Realized investment gains were partially offset by realized investment losses of approximately $8.9 million and $1.7 million for the six months ended June 30, 1999 and 1998, respectively attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. Realized investment gains result from sales of certain equities and convertible securities, and calls and sales of securities in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

   Total Benefits and Expenses

   Total benefits and expenses for the six months ended June 30, 1999 aggregated approximately $100.5 million, as compared to approximately $90.6 million for the six months ended June 30, 1998, an increase of approximately 10.9%. The reasons for this increase are discussed under the respective components below.

   Interest Credited and Benefits to Policyholders

   Interest credited and benefits to policyholders aggregated approximately $86.4 million for the six months ended June 30, 1999, as compared to approximately $75.1 million for the six months ended June 30, 1998. The increase is primarily attributable to the increase in the liability for future policy benefits during the six months ended June 30, 1999 as a result of the increase in annuity considerations received during the period.

   The Insurance Company's average credited rate for future policy benefits and account balances for the six months ended June 30, 1999 and 1998 were less than the Company's ratio of net investment income to mean invested assets for the same periods as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for future policy benefits and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

   Interest Expense on Notes Payable

   The interest expense on the Company's notes payable was approximately $4.7 million for the six months ended June 30, 1999, as compared to approximately $3.8 million for the six months ended June 30, 1998. The increase is attributable to the increase in the Company's senior note payable.

   General Expenses, Taxes and Commissions

   General expenses, taxes and commissions to agents aggregated approximately $10.3 million for the six months ended June 30, 1999 as compared to approximately $10.6 million for the six months ended June 30, 1998. The decrease principally is attributable to lower general expenses in the first six months of 1999 partially offset by higher commissions and selling expenses incurred in the first six months of 1999 associated with the higher level of sales in the first six months of 1999.

   Deferred Policy Acquisition Costs

   Deferred Policy Acquisition Costs for the six months ended June 30, 1999 resulted in a benefit of $911 thousand, as compared to a charge of approximately $1.1 million for the six months ended June 30, 1998. This change is primarily attributable to an increase in the costs associated with new product sales (such as commissions) which have been deferred and will be amortized in proportion to the recognition of earned revenue.

   Income Before Income Taxes

   For the reasons discussed above, income before income taxes amounted to approximately $30.4 million for the six months ended June 30, 1999, as compared to approximately $48.8 million for the six months ended June 30, 1998.

   Income Taxes

   Income tax expense was $9.8 million for the six months ended June 30, 1999 as compared to approximately $16.6 million for the six months ended June 30, 1998. The decrease is primarily attributable to higher income from operations and realized capital gains for the six months ended June 30, 1998.

   Net Income

   For the reasons discussed above, the Company had net income of approximately $20.0 million during the six months ended June 30, 1999, as compared to net income of approximately $32.2 million during the six months ended June 30, 1998.

   Liquidity and Capital Resources

   The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on its investments (exclusive of those held by the Insurance Company) and rent from its real estate. During the second quarter of 1999, the Company's Board of Directors declared a quarterly cash dividend of $.09 per share payable on July 1, 1999. During the second quarter of 1999 the Company purchased and retired 72,500 shares of common stock. For the six months ended June 30, 1999, the Company has purchased and retired 623,500 shares of common stock. The Company is authorized to purchase an additional 712,000 shares of common stock.

   The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York State law. New York State law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first six months of 1999, the Insurance Company paid dividends to the Company of $28.47 million. During the fiscal year 1998, the Insurance Company paid dividends of $49.4 million to the Company.

   Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies (including withdrawals and surrender payments), operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $29.4 million and $40.0 million during the six months ended June 30, 1999 and 1998, respectively. Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(97.0) million and $(55.9) million during the six months ended June 30, 1999 and 1998, respectively.

   For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company also are considered to be a financing activity. Net cash provided by the Company's financing activities amounted to approximately $66.8 million and $2.4 million during the six months ended June 30, 1999 and 1998, respectively. This fluctuation primarily is attributable to the new Senior Note, higher policyholder account balances and the increased activity in dollar roll repurchase agreements outstanding, partially offset by the repurchase of common stock and repayment of amounts outstanding under the bank line of credit during the six months ended June 30, 1999.

   The Company currently has one bank line of credit for $25 million of which no amounts were used at June 30, 1999.

   During the first quarter of 1999, the Company sold $100 million of its 7 7/8% Senior Notes due 2009. The net proceeds were used to retire all of the outstanding $50 million, 9 1/2% Senior Notes and to repay the amounts outstanding on the bank line of credit.

   The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company. In the event the Company violates such covenants as defined in the indenture, the Company my be obligated to offer to repurchase all of the outstanding principal amount of such notes. The Company believes that it is in compliance with all of the covenants.

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

   To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 9.4% and 8.7% as of June 30, 1999 and
December 31, 1998, respectively). The weighted average duration of the Company's investment portfolio was approximately 6 years as of June 30, 1999. The Company's fixed maturity investments are all classified as available for sale and include those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

   The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of June 30, 1999 and December 31, 1998, approximately 7.6% and 7.3%, respectively of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

   The Company maintains a portfolio which includes below investment grade debt securities which were purchased to achieve a more favorable investment yield all of which are classified as available for sale and reported at fair value. As of June 30, 1999 and December 31, 1998, the carrying value of these securities was approximately $197.5 million and $200.7 million, respectively, (representing approximately 7.5% and 7.7%, respectively, of the Company's total assets and 40.5% and 38.4% respectively, of shareholders' equity).

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

   As of June 30, 1999, approximately 10.3% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 1C to the Notes to Unaudited Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $76.8 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. The Company may make selective investments in additional limited partnerships as opportunities arise. Pursuant to NYSDI regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. Interests held by the Company in limited partnerships usually are not registered with the Commission and typically are illiquid. In addition, there can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

   As previously discussed, during the first and second quarters of fiscal 1999 and in fiscal 1998, the Company participated in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $215.0 million and $148.7 at June 30, 1999 and December 31, 1998, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

   Interest rate changes also may have temporary effects on the sale and profitability of the universal life and annuity products offered by the Company. For example, if interest rates rise, competing investments (such as annuity or life insurance products offered by the Company's competitors, certificates of deposit, mutual funds and similar instruments) may become more attractive to potential purchasers of the Company's products until the Company increases the rates credited to holders of its universal life and annuity products. In contrast, as interest rates fall, the Company attempts to lower its credited rates to compensate for the corresponding decline in its net investment income. As a result, changes in interest rates could materially adversely effect the financial condition and results of operations of the Company depending on the attractiveness of alternative investments available to the Company's customers. In that regard, in the current interest rate environment, the Company has attempted to maintain its credited rates at competitive levels which are designed to discourage surrenders and which may be considered attractive to purchasers of new annuity products. In addition, because the level of prevailing interest rates impacts the Company as well as its competition, management does not believe that the current interest rate environment has materially affected the Company's competitive position vis a vis other life insurance companies that emphasize the sale of annuity products. Notwithstanding the foregoing, if interest rates decline, there can be no assurance that this segment of the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales and thereby be materially adversely affected.

   Recent Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities" (SFAS 133).   SFAS 133 establishes accounting and reporting
standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It also establishes specific conditions that must be met in order for a derivative to be recognized as a hedge of certain exposures. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which amends SFAS 133 by deferring the effective date for fiscal years beginning after June 15, 2000. The Company has not yet completed its analysis to determine the impact of this statement on the Company's financial statements.

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

   The Company's contingency plans are structured to address both remediation of those systems not yet compliant and their components and overall business operating risk. These plans are intended to mitigate both internal risk as well as potential risks relative to a significant exposure identified relative to the dependencies on third-party systems.

   Purchased hardware will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. Based on Management's best estimates, the total cost to the Company of both migrating to a local area network, replacing software and Year 2000 compliance activities is not expected to exceed $4.5 million. Since 1994, the Company has incurred approximately $3.81 million in connection with migrating to a local area network, replacing software and Year 2000 compliance. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.

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

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 9, 1999, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.


Item 2.  Changes in Securities

        None

Item 3.  Defaults Upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

        None

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

        a)  Exhibits

             None

        b)  Reports on Form 8-K

             During the quarter ended June 30, 1999, the Company did not file a current report on Form 8-K.

                 PRESIDENTIAL LIFE CORPORATION
                         JUNE 30, 1999

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Presidential Life Corporation
                                        (Registrant)

Date:  August 9, 1999            /s/ Herbert Kurz
                                 Herbert Kurz, President and Duly
                                 Authorized Officer of the Registrant

Date:  August 9, 1999            /s/ Michael V. Oporto
                                 Michael V. Oporto, Principal
                                 Accounting Officer of the Registrant