Form 10-Q
period 1999-09-30
PRESIDENTIAL LIFE CORP
filed 1999-11-12
CIK 80124

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

     There were 30,856,091 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on November 11, 1999.

                                      INDEX

Part I - Financial Information                                       Page No.

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets - September 30,
     1999 (Unaudited) and December 31, 1998........................      3

     Consolidated Statements of Income (Unaudited) - For
     the Nine Months Ended September 30, 1999 and 1998.............      4

     Consolidated Statements of Income (Unaudited) - For
     the Three Months Ended September 30, 1999 and 1998............      5

     Consolidated Statements of Shareholders'
     Equity (Unaudited) - For the Nine Months Ended
     September 30, 1999 and 1998...................................      6

     Consolidated Statements of Cash Flows (Unaudited) - For
     the Nine Months Ended September 30, 1999 and 1998.............      7

     Condensed Notes to (Unaudited) Consolidated Financial
     Statements....................................................   8-10

     Independent Accountants' Review Report........................    11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............  12-19


Part II - Other Information.........................................     20

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

                                                September 30,   December 31,
                                                   1999            1998
                                                (Unaudited)


ASSETS:
Investments:
   Fixed maturities:
    Available for sale at market (Cost of
      $1,965,500 and $1,841,276, respectively)    $1,978,466     $1,951,454
   Common stocks (Cost of $24,510 and
      $24,715, respectively)                          29,666         34,240
   Mortgage Loans                                     16,368         17,038
   Real Estate                                           415            415
   Policy Loans                                       17,225         17,879
   Short-term investments                            238,508        227,890
   Other invested assets                             261,587        244,097
    Total investments                              2,542,235      2,493,013

Cash and cash equivalents                                  0          1,407
Accrued investment income                             28,276         24,309
Amounts due from security transactions                     0         20,170
Federal income tax recoverable                         5,269          4,740
Deferred policy acquisition costs                     54,505         40,283
Furniture and equipment, net                             707            693
Amounts due from reinsurers                            9,339          8,700
Other assets                                           8,729          9,402
Assets held in separate account                        3,846          4,082
    TOTAL ASSETS                                  $2,652,906     $2,606,799

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
   Policyholders' account balances                $1,342,939     $1,314,784
   Future policy benefits:
    Annuity                                          434,497        400,717
    Life and accident and health                      54,070         52,270
   Other policy liabilities                            5,099          3,261
    Total policy liabilities                       1,836,605      1,771,032
Dollar Repurchase Agreements                         213,198        148,651
Repurchase agreements                                      0         24,402
Notes payable                                        100,000         50,000
Short-term note payable                                    0         23,000
Deposits on policies to be issued                      6,821          1,939
Deferred federal income taxes                          5,083         40,815
General expenses and taxes accrued                     7,078          6,471
Other liabilities                                      4,619         13,163
Liabilities related to separate account                3,846          4,082
    Total liabilities                              2,177,250      2,083,555

Shareholders' Equity:
   Capital stock ($.01 par value, authorized
    100,000,000 shares, issued and outstanding
    30,947,091 shares in 1999 and 31,731,214
    shares in 1998)                                      309            318
   Additional paid in capital                              0          1,268
   Accumulated other comprehensive income             11,009         69,037
   Retained earnings                                 464,338        452,621

    Total Shareholders' Equity                       475,656        523,244

    TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                        $2,652,906     $2,606,799

The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



              PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)

                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30
                                                     (UNAUDITED)

                                                1999              1998


REVENUES:
 Insurance revenues:
   Premiums                                $     2,362       $     2,076
   Annuity considerations                       38,215            19,965
   Universal life and investment
     type policy fee income                      1,823             1,695
 Net investment income                         150,425           145,792
 Realized investment gains                       1,506            14,087
 Other income                                    3,930             2,916

        TOTAL REVENUES                         198,261           186,531

BENEFITS AND EXPENSES:
 Death and other life insurance benefits         5,717             5,574
 Annuity benefits                               31,822            30,930
 Interest credited to policyholders'
   account balances                             58,361            57,183
 Interest expense on notes payable               6,727             5,546
 Other interest and other charges                  413               207
 Change in liability for future
   policy benefits                              34,251            15,533
 Commissions to agents, net                      3,985             3,499
 General expenses and taxes                     11,710            10,514
 Change in deferred policy
   acquisition costs                            (1,899)              805

        TOTAL BENEFITS AND EXPENSES            151,087           129,791

Income before income taxes                      47,174            56,740

Provision (benefit) for income taxes
   Current                                      18,420            20,987
   Deferred                                     (4,486)           (2,928)
        TOTAL PROVISION FOR INCOME TAXES        13,934            18,059

Income before extraordinary item                33,240            38,681

Extraordinary item - loss on retirement of
debt, net of income tax benefit of $276.5         (514)                0

NET INCOME                                 $    32,726       $    38,681

Income per common share before
extraordinary item                         $      1.06       $      1.20

Extraordinary item                                (.02)                0

Income per common share                    $      1.04       $      1.20

Weighted average number of shares
outstanding during the period               31,228,088        32,179,413


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



              PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)


                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30
                                                     (UNAUDITED)

                                                 1999               1998


REVENUES:
 Insurance revenues:
   Premiums                                  $       990       $       923
   Annuity considerations                         13,593             4,320
   Universal life and investment
     type policy fee income                          672               555
 Net investment income                            50,099            35,716
 Realized investment gains                           751             5,018
 Other income                                      1,230               560

        TOTAL REVENUES                            67,335            47,092

BENEFITS AND EXPENSES:
 Death and other life insurance benefits           1,894             2,008
 Annuity benefits                                 11,143            10,195
 Interest credited to policyholders'
   account balances                               19,837            19,073
 Interest expense on notes payable                 2,044             1,713
 Other interest and other charges                    109                65
 Change in liability for future
   policy benefits                                11,140             2,962
 Commissions to agents, net                        1,570             1,161
 General expenses and taxes                        3,796             2,284
 Change in deferred policy
   acquisition costs                                (987)             (292)

        TOTAL BENEFITS AND EXPENSES               50,546            39,169

Income before income taxes                        16,789             7,923

Provision (benefit) for income taxes
 Current                                           6,124             1,512
 Deferred                                         (2,030)             (101)
        TOTAL PROVISION FOR INCOME TAXES           4,094             1,411

NET INCOME                                   $    12,695       $     6,512

Income per share                             $       .41       $       .20

Weighted average number of shares
outstanding during the period                 31,072,601        31,946,352


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                          Accumulated
                                Additional                Other
                     Capital    Paid-in-     Retained     Comprehensive
                     Stock      Capital      Earnings     Income        Total


Balance at
January 1, 1998      $ 326      $18,274      $412,514     $71,540     $502,654

Comprehensive Income:

Net income                                     38,681                   38,681

Net Unrealized Investment
Losses                                                    (10,062)     (10,062)

Comprehensive Income                                                    28,619

Purchase and Retirement
of Stock                (7)     (13,971)                               (13,978)

Issuance of shares under
Stock Option Plan                    51                                     51

Dividends Paid to
Shareholders ($.21
per share)                                     (6,736)                  (6,736)

Balance at
September 30, 1998   $ 319      $ 4,354      $444,459     $61,478     $510,610


Balance at
January 1, 1999      $ 318      $ 1,268      $452,621     $69,037     $523,244

Comprehensive Income:

Net income                                     32,726                   32,726

Net Unrealized Investment
Losses                                                    (58,028)     (58,028)

Comprehensive Loss                                                     (25,302)

Purchase and Retirement
of Stock                (9)      (1,281)      (13,072)                 (14,362)

Issuance of shares under
Stock Option Plan                    13                                     13

Dividends Paid to
Shareholders ($.255
per share)                                     (7,937)                  (7,937)

Balance at
September 30, 1999   $ 309     $      0      $464,338     $11,009     $475,656


The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.



                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                           (UNAUDITED)

                                                        1999         1998


OPERATING ACTIVITIES:
    Net income                                      $   32,726    $   38,681
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Benefit for deferred income taxes               (4,486)       (2,928)
        Depreciation and amortization                      660           983
        Net accrual of discount on fixed maturities     (6,188)       (7,002)
        Realized investment gains                       (1,506)      (14,087)
    Changes in:
        Accrued investment income                       (3,967)        2,040
        Deferred policy acquisition costs               (1,899)          805
        Federal income tax payable                        (529)      (10,726)
        Liabilities for future policy benefits          35,580        15,892
        Other items                                     (6,581)        1,980

          Net Cash Provided by
            Operating Activities                        43,810        25,638

INVESTING ACTIVITIES:
    Fixed Maturities:
      Available For Sale:
        Acquisitions                                  (301,652)     (221,865)
        Sales                                           43,764         2,602
        Maturities, calls and repayments               132,856       271,131
    Common Stocks:
      Acquisitions                                      (7,262)      (10,405)
      Sales                                             15,960        28,301
    Change in short term investments
        and policy loans                                (9,963)       56,767
    Other Invested Assets:
      Additions to other invested assets               (40,304)      (86,131)
      Distributions from other invested assets          22,814        31,294
    Purchase of property and equipment                    (153)         (203)
    Mortgage loans on real estate                          670           613
    Amounts due from security transaction               20,170             0

        Net Cash Provided by (Used in)
          Investing Activities                        (123,100)       72,104

FINANCING ACTIVITIES:
    Proceeds from Dollar Repurchase Agreements       1,882,559     1,669,076
    Repayment of Dollar Repurchase Agreements       (1,818,012)   (1,775,077)
    Repayment of Reverse Repurchase Agreements         (24,402)            0
    Increase in policyholders' account balances         28,155        13,077
    Proceeds from (repayment of) line of credit        (23,000)        3,000
    Proceeds from (repayment of) Senior Notes           50,000             0
    Repurchase of Common Stock                         (14,362)      (13,978)
    Deposits on policies to be issued                    4,882           229
    Dividends paid to shareholders                      (7,937)       (6,736)

        Net Cash Provided by (Used in)
          Financing Activities                          77,883      (110,409)

Decrease in Cash and Cash Equivalents                   (1,407)      (12,667)

Cash and Cash Equivalents at Beginning of Period         1,407        13,480

Cash and Cash Equivalents at End of Period          $        0    $      813

Supplemental Cash Flow Disclosure:

    Income Taxes Paid                               $   18,673    $   32,166

    Interest Paid                                   $    5,514    $    3,311

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

     B.  Basis of Presentation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1998.

     C.  Investments

     Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs of approximately $1.2 million and $13.4 million, and deferred Federal income taxes of approximately $3.0 million and $38.5 million at September 30, 1999 and December 31, 1998, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

     "Other invested assets" are recorded at the lower of cost or market, or equity, as appropriate, and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, hedge funds, acquisitions of private growth companies, debt restructuring and merchant banking. Limited partnership interests usually are not registered and typically are illiquid. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities, hedges and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the period. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of September 30, 1999 and December 31, 1998. As of September 30, 1999, the Company was committed to contribute, if called upon, an aggregate of approximately $76.4 million of additional capital to certain of these limited partnerships.

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

     E.  Earnings Per Common Share ("EPS")

     Basic EPS is computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The weighted average number of common shares used to compute diluted EPS for the three months ended September 30, 1999 and 1998 was 31,092,494 and 31,946,352, respectively. The weighted average number of common shares used to compute diluted EPS for the nine months ended September 30, 1999 and 1998 was 31,248,811 and 32,179,413, respectively. The dilution from the potential exercise of stock options outstanding did not change basic EPS.

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

3.  NOTES PAYABLE

     Notes payable at September 30, 1999 consist of $100 million, 7 7/8% Senior Notes ("Senior Notes") due February 15, 2009. Interest is payable February 15 and August 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of September 30, 1999, unamortized costs were $8.4 million. The total principal is due on February 15, 2009.

     Notes payable at December 31, 1998 consisted of $50 million, 9 1/2% Senior Notes, ("9 1/2% Senior Notes") due December 15, 2000. The
Company repaid the 9 1/2% Senior Notes during March 1999 which resulted in an extraordinary charge to the Company's net income of $514 thousand, after income taxes.

     The Company has one bank line of credit in the amount of $25 million and provides for interest on borrowings based on market indices. At September 30, 1999 the Company had no borrowings outstanding under the line of credit.

4.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

     The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the nine months ended September 30, 1999 reflect the reduction in the deferred tax asset as of September 30, 1999. The Company's effective tax rates for the nine months ended September 30, 1999 and 1998 were 29.5% and 31.8%, respectively.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
Presidential Life Corporation
Nyack, New York 10960



We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of September 30, 1999, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998 and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

October 27, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General

     The Company operates in a single business segment with two primary lines of business individual annuities and individual life insurance. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company currently emphasizes the sale of a variety of single premium and flexible premium annuity products (including those written in connection with funding agreements for certain state lotteries, group annuities and other structured settlements), as well as annual and single premium life insurance products. Each of these products is designed to meet the needs of increasingly sophisticated consumers for supplemental retirement income, estate planning and financial protection in the event of unexpected death. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as single premium deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances. With respect to products that are accounted for as policyholder account balances, revenues are recognized over time in the form of policy fee income, surrender charges and mortality charges and other charges deducted from the policyholder's account balance. The Company's operating earnings are derived primarily from these revenues, plus the Company's investment results, including realized gains (losses), less interest credited, benefits to policyholders and expenses.

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

     The Insurance Company is rated "A- (Excellent)" by A.M. Best.

     Results of Operations

     Comparison of Nine Months Ended September 30, 1999 to Nine Months Ended September 30, 1998.

     Revenues

     Annuity Considerations and Life Insurance Premiums

     Total annuity considerations and life insurance premiums increased to approximately $40.6 million for the nine months ended September 30, 1999 from approximately $22.0 million for the nine months ended September 30, 1998. Of this amount, annuity considerations increased to approximately $38.2 million for the nine months ended September 30, 1999 from approximately $20.0 million for the nine months ended September 30, 1998. In accordance with generally accepted accounting principles, sales of single premium deferred annuities and universal life products are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $109.7 million for the nine months ended September 30, 1999 compared to $93.5 million for the nine months ended September 30, 1998. Management believes the increase in annuity considerations is due to the successful expansion of our Marketing Department. Beginning in 1996 and continuing to date, the Company has added regional sales directors in various states. These regional directors have added new general agents which have generated sales.

     Policy Fee Income

     Universal life and investment type policy fee income was approximately $1.8 million for the nine months ended September 30, 1999, as compared to approximately $1.7 million for the nine months ended September 30, 1998. Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

     Net Investment Income

     Net investment income totaled approximately $150.4 million for the nine months ended September 30, 1999, as compared to approximately $145.8 million for the nine months ended September 30, 1998. This represents an increase of approximately 3.2%. Investment income from "other invested assets" totaled approximately $18.1 million during the nine months ended September 30, 1999, as compared to approximately $25.1 million during the nine months ended September 30, 1998. Investment income from "other invested assets" during the three months ended September 30, 1998 included losses of $13.3 million in certain investments in limited partnerships. The Company's ratio of net investment income to average cash and invested assets less net investment income for the nine months ended September 30, 1999 was 8.91% and for the nine months ended September 30, 1998 was 8.77%.

     Realized Investment Gains and Losses

     Realized investment gains amounted to approximately $1.5 million during the nine months ended September 30, 1999, as compared to approximately $14.1 million of gains during the nine months ended September 30, 1998. Realized investment gains for the nine months ended September 30, 1999 and 1998 are net of realized investment losses of approximately $12.3 million and $3.4 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. Realized investment gains result from sales of certain equities and convertible securities, and calls and sales of securities in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

     Total Benefits and Expenses

     Total benefits and expenses for the nine months ended September 30, 1999 aggregated approximately $151.1 million, as compared to approximately $129.8 million for the nine months ended September 30, 1998, an increase of approximately 16.4%. The reasons for this increase are discussed under the respective components below.

     Interest Credited and Benefits to Policyholders

     Interest credited and benefits to policyholders aggregated approximately $130.6 million for the nine months ended September 30, 1999, as compared to approximately $109.4 million for the nine months ended September 30, 1998. This represents an increase of approximately 19.3%. The increase is attributable to the increase in policy liabilities as of September 30, 1999 as a result of the increase in annuity considerations received during the period.

     The Insurance Company's average credited rate for reserves and account balances for the nine months ended September 30, 1999 and 1998 was less than the Company's ratio of net investment income to mean invested assets for the same periods as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

     Interest Expense on Notes Payable

     The interest expense on the Company's notes payable was approximately $6.7 million for the nine months ended September 30, 1999, as compared to approximately $5.5 million for the nine months ended September 30, 1998. The increase is attributable to the increase in the Company's notes payable.

     General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents aggregated approximately $15.7 million for the nine months ended September 30, 1999, as compared to approximately $14.0 million for the nine months ended September 30, 1998, an increase of approximately 12.0%. The increase principally is attributable to higher commissions and selling expenses incurred in the first nine months of 1999 associated with the higher level of sales in the first nine months of 1999.

     Deferred Policy Acquisition Costs

     The change in the net Deferred Policy Acquisition Costs for the nine months ended September 30, 1999 resulted in a credit of approximately $1.9 million, as compared to a charge of approximately $805 thousand for the nine months ended
September 30, 1998. This change is primarily attributable to an increase in the costs associated with recent new product sales which have been deferred and are amortized in proportion to the recognition of earned revenue.

     Income Before Income Taxes

     For the reasons discussed above, income before income taxes amounted to approximately $47.2 million for the nine months ended
September 30, 1999, as compared to approximately $56.7 million for the nine months ended September 30, 1998.

     Income Taxes

     Income tax expense was $13.9 million for the nine months ended September 30, 1999 as compared to approximately $18.1 million for the nine months ended September 30, 1998. The decrease is primarily attributable to lower realized capital gains for the nine months ended September 30, 1999.

     Net Income

     For the reasons discussed above, the Company had net income of approximately $32.7 million during the nine months ended September 30, 1999, as compared to net income of approximately $38.7 million during the nine months ended September 30, 1998.

     Liquidity and Capital Resources

     The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on its investments (exclusive of those held by the Insurance Company) and rent from its real estate. During the third quarter of 1999, the Company's Board of Directors declared a quarterly cash dividend of $.09 per share payable on October 1, 1999. During the third quarter of 1999 the Company purchased and retired 162,300 shares of common stock. For the nine months ended September 30, 1999, the Company has purchased and retired 785,800 shares of common stock. The Company is authorized to purchase an additional 549,533 shares of common stock.

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York State law. New York State law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York State Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first nine months of 1999, the Insurance Company paid dividends to the Company of $28.47 million. During the fiscal year 1998, the Insurance Company paid dividends of $49.4 million to the Company.

     Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies (including withdrawals and surrender payments), operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $43.8 million and $25.6 million during the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by (used in) the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(123.1) million and $72.1 million during the nine months ended September 30, 1999 and 1998, respectively.

     For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and certain annuity products. The payment of dividends by the Company also are considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $77.9 million and $(110.4) million during the nine months ended September 30, 1999 and 1998, respectively. This fluctuation primarily is attributable to the new Senior Notes, higher policyholder account balances (as a result of increased sales), partially offset by the repurchase of common stock, and repayment of amounts outstanding under the bank line of credit during the nine months ended September 30, 1999.

     The Company currently has one bank line of credit for $25 million of which no amounts were used at September 30, 1999.

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

     To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 9.0% and 8.7% as of September 30, 1999 and December 31, 1998, respectively). The weighted average duration of the Company's investment portfolio was approximately 5.8 years as of September 30, 1999. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of federal income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

     The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of September 30, 1999 and December 31, 1998, approximately 8.1% and 7.3%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

     The Company maintains a portfolio which includes below investment grade debt securities which were purchased to achieve a more favorable investment yield all of which are classified as available for sale and reported at fair value. As of September 30, 1999 and December 31, 1998, the carrying value of these securities was approximately $203.0 million and $200.7 million, respectively, (representing approximately 7.7% and 7.7%, respectively, of the Company's total assets and 42.7% and 38.4%, respectively, of shareholder's equity).

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

     As of September 30, 1999, approximately 10.29% of the Company's total invested assets were invested in limited partnerships and 1.17% were invested in equity securities. Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Insurance Company's invested assets. Investments in limited partnerships are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 1.C. to the Notes to Unaudited Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $76.4 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities, hedges and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations. During the third quarter of 1998, the Company recorded losses of $13.3 million in certain investments in limited partnerships.

     As previously discussed, during the first three quarters of fiscal 1999 and in fiscal 1998, the Company participated in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $213.2 million and $148.7 at September 30, 1999 and December 31, 1998, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

     Year 2000 Matters

     In 1994, the Company initiated the process of migrating to a local area network and preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy their Year 2000 issues. The modification process of all significant applications and non-critical systems has been completed.

     The Company initiated formal communications with its significant vendors and business partners to determine the extent to which the Company may be vulnerable to those third parties' failure to properly remediate their own year 2000 issues. While the Company is not presently aware of any such significant exposure, the Company cannot predict the outcome of other companies' remediation efforts.

     While the Company is not presently aware of any significant exposure that its systems were properly remediated, there can be no assurances that all year 2000 remediation processes will be properly tested before the year 2000, or that contingency plans will sufficiently mitigate the risk of a year 2000 readiness problem. The failure of the systems of the Company or its significant vendors or business partners due to a year 2000 readiness problem could have a material adverse effect on the Company.

     The Company's contingency plans are structured to address overall business operating risk. These plans provide a documented order of actions necessary to keep business functions operating. Such plans are intended to mitigate both internal risk as well as potential risks relative to a significant exposure identified relative to the dependencies on third-party systems.

     Purchased hardware will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. Based on Management's best estimates, the total cost to the Company of both migrating to a local area network, replacing software and Year 2000 compliance activities is not expected to exceed $4.5 million. Since 1994, the Company has incurred approximately $4.15 million in connection with migrating to a local area network, replacing software and Year 2000 compliance. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.

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

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 11, 1999, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

          None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

          a)  Exhibits

               None

          b)  Reports on Form 8-K

               None

                     PRESIDENTIAL LIFE CORPORATION
                          SEPTEMBER 30, 1999

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Presidential Life Corporation
                                              (Registrant)

Date:     November 11, 1999             /s/ Herbert Kurz
                                        Herbert Kurz, President and Duly
                                        Authorized Officer of the
                                        Registrant

Date:     November 11, 1999             /s/ Michael V. Oporto
                                        Michael V. Oporto, Principal
                                        Accounting Officer of the
                                        Registrant