Form 10-K405
period 1999-12-31
PRESIDENTIAL LIFE CORP
filed 2000-03-29
CIK 80124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K405

     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 27, 2000 was approximately $433,368,905 based upon the average bid and asked prices of such stock on that date.

The number of shares outstanding of the Registrant's common stock as of March 27, 1999 was 30,411,853.

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the definitive proxy statement to be used in connection with the registrant's 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K405. Other documents incorporated by reference into this Form 10-K405 are listed in the Exhibit Index.

                                PART I

Item 1.  Business

General

     Presidential Life Corporation (the "Company") is an insurance holding company that, through its wholly-owned subsidiary Presidential
Life Insurance Company (the "Insurance Company"), operates principally in a single business segment with two primary lines of business-- individual annuities and individual life insurance. Unless the context otherwise requires, the "Company" shall be deemed to include Presidential Life Corporation and its subsidiaries. The
Company was founded in 1969 and, through the Insurance Company, is licensed to market its products in 48 states and the District of Columbia. Approximately 50.2% of the Company's fiscal 1999 annuity and life insurance products were sold to individuals residing in the State of New York.

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

     The Company's deferred annuity products are designed to encourage persistency (see "Pricing" below for a definition of the term "persistency") by incorporating surrender charges that exceed the cost of issuing the annuity. An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years without incurring significant penalties in the form of surrender charges. Notwithstanding the foregoing, approximately 50.9% of the Company's deferred annuity contracts in force (measured by reserves) as of December 31, 1999 are surrenderable without charge.

     The following table presents annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 1999, in each case, as determined in accordance with generally accepted accounting principles ("GAAP").


                              ANNUITIES IN FORCE

                                      Year Ended December 31,
                        1999        1998        1997        1996        1995
                                     (Dollars in thousands)


Single premium
immediate structured
settlement
annuities           $  168,087  $  166,360  $  167,269  $  164,214  $  163,384

Single premium
immediate
annuities              384,194     314,108     281,665     263,974     262,449

Total immediate
annuities              552,281     480,468     448,934     428,188     425,833

Single premium
deferred annuities     914,460     865,884     835,900     810,636     808,292

Flexible premium
annuities              153,460     159,460     168,023     182,505     196,406

Group terminal
funding annuities      104,142     103,215     103,965     103,941     104,046

Total annuities     $1,724,343  $1,609,027  $1,556,822  $1,525,270  $1,534,577


                            For the fiscal year ended December 31,

                          1999        1998       1997       1996        1995

Ratio of annualized
voluntary terminations
(surrenders and lapses)
to mean insurance
in force                 16.5%       15.9%       15.2%       15.3%       16.5%

At end of year:
Number of annuity
contracts in
force                   43,337      43,695      45,554      45,717      50,694

Average size of
annuity contract
in force            $   39,789  $   36,824  $   34,175  $   33,363  $   30,271


     Annuity Considerations and Premiums - The following table sets forth certain information with respect to the Insurance Company's annuity considerations and premium revenues for each of the five fiscal years ended December 31, 1999, as determined in accordance with statutory accounting principles. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances on the Company's consolidated balance sheet.

        Distribution of Products - By Gross Premiums and Other
Considerations


                         For the fiscal year ended December 31,

                     1999        1998        1997       1996        1995
                                   (dollars in thousands)


Annuity
Considerations     $191,815    $142,435    $132,601   $102,343    $ 97,313

Whole Life and
Term Life             8,589       8,041       8,364      8,254       8,200

Universal Life        5,550       4,240       3,811      3,152       3,581

Other                 1,158           0           0          0           0

Total Premiums and
Considerations     $207,112    $154,716    $144,776   $113,749    $109,094

Number of life
insurance policies
in force             18,605      18,491      18,708     19,069      19,650

Average size of
life insurance
policy in force    $ 40,441    $ 41,794    $ 44,006   $ 45,352    $ 47,518


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

     Insurance Policies in Force - The following table provides a reconciliation of beginning and ending universal, whole and term life insurance policies, in force, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 1999.

                                 LIFE INSURANCE IN FORCE

                         1999        1998        1997       1996      1995
                                       (dollars in thousands)


In force beginning
of year
  Universal            $377,470    $383,233    $384,008   $393,002  $  392,774
  Whole<F1>             218,461     263,554     304,740    351,479     425,950
  Term                  176,875     176,470     176,061    189,254     185,934

    Total               772,806     823,257     864,809    933,735   1,004,658

Sales and additions:
  Universal              24,435      23,735      25,747     16,526      20,490
  Whole<F1>              41,612      35,365      42,596     44,785      54,089
  Term                   49,887      27,954      28,985     19,295      29,404

    Total               115,934      87,054      97,328     80,606     103,983

Terminations:
  Death                   7,233       6,134       6,549      7,047      10,329
  Surrenders and
    conversions          30,525      19,305      19,387     16,768      13,009
  Lapses                 98,541     107,484     108,846    121,761     147,134
  Other                      30       4,582       4,099      3,956       4,334

    Total               136,329     137,505     138,881    149,532     174,906

In force end of year:
  Universal             368,424     377,470     383,233    384,008     393,002
  Whole<F1>             192,803     218,461     263,554    304,740     351,479
  Term                  191,185     176,875     176,470    176,061     189,254

    Total              $752,412    $772,806    $823,257   $864,809  $  933,735

Total reinsurance
ceded                  $410,955    $438,827    $476,248   $517,484  $  573,324

Total insurance in
force at end of year
net of reinsurance     $341,457    $333,979    $347,009   $347,325  $  360,411

<F1> Includes graded benefit life insurance products.


Marketing and Distribution

     The Company, through the Insurance Company, is licensed to market its products in 48 states and in the District of Columbia. The Company sells its individual annuity and life insurance products through approximately 735 independent general agents (approximately 240 of which are located in the State of New York), who are independent contractors. These independent general agents market the Company's products through approximately 8,050 licensed insurance agents or brokers, most of whom also write products similar to those sold by the Company for other companies. Management believes that the Company offers competitive commission rates and seeks to provide innovative products and quality service to its independent general agents. Compensation of agents is strictly regulated by the New York State Department of Insurance (the "NYSDI").

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

     The Company's top ten general agents accounted for approximately 25.0% of the Company's combined individual life insurance policies and annuity contracts sold, (measured by the combined premiums and considerations), during fiscal 1999. Of the Company's combined annuity contracts and individual life insurance policies sold, no single agent accounted for more than 1.7% and no single general agency accounted for more than 6.92% during 1999. The loss of any single sales source would not have a material adverse effect on the Company, but the loss of several could cause a decline in sales until they are replaced by the appointment of other general agents. The Company's agency department actively recruits new general agents on a continuous basis.

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

     To the extent that an applicant does not meet the Company's underwriting standards for issuance of a policy at the standard risk classifications, the Company may offer to issue a classified, sub-standard or impaired risk policy for a risk adjusted premium amount rather than declining the application. The amount of the Company's impaired risk insurance in force in proportion to the total amount of the Company's individual life insurance in force was approximately 5.1% at December 31, 1999.

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

Claims Paying and Other Ratings

     During 1999, the Insurance Company's rating was reaffirmed at "A- (Excellent)" by A.M. Best Company ("A.M. Best"). Publications of A.M. Best indicate that the "A-" rating is assigned to those companies that, in A.M. Best's opinion, have achieved excellent overall performance when compared to the norms of the insurance industry and that generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations over a long period of time.

     In evaluating a company's statutory financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competency of its management.

     A.M. Best's rating is based on factors which primarily are relevant to policyholders, agents and intermediaries and is not directed towards the protection of investors, nor is it intended to allow investors to rely on such a rating in evaluating the financial condition of the Insurance Company. Moody's Investor Services ("Moody's") rates the Insurance Company's insurance financial strength as Baa2. Standard & Poor's Corporation ("Standard & Poor's") rates the Insurance Company's insurance financial strength as Api. The Company's Senior Notes, due February 15, 2009 (the "Senior Notes"), are rated BBB by Standard & Poor's and Ba1 by Moody's.

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

     Use of reinsurance does not discharge an insurer from liability on the insurance ceded. An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurer. No reinsurer of business ceded by the Company has failed to pay any policy claims with respect to such ceded business. At December 31, 1999, of the approximately $752 million of the Company's individual life insurance in force, the Company had ceded to reinsurers approximately $411 million of such insurance in force. The principal reinsuring companies of individual life policies with whom the Company does business at December 31, 1999 (and their corresponding A.M. Best ratings) were Life Reassurance Corporation of America ("A+ (Superior)") and Swiss Re Life & Health America ("A+ (Superior)").

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

     The Company's investment philosophy generally focuses on purchasing investment grade securities with the intention of holding such securities to maturity. The Company's investment philosophy is focused on the intermediate to longer-term horizon and is not oriented towards trading. However, as market opportunities, liquidity or regulatory considerations may dictate, securities may be sold prior to maturity. The Company has categorized all fixed maturity securities as available for sale and carries such investments at market value.

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

     As of December 31, 1999, approximately 20.2% of the Company's investment portfolio was invested in mortgage-backed related securities most of which are U.S. government and agency mortgage-backed securities, and other mortgage-backed obligations, most of which are collateralized mortgage obligations ("CMOs") backed by residential mortgages. Most of the Company's CMOs represent beneficial ownership interests in mortgage-backed securities of the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), the Resolution Trust Corporation ("RTC") or other asset backed securities. Mortgage-backed securities are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgages. Notwithstanding the foregoing, because the Company historically has purchased CMOs in the secondary market at prices which typically are below their par or maturity value, the Company's portfolio has not been materially impacted as a result of such prepayments. The Company does not invest in interest only or principal only CMOs.

     As of December 31, 1999, approximately 3.5% of the Company's investment portfolio consisted of bonds acquired in private placements. While these bonds are not usually registered with the Securities and Exchange Commission (the "SEC" or "Commission"), management believes that these bonds are marketable to other institutional investors. Approximately 77.8% of the investments acquired by the Company in private placements have been assigned a National Association Insurance Commissioners ("NAIC") designation corresponding to one of the two highest quality rating categories. NAIC designations corresponding to the entire Investment Portfolio can be found on page 18.

     As of December 31, 1999, approximately 9.7% of the Company's investment portfolio, and approximately 60.4% of its stockholders' equity, consisted of interests in over forty-five limited partnerships which are engaged in a variety of investment strategies, principally including merchant banking, real estate, debt restructurings and international opportunities. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.

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

     The limited partnerships that are involved in international investments generally purchase sovereign debt, corporate debt and/or equity in governments or foreign companies that are developing a greater world wide presence. Such limited partnerships are operated by a general partner who has a demonstrated expertise in this area and the particular country involved. Such investments involve risks related to the particular country including political instability, currency fluctuations, and repatriation restrictions.

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

     Limited partnership investments are selected through a careful, two-stage review process. The Investment Analyst staff reviews the offering documents and performance history of each investment manager. Separately, the Investment Committee (which is comprised of investment professionals who, collectively have more than 90 years experience in analyzing investments) interviews the manager to determine whether the investment philosophy (particularly with respect to risk) and strategies of the limited partnership are in the best interests of the Company. Only after a positive recommendation is made by both the Investment Analyst Staff and the Investment Committee does the Company invest in a limited partnership. In addition, the actions of the Investment Committee are subject to review and approval by the Board of Directors of the Company or the Insurance Company, as the case may be. To evaluate both the carrying value and the continuing appropriateness of the Company's investment in any limited partnership, management maintains ongoing discussions with the investment manager and considers the limited partnership's operations, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year.

     Pursuant to the terms of certain limited partnership agreements to which the Company is a party, the Company is committed to contribute, if called upon, an aggregate of approximately $68.9 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.

     The book value of the Company's investments in limited partnerships as of December 31, 1999, 1998 and 1997 was approximately $245.5 million, $244.1 million and $208.2 million, respectively. Net investment income derived from the Company's interests in limited partnership investments aggregated approximately $30.4 million, $26.4 million and $39.8 million in fiscal 1999, 1998 and 1997, respectively. The decrease in net investment income from limited partnerships in 1998 is attributable to losses of $18.0 million in certain investments in limited partnerships.

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

     As of December 31, 1999 the Company's investment portfolio also consisted of approximately 0.3% invested in convertible debt securities, approximately 7.1% invested in preferred stock, approximately 0.6% invested in mortgage loans, and approximately 1.3% invested in common stock. The Company's mortgage loans were collateralized by commercial office and retail properties located in New York and Pennsylvania. The Company's only real estate investments are two buildings which are used as the current home office of the Insurance Company and two acres of undeveloped land in Nyack, New York.

     In order to enhance investment income, the Company participates in "dollar roll" repurchase agreement transactions. Such transactions involve the sale of a mortgage-backed security to a holding institution and a simultaneous agreement to purchase a substantially similar security (with the same coupon rate as the security sold) for forward settlement (typically, around 60 days) at a lower dollar price. The proceeds are invested in short-term investment grade commercial paper or loan participations at a positive spread until the settlement date of the similar security. In connection with its "dollar roll" transactions, the Company does not engage in yield maintenance transactions. The purchase and maturity dates of all short-term investments are matched exactly to the sale and purchase dates of the underlying collateral, with a 90-day maximum for any one transaction. During this period, the holding institution receives all income and prepayments for the security. To reduce the risk that a party will default on its obligations under the repurchase agreement, the Company only enters into "dollar roll" transactions with major securities dealers such as Morgan Stanley Dean Witter & Co. Incorporated, Goldman, Sachs & Co., Merrill Lynch & Co., Salomon Smith Barney Inc., Bear, Stearns & Co. Inc., CS First Boston and Sandler, O'Neill L.P. Additionally, if the counterparty to the "dollar roll" agreement defaults under the terms of such agreement, the Company is not obligated to repurchase the underlying securities to the transaction. Under GAAP, during the period between the sale by the Company of a mortgage-backed security to the institution party to the "dollar roll" transaction and the Company's repurchase of a substantially similar mortgage-backed security from the holding institution, the Company's consolidated balance sheet will reflect both the mortgage-backed security sold to the holding institution and the cash received for such security as assets, and the Company's repurchase obligation as a liability. In fiscal 1999 and 1998, dollar roll transactions generated approximately $1.2 million and $1.1 million, respectively, of net investment income for the Company. Amounts outstanding to repurchase securities under dollar roll repurchase agreements and reverse repurchase agreements were approximately $212.6 million and $173.1 million as of December 31, 1999 and December 31, 1998, respectively.

     The following table summarizes the Company's investment portfolio at December 31, 1999.


                         Investment Portfolio

                                         Total Carrying Value<F1>
                                           (dollars in thousands)


Fixed Maturities
     Bonds and Notes:
     U.S. Government, government agencies
          and authorities<F2>                      $  363,107
     Investment grade corporate<F3>                   881,354
     Public utilities                                 124,279
     Below investment grade corporate<F3>             186,543
     Mortgage backed                                  228,019
     Preferred stocks                                 179,052

          Total Fixed Maturities<F4>                1,962,354

Equity Securities
     Common stock                                      32,470

Other Investments:
     Policy loans                                      17,580
     Mortgage loans                                    16,134
     Other long-term investments<F5>                  245,486
     Cash and short-term investments<F6>              244,471

          Total cash and investments               $2,518,495

<F1> All fixed maturity and equity securities are classified as available for sale; accordingly total carrying value equals estimated market value. Independent pricing services provide market prices for most publicly-traded securities. Where prices are unavailable from pricing services, prices are obtained from securities dealers. For other long-term investments, estimated market value either approximates estimated carrying value or was not readily ascertainable. See
     Note 1(c) to the Notes to the Consolidated Financial Statements for an explanation of the methodology used to value "Other Investments."

<F2> Approximately $302.9 million of such securities represent beneficial ownership interests in mortgage backed securities of FDIC, FHLMC, FNMA, GNMA or the RTC.

<F3> Ratings are based primarily upon those assigned by the NAIC and converted to the generally comparable Moody's rating.

<F4> Includes approximately $15.9 million of convertible debt securities and convertible preferred stock.

<F5> Consist principally of investments in limited partnerships which are carried at the lower of cost or market, or equity as appropriate.

<F6> Includes approximately $212.6 million attributable to "dollar roll"
     repurchase agreements.



     The following table summarizes the Company's investment results for the periods indicated, as determined in accordance with GAAP.


                          INVESTMENT RESULTS

                                   Year Ended December 31,
                       1999        1998        1997        1996        1995
                                      (Dollars in thousands)


Cash and total
  invested
  assets<F1>        $2,506,250  $2,485,714  $2,398,240  $2,295,582  $2,065,285
Net investment
  income<F2>        $  208,126  $  187,155  $  191,818  $  186,180  $  170,780
Effective yield<F3>      9.06%       8.14%       8.69%       8.83%       9.01%
Net realized
  investment
  gains<F4>         $    2,775  $   17,185  $   26,039  $   20,020  $   17,216

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




     The following table sets forth the composition of the Company's bond portfolio by rating as of December 31, 1999.

                        Bond Portfolio Ratings
                                                        Percent
                                                        of Total
                                     Estimated          Estimated
                                     Market             Market
     Rating<F1>                      Value<F2>          Value<F2>
                                (Dollars in thousands)


 Aaa .........................        $  640,752          35.9%
 Aa  .........................            72,273           4.1
 A   .........................           260,554          14.6
 Baa .........................           621,993          34.9
   Total investment grade<F3>.         1,595,572          89.5
 Ba  .........................           155,827           8.7
 B   .........................            19,952           1.1
 C   .........................            11,949           0.7
   Total non-investment grade.           187,728          10.5
   Total......................        $1,783,300         100.0%

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

<F3> Approximately 24.3% of which consist of U.S. government and agency bonds.



     According to Moody's, bonds which are rated "A" possess many favorable investment attributes and are to be considered as upper medium grade obligations. Moody's applies numerical modifiers "1", "2" and "3" in each generic rating classification from Aa to B. Modifier "1" indicates a bond in the higher end of a generic rating classification.

     The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations," which are used by insurers when preparing their statutory annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. NAIC ratings are assigned annually as of December 31, and rerated periodically. Of the bonds and notes in the Company's investment portfolio, approximately 89.0% were in one of the highest two NAIC Designations at December 31, 1999. The following table sets forth the carrying value and estimated market value of these securities according to NAIC Designations at December 31, 1999.


                                                     Percent
                                                     of Total
NAIC Designations                    Estimated       Estimated
(generally comparable to             Market          Market
Moody's ratings)<F1>                 Value <F2>      Value<F2>
                                 (Dollars in thousands)


1  (Aaa, Aa, A) .............        $  976,213         54.7%
2  (Baa) ....................           611,104         34.3
3  (Ba) .....................           168,795          9.5
4  (B) ......................            11,740          0.7
5  (Caa, Ca) ................            12,448          0.7
6  (C) ......................             3,000          0.1
                                     $1,783,300        100.0%

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


     The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSDI. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting. As of December 31, 1999, approximately 8.37% of the Insurance Company's total admitted assets were invested in below investment grade debt securities. In addition, as of that date, there were no bond holdings in the Company's investment portfolio which were in default. For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Also see "Note 2 to the Notes to Consolidated Financial Statements" for certain other information concerning the Company's investment portfolio.

     The following table sets forth the scheduled maturities for the Company's investments in bonds and notes as of December 31, 1999.


                         Scheduled Maturities
                                                    Percent
                                                    of Total
                                      Estimated     Estimated
                                      Market        Market
     Maturity<F1>                     Value<F2>     Value<F2>
                                 (Dollars in thousands)


Due in one year or less               $   21,803       2.3%
Due after one year through five years    143,419       8.0
Due after five years through 10 years     94,348       3.8
Due after 10 years through 20 years    1,295,711      76.7
     Total                             1,555,281      90.8
Mortgage-backed bonds                    228,019       9.2
     Total bonds and notes            $1,783,300     100.0%

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

     The laws and regulations of New York applicable to insurance holding companies require, among other things, that all transactions within a holding company system be fair and equitable and that charges for services be reasonable. In addition, many transactions require either prior notification to or approval of the Superintendent of Insurance of the State of New York (the "Superintendent"). Prior written approval of the Superintendent is required for the direct or indirect acquisition of 10% or more of the insurance companies' voting securities. Applicable state insurance laws, rather than federal bankruptcy laws, also apply to the liquidation or reorganization of insurance companies.

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

     During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation was passed in Congress that could result in the federal government assuming some role in the regulation of insurance companies and allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws relating to product design and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

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

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York law. New York law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The NYSDI has established informal guidelines for the Superintendent's determinations which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During fiscal 1999, 1998 and 1997, the Insurance Company paid dividends of $28.4 million, $49.4 million and $24.8 million, respectively, to the Company.

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

NAIC-IRIS Ratios

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 industry ratios and specifies "normal ranges" for each ratio. The IRIS ratios were designed to advise state insurance regulators of significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. These changes need not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," such state regulators may, but are not obligated to, inquire of the company regarding the nature of the company's business to determine the reasons for the ratios being outside the "normal range." No regulatory significance results from being out of the normal range on fewer than four of the ratios. The Company anticipates that it may from time to time fall outside the "normal range" on some of these ratios. For the year ended December 31, 1999, the Company was within the normal range for all of the ratios. If four or more of the Company's ratios fall outside the "normal range," the Company is likely to experience regulatory inquiry and a higher level of scrutiny.

Risk-Based Capital

     Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula. The standards require the computation of a risk-based capital amount which then is compared to a company's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from regulatory control of the insurance company to a requirement for the insurance company to submit a plan to improve its capital. At December 31, 1999, the Insurance Company's total adjusted capital was $368.6 million and the authorized control level risk based capital was $65.6 million.

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

     On December 29, 1999, the Company announced the completion of the purchase of The Central National Life Insurance Company of Omaha ("Central National") from the Household Insurance Group Holding Company, a subsidiary of Household International, Inc. Central National which has assets of $10.5 million and capital and surplus of $10.5 million is licensed to market insurance products in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

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

Item 3.  Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 27, 2000, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted by the Company to its shareholders for vote during the fiscal quarter ended December 31, 1999.

                                 PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters

     The Company's common stock trades on The NASDAQ Stock Market SM under the symbol "PLFE." The following table sets forth, for the indicated periods, the high and low bid quotations for the common stock, as reported by the National Association of Securities Dealers, Inc., and the per share cash dividends declared on the common stock.

                                                  Cash Dividends
                           High         Low       Declared Per Share

Fiscal 1998
  First Quarter            $23 7/8      $17 3/4        $.06
  Second Quarter            23 3/8       18 11/16       .075
  Third Quarter             23           15             .075
  Fourth Quarter            20 5/8       14             .075

Fiscal 1999
  First Quarter             20 3/4       17 1/2        $.075
  Second Quarter            19 5/8       17 1/4         .09
  Third Quarter             20 3/4       16 1/2         .09
  Fourth Quarter            19 1/8       16             .09

Fiscal 2000
  First Quarter             18 5/8       12 11/16       .09
  (through March 27, 2000)


     The Company regularly has paid semi-annual cash dividends since 1980 and since the first quarter of 1997 has paid quarterly cash dividends. During the first quarter of 2000, the Company declared a quarterly cash dividend of $.09 per share payable April 3, 2000. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, financial condition, and dividends from the Insurance Company. Any determination to pay dividends would be at the discretion of the Company's Board of Directors and is subject to regulatory and contractual restrictions as described in "Part I -- Business -- Insurance Regulation" and Part II -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." At March 27, 2000, there were approximately 770 holders of record of the Company's common stock.

Item 6.  Selected Financial Data

     Selected consolidated financial data for the Company are presented below for each of the five years in the period ended December 31, 1999. This data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.


Income Statement Data:
                                     Year Ended December 31,
                       1999         1998        1997        1996        1995
                                (in thousands, except per share data)


Total Revenue       $  278,060    $  242,206  $  247,704  $  223,674 $  199,864

 Benefits              181,126       146,410     136,998     124,260    123,923
 Interest Expense
   on Notes payable      8,960         7,124       5,850       5,049      5,045
 Selling, General
 and Administrative
 Expenses               18,482        16,927      14,298      18,008     14,506
Total Benefits and
   Expenses            208,568       170,461     157,146     147,317    143,474

Provision (benefit)
for Income Taxes        21,261        22,521      29,266      21,836      7,332

Net Income          $   47,717<F1> $  49,224  $   61,292  $   54,521  $  49,058

Income Per Share    $    1.53<F1>  $    1.53  $     1.87  $     1.64  $    1.46

Dividends Per Share $    .345      $    .285  $      .22  $      .15  $    .105

<F1> Includes extraordinary loss of $514 thousand or $.02 per share.

Balance Sheet Data:
                                           At December 31,
                        1999          1998        1997        1996       1995
                                             (in thousands)

Assets               $2,653,665    $2,606,799  $2,558,341 $2,406,925 $2,356,760
Total Capitalization
  Notes Payable      $  100,000    $   50,000  $   50,000 $   50,000 $   50,000
  Shareholders'
    Equity              406,468       523,244     502,654    423,063    401,060

Total                $  506,468    $  573,244  $  552,654  $  473,063 $  451,060


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

     The Insurance Company is rated "A- (Excellent)" by A.M. Best.

     Results of Operations

     Comparison of Fiscal Year 1999 to Fiscal Year 1998 and Fiscal Year 1998 to Fiscal Year 1997.

     Revenues

     Annuity Considerations and Life Insurance Premiums

     Total annuity considerations and life insurance premiums increased to approximately $58.9 million in fiscal 1999 from approximately $32.2 million in fiscal 1998, an increase of approximately 82.8%. Of this amount, annuity considerations increased to approximately $54.4 million in fiscal 1999 from approximately $28.1 million in fiscal 1998, an increase of approximately $26.3 million. In accordance with generally accepted accounting principles, sales of single premium deferred annuities are not reported as annuity considerations, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $186.1 million, $135.2 million and $125.5 million in fiscal 1999, 1998 and 1997, respectively. Management believes that the increase in annuity considerations is due to the successful expansion of our Marketing Department. Beginning in 1996, the Company added regional sales directors in various states. These regional sales directors have added new general agents which have generated sales.

     Total annuity considerations and life insurance premiums increased to approximately $32.2 million in fiscal 1998 from approximately $23.6 million in fiscal 1997, an increase of approximately 36.4%. Of this amount, annuity considerations increased to approximately $28.1 million in fiscal 1998 from approximately $19.7 million in fiscal 1997, an increase of approximately $8.4 million.

     Policy Fee Income

     Universal life and investment type policy fee income was approximately $2.6 million in fiscal 1999, as compared to approximately $2.1 million in fiscal 1998 and approximately $1.99 million in fiscal 1997. Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

     Net Investment Income

     Net investment income totaled approximately $208.1 million in fiscal 1999, as compared to approximately $187.2 million in fiscal 1998 and approximately $191.8 million in fiscal 1997. This represents approximately an 11.2% increase comparing fiscal 1999 to fiscal 1998 and approximately a 2.4% decrease comparing fiscal 1998 to fiscal 1997. Investment income from "other invested assets" totaled approximately $30.4 million in fiscal 1999, $26.4 million in fiscal 1998 and $39.8 million in fiscal 1997. The decrease in investment income from "other invested assets" during 1998 compared with 1997 is attributable to losses of $18.0 million in certain investments in limited partnerships. In fiscal 1999, 1998 and 1997, the Insurance Company participated in "dollar roll" transactions (i.e., the sale of a mortgage-backed security and a simultaneous agreement to purchase a similar security at a later date at a lower price) to enhance investment income. The proceeds from the sale are invested in short-term securities at a positive spread until the settlement date of the similar security. During this period, the holding institution receives all income and prepayments for the security. The Company's ratio of net investment income to average cash and invested assets less net investment income for the years ended December 31, 1999, 1998 and 1997 was approximately 9.06%, 8.14% and 8.69%, respectively. For additional information, please refer to "Note 2 of the Notes to Consolidated Financial Statements."

     Realized Investment Gains and Losses

     Realized investment gains amounted to approximately $2.8 million in fiscal 1999, as compared to approximately $17.2 million of gains in fiscal 1998 and gains of approximately $26.0 million in fiscal 1997. Realized investment gains for the years ended December 31, 1999, 1998 and 1997 are net of realized investment losses of approximately $14.8 million, $8.3 million and $4.9 million, respectively, attributable to writedowns of certain securities contained in the Company's investment portfolio. Realized investment gains result from sales of certain equities and convertible securities, and calls and sales of securities in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

     Other Income

     The decrease in other income for fiscal 1998 as compared with fiscal 1997 is the result of the settlement in the second quarter of 1997 of litigation with Fidelity Mutual Life Insurance Company pursuant to which the Company received $1.7 million.

     Total Benefits and Expenses

     Total benefits and expenses for fiscal 1999 aggregated approximately $208.6 million, as compared to approximately $170.5 million for fiscal 1998 and approximately $157.1 million for fiscal 1997. This represents an increase of approximately 22.4% comparing fiscal 1999 to fiscal 1998 and an increase of approximately 8.5% comparing fiscal 1998 to fiscal 1997. The reasons for these changes will be discussed under the respective components below.

     Interest Credited and Benefits to Policyholders

     Interest credited and benefits to policyholders amounted to approximately $181.1 million in fiscal 1999 as compared to approximately $146.4 million in fiscal 1998 and approximately $137.0 million in fiscal 1997. This represents an increase of approximately 23.7% comparing fiscal 1999 to fiscal 1998 and approximately a 6.9% increase comparing fiscal 1998 to fiscal 1997. The increase in fiscal 1999 principally is attributable to a higher level of policyholder account balances as a result of the increase in annuity considerations received during the year.

     The Insurance Company's average credited rates for reserves and account balances for the 12 months ended December 31, 1999, 1998 and 1997 were less than the Company's ratio of net investment income to mean assets for the same periods as noted above under "Net Investment
Income." Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company in particular, the Company may, from time to time, adjust the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

     Interest Expense on Notes Payable

     The interest expense on the Company's notes payable amounted to approximately $8.96 million in fiscal 1999, approximately $7.12 million in fiscal 1998 and approximately $5.85 million in fiscal 1997. The increase in interest expense in fiscal 1999 and 1998 is attributable to the increase in the Company's notes payable.

     General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents totaled approximately $23.7 million in fiscal 1999 as compared to approximately $19.3 million in fiscal 1998 and approximately $17.2 million in fiscal 1997. This represents an increase of approximately 22.7% comparing fiscal 1999 to fiscal 1998 and an increase of approximately 12.4% comparing fiscal 1998 to fiscal 1997. The increase in fiscal 1999 compared to fiscal 1998 principally is attributable to higher commissions and selling expenses incurred associated with the higher level of sales of single premium annuities. The increase in fiscal 1998 compared to fiscal 1997 principally is attributable to higher costs associated with system conversions and higher commissions and selling expenses incurred associated with the higher level of sales of single premium annuities.

     Deferred Policy Acquisition Costs

     The change in the net DAC for fiscal 1999 resulted in a credit of approximately $5.2 million, as compared to a credit of approximately $2.4 million in fiscal 1998 and a credit of approximately $2.9 million in fiscal 1997. Such changes are due (i) to the effect of revisions to estimated gross profits on unamortized deferred acquisition costs which are reflected in the year such estimated gross profits are revised and
(ii) to the increase in costs associated with recent new product sales which have been deferred and are amortized in proportion to the recognition of earned revenue.

     Income Before Income Taxes

     For the reasons discussed above, income before income taxes amounted to approximately $69.5 million in fiscal 1999, as compared to approximately $71.7 million in fiscal 1998 and approximately $90.6 million in fiscal 1997.

     Income Taxes

     Income tax expense was approximately $21.3 million for fiscal 1999, as compared to approximately $22.5 million in fiscal 1998 and approximately $29.3 million in fiscal 1997. The decrease in income taxes in fiscal 1999 is primarily attributable to lower realized capital gains during fiscal 1999.

     Net Income

     For the reasons discussed above, the Company had net income of approximately $47.7 million in fiscal 1999, net income of approximately $49.2 million in fiscal 1998 and net income of approximately $61.3 million in fiscal 1997.

Liquidity and Capital Resources

     The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on the Company's investments and rent from its real estate. During 1999, the Company's Board of Directors increased the quarterly dividend rate to $.09 per share. During 1999 and 1998, the Company purchased and retired 918,300 and 896,900 shares of common stock, respectively. At December 31, 1999, the Company was authorized to purchase an additional 417,000 shares of common stock. At the February 2000 Board of Directors meeting, the Board authorized the Company to purchase an additional 500,000 shares of common stock.

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York law. New York law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The NYSDI has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During fiscal 1999, 1998, and 1997, the Insurance Company paid dividends of $28.4 million, $49.4 million and $24.8 million, respectively, to the Company.

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

     Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $69.3 million, $37.0 million and $47.3 million in fiscal 1999, 1998 and 1997, respectively. Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $172.2 million, $27.2 million and $62.5 million in fiscal 1999, 1998 and 1997, respectively.

     For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to "dollar roll" repurchase transactions, and to sales and surrenders of the Company's annuity and universal life insurance products. The payment of dividends by the Company to its stockholders also is considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $130.1 million, $(21.9) million and $27.9 million in fiscal 1999, 1998 and 1997, respectively. These fluctuations primarily are attributable to the new Senior Notes, higher policyholder account balances (as a result of increased sales), partially offset by the repayment of amounts outstanding under the Company's line of credit during fiscal 1999.

     The Company currently has one bank line of credit for $25 million of which $15 million was used at December 31, 1999.

     During the first quarter of 1999, the Company sold $100 million of its 7 7/8% Senior Notes due 2009. The net proceeds were used to retire all of the outstanding $50 million, 9 1/2% Senior Notes and to repay the amounts outstanding on the bank line of credit. The repayment of the 9 1/2% Senior Notes resulted in an extraordinary loss of $514 thousand, after income taxes of $276.5 thousand.

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

Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 1999.

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

     The Company's deferred annuity products are designed to encourage persistency by incorporating surrender charges. An annuitant may not terminate or withdraw substantial funds for a period of generally seven years without incurring significant penalties in the form of surrender charges. Approximately 50.9%, 56.0%, and 60.2% of the Company's deferred annuity contracts in force (measured by reserves) as of December 31, 1999, 1998, and 1997 are surrenderable without charge. The decrease since December 31, 1997 is attributable to the increase in deferred annuity contracts inforce as a result of the increase in annuity considerations received.

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

     Based on market values and prevailing interest rates as of December 31, 1999, a hypothetical instantaneous increase of 100 basis points would produce a loss in fair value of fixed maturity assets of approximately $163 million. Since the Company is able to hold its fixed maturity securities to maturity, it does not expect to realize significant losses under such a hypothetical scenario.

     To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 8.14%, 8.74% and 10.32% as of December 31, 1999, 1998 and 1997, respectively). The weighted average duration of the Company's bond portfolio was approximately five and one half years as of December 31, 1999. The Company's fixed maturity investments are all classified as available for sale and include those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. These investments are carried at estimated market value, and unrealized gains (losses), net of federal income taxes and deferred policy acquisition costs, if any, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged or credited directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event the Company recognizes a loss.

     Capital expenditures during fiscal 1999 were approximately
$169,000. As of December 31, 1999, the Company had no outstanding commitments for significant capital expenditures.

     The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSDI. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of December 31, 1999 and 1998, approximately 8.37% and 7.3%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

     The Company maintains a portfolio which includes below investment grade securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at estimated market value. As of December 31, 1999 and 1998, the carrying value of these securities was approximately $187.7 million and $200.7 million, respectively (representing approximately 7.1% and 7.7%, respectively, of the Company's total assets and 46.2% and 38.4%, respectively, of shareholders' equity).

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

     In certain situations, the terms of some fixed maturity assets are restructured or modified. There were no restructured fixed maturities at December 31, 1999.

     As of December 31, 1999, approximately 9.9% of the Company's total invested assets were invested in limited partnerships. Pursuant to NYSDI regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Insurance Company's invested assets. Investments in limited partnerships are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $68.9 million of additional capital to certain of these limited partnerships. However, management does not expect this entire amount to be called because certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

     As previously discussed, in fiscal 1999 and 1998 the Company participated in "dollar roll" repurchase agreement transactions.
Amounts outstanding to repurchase securities under such agreements were approximately $212.6 million and $148.7 million at December 31, 1999 and 1998, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

     Year 2000 Matters

     In 1994, the Company initiated the process of migrating to a local area network and preparing its computer systems and applications for the Year 2000. This process involved modifying or replacing certain hardware and software maintained by the Company as well as communicating with external service providers to ensure that they were taking the appropriate action to remedy their Year 2000 issues. The modification process of all administrative systems has been completed and the Company has not experienced any failure of systems due to a Year 2000 readiness problem.

     Purchased hardware was capitalized in accordance with normal policy. Personnel and all other costs related to the project were expensed as incurred. Since 1994, the Company has incurred approximately $4.3 million in connection with migrating to a local area network, replacing software and Year 2000 compliance. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.

     Effects of Inflation and Interest Rate Changes

     The Company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline, the Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates, and vice versa. Management is aware that prevailing market interest rates frequently shift and, accordingly, the Company has adopted strategies which are designed to address either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company's average cost of funds would be expected to increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. In addition, the market value of the Company's fixed maturity portfolio decreases resulting in a decline in shareholders' equity. Concurrently, the Company would attempt to place new funds in investments which were matched in duration to, and higher yielding than, the liabilities associated with such annuities. Management believes that liquidity necessary in such an interest rate environment to fund withdrawals, including surrenders, would be available through income, cash flow, the Company's cash reserves or from the sale of short-term investments. In a declining interest rate environment, the Company's cost of funds would be expected to decrease over time, reflecting lower interest crediting rates on its fixed annuities. Should increased liquidity be required for withdrawals in such an interest rate environment, management believes that the portion of the Company's investments which are designated as available for sale in the Company's consolidated balance sheet could be sold without materially adverse consequences in light of the general strengthening in market prices which would be expected in the fixed maturity security market.

     Interest rate changes also may have temporary effects on the sale and profitability of the universal life and annuity products offered by the Company. For example, if interest rates rise, competing investments (such as annuity or life insurance products offered by the Company's competitors, certificates of deposit, mutual funds and similar instruments) may become more attractive to potential purchasers of the Company's products until the Company increases the rates credited to holders of its universal life and annuity products. In contrast, as interest rates fall, the Company attempts to lower its credited rates to compensate for the corresponding decline in its net investment income. As a result, changes in interest rates could materially adversely effect the financial condition and results of operations of the Company depending on the attractiveness of alternative investments available to the Company's customers. In that regard, in the current interest rate environment, the Company has attempted to maintain its credited rates at competitive levels which are designed to discourage surrenders and which may be considered attractive to purchasers of new annuity products. In addition, because the level of prevailing interest rates impacts the Company as well as its competition, management does not believe that the current interest rate environment has materially affected the Company's competitive position vis a vis other life insurance companies that emphasize the sale of annuity products. Notwithstanding the foregoing, if interest rates continue at current levels or decline, there can be no assurance that this segment of the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales and thereby be materially adversely affected.

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

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

     None

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to the Company's directors, nominees for election as directors and executive officers will be included in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement"), which the Company intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Directors and Executive Officers" and is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions

Purchases of Annuity Contracts and Life Insurance Policies

     From time to time in the ordinary course of business, certain of the Company's directors and executive officers have purchased, and may in the future, purchase annuity contracts or life insurance policies from the Insurance Company. Such transactions in the past have been, and will in the future be, on terms no less favorable to the Insurance Company than those that could be obtained from unaffiliated third parties. In that regard, since January 1, 1997, directors and executive officers, have engaged in the following transactions with the Insurance
Company: Herbert Kurz, the President and a director of the Company, purchased annuity contracts for $0, $0 and $200,000 during the fiscal years ended December 31, 1999, 1998 and 1997, respectively.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a). The Independent Auditors' Report, Consolidated Financial Statements and Consolidated Financial Statement Schedules listed in the Table of Contents on page F-1 are being filed as part of this Form 10-K.

     (b). During the last quarter of the fiscal year ended December 31, 1999 the Company did not file a current report on Form 8-K.

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

Date:  March 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date:  March 27, 2000         /s/ Herbert Kurz
                              Herbert Kurz
                              Principal Executive Officer
                              and Director

Date:  March 27, 2000         /s/ Michael V. Oporto
                              Michael V. Oporto, Chief
                              Financial Officer and Principal
                              Accounting Officer

Date:  March 27, 2000         /s/ Peter A. Cohen
                              Peter A. Cohen         Director

Date:  March 27, 2000         /s/ Jules Kroll
                              Jules Kroll            Director

Date:  March 27, 2000         /s/ Lawrence Rivkin
                              Lawrence Rivkin        Director

Date:  March 27, 2000         /s/ Morton B. Silberman
                              Morton B. Silberman    Director

                         TABLE OF CONTENTS TO
            CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                        Page

Independent Auditors' Report......................................       F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets as of December 31, 1999 and 1998....      F-3

   Consolidated Statements of Income - Years Ended December 31,
    1999, 1998 and 1997..........................................        F-4

   Consolidated Statements of Shareholders' Equity - Years Ended
    December 31, 1999, 1998 and 1997.............................        F-5

   Consolidated Statements of Cash Flows - Years Ended December 31,
    1999, 1998 and 1997..........................................        F-6

Notes to Consolidated Financial Statements........................       F-7


Consolidated Financial Statement Schedules:

 II  Condensed Balance Sheets (Parent Company Only) as of
      December 31, 1999 and 1998.................................        S-1

 II  Condensed Statements of Income (Parent Company
       Only)- Years Ended December 31, 1999, 1998 and 1997........       S-2

 II  Condensed Statements of Cash Flows (Parent
       Company Only) - Years Ended December 31, 1999, 1998
       and 1997...................................................       S-3

III  Supplemental Insurance Information - Years Ended
       December 31, 1999, 1998 and 1997...........................       S-4

 IV  Reinsurance - Years Ended December 31, 1999, 1998 and 1997...       S-5


All schedules not included are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Presidential Life Corporation
Nyack, New York 10960


We have audited the accompanying consolidated balance sheets of Presidential Life Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

New York, New York
February 15, 2000

            PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share data)


                                                    December 31
                                                1999             1998


ASSETS:
Investments:
 Fixed maturities available for sale        $1,962,354        $1,951,454
 Common stocks                                  32,470            34,240
 Mortgage Loans                                 16,134            17,038
 Real Estate                                       415               415
 Policy Loans                                   17,580            17,879
 Short-term investments                        215,889           227,890
 Other invested assets                         245,486           244,097
        Total investments                    2,490,328         2,493,013

Cash and cash equivalents                       28,582             1,407
Accrued investment income                       27,816            24,309
Amounts due from security transactions           2,800            20,170
Deferred federal income taxes                   25,611                 0
Federal income tax recoverable                   2,602             4,740
Deferred policy acquisition costs               48,844            40,283
Furniture and equipment, net                       674               693
Amounts due from reinsurers                      9,940             8,700
Other assets                                    12,443             9,402
Assets held in separate account                  4,025             4,082
          TOTAL ASSETS                      $2,653,665        $2,606,799

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
 Policyholders' account balances            $1,385,957        $1,314,784
 Future policy benefits:
     Annuity                                   449,732           400,717
     Life and accident and health               55,789            52,270
 Other policy liabilities                        4,340             3,261
        Total policy liabilities             1,895,818         1,771,032
Dollar repurchase agreements                   212,614           148,651
Repurchase agreements                                0            24,402
Notes payable                                  100,000            50,000
Short-term note payable                         15,000            23,000
Deposits on policies to be issued                6,662             1,939
Deferred federal income taxes                        0            40,815
General expenses and taxes accrued               8,641             6,471
Other liabilities                                4,437            13,163
Liabilities related to separate account          4,025             4,082
        Total liabilities                    2,247,197         2,083,555

Shareholders' Equity:
 Capital stock ($.01 par value; authorized
   100,000,000 shares; issued and outstanding
   30,814,591 shares in 1999 and 31,731,214
   shares in 1998)                                 308               318
 Additional paid-in-capital                          0             1,268
 Accumulated other comprehensive
    income (loss)                              (68,091)           69,037
 Retained earnings                             474,251           452,621
        Total Shareholders' Equity             406,468           523,244

        TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                           $2,653,665        $2,606,799

The accompanying notes are an integral part of these Consolidated
Financial Statements.


                PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except share data)


                                              Years Ended December 31
                                          1999          1998           1997


REVENUES:
 Insurance revenues:
   Premiums                          $     4,521    $     4,086    $     3,976
   Annuity considerations                 54,376         28,140         19,655
   Universal life and investment type
     policy fee income                     2,559          2,100          1,988
 Net investment income                   208,126        187,155        191,818
 Realized investment gains                 2,775         17,185         26,039
 Other income                              5,703          3,540          4,228
          TOTAL REVENUES                 278,060        242,206        247,704

BENEFITS AND EXPENSES:
 Death and other life insurance
   benefits                                8,116          7,612          7,236
 Annuity benefits                         43,016         40,697         37,867
 Interest credited to policyholders'
   account balances                       78,000         76,776         76,202
 Interest expense on notes payable         8,960          7,124          5,850
 Other interest and other charges            531            274            445
 Increase in liability for
   future policy benefits                 51,463         21,051         15,248
 Commissions to agents, net                6,301          4,780          4,357
 General expenses and taxes               17,379         14,522         12,813
 Increase in deferred policy
   acquisition costs                      (5,198)        (2,375)        (2,872)
          TOTAL BENEFITS AND EXPENSES    208,568        170,461        157,146

Income before income taxes                69,492         71,745         90,558

Provision (benefit) for income taxes:
 Current                                  24,866         26,902         31,165
 Deferred                                 (3,605)        (4,381)        (1,899)
                                          21,261         22,521         29,266

Income before extraordinary item          48,231         49,224         61,292

Extraordinary item - loss on retirement
of debt, net of income tax benefit of
$276.5                                      (514)             0              0

NET INCOME                           $    47,717    $    49,224    $    61,292

Weighted average number of shares
outstanding during the year           31,161,277     32,073,388     32,734,733

Earnings per common share before
extraordinary item                   $      1.55    $      1.53    $      1.87

Extraordinary item                          (.02)             0              0

Earnings per common share            $      1.53    $      1.53    $      1.87


The accompanying notes are an integral part of these Consolidated Financial
Statements.


                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          Accumulated
                                Additional                Other
                     Capital    Paid-in-     Retained     Comprehensive
                     Stock      Capital      Earnings     Income (loss)   Total


Balance at
January 1, 1997      $330      $24,023      $358,416     $ 40,294      $423,063

Comprehensive Income:

Net income                                    61,292                     61,292

Net Unrealized Investment
Gains (Losses)                                             31,246        31,246

Comprehensive Income                                                     92,538

Purchase and Retirement
of Stock               (4)      (5,758)                                  (5,762)

Issuance of Shares
under Stock Option Plan              9                                        9

Dividends Paid to
Shareholders ($.22 per
share)                                        (7,194)                    (7,194)

Balance at
December 31, 1997     326       18,274       412,514       71,540       502,654

Comprehensive Income:

Net income                                    49,224                     49,224

Net Unrealized Investment
Gains (Losses)                                             (2,503)       (2,503)

Comprehensive Income                                                     46,721

Purchase and Retirement
of Stock               (8)     (17,060)                                 (17,068)

Issuance of Shares
under Stock Option Plan             54                                       54

Dividends Paid to
Shareholders ($.285 per
share)                                        (9,117)                    (9,117)

Balance at
December 31, 1998     318        1,268       452,621       69,037       523,244

Comprehensive Income:

Net income                                    47,717                     47,717

Net Unrealized Investment
Gains (Losses)                                           (137,128)     (137,128)

Comprehensive Loss                                                      (89,411)

Purchase and Retirement
of Stock              (10)     (1,281)       (15,375)                   (16,666)

Issuance of Shares
under Stock Option Plan            13                                        13

Dividends Paid to
Shareholders ($.345 per
share)                                       (10,712)                   (10,712)

Balance at
December 31, 1999   $308      $     0       $474,251     $(68,091)     $406,468


The accompanying notes are an integral part of these Consolidated
Financial Statements.


                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Years Ended December 31
                                            1999           1998          1997
                                                       (in thousands)


OPERATING ACTIVITIES:
  Net income                               $   47,717   $   49,224   $   61,292
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Benefit for deferred income taxes        (3,605)      (4,381)      (1,899)
      Depreciation and amortization               936        1,037          474
      Net accrual of discount on fixed
        maturities                             (8,469)      (8,806)      (4,181)
      Realized investment gains                (2,775)     (17,185)     (26,039)
  Changes in:
    Accrued investment income                  (3,507)       3,858        4,307
    Deferred policy acquisition costs          (5,198)      (2,375)      (2,872)
    Federal income tax recoverable              2,138       (4,740)           0
    Liability for future policy benefits       52,534       22,030       15,777
    Other items                               (10,468)      (1,629)         436

        Net Cash Provided by
          Operating Activities                 69,303       37,033       47,295

INVESTING ACTIVITIES:
  Fixed Maturities:
    Available for Sale:
      Acquisitions                           (434,070)    (377,730)    (338,058)
      Sales                                    53,524        2,602       29,325
      Maturities, calls and repayments        172,830      333,533      252,383
  Common Stocks:
    Acquisitions                              (21,038)     (12,880)     (18,722)
    Sales                                      27,533       46,435       68,377
  Decrease (increase) in short-term
    investments and policy loans               12,300       36,449      (24,112)
  Other Invested Assets:
    Additions to other invested assets        (48,413)     (93,837)    (110,760)
    Distributions from other invested assets   47,024       57,902       78,701
  Purchase of property and equipment             (172)        (289)        (409)
  Mortgage loan on real estate                    904          827          757
  Amounts due from security transactions       17,370      (20,170)           0

      Net Cash Used in
        Investing Activities                 (172,208)     (27,158)     (62,518)

FINANCING ACTIVITIES:
  Proceeds from Dollar Repurchase
     Agreements                             2,522,329    2,115,345    2,429,540
  Repayment of Dollar Repurchase
     Agreements                            (2,458,365)  (2,171,896)  (2,425,221)
  Proceeds from Reverse Repurchase
     Agreements                               (24,402)      24,402            0
  Proceeds from (repayment of) Senior Notes    50,000            0            0
  Proceeds from (repayment of) line
     of credit                                 (8,000)       3,000       15,000
  Increase (decrease) in policyholders'
    account balances                           71,173       33,884       20,355
  Repurchase of common stock                  (16,666)     (17,069)      (5,762)
  Deposits on policies to be issued             4,723         (497)       1,166
  Dividends paid to shareholders              (10,712)      (9,117)      (7,194)

      Net Cash Provided by (Used in)
        Financing Activities                  130,080      (21,948)      27,884

  Increase (Decrease) in Cash and Cash
    Equivalents                                27,175      (12,073)      12,661

Cash and Cash Equivalents at Beginning
of Year                                         1,407       13,480          819

Cash and Cash Equivalents at End of Year   $   28,582   $    1,407   $   13,480
Supplemental Cash Flow Disclosure:

Income Taxes Paid                          $   22,453   $   33,500   $   27,700

Interest Paid                              $    5,514   $    6,216   $    5,508


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

          On December 29, 1999, the Company announced the completion of the purchase of The Central National Life Insurance Company of Omaha ("Central National") from the Household Insurance Group Holding Company, a subsidiary of Household International, Inc. Central National which has assets of $10.5 million and capital and surplus of $10.5 million is licensed to market insurance products in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

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

          "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. In general, risks associated with such limited partnerships include those related to their underlying investments
(i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of December 31, 1999 and 1998. As of December 31, 1999, the Company was committed to contribute, if called upon, an aggregate of approximately $68.9 million of additional capital to certain of these limited partnerships.

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

          The Company's investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company. The investments are carried at cost less accumulated depreciation. Depreciation has been provided on a straight line basis at the rate of 4% per annum for one building and 5% per annum for the other. Accumulated depreciation amounted to $206,800 and $206,800 at December 31, 1999 and 1998, respectively, and related depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $0, $2,400 and $3,200, respectively.

     D.  Furniture and Equipment

          Furniture and equipment is carried at cost and depreciated on a straight line basis over a period of five to ten years except for automobiles which are depreciated over a period of three years. Accumulated depreciation amounted to $565,400 and $377,400 at December 31, 1999 and 1998,
respectively, and related depreciation expense for the years ended
December 31, 1999, 1998 and 1997 was $190,700, $160,900 and $163,700,
respectively.

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

          For the years ended December 31, 1999, 1998, and 1997, approximately 50.2%, 58.1% and 67.3%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York.

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

          Unamortized deferred policy acquisition costs for the years ended December 31, 1999 and 1998 are summarized as follows:

                                            1999        1998
                                             (in thousands)
     Balance at the beginning of year     $40,283     $37,685
     Current year's costs deferred         11,479       8,706
         Total                             51,762      46,391
     Less, amortization for the year        6,215       6,293
         Total                             45,547      40,098
     Change in amortization (benefit)
         related to unrealized gain
         (loss) in investments             (3,297)       (185)
     Balance at the end of the year       $48,844     $40,283

     G.  Future Policy Benefits

          Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on anticipated experience which, together with interest and expense assumptions, provide a margin for adverse deviation. Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. During the three years in the period ended December 31, 1999, interest rates used in establishing such liabilities range from 4.5% to 11% for life insurance liabilities and from 5.5% to 13.60% for annuity liabilities.

     H.  Policyholders' Account Balances

          Policyholders' account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less mortality and expense charges and withdrawals.

          These account balances are summarized as follows:

                                           1999         1998         1997
                                                   (in thousands)
Account balances at beginning of year   $1,314,784   $1,280,900   $1,260,545
Additions to account balances              238,535      209,601      209,568
         Total                           1,553,319    1,490,501    1,470,113
Deductions from account balances           167,362      175,717      189,213

Account balances at end of year         $1,385,957   $1,314,784   $1,280,900


          Interest rates credited to account balances ranged from 4% to 12.5% in 1999, 1998 and 1997.

     I.  Federal Income Taxes

          The Company and its subsidiaries file a consolidated Federal income tax return. The asset and liability method in recording income taxes on all transactions that have been recognized in the financial statements is used. Deferred income taxes are adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized.

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

     K.  Earnings Per Common Share

          Earnings per share (EPS) presented on the face on the consolidated statement of income has been calculated to reflect the adoption of SFAS No. 128 by the Company. Basic EPS is computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The weighted average number of common shares used to compute diluted EPS for the year ended December 31, 1999, 1998 and 1997 was 31,161,227, 32,073,388 and 32,736,202, respectively.
The dilution from the potential exercise of stock options outstanding did not change basic EPS.

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

          In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which amends SFAS 133 by deferring the effective date to fiscal years beginning after June 15, 2000. The Company has not yet completed its analysis to determine the impact of this statement on the Company's financial statements.

2.  INVESTMENTS

     The following information summarizes the components of net investment income and realized investment gains (losses).

Net Investment Income:
                                         Year Ended December 31
                                  1999            1998            1997
                                             (in thousands)
Fixed maturities                $163,112        $141,483        $134,740
Common stocks                        677           1,621           1,341
Short-term investments            14,081          16,537          14,368
Other investment income           36,777          33,281          48,797
                                 214,647         192,922         199,246

Less investment expenses           6,521           5,767           7,428

Net investment income           $208,126        $187,155        $191,818

     There were no fixed maturities which were non-income producing for more than twelve months at December 31, 1999 and 1998.

Realized Investment Gains (Losses):

                               Year Ended December 31,
                             1999        1998        1997
                                     (in thousands)
Fixed maturities         $  (1,273)     $ 3,144     $12,080
Common stocks                4,048       14,041      13,959
Total realized gains
 on investments          $   2,775      $17,185     $26,039

Unrealized Investment Gains (Losses):

                               Year Ended December 31,
                            1999        1998        1997
                                   (in thousands)
Fixed maturities         $ (88,359)     $110,178    $109,995
Common stocks                4,816         9,525      13,752
Unrealized investment
  gains (losses)         $ (83,543)     $119,703    $123,747
Amortization of deferred
  acquisition costs         10,195       (13,492)    (13,686)
Deferred federal income
  taxes                    (25,647)      (37,174)    (38,521)
Net unrealized investment
  gains (losses)           (68,091)       69,037      71,540
Change in net unrealized
  investment gains
  (losses)               $(137,128)     $ (2,503)   $ 31,246


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


December 31, 1999:

AVAILABLE FOR SALE:
                             Amortized  Gross Unrealized        Market
Type of Investment           Cost       Gains      Losses       Value
                                        (in thousands)


Fixed Maturities:
Bonds and Notes:
 United States government
   and government agencies
   and authorities          $  349,499   $ 5,042   $  (4,534)   $  350,007
 States, municipalities and
   political subdivisions       26,743     1,132        (400)       27,475
 Foreign governments            12,087     1,013           0        13,100
 Public utilities              130,538       900      (7,159)      124,279
 All other corporate bonds   1,325,404    29,059     (86,022)    1,268,441
Preferred stocks, primarily
 corporate                     206,439     3,234     (30,621)      179,052
Total Fixed Maturities:     $2,050,710   $40,380   $(128,736)   $1,962,354

Common Stocks               $   27,655   $ 5,977   $  (1,162)   $   32,470



December 31, 1998:

AVAILABLE FOR SALE:
                             Amortized    Gross Unrealized        Market
Type of Investment           Cost         Gains      Losses       Value
                                        (in thousands)


Fixed Maturities:
Bonds and Notes:
 United States government
   and government agencies
   and authorities          $  387,430    $ 20,361    $   (111)    $407,680
 States, municipalities and
   political subdivisions       26,707       4,153           0       30,860
 Foreign governments            12,100       1,950           0       14,050
 Public utilities              139,013      12,076           0      151,089
 All other corporate bonds   1,069,931      85,409      (6,816)   1,148,524
Preferred stocks, primarily
 corporate                     206,095       6,254     (13,098)     199,251
Total Fixed Maturities:     $1,841,276    $130,203    $(20,025)  $1,951,454

Common Stocks               $   24,715    $ 10,065    $   (540)  $   34,240


     The estimated fair value of fixed maturities available for sale at December 31, 1999, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                            Market Value
                                           (in thousands)

Due in one year or less                      $   21,803
Due after one year through five years           158,082
Due after five years through ten years          129,153
Due after ten years                           1,474,264
Total debt securities                         1,783,302
Preferred stock                                 179,052

Total                                        $1,962,354


     Proceeds from sales of fixed maturities during 1999, 1998 and 1997 were $305.4 million, $527.5 million and $718.4 million, respectively. During 1999, 1998 and 1997, respectively, gross gains of $14.0 million, $9.0 million and $16.4 million and gross losses of $1.4 million, $1.0 million and $4.5 million were realized on those sales.

     As of December 31, 1999, the Company's mortgage loans were collateralized by commercial office buildings in New York and Pennsylvania.

     There were no investments owned in any one issuer that aggregate 10% or more of shareholders' equity as of December 31, 1999.

     As of December 31, 1999 securities with a carrying value of approximately $5.1 million were on deposit with various state insurance departments to comply with applicable insurance laws.

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

3.  NOTES PAYABLE

     Notes payable at December 31, 1999 consist of $100 million, 7 7/8% Senior Notes ("Senior Notes") due February 15, 2009. Interest is payable February 15 and August 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of December 31, 1999, unamortized costs were $8.2 million. The total principal is due on February 15, 2009.

     Notes payable at December 31, 1998 consisted of $50 million, 9 1/2% Senior Notes, ("9 1/2% Senior Notes") due December 15, 2000. The Company repaid the
9 1/2% Senior Notes during March 1999 which resulted in an extraordinary charge to the Company's net income of $514 thousand, after income taxes of $276.5 thousand.

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

     The short-term note payable is a bank line of credit in the amount of $25,000,000 and provides for interest on borrowings based on market indices. At December 31, 1999 and 1998 the Company had $15,000,000 and $23,000,000
outstanding, respectively. The short-term note payable outstanding at December 31, 1999 and 1998 had a weighted average interest rate of 6.108% and 6.469%, respectively.

4.  SHAREHOLDERS' EQUITY

     The Company is authorized to issue 100,000,000 shares of its $.01 par value Common Stock. At December 31, 1999 30,814,591 shares were outstanding and at December 31, 1998 31,731,214 shares were outstanding.

     During 1999, the Company's Board of Directors increased the quarterly dividend rate to $.09 per share. During 1999, 1998 and 1997, the Company purchased and retired 918,300, 896,900 and 372,300 shares of common stock, respectively. The Company is authorized pursuant to a resolution of the Board of Directors to purchase an additional 417,000 shares of common stock.

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

     The New York Insurance Department has established informal guidelines for the Superintendent's determinations which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During 1999, 1998 and 1997, the Insurance Company paid dividends of $28.4 million, $49.4 million and $24.8 million, respectively, to the Company.

Other Comprehensive Income (loss)

For the years ended                                    Tax          After-
December 31,                                Pre-Tax    Expense/     Tax
                                            Amount     (Benefit)    Amount
                                                     (in thousands)

1999
Unrealized gains (losses) on
investment securities:
  Unrealized holding losses arising
     during year                           $(208,192)   $(72,868)   $(135,324)
  Less: reclassification adjustment for gains
     realized in net income                    2,775         971        1,804

Net unrealized investment gains (losses)   $(210,967)   $(73,839)   $(137,128)

1998
Unrealized gains on investment securities:
  Unrealized holding gains arising during
     year                                  $  15,739    $  5,509    $  10,230
  Less: reclassification adjustment for
     gains realized in net income             17,185       4,452       12,733

Net unrealized investment gains (losses)   $  (1,446)   $  1,057    $  (2,503)

1997
Unrealized gains on investment securities:
  Unrealized holding gains arising
     during year                           $  74,757    $ 26,165    $  48,592
  Less: reclassification adjustment for
     gains realized in net income             26,039       8,693       17,346

Net unrealized investment gains            $  48,718    $ 17,472    $  31,246

5.  EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

     (a)  Employee Retirement Plan

     The Company has a noncontributory defined benefit pension plan covering all eligible employees. The Company is both sponsor and administrator of this plan. The plan provides for pension benefits based on average pay and years of service.

                                             Year Ended December 31,
                                              1999           1998
                                                  (in thousands)
     Change in benefit obligation
     Benefit obligation (beginning of year)   $ 5,978      $ 5,923
     Service cost                                 338          438
     Interest cost                                347          388
     Actuarial gain                              (967)        (334)
     Benefits paid                             (1,340)        (437)
     Benefit obligation (end of year)           4,356        5,978

     Change in Plan assets
     Fair value of assets (beginning of year)   4,707        4,558
     Actual return on plan assets                 585          287
     Employer contribution                        305          299
     Benefits paid                             (1,340)        (437)
     Fair value of assets (end of year)         4,257        4,707

     Funded status                                (99)      (1,272)
     Unrecognized transition amount               112          140
     Unrecognized net actuarial loss           (1,885)        (824)
     Prepaid (accrued) benefit cost           $(1,872)     $(1,956)

     Weighted average assumptions

     Discount rate                               7.00%        7.00%
     Expected return on assets                   7.50         7.50
     Rate of compensation increase               3.00         3.00

     Components of net periodic benefit cost
     Service cost                             $   338      $   438
     Interest cost                                347          388
     Expected return on assets                   (362)        (350)
     Amortization of prior service cost            28           28
     Recognized net actuarial loss               (130)         (65)
     Net periodic benefit cost                $   221      $   439

     (b)  Employee Savings Plan

     The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to a maximum of 15% of their pre-tax earnings or the dollar limit as prescribed by IRC Section 415(d). A portion of participants' pre-tax earnings may be matched by the Company. For the years ended
December 31, 1999, 1998 and 1997, the Company's contribution was approximately $44,000, $43,300 and $43,700, respectively.

     (c)  Employee Stock Option Plan

     The Company has adopted an incentive stock option plan recommended by the Board of Directors and approved by the shareholders. This plan grants options to purchase up to 1,000,000 shares of common stock of the Company to officers and key employees. Option prices are 100% of the fair market value at date of grant. The following schedule shows all options granted, exercised, expired and exchanged under the Company's Incentive Stock Option Plan as of December 31, 1999.

     Information relating to the options is as follows:

                                              Option Price
                                        Number     Amount        Total
                                        of Shares  Per Share     Price

        Outstanding, January 1, 1997      49,400    $ 9.08       448,748
          Granted                         66,150     17.49     1,180,706
          Exercised                       (1,014)     9.69        (9,826)
          Cancelled                       (2,525)    12.43       (31,398)

        Outstanding, December 31, 1997    112,011   $14.20    $1,588,230
          Granted                          80,700    18.13     1,462,688
          Exercised                        (6,565)    8.29       (54,402)
          Cancelled                       (10,886)   14.54      (158,328)

        Outstanding, December 31, 1998    175,260   $16.19    $2,838,188
          Granted                          74,250    17.19     1,276,172
          Exercised                        (1,677)   10.82       (18,149)
          Cancelled                        (5,411)   17.53       (94,869)

        Outstanding, December 31, 1999    242,422   $16.51    $4,001,342

     At December 31, 1999, 74,605 options for shares of common stock were exercisable.

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per common share for the years ended December 31, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

     Net income (in thousands)        Year Ended December 31,
                                      1999      1998      1997

          As reported               $47,717   $49,224   $61,292
          Pro forma                  47,625    49,114    61,188

     Earnings per common share

          As reported               $1.53     $1.53     $1.87
          Pro forma                  1.53      1.53      1.87

     The fair value of options granted under the Company's fixed stock option plan during 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 1.96%, expected volatility of 49.0%, risk free interest rate of 7.0%, and expected lives of 4 years.

6.  INCOME TAXES

     The following is a reconciliation of income taxes computed using the Federal statutory rate with the provision for income taxes for the years ended December 31,:

                                              1999       1998       1997
                                                   (in thousands)
        Provision for income taxes computed
         at Federal statutory rate          $24,322    $25,111    $31,695

        Increase (decrease) in income taxes
         resulting from:
        Utilization of prior unrecognized
         deferred tax asset relating to
         investment losses                        0       (306)      (868)
        Losses producing no current benefit     514        784         81
        Other                                (3,575)    (3,068)    (1,642)

         Provision for Federal
         income taxes                       $21,261    $22,521    $29,266


     The Company provides for deferred income taxes resulting from temporary differences which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

                                              1999        1998       1997
                                                     (in thousands)
        Deferred policy acquisition costs    $ 1,374    $   621     $   341
        Policyholders' account balances           (3)       (21)          5
        Investment adjustments                (3,411)    (1,236)       (481)
        Insurance reserves                      (830)    (2,422)       (924)
        Other                                   (735)    (1,323)       (840)

        Deferred Federal income tax benefit  $(3,605)   $(4,381)    $(1,899)


     Deferred federal income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss carryforwards. Significant components of the Company's net deferred federal tax (asset) liability as of December 31, 1999 and 1998 are as follows (in thousands):

                                                  1999          1998
         Deferred federal income tax asset:
           Investments                         $(10,650)     $ (7,239)
           Net unrealized investment losses     (25,647)           0
           Insurance reserves                    (9,760)       (8,930)
           Operating loss carryforwards          (2,534)       (1,517)
           Other                                   (224)         (179)
                                                (48,815)      (17,865)
           Valuation allowance                    4,230         3,904
           Net deferred federal income
             tax asset                         $(44,585)     $(13,961)

         Deferred federal income tax liability:
           Deferred policy acquisition costs   $ 18,302      $ 16,927
           Net unrealized investment gains            0        37,174
           Policyholder account balances             66            69
           Other                                    606           606
         Deferred federal income tax liability   18,974        54,776
         Net deferred federal income tax
           (asset) liability                   $(25,611)     $ 40,815

     The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the years ended December 31, 1999 and 1998 primarily reflect the reduction in the deferred tax asset as a result of the utilization of previously unrecognized investment losses.

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

     The Company has net operating loss carryforwards of approximately $11,138,000 at December 31, 1999 of which $1,150,000 expire in 2010;
$1,671,000 in 2011; $4,120,000 in 2013; and $4,197,000 in 2014.

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

     Reinsurance ceded from the Insurance Company to Life Reassurance Corporation of America and Swiss Re Life & Health America Inc. at December 31, 1999 and 1998 consists of coinsurance agreements aggregating face amounts of $201.5 million and $203.1 million, respectively, representing the amount of individual life insurance contracts that were ceded to the reinsurers. The term "coinsurance" refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy to be reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

     Premiums ceded for 1999, 1998 and 1997 amounted to approximately $4.7 million, $4.4 million, and $4.5 million, respectively.

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

                                   For the years ended December 31,

                                      1999       1998        1997
                                             (in thousands)

     Statutory surplus              $298,029    $287,286    $296,725
     Statutory net income           $ 47,798    $ 52,105    $ 57,081

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

Because it is not practicable to obtain an independent valuation for each limited partnership interest for purposes of disclosure, the market value of a limited partnership interest is estimated to approximate the carrying value. As of December 31, 1999, the Company was committed to contribute, if called upon, an aggregate of approximately $68.9 million of additional capital to certain of these limited partnerships. The market value of short-term investments, mortgage loans and policy loans is estimated to approximate the carrying value.

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

December 31, 1999                      Carrying Value    Estimated Fair Value
Assets                                          (in thousands)
  Fixed Maturities:
    Available for Sale                   1,962,354          1,962,354
  Common Stock                              32,470             32,470
  Mortgage Loans                            16,134             16,134
  Policy Loans                              17,580             17,580
  Cash and Short-Term Investments          244,471            244,471
  Other Invested Assets                    245,486            245,486

Liabilities
  Policyholders' Account Balances        1,385,957          1,272,349
  Note Payable                             100,000             91,089
  Short-Term Note Payable                   15,000             15,000


December 31, 1998                       Carrying Value    Estimated Fair Value
Assets                                            (in thousands)
  Fixed Maturities:
    Available for Sale                   1,951,454          1,951,454
  Common Stock                              34,240             34,240
  Mortgage Loans                            17,038             17,038
  Policy Loans                              17,879             17,879
  Cash and Short-Term Investments          229,297            229,297
  Other Invested Assets                    244,097            244,097

Liabilities
  Policyholders' Account Balances        1,314,784          1,306,665
  Note Payable                              50,000             51,125
  Short-Term Note Payable                   23,000             23,000

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is presented below. Certain amounts have been reclassified to conform to the current year's presentation.

                                       Three Months Ended
         1999               March 31    June 30    September 30   December 31
                                  (in thousands, except per share)


   Premiums and other
    insurance revenues      $10,467     $19,379     $16,485         $20,828
   Net investment income     50,989      49,338      50,099          57,700
   Realized investment
    gains (losses)            2,480      (1,725)        751           1,269
   Total revenues            63,936      66,992      67,335          79,797
   Benefits and expenses     46,776      53,766      50,546          57,480
   Net income                10,548<F1>   9,484      12,695          14,990

   Earnings per share       $   .33<F1> $   .30    $    .41         $   .49

<F1> Includes extraordinary loss of $514 thousand or $.02 per share.


                                        Three Months Ended
         1998               March 31    June 30   September 30  December 31
                                 (in thousands, except per share)


   Premiums and other
    insurance revenues      $10,366     $ 9,929    $ 6,358        $11,213
   Net investment income     52,422      57,654     35,716         41,363
   Realized investment
    gains                     2,006       7,063      5,018          3,098
   Total revenues            64,794      74,646     47,092         55,674
   Benefits and expenses     44,357      46,265     39,169         40,670
   Net income                13,672      18,497      6,512         10,543

   Earnings per share       $   .42     $   .58    $   .20        $   .33


                                                  Schedule II

         PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            BALANCE SHEETS
                            (in thousands)


                                                   December 31,
                                                1999         1998


ASSETS:
  Investment in subsidiaries at equity       $417,647      $514,431
  Cash in bank                                  5,115           394
  Real estate, net                                 35            36
  Fixed maturities, available for sale         55,289        14,524
  Investments, common stocks                    3,028         1,765
  Short-term investments                            0        24,526
  Other invested assets                        30,532        36,642
  Amount due from security transactions             0         4,000
  Deferred debt issue costs                     8,213             0
  Other assets                                  3,850        11,598

        TOTAL ASSETS                         $523,709      $607,916

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable, accrued expenses
     and taxes                               $      0      $    148
  Notes payable, long term                    100,000        50,000
  Short-term note payable                      15,000        23,000
  Other liabilities                             2,241        11,524

        TOTAL LIABILITIES                     117,241        84,672

Total Shareholders' Equity                    406,468       523,244

  TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                 $523,709      $607,916


                                                        Schedule II

        PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        STATEMENTS OF INCOME
                           (in thousands)

                                          Year Ended December 31,

                                        1999        1998       1997


REVENUES:
 Income from rents                   $   739     $   739    $   739
 Investment income                     5,771       1,289      5,460
 Realized investment losses             (703)       (302)      (933)
 Other income                              0           0        720

Total Revenues                         5,807       1,726      5,986

EXPENSES:
 Operating and administrative            590         816        517
 Interest                              8,960       7,124      5,850

Total Expenses                         9,550       7,940      6,367

Loss before federal income taxes and
 equity in income of subsidiaries     (3,743)     (6,214)      (381)

Federal income tax benefit            (2,139)       (922)      (926)

Income (loss) before equity in income
 of subsidiaries                      (1,604)     (5,292)       545

Equity in income of subsidiaries
 before deducting dividends received  49,835      54,516     60,747

Income before extraordinary item      48,231      49,224     61,292

Extraordinary item - loss on
retirement of debt net of tax benefit
of $276.5                              (514)           0          0

Net income                          $47,717      $49,224    $61,292


                                                          Schedule II

            PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          STATEMENTS OF CASH FLOWS
                               (in thousands)


                                                   Year Ended December 31,
                                                 1999        1998        1997


Operating Activities:
  Net income                                  $ 47,717    $ 49,224    $ 61,292
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Realized investment losses                   703         302         933
      Depreciation and amortization                745         876         299
      Equity in income of subsidiary
         companies                             (49,835)    (54,516)    (60,747)
      Deferred Federal income taxes               (816)        159         (99)
      Dividends from subsidiaries               29,715      50,150      24,800
  Changes in:
      Accrued investment income                   (545)      1,561         165
      Accounts payable and accrued expenses       (148)       (749)       (536)
      Other assets and liabilities              (2,249)     (3,738)       (751)

       Net Cash Provided By
       Operating Activities                     25,287      43,269      25,356

Investing Activities:
  Purchase of fixed maturities                 (55,694)     (8,063)     (1,988)
  Sale of fixed maturities                       4,627       3,923       1,000
  Common stock acquisitions                     (5,976)          0           0
  Common stock sales                             5,639         302           0
  Acquisition of subsidiary                    (14,420)          0           0
  Other invested asset additions                     0      (2,138)    (37,846)
  Other invested asset distributions             6,110       8,088      10,000
  Decrease (increase) in short-term
    investments                                 24,526     (21,831)      1,394

       Net Cash Used In
       Investing Activities                    (35,188)    (19,719)    (27,440)

Financing Activities:
  Dividends to shareholders                    (10,712)     (9,117)     (7,194)
  Proceeds from (repayment of) line of credit   (8,000)      3,000      15,000
  Repurchase of common stock                   (16,666)    (17,068)     (5,762)
  Proceeds from (repayment of) Senior Notes     50,000           0           0

       Net Cash Provided By (Used In)
       Financing Activities                     14,622     (23,185)     (2,044)

       Increase (Decrease) in Cash               4,721         365         (40)

Cash at Beginning of Year                          394          29          69

Cash at End of Year                           $  5,115    $    394    $     29


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
Segment            Costs                Balances               Premiums


Year Ended
December 31, 1999
    Life Insurance $ 7,916              $  140,886             $0
    Annuity         40,928               1,754,168              0
    Accident and
    Health               0                     543              0
    Total          $48,844              $1,895,597             $0

Year Ended
December 31, 1998
    Life Insurance $ 7,716              $  133,189             $0
    Annuity         32,567               1,637,667              0
    Accident and
    Health               0                      11              0
    Total          $40,283              $1,770,867             $0

Year Ended
December 31, 1997
    Life Insurance $ 7,647              $  128,994             $0
    Annuity         30,037               1,585,682              0
    Accident and
    Health               0                      24              2
    Total          $37,684              $1,714,700             $2


Column A           Column E             Column F               Column F-1
                   Other
                   Policy                                      Mortality,
                   Claims                                      Surrender
                   and                                         and Other
                   Benefits             Premium                Charges to
Segment            Payable              Revenue                Policyholders

Year Ended
December 31, 1999
    Life Insurance $   221              $    4,289             $1,635
    Annuity              0                  54,376                924
    Accident and
    Health               0                     232                  0
    Total          $   221              $   58,897             $2,559

Year Ended
December 31, 1998
    Life Insurance $   165              $    4,083             $1,603
    Annuity              0                  28,140                497
    Accident and
    Health               0                       3                  0
    Total          $   165              $   32,226             $2,100

Year Ended
December 31, 1997
    Life Insurance $   281              $    3,973             $1,530
    Annuity              0                  19,655                458
    Accident and
    Health               0                       3                  0
    Total          $   281              $   23,631             $1,988


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
Segment            Income               Expenses                Costs

Year Ended
December 31, 1999
    Life Insurance $ 12,556             $   15,343             $  915
    Annuity         195,563                165,088              5,300
    Accident and
    Health                7                    164                  0
    Total          $208,126             $  180,595             $6,215

Year Ended
December 31, 1998
    Life Insurance $ 11,325             $   12,950             $  800
    Annuity         175,829                133,198              5,493
    Accident and
    Health                1                    (12)                 0
    Total          $187,155                146,136             $6,293

Year Ended
December 31, 1997
    Life Insurance $ 11,416             $   12,114             $1,100
    Annuity         180,401                124,431              5,481
    Accident and
    Health                1                      8                  0
    Total          $191,818             $  136,553             $6,581


Column A           Column J             Column K
                   Other
                   Operating            Premiums
Segment            Expenses             Written

Year Ended
December 31, 1999
    Life Insurance $ 5,402
    Annuity          7,310
    Accident and
    Health              97              $232
    Total          $12,809

Year Ended
December 31, 1998
    Life Insurance $ 4,319
    Annuity          6,563
    Accident and
    Health              26              $3
    Total          $10,908

Year Ended
December 31, 1997
    Life Insurance $ 2,738
    Annuity          5,405
    Accident and
    Health              19              $3
    Total          $ 8,162


PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES                  Schedule IV
REINSURANCE  (in thousands)


Column A                        Column B       Column C      Column D
                                                             Assumed
                                               Ceded to      From
                                Gross          Other         Other
                                Amount         Companies     Companies


Year Ended December 31, 1999
Life Insurance in Force         $  791,236     $ 445,898     $ 439,967

Premiums:
Life Insurance                  $    8,450     $   4,552     $     391
Annuity                             54,376             0             0
Accident and Health Insurance        1,148           916             0

Total                           $   63,974     $   5,468     $     391

Year Ended December 31, 1998
Life Insurance in Force         $  772,806     $ 438,827     $ 453,299

Premiums:
Life Insurance                  $    7,995     $   4,321     $     409
Annuity                             28,140             0             0
Accident and Health Insurance            3             0             0

Total                           $   36,138     $   4,321     $     409

Year Ended December 31, 1997
Life Insurance in Force         $  823,257     $ 476,248     $ 452,480

Premiums:
Life Insurance                  $    8,065     $   4,512     $     420
Annuity                             19,655             0             0
Accident and Health Insurance            3             0             0

Total                           $   27,723     $   4,512     $     420


Column A                        Column E       Column F
                                               Percentage
                                               of Amount
                                Net            Assumed
                                Amount         to Net

Year Ended December 31, 1999
Life Insurance in Force         $ 785,305      56.02

Premiums:
Life Insurance                      4,289       9.12
Annuity                            54,376          0
Accident and Health Insurance         232          0

Total                           $  58,897

Year Ended December 31, 1998
Life Insurance in Force         $ 787,278      57.58

Premiums:
Life Insurance                  $   4,083      10.02
Annuity                            28,140          0
Accident and Health Insurance           3          0

Total                           $  32,226

Year Ended December 31, 1997
Life Insurance in Force         $ 799,489      56.60

Premiums:
Life Insurance                  $   3,973      10.57
Annuity                            19,655          0
Accident and Health Insurance           3          0

Total                           $  23,631

Note:  Reinsurance assumed consists entirely of Servicemen's Group Life
Insurance.
