Form 10-Q
period 2000-03-31
PRESIDENTIAL LIFE CORP
filed 2000-05-08
CIK 80124

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

     There were 30,394,853 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on May 4, 2000.

                                      INDEX


Part I - Financial Information                                       Page No.

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets (Unaudited) March 31, 2000
     and December 31, 1999.........................................      3

     Consolidated Statements of Income (Unaudited) - For
     the Three Months Ended March 31, 2000 and 1999................      4

     Consolidated Statements of Shareholders'
     Equity (Unaudited) - For the Three Months Ended
     March 31, 2000 and 1999.......................................      5

     Consolidated Statements of Cash Flows (Unaudited) - For
     the Three Months Ended March 31, 2000 and 1999................      6

      Condensed Notes to (Unaudited) Consolidated Financial Statements.. 7-9

     Independent Accountants' Review Report............................  10

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........   11-18


Part II - Other Information.........................................      19

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


                PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                     March 31,     December 31,
                                                       2000           1999
                                                    (UNAUDITED)


ASSETS:
Investments:
   Fixed maturities:
    Available for sale at market (Cost of
     $2,124,603 and $2,050,710, respectively)         $2,071,761    $1,962,354
   Common stocks (Cost of $25,661
     and $27,655, respectively)                           30,487        32,470
   Mortgage Loans                                         15,802        16,134
   Real Estate                                               415           415
   Policy Loans                                           17,767        17,580
   Short-term investments                                245,548       215,889
   Other invested assets                                 242,716       245,486
          Total investments                            2,624,496     2,490,328

Cash and cash equivalents                                 (3,023)       28,582
Accrued investment income                                 34,604        27,816
Amounts due from security transactions                         0         2,800
Deferred federal income taxes                             15,576        25,611
Federal income tax recoverable                                 0         2,602
Deferred policy acquisition costs                         54,951        48,844
Furniture and equipment, net                                 681           674
Amounts due from reinsurers                                9,697         9,940
Other assets                                              12,217        12,443
Assets held in separate account                            4,032         4,025
          TOTAL ASSETS                                $2,753,231    $2,653,665

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
   Policyholders' account balances                    $1,438,548    $1,385,957
   Future policy benefits:
    Annuity                                              463,841       449,732
    Life and accident and health                          56,759        55,789
   Other policy liabilities                                4,193         4,340
          Total policy liabilities                     1,963,341     1,895,818
Dollar Repurchase Agreements                             208,751       212,614
Notes payable                                            100,000       100,000
Short-term note payable                                   23,000        15,000
Federal Income tax payable                                 1,437             0
Deposits on policies to be issued                          6,738         6,662
General expenses and taxes accrued                         6,726         8,641
Other liabilities                                          4,373         4,437
Liabilities related to separate account                    4,032         4,025
          Total liabilities                            2,318,398     2,247,197

Shareholders' Equity:
   Capital stock ($.01 par value; authorized
    100,000,000 shares; issued and outstanding,
    30,411,853 shares in 2000 and 30,814,591
    shares in 1999                                           304           308
    Accumulated other comprehensive loss                 (39,698)      (68,091)
   Retained earnings                                     474,227       474,251

          Total Shareholders' Equity                     434,833       406,468

          TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                  $2,753,231    $2,653,665

The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



           PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except share data)

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                     (UNAUDITED)
                                                 2000             1999


REVENUES:
 Insurance Revenues:
    Premiums                                 $       376        $       352
    Annuity considerations                        15,687              8,818
    Universal life and investment
     type policy fee income                           14                493
 Net investment income                            58,312             50,989
 Realized investment gains                        (4,864)             2,480
 Other income                                      1,416                804

         TOTAL REVENUES                           70,941             63,936

BENEFITS AND EXPENSES:
 Death and other life insurance benefits           2,038              1,783
 Annuity benefits                                 11,453             10,204
 Interest credited to policyholders'
     account balances                             20,474             19,113
 Interest expense on notes payable                 2,565              2,381
 Other interest and other charges                    134                 77
 Increase in liability for future
     policy benefits                              14,033              8,080
 Commissions to agents, net                        4,664              1,305
 General expenses and taxes                        3,387              3,456
 Change in deferred policy acquisition costs      (2,144)               377

         TOTAL BENEFITS AND EXPENSES              56,604             46,776

Income before income taxes                        14,337             17,160

Provision (benefit) for income taxes
 Current                                           6,102              6,405
 Deferred                                         (1,013)              (307)
                                                   5,089              6,098
Income before extraordinary item                   9,248             11,062

Extraordinary item - loss on retirement of
debt, net of income tax benefit of $276.5              0               (514)

NET INCOME                                   $     9,248        $    10,548

Earnings per common share before
extraordinary item                                   .30                .35

Extraordinary item                                   .00               (.02)

Earnings per common share                    $       .30        $       .33

Weighted average number of shares
outstanding during the period                 30,638,477         31,478,121

The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                          Accumulated
                               Additional                 Other
                    Capital    Paid-in-     Retained      Comprehensive
                    Stock      Capital      Earnings      Income (Loss)   Total


Balance at
January 1, 1999      $318      $ 1,268      $452,621      $ 69,037     $523,244

Comprehensive Income:

Net income                                    10,548                     10,548

Net Unrealized Investment
Losses                                                     (21,341)     (21,341)

Comprehensive Loss                                                      (10,793)

Purchase and
Retirement
of Stock               (6)      (1,268)       (8,882)                   (10,156)

Dividends Paid to
Shareholders ($.075
per share)                                    (2,361)                    (2,361)

Balance at
March 31, 1999       $312     $     0       $451,926      $ 47,696     $499,934


Balance at
January 1, 2000      $308     $     0       $474,251      $(68,091)    $406,468

Comprehensive Income:

Net income                                     9,248                      9,248

Net Unrealized Investment
Gains                                                       28,393       28,393

Comprehensive Income                                                     37,641

Purchase and
Retirement
of Stock               (4)          0         (6,516)                    (6,520)

Dividends Paid to
Shareholders ($.09
per share)                                    (2,756)                    (2,756)

Balance at
March 31, 2000       $304    $     0        $474,227      $(39,698)    $434,833

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.



               PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                                     THREE MONTHS ENDED
                                                          MARCH 31
                                                         (UNAUDITED)

                                                        2000          1999


OPERATING ACTIVITIES:
   Net income                                        $   9,248     $  10,548
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Benefit for deferred income taxes                (1,013)         (307)
       Depreciation and amortization                       340           120
       Net accrual of discount on fixed maturities      (2,352)       (1,988)
       Realized investment (gains) losses                4,864        (2,480)
   Changes in:
       Accrued investment income                        (6,788)       (8,359)
       Deferred policy acquisition costs                (2,144)          377
       Federal income tax recoverable                    2,602         4,740
       Liability for future policy benefits             15,079         8,321
       Other items                                        (571)       (5,082)

         Net Cash Provided By Operating Activities      19,265         5,890
INVESTING ACTIVITIES:
   Fixed Maturities:
    Available for Sale:
       Acquisitions                                    (92,512)     (166,875)
       Maturities, calls and repayments                      0        58,462
       Sales                                            17,335        37,271
   Common Stocks:
       Acquisitions                                     (1,632)       (3,192)
       Sales                                             2,413         6,821
   Increase in short term investments
    and policy loans                                   (29,846)      (31,024)
   Other Invested Assets:
    Additions to other invested assets                  (6,197)      (10,499)
    Distributions from other invested assets             8,967         2,430
   Purchase of property and equipment                      (58)          (65)
   Mortgage loan on real estate                            332           220
   Amount due from security transactions                 2,800        20,170

         Net Cash Used In Investing Activities         (98,398)      (86,281)
FINANCING ACTIVITIES:
   Proceeds from Dollar Repurchase Agreements          627,826       586,488
   Repayment of Dollar Repurchase Agreements          (631,689)     (516,476)
   Repayment of Reverse Repurchase Agreements                0       (24,402)
   Proceeds from (repayment of) line of credit           8,000       (13,000)
   Proceeds from (repayment of) Senior Note                  0        50,000
   Repurchase of Common Stock                           (6,520)      (10,156)
   Increase in policyholders' account balances          52,591         5,069
   Deposits on policies to be issued                        76         3,822
   Dividends paid to shareholders                       (2,756)       (2,361)

         Net Cash Provided By Financing Activities      47,528        78,984

   Decrease in Cash and Cash
    Equivalents                                        (31,605)       (1,407)

Cash and Cash Equivalents at Beginning of Period        28,582         1,407

Cash and Cash Equivalents at End of Period           $  (3,023)    $       0

Supplemental Cash Flow Disclosure:

   Income Taxes Paid                                 $   2,063     $      63

   Interest Paid                                     $   4,068     $   1,528

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

   B.  Basis of Presentation and Principles of Consolidation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1999. Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current year.

   C.  Investments

       Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs of approximately $6.3 million and $10.2 million, and deferred Federal income taxes of approximately $(16.3) million and $(25.6) million, at March 31, 2000 and December 31, 1999, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

       "Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of March 31, 2000 and December 31, 1999. As of March 31, 2000, the Company was committed to contribute, if called upon, an aggregate of approximately $64.5 million of additional capital to certain of these limited partnerships.

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

   E.  Earnings Per Common Share ("EPS")

       Basic EPS is computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The weighted average number of common shares used to compute diluted EPS for the three months ended March 31, 2000 and 1999 was 30,638,477 and 31,478,121, respectively. The dilution from the potential exercise of stock options outstanding did not change basic EPS.

   F.  New Accounting Pronouncements

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities" (SFAS 133).   SFAS 133 establishes accounting and reporting
standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It also establishes specific conditions that must be met in order for a derivative to be recognized as a hedge of certain exposures. In June 1999, the FASB issued Statement of Financial Account Standards No. 137, which amends SFAS 133 by deferring the effective date for fiscal years beginning after June 15, 2000. The Company has not yet completed its analysis to determine the impact of this statement on the Company's financial statements.

2.  INVESTMENTS

    Securities with a carrying value of approximately $11.5 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3.  NOTES PAYABLE

    Notes payable at March 31, 2000 and December 31, 1999 consist of $100 million, 7 7/8% Senior Notes ("Senior Notes") due February 15, 2009. Interest is payable February 15 and August 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of March 31, 2000, such unamortized costs were $7.96 million. The total principal is due on February 15, 2009.

    The Company repaid the $50 million, 9 1/2% Senior Notes during March 1999 which resulted in an extraordinary charge of $514 thousand, after income taxes.

    The Company has one line of credit in the amount of $25,000,000 and provides for interest on borrowings based on market indices. At March 31, 2000 the Company had $23,000,000 outstanding under the line of credit.

4.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

    The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the three months ended March 31, 2000 reflect the reduction in the deferred income tax asset as of March 31, 2000.
The Company's effective tax rate for each of the three months ended March 31, 2000 and 1999 was 35.5%.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Presidential Life Corporation
Nyack, New York 10960

We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of March 31, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
New York, New York

April 25, 2000

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

    The Insurance Company is rated "A- (Excellent)" by A.M. Best.

    Results of Operations

    Comparison of three months ended March 31, 2000 compared to three months ended March 31, 1999.

    Revenues

    Annuity Considerations and Life Insurance Premiums

    Total annuity considerations and life insurance premiums increased to approximately $16.1 million for the three months ended March 31, 2000 from approximately $9.2 million for the three months ended March 31, 1999, an increase of approximately $6.9 million. Of this amount, annuity considerations increased to approximately $15.7 million for the three months ended March 31, 2000 from approximately $8.8 million for the three months ended March 31, 1999, an increase of approximately $6.9 million. In accordance with generally accepted accounting principles, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $88.0 million and approximately $24.0 million during the three months ended March 31, 2000 and March 31, 1999, respectively. Management believes that the increase in annuity considerations is due to the successful expansion of our Marketing Department and new product sales. Beginning in 1996, the Company added regional sales directors in various states. These regional sales directors have added new general agents which have generated sales.

Policy Fee Income

    Universal life and investment type policy fee income was approximately $14 thousand for the three months ended March 31, 2000, as compared to approximately $493 thousand for the three months ended March 31, 1999. This represents approximately a $479 thousand decrease.

    Net Investment Income

    Net investment income totaled approximately $58.31 million during the first three months of 2000, as compared to approximately $50.99 million during the first three months of 1999. This represents an increase of approximately $7.3 million. Investment income from "other invested assets" totaled approximately $11.6 million during the first three months of 2000, as compared to approximately $8.57 million during the first three months of 1999. The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended March 31, 2000 and March 31, 1999 was approximately 10.25% and 8.97%, respectively.

    Realized Investment Gains and Losses

    Realized investment gains (losses) amounted to a loss of approximately $4.9 million during the first three months of 2000, as compared to a gain of approximately $2.5 million during the first three months of 1999. Realized investment gains were offset by realized investment losses of approximately $5.3 million and $2.2 million for the three months ended March 31, 2000 and March 31, 1999, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. Realized investment gains result from sales of certain equities and convertible securities, and calls and sales of securities in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield investment gains in future periods.

    Total Benefits and Expenses

    Total benefits and expenses for the three months ended March 31, 2000 aggregated approximately $56.6 million, as compared to approximately $46.8 million for the three months ended March 31, 1999.
This represents an increase of $9.8 million from the first quarter of 1999.

    Interest Credited and Benefits to Policyholders

    Interest credited and other benefits to policyholders amounted to approximately $48.1 million for the three months ended March 31, 2000, as compared to approximately $39.3 million for the three months ended March 31, 1999. The increase is attributable to a higher level of policyholder account balances as a result of the increase in annuity considerations received during the period.

    The Insurance Company's average credited rate for reserves and account balances for the three months ended March 31, 2000 and 1999 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

    Interest Expense on Notes Payable

    The interest expense on the Company's notes payable amounted to approximately $2.6 million for the three months ended March 31, 2000, and approximately $2.4 million for the three months ended March 31, 1999. The increase in interest expense in the first quarter of 2000 is attributable to the increase in the Company's senior note payable and the short-term notes payable.

    General Expenses, Taxes and Commissions

    General expenses, taxes and commissions to agents totaled approximately $8.1 million for the three months ended March 31, 2000, as compared to approximately $4.8 million for the three months ended March 31, 1999. This represents approximately an increase of $3.3 million. The increase principally is attributable to higher commissions and related expenses incurred in the first quarter of 2000 associated with the higher level of sales in 2000.

    Deferred Policy Acquisition Costs

    The change in Deferred Policy Acquisition Costs for the three months ended March 31, 2000 resulted in a credit of approximately $2.1 million, as compared to a charge of approximately $377 thousand for the three months ended March 31, 1999. The change is due to the increase in costs associated with recent new product sales which have been deferred and are amortized in proportion to the recognition of earned revenue.

    Income Before Income Taxes

    For the reasons discussed above, income before income taxes amounted to approximately $14.3 million for the three months ended March 31, 2000, as compared to approximately $17.2 million for the three months ended March 31, 1999.

    Income Taxes

    Income tax expense was $5.1 million for the first three months of 2000 as compared to approximately $6.1 million for the first three months of 1999. This decrease is primarily attributable to higher operating income before income taxes partially offset by realized capital losses for the three months ended March 31, 2000.

    Net Income

    For the reasons discussed above, the Company had net income of approximately $9.25 million during the three months ended March 31, 2000 and net income of approximately $10.55 million during the three months ended March 31, 1999.

    Liquidity and Capital Resources

    The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company. During the first quarter of 2000, the Company's Board of Directors declared a quarterly cash dividend of $.09 per share payable on April 3, 2000. During the first quarter of 2000 the Company purchased and retired 403,000 shares of common stock.

    The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance
Company is subject to restrictions on the payment of dividends under New York law. New York law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance
Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first quarter of 2000 and 1999, the Insurance
Company did not pay dividends to the Company.  During the fiscal year
1999, the Insurance Company paid dividends of $28.4 million to the Company.

    Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $19.3 million and $5.9 million during the three months ended March 31, 2000 and 1999, respectively. Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $98.4 million, and $86.3 million during the three months ended March 31, 2000 and 1999, respectively.

    For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company are also considered to be a financing activity. In addition, as previously discussed, the Company participates in dollar roll repurchase agreements which are considered to be a financing activity. Net cash provided by the Company's financing activities amounted to approximately $47.5 million, and $78.98 million during the three months ended March 31, 2000 and 1999, respectively. This fluctuation primarily is attributable to the new Senior Note, higher policyholder account balances, and an increase in borrowings under the company's line of credit at March 31, 2000, partially offset by the decrease in dollar roll repurchase agreements and reverse repurchase agreements outstanding.

    The Company currently has one bank line of credit for $25 million of which $23 million is used at March 31, 2000.

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

    To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 8.9% and 8.14% as of March 31, 2000, and December 31, 1999, respectively). The weighted average duration of the Company's debt portfolio was approximately six years as of March 31, 2000. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

    The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of March 31, 2000 and December 31, 1999, approximately
7.69 and 8.37%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

    The Company maintains a portfolio which includes below investment grade fixed maturity debt securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of March 31, 2000 and December 31, 1999, the carrying value of these securities was approximately $198.8 million and $187.7 million, respectively, (representing approximately 7.2% and 7.1% of the Company's total assets and 45.7% and 46.2%, respectively, of shareholders' equity).

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

    As of March 31, 2000, approximately 9.25% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $64.5 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

    As previously discussed, the Company participates in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $208.8 million and $212.6 million at March 31, 2000 and December 31, 1999, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 4, 2000, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    a)  Exhibits

       None

    b)  Reports on Form 8-K

       During the quarter ended March 31, 2000, the Company did not file a current report on Form 8-K.

                 PRESIDENTIAL LIFE CORPORATION
                         MARCH 31, 2000

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Presidential Life Corporation
                                        (Registrant)

Date:  May 5, 2000              /s/ Herbert Kurz
                                Herbert Kurz, President and Duly
                                Authorized Officer of the Registrant

Date:  May 5, 2000              /s/ Michael V. Oporto
                                Michael V. Oporto, Principal
                                Accounting Officer of the Registrant