Form 10-Q
period 2000-06-30
PRESIDENTIAL LIFE CORP
filed 2000-08-14
CIK 80124

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

     There were 30,087,203 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on August 11, 2000.

                                      INDEX

Part I - Financial Information                                    Page No.

Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets June 30,
   2000 (Unaudited) and December 31, 1999. . . . . . . . . . . . . . .3

   Consolidated Statements of Income (Unaudited) - For
   the Six Months Ended June 30, 2000 and 1999 . . . . . . . . . . . .4

   Consolidated Statements of Income (Unaudited) - For
   the Three Months Ended June 30, 2000 and 1999 . . . . . . . . . . .5

   Consolidated Statements of Shareholders'
   Equity (Unaudited) - For the Six Months Ended
   June 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . .6

   Consolidated Statements of Cash Flows (Unaudited) - For
   the Six Months Ended June 30, 2000 and 1999 . . . . . . . . . . . .7

   Condensed Notes to Unaudited Consolidated Financial
   Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . 8-10

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

                                                   June 30,       December 31,
                                                    2000             1999
                                                 (UNAUDITED)


ASSETS:
Investments:
   Fixed maturities:
    Available for sale at market (Cost of
     $2,172,272 and $2,050,710, respectively)     $2,079,802       $1,962,354
   Common stocks (Cost of $25,807 and
     $27,655 respectively)                            32,851           32,470
   Mortgage Loans                                     15,465           16,134
   Real Estate                                           415              415
   Policy Loans                                       17,913           17,580
   Short-term investments                            275,296          215,889
   Other invested assets                             253,528          245,486
          Total investments                        2,675,270        2,490,328

Cash and cash equivalents                             (2,619)          28,582
Accrued investment income                             28,056           27,816
Amounts due from security transactions                     0            2,800
Deferred federal income taxes                         27,817           25,611
Federal income tax recoverable                         5,372            2,602
Deferred policy acquisition costs                     52,989           48,844
Furniture and equipment, net                             646              674
Amounts due from reinsurers                           10,488            9,940
Other assets                                          12,199           12,443
Assets held in separate account                        3,860            4,025
          TOTAL ASSETS                            $2,814,078       $2,653,665

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
   Policyholders' account balances                $1,490,840       $1,385,957
   Future policy benefits:
    Annuity                                          475,527          449,732
    Life and accident and health                      58,318           55,789
   Other policy liabilities                            4,563            4,340
          Total policy liabilities                 2,029,248        1,895,818
Dollar Repurchase Agreements                         224,477          212,614
Notes payable                                        100,000          100,000
Short-term note payable                               23,000           15,000
Deposits on policies to be issued                     10,013            6,662
General expenses and taxes accrued                     8,181            8,641
Other liabilities                                      4,790            4,437
Liabilities related to separate account                3,860            4,025
          Total liabilities                        2,403,569        2,247,197

Shareholders' Equity:
   Capital stock ($.01 par value, authorized
    100,000,000 shares, issued and outstanding
    30,261,053 shares in 2000 and 30,814,591
    shares in 1999)                                      303              308
   Accumulated other comprehensive loss              (70,630)         (68,091)
   Retained earnings                                 480,836          474,251

          Total Shareholders' Equity                 410,509          406,468

          TOTAL LIABILITIES AND SHAREHOLDERS'
            EQUITY                                $2,814,078       $2,653,665


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                         (In thousands, except share data)

                                                     SIX MONTHS ENDED
                                                         JUNE 30
                                                       (UNAUDITED)

                                                   2000              1999


REVENUES:
   Insurance Revenues:
     Premiums                                 $     1,822        $     1,372
     Annuity considerations                        28,573             24,623
     Universal life and investment
        type policy fee income                        235              1,151
   Net investment income                          111,978            100,327
   Realized investment gains (losses)              (3,753)               755
   Other income                                     2,811              2,700

           TOTAL REVENUES                         141,666            130,928

BENEFITS AND EXPENSES:
   Death and other life insurance benefits          4,353              3,823
   Annuity benefits                                23,891             20,680
   Interest credited to policyholders'
     account balances                              41,470             38,524
   Interest expense on notes payable                5,164              4,683
   Other interest and other charges                   254                304
   Increase in liability for future
     policy benefits                               25,521             23,111
   Commissions to agents, net                       9,312              2,415
   General expenses and taxes                       5,779              7,914
   Change in deferred policy
     acquisition costs                             (5,011)              (911)

           TOTAL BENEFITS AND EXPENSES            110,733            100,543

Income before income taxes                         30,933             30,385
Provision (benefit) for income taxes
   Current                                         11,761             12,296
   Deferred                                        (1,888)            (2,456)
                                                    9,873              9,840

Income before extraordinary item                   21,060             20,545

Extraordinary item - loss on retirement of
debt, net of income tax benefit of $276.5               0               (514)

NET INCOME                                    $    21,060        $    20,031

Income per common share before
extraordinary item                                    .69                .66

Extraordinary item                                      0               (.02)

Income per common share                       $       .69        $       .64

Weighted average number of shares
outstanding during the period                  30,481,155         31,307,120


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)

                                                   THREE MONTHS ENDED
                                                        JUNE 30
                                                      (UNAUDITED)

                                                   2000              1999


REVENUES:
   Insurance Revenues:
     Premiums                                 $     1,446        $     1,020
     Annuity considerations                        12,886             15,805
     Universal life and investment
        type policy fee income                        221                658
   Net investment income                           53,666             49,338
   Realized investment gains (losses)               1,110             (1,725)
   Other income                                     1,395              1,896

           TOTAL REVENUES                          70,724             66,992

BENEFITS AND EXPENSES:
   Death and other life insurance benefits          2,315              2,041
   Annuity benefits                                12,438             10,475
   Interest credited to policyholders'
     account balances                              20,996             19,410
   Interest expense on notes payable                2,598              2,302
   Other interest and other charges                   121                227
   Increase in liability for future
     policy benefits                               11,488             15,031
   Commissions to agents, net                       4,648              1,555
   General expenses and taxes                       2,392              4,013
   Change in deferred policy acquisition costs     (2,867)            (1,288)

           TOTAL BENEFITS AND EXPENSES             54,129             53,766

Income before income taxes                         16,595             13,226

Provision (benefit) for income taxes
   Current                                          5,659              5,891
   Deferred                                          (876)            (2,149)
                                                    4,783              3,742

NET INCOME                                    $    11,812         $    9,484

Income per share                              $       .39         $      .30

Weighted average number of shares
outstanding during the period                  30,337,594         31,137,998


The accompanying notes are an integral part of these Unaudited
Consolidated Financial Statements.



                  PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                          Accumulated
                                Additional                Other
                     Capital    Paid-in-     Retained     Comprehensive
                     Stock      Capital      Earnings     Income        Total


Balance at
January 1, 1999      $   318    $  1,268     $452,621     $ 69,037    $523,244

Comprehensive Income:

Net income                                     20,031                   20,031

Net Unrealized Investment
Gains                                                      (39,357)    (39,357)

Comprehensive Income                                                   (19,326)

Purchase and Retirement
of Stock                  (7)     (1,268)     (10,183)                 (11,458)

Issuance of shares under
Stock Option Plan                      6                                     6

Dividends Paid to
Shareholders ($.165
per share)                                     (5,141)                  (5,141)

Balance at
June 30, 1999        $   311    $      6     $457,328    $ 29,680     $487,325




Balance at
January 1, 2000      $   308    $      0     $474,251    $(68,091)    $406,468

Comprehensive Income:

Net income                                     21,060                   21,060

Net Unrealized Investment
Losses                                                     (2,539)      (2,539)

Comprehensive Income                                                    18,521

Purchase and Retirement
of Stock                  (5)          0       (8,712)                  (8,717)

Dividends Paid to
Shareholders ($.19
per share)                                     (5,763)                  (5,763)

Balance at
June 30, 2000        $   303    $      0     $480,836    $(70,630)    $410,509


The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.



                 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                      SIX MONTHS ENDED
                                                           JUNE 30
                                                         (UNAUDITED)

                                                         2000           1999


OPERATING ACTIVITIES:
    Net income                                       $    21,060   $    20,031
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Benefit for deferred income taxes                 (1,888)       (2,456)
        Depreciation and amortization                        685           391
        Net accrual of discount on fixed maturities       (4,772)       (3,648)
        Realized investment (gains) losses                 3,753          (755)
    Changes in:
        Accrued investment income                           (240)       (1,851)
        Deferred policy acquisition cost                  (5,011)         (911)
        Federal income tax recoverable                    (2,770)         (586)
        Liability for future policy benefits              28,324        24,195
        Other items                                         (913)       (4,989)

           Net Cash Provided by
             Operating Activities                         38,228        29,421

INVESTING ACTIVITIES:
    Fixed Maturities:
      Available for Sale:
        Acquisitions                                    (185,339)     (229,794)
        Sales                                              5,486        43,764
        Maturities, calls and repayments                  59,608       100,892
    Common Stocks:
        Acquisitions                                      (2,955)       (4,711)
        Sales                                              4,545        12,561
    Increase in short term investments
      and policy loans                                   (59,740)      (21,032)
    Other Invested Assets:
      Additions to other invested assets                 (22,351)      (31,474)
      Distributions from other invested assets            14,309        12,213
    Purchase of property and equipment                       (79)          (74)
    Mortgage loans on real estate                            669           443
    Amount due from security transaction                   2,800        20,170

           Net Cash Used in Investing Activities        (183,047)      (97,042)

FINANCING ACTIVITIES:
    Proceeds from Dollar Repurchase Agreements         1,310,279     1,238,930
    Repayment of Dollar Repurchase Agreements         (1,298,415)   (1,172,584)
    Repayment of Reverse Repurchase Agreements                 0       (24,402)
    Increase in policyholders' account balances          104,883        13,709
    Repurchase of Common Stock                            (8,717)      (11,458)
    Proceeds from (repayment of) line of credit            8,000       (23,000)
    Proceeds from Senior Note                                  0        50,000
    Deposits on policies to be issued                      3,351           764
    Dividends paid to shareholders                        (5,763)       (5,141)

           Net Cash Provided by Financing Activities     113,618        66,818

    Decrease in Cash and Cash Equivalents                (31,201)         (803)

Cash and Cash Equivalents at Beginning of Year            28,582         1,407

Cash and Cash Equivalents at End of Period           $    (2,619)  $       604

Supplemental Cash Flow Disclosure:

    Income Taxes Paid                                $    14,606   $    12,606

    Interest Paid                                    $     4,339   $     1,725


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

     B. Basis of Presentation and Principles of Consolidation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 1999.

     C. Investments

        Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs of approximately $11.2 million and $10.2 million, and deferred Federal income taxes of approximately $28.4 million and $(25.6) million at June 30, 2000 and December 31, 1999, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

        "Other invested assets" are recorded at the lower of cost or market, or equity, as appropriate, and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. Limited partnership interests usually are not registered and typically are illiquid. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the period. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of June 30, 2000 and December 31, 1999. As of June 30, 2000, the Company was committed to contribute, if called upon, an aggregate of approximately $77.2 million of additional capital to certain of these limited partnerships.

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

     E. Earnings Per Common Share ("EPS")

        Basic EPS is computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The weighted average number of common shares used to compute diluted EPS for the three months ended June 30, 2000 and 1999 was 30,345,066 and 31,161,215, respectively. The weighted average number of common shares used to compute diluted EPS for the six months ended June 30, 2000 and 1999 was 30,488,854 and 31,328,794, respectively. The dilution from the potential exercise of stock options outstanding did not change basic EPS.

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

2.   INVESTMENTS

     There were no investments in any one issuer that aggregate 10% or more of Shareholders' Equity as of June 30, 2000.

     Securities with a carrying value of approximately $11.4 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3.   NOTES PAYABLE

     Notes payable at June 30, 2000 and December 31, 1999 consist of
$100 million, 7 7/8% Senior Notes ("Senior Notes") due February 15, 2009. Interest is payable February 15 and August 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of June 30, 2000, such unamortized costs were $7.8 million. The total principal is due on February 15, 2009.

     The Company repaid the $50 million, 9 1/2% Senior Notes during March 1999 which resulted in an extraordinary charge of $514 thousand, after income taxes.

     The Company has one bank line of credit in the amount of $25,000,000 and provides for interest on borrowings based on market indices. At June 30, 2000 the Company had $23,000,000 outstanding under the line of credit.

4.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

     The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the six months ended June 30, 2000 reflect the reduction in the deferred income tax asset as of June 30, 2000. The Company's effective tax rates for the six months ended June 30, 2000 and 1999 were 31.9% and 32.4%, respectively.

5.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the three months and six months ended June 30, 2000 and 1999 was as follows:

                        Three Months Ended          Six Months Ended
                      6/30/00        6/30/99       6/30/00     6/30/99

Net Income           $  11,912      $  9,483      $21,060     $ 20,031
Net Unrealized
  Investment
  Losses               (30,932)      (18,016)      (2,539)     (39,357)
Comprehensive
  Income (Losses)     $(19,120)     $ (8,533)     $18,521     $(19,326)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Presidential Life Corporation
Nyack, New York 10960

We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of June 30, 2000, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999 and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with accounting principles generally accepted in the United States of America, the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
New York, New York

July 27, 2000

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

     The Insurance Company is rated "A- (Excellent)" by A.M. Best.

     Results of Operations

     Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999.

     Revenues

     Annuity Considerations and Life Insurance Premiums

     Total annuity considerations and life insurance premiums increased to approximately $30.4 million for the six months ended June 30, 2000 from approximately $26.0 million for the six months ended June 30, 1999. Of this amount, annuity considerations increased to approximately $28.6 million for the six months ended June 30, 2000 from approximately $24.6 million for the six months ended June 30, 1999. In accordance with generally accepted accounting principles, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $176.2 million for the six months ended June 30, 2000 compared to $66.0 million for the six months ended June 30, 1999. Management believes the increase in annuity considerations is due to the successful expansion of our Marketing Department. Beginning in 1996, the Company added regional sales directors in various states. These regional sales directors have added new general agents which have generated sales.

     Policy Fee Income

     Universal life and investment type policy fee income was approximately $235 thousand for the six months ended June 30, 2000, as compared to approximately $1,151 thousand for the six months ended June 30, 1999. Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

     Net Investment Income

     Net investment income totaled approximately $112.0 million for the six months ended June 30, 2000, as compared to approximately $100.3 million for the six months ended June 30, 1999. This represents an increase of approximately 11.6%. Investment income from "other invested assets" totaled approximately $17.5 million during the first six months of 2000, as compared to $12.5 million during the first six months of 1999. The Company's ratio of net investment income to average cash and invested assets less net investment income for the six months ended June 30, 2000 and June 30, 1999 were 9.76% and 8.87%, respectively.

     Realized Investment Gains and Losses

     Realized investment gains amounted to approximately $(3.8) million during the six months ended June 30, 2000, as (losses) compared to approximately $800 thousand during the six months ended June 30, 1999. Realized investment gains were partially offset by realized investment losses of approximately $12.9 million and $8.9 million for the six months ended
June 30, 2000 and 1999, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. Realized investment gains result from sales of certain equities and convertible securities, and calls and sales of securities in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment gains in future periods.

     Total Benefits and Expenses

     Total benefits and expenses for the six months ended June 30, 2000 aggregated approximately $110.7 million, as compared to approximately $100.5 million for the six months ended June 30, 1999, an increase of approximately 10.1%. The reasons for this increase are discussed under the respective components below.

     Interest Credited and Benefits to Policyholders

     Interest credited and benefits to policyholders aggregated approximately $95.5 million for the six months ended June 30, 2000, as compared to approximately $86.4 million for the six months ended June 30, 1999. The increase is primarily attributable to the increase in the liability for future policy benefits during the six months ended June 30, 2000 as a result of the increase in annuity considerations received during the period.

     The Insurance Company's average credited rate for future policy benefits and account balances for the six months ended June 30, 2000 and 1999 were less than the Company's ratio of net investment income to mean invested assets for the same periods as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for future policy benefits and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

     Interest Expense on Notes Payable

     The interest expense on the Company's notes payable was approximately $5.2 million for the six months ended June 30, 2000, as compared to approximately $4.7 million for the six months ended June 30, 1999. The increase is attributable to the increase in the Company's senior note payable.

     General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents aggregated approximately $15.1 million for the six months ended June 30, 2000 as compared to approximately $10.3 million for the six months ended June 30, 1999. The increase principally is attributable to higher commissions and selling expenses incurred in the first six months of 2000 associated with the higher level of sales in the first six months of 2000.

     Deferred Policy Acquisition Costs

     Deferred Policy Acquisition Costs for the six months ended June 30, 2000 resulted in a charge of $5.0 million, as compared to $911 thousand for the six months ended June 30, 1999. This change is primarily attributable to an increase in the costs associated with new product sales (such as commissions) which have been deferred and will be amortized in proportion to the recognition of earned revenue.

     Income Before Income Taxes

     For the reasons discussed above, income before income taxes amounted to approximately $30.9 million for the six months ended June 30, 2000, as compared to approximately $30.4 million for the six months ended June 30, 1999.

     Income Taxes

     Income tax expense was $9.9 million for the six months ended June 30, 2000 as compared to approximately $9.8 million for the six months ended June 30, 1999. The increase is primarily attributable to higher income from operations for the six months ended June 30, 2000.

     Net Income

     For the reasons discussed above, the Company had net income of approximately $21.1 million during the six months ended June 30, 2000, as compared to net income of approximately $20.0 million during the six months ended June 30, 1999.

     Liquidity and Capital Resources

     The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on its investments (exclusive of those held by the Insurance Company) and rent from its real estate. During the second quarter of 2000, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share payable on July 3, 2000. During the second quarter of 2000 the Company purchased and retired 158,500 shares of common stock. For the six months ended June 30, 2000, the Company has purchased and retired 561,500 shares of common stock. The Company is authorized to purchase an additional 855,533 shares of common stock.

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York State law. New York State law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent's findings which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first six months of 2000, the Insurance Company paid dividends to the Company of $29.6 million. During the fiscal year 1999, the Insurance Company paid dividends of $28.4 million to the Company.

     Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies (including withdrawals and surrender payments), operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $38.2 million and $29.4 million during the six months ended June 30, 2000 and 1999, respectively. Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(183.0) million and $(97.0) million during the six months ended June 30, 2000 and 1999, respectively.

     For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company also are considered to be a financing activity. Net cash provided by the Company's financing activities amounted to approximately $113.6 million and $66.8 million during the six months ended June 30, 2000 and 1999, respectively. This fluctuation primarily is attributable to the new Senior Note, higher policyholder account balances and the increased activity in dollar roll repurchase agreements outstanding, partially offset by the repurchase of common stock and repayment of amounts outstanding under the bank line of credit during the six months ended June 30, 2000.

     The Company currently has one bank line of credit for $25 million of which $23 million was used at June 30, 2000.

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

     To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 9.78% and 8.14% as of June 30, 2000 and December 31, 1999, respectively). The weighted average duration of the Company's investment portfolio was approximately 6 years as of June 30, 2000. The Company's fixed maturity investments are all classified as available for sale and include those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

     The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of June 30, 2000 and December 31, 1999, approximately 7.82% and 8.37%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

     The Company maintains a portfolio which includes below investment grade debt securities which were purchased to achieve a more favorable investment yield all of which are classified as available for sale and reported at fair value. As of June 30, 2000 and December 31, 1999, the carrying value of these securities was approximately $179.6 million and $187.7 million, respectively, (representing approximately 6.4% and 7.1%, respectively, of the Company's total assets and 43.8% and 46.2%, respectively, of shareholders' equity).

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

     As of June 30, 2000, approximately 9.5% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 1C to the Notes to Unaudited Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $77.2 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. The Company may make selective investments in additional limited partnerships as opportunities arise. Pursuant to NYSDI regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. Interests held by the Company in limited partnerships usually are not registered with the Commission and typically are illiquid. In addition, there can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

     As previously discussed, during the first and second quarters of fiscal 2000 and in fiscal 1999, the Company participated in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $224.5 million and $212.6 at June 30, 2000 and December 31, 1999, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

     In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which amends SAS 133 by deferring the effective date to fiscal years beginning after June 15, 2000. The Company has not yet completed its analysis to determine the impact of this statement on the Company's financial statements.

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

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 11, 2000, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

        None

Item 3.  Defaults Upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

        None

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

        a)  Exhibits

          None

        b)  Reports on Form 8-K

          During the quarter ended June 30, 2000, the Company did not file a current report on Form 8-K.

                 PRESIDENTIAL LIFE CORPORATION
                         JUNE 30, 2000

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Presidential Life Corporation
                                        (Registrant)


Date:  August 11, 2000           /s/ Herbert Kurz
                                 Herbert Kurz, President and Duly
                                 Authorized Officer of the Registrant

Date:  August 11, 2000           /s/ Donna Monacelli
                                 Donna Monacelli, Secretary and Duly
                                 Authorized Officer of the Registrant