Form 10-Q
period 2000-09-30
PRESIDENTIAL LIFE CORP
filed 2000-11-13
CIK 80124

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ] TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE

SECURITES EXCHANGE ACT OF 1934

For the transition period from________________________ to______________________

Commission File Number 0-5486

PRESIDENTIAL LIFE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware 13-2652144

(State or other jurisdiction of (I.R.S. Employer Identification No.)

incorporation or organization)

69 Lydecker Street, Nyack, New York 10960

(Address of principal executive offices) (Zip Code)

Registrant´s telephone number, including area code 845-358-2300

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

There were 29,533,359 shares of common stock, par value $.01 per share of the issuer´s common stock outstanding as of the close of business on November 13, 2000.

INDEX

Part I -Financial Information Page No.

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets September 30,

2000 (Unaudited) and December 31, 1999 ____________________________ 3

Consolidated Statements of Income (Unaudited) - For

the Nine Months Ended September 30, 2000 and 1999___________________ 4

Consolidated Statements of Income (Unaudited) - For

the Three Months Ended September 30, 2000 and 1999 __________________ 5

Consolidated Statements of Shareholders´

Equity (Unaudited) - For the Nine Months Ended

September 30, 2000 and 1999 ______________________________________ 6

Consolidated Statements of Cash Flows (Unaudited) - For

the Nine Months Ended September 30, 2000 and 1999 ___________________ 7

Condensed Notes to Unaudited Consolidated Financial

Statements ____________________________________________________ 8-12

Independent Accountants´ Review Report _____________________________ 13

Item 2. Management´s Discussion and Analysis of

Financial Condition and Results of Operations _______________________ 14-23

Part II - Other Information _______________________________________________ 24

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures ________________________________________________________ 25

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	September 30, 2000	December 31, 1999
	(UNAUDITED)
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Cost of
$2,232,535 and $2,050,710, respectively)	$ 2,166,413	$ 1,962,354
Common stocks (Cost of $22,272 and $27,655,
respectively)	25,100	32,470
Mortgage loans	15,196	16,134
Real estate	415	415
Policy loans	17,890	17,580
Short-term investments	250,780	215,889
Other invested assets	270,968	245,486
Total Investments	2,746,762	2,490,328

Cash and cash equivalents	(4,181)	28,582
Accrued investment income	33,306	27,816
Amounts due from security transactions	-	2,800
Deferred federal income taxes	23,143	25,611
Federal income tax recoverable	12,573	2,602
Deferred policy acquisition costs	58,786	48,844
Furniture and equipment, net	616	674
Amounts due from reinsurers	10,782	9,940
Other assets	11,805	12,443
Assets held in separate account	3,844	4,025

TOTAL ASSETS	$ 2,897,436	$ 2,653,665

LIABILITIES AND SHAREHOLDERS´ EQUITY:
Liabilities:
Policy Liabilities:
Policyholders´ account balances	$ 1,549,970	$ 1,385,957
Future policy benefits:
Annuity	489,781	449,732
Life accident and health	59,114	55,789
Other policy liabilities	4,998	4,340
Total policy liabilities	2,103,863	1,895,818

Dollar repurchase agreements	232,245	212,614
Notes payable	100,000	100,000
Short-term note payable	5,000	15,000
Deposits on policies to be issued	9,751	6,662
General expenses and taxes accrued	5,686	8,641
Other liabilities	4,933	4,437
Liabilities related to separate account	3,844	4,025
Total Liabilities	2,465,322	2,247,197

Shareholders´ Equity:
Capital stock ($.01 par value, authorized 100,000,000
shares, issued and outstanding 30,001,278 shares in
2000 and 30,814,591 shares in 1999)	300	308
Accumulated other comprehensive loss	(53,753)	(68,091)
Retained earnings	485,567	474,251
Total Shareholders´ Equity	432,114	406,468

TOTAL LIABILITIES AND SHAREHOLDERS´ EQUITY	$ 2,897,436	$ 2,653,665

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	NINE MONTHS ENDED
	SEPTEMBER 30
	(UNAUDITED)
	2000	1999
REVENUES:
Insurance Revenues:
Premiums	$ 3,303	$ 2,362
Annuity considerations	44,086	38,215
Universal life and investment type policy fee income	625	1,823
Net investment income	161,945	150,425
Realized investment (losses) gains	(5,646)	1,506
Other income	3,944	3,930

TOTAL REVENUES	208,257	198,261

BENEFITS AND EXPENSES:
Death and other life insurance benefits	7,143	5,717
Annuity benefits	35,936	31,822
Interest credited to policyholders´ account balances	65,062	58,361
Increase in liability for future policy benefits	39,926	34,251
Interest expense on notes payable	7,519	6,727
Other interest and other charges	330	413
Commission to agents, net	14,420	3,985
General expenses and taxes	8,597	11,710
Change in deferred policy acquisition costs	(8,882)	(1,899)

TOTAL BENEFITS AND EXPENSES	170,051	151,087

Income before income taxes	38,206	47,174
Provision (benefit) for income taxes
Current	9,928	18,420
Deferred	(4,315)	(4,486)
	5,613	13,934

Income before extraordinary item	32,593	33,240

Extraordinary item - loss on retirement of debt,
net of income tax benefit of $276.5	-	(514)

NET INCOME	$ 32,593	$ 32,726

Income per common share before extraordinary item	1.07	1.06
Extraordinary item	-	(0.02)

Income per common share	$ 1.07	$ 1.04

Weighted average number of shares outstanding during the period	30,352,526	31,228,088

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	THREE MONTHS ENDED
	SEPTEMBER 30
	(UNAUDITED)
	2000	1999
REVENUES:
Insurance Revenues:
Premiums	$ 1,481	$ 990
Annuity considerations	15,513	13,593
Universal life and investment type policy fee income	390	672
Net investment income	49,967	50,099
Realized investment (losses) gains	(1,893)	751
Other income	1,134	1,230

TOTAL REVENUES	66,592	67,335

BENEFITS AND EXPENSES:
Death and other life insurance benefits	2,790	1,894
Annuity benefits	12,044	11,143
Interest credited to policyholders´ account balances	23,591	19,837
Increase in liability for future policy benefits	14,405	11,140
Interest expense on notes payable	2,356	2,044
Other interest and other charges	76	109
Commission to agents, net	5,108	1,570
General expenses and taxes	2,818	3,796
Change in deferred policy acquisition costs	(3,870)	(987)

TOTAL BENEFITS AND EXPENSES	59,318	50,546

Income before income taxes	7,274	16,789
Provision (benefit) for income taxes
Current	(1,833)	6,124
Deferred	(2,426)	(2,030)
	(4,259)	4,094

NET INCOME	$ 11,533	$ 12,695

Income per common share	$ 0.38	$ 0.41

Weighted average number of shares outstanding during the period	30,098,003	31,072,601

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS´ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(In thousands, except share data)
(UNAUDITED)

	Capital Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 1999	$ 318	$ 1,268	$ 452,621	$ 69,037	$ 523,244

Comprehensive Income:

Net income			32,726		32,726

Net unrealized investment losses				(58,028)	(58,028)

Comprehensive loss					(25,302)

Purchase and retirement of stock	(9)	(1,281)	(13,072)		(14,362)

Issuance of shares under stock option plan		13			13

Dividends paid to shareholders ($.255 per share)			(7,937)		(7,937)

Balance at September 30, 1999	$ 309	$ -	$ 464,338	$ 11,009	$ 475,656

Balance at January 1, 2000	$ 308	$ -	$ 474,251	$ (68,091)	$ 406,468

Comprehensive Income:

Net income			32,593		32,593

Net unrealized investment gains				14,338	14,338

Comprehensive income					46,931

Purchase and retirement of stock	(8)	(88)	(12,509)		(12,605)

Issuance of shares under stock option plan		88			88

Dividends paid to shareholders ($.29 per share)			(8,768)		(8,768)

Balance at September 30, 2000	$ 300	$ -	$ 485,567	$ (53,753)	$ 432,114

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
	2000	1999
OPERATING ACTIVITIES:
Net income	$ 32,593	$ 32,726
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(4,315)	(4,486)
Depreciation and amortization	1,026	660
Net accrual of discount on fixed maturities	(7,279)	(6,188)
Realized investment losses (gains)	5,646	(1,506)
Deferred policy acquisition cost	(8,882)	(1,899)
Changes in:
Accrued investment income	(5,490)	(3,967)
Federal income tax recoverable	(9,970)	(529)
Liability for future policy benefits	43,374	35,580
Other items	(3,104)	(6,581)
Net Cash Provided by Operating Activities	43,599	43,810

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(287,666)	(301,652)
Sales	24,404	43,764
Maturities, calls and repayments	80,679	132,856
Common Stocks:
Acquisitions	(4,421)	(7,262)
Sales	12,235	15,960
Increase in short-term investments and policy loans	(35,201)	(9,963)
Other Invested Assets:
Additions to other invested assets	(51,845)	(40,304)
Distributions from other invested assets	26,368	22,814
Purchase of property and equipment	(101)	(153)
Mortgage loans on real estate	938	670
Amount due from security transaction	2,800	20,170
Net Cash Used in Investment Activities	(231,810)	(123,100)

FINANCING ACTIVITIES:
Proceeds from Dollar Repurchase Agreements	2,002,398	1,882,559
Repayment of Dollar Repurchase Agreements	(1,982,767)	(1,818,012)
Repayment of Reverse Repurchase Agreements	-	(24,402)
Increase in policyholders´ account balances	164,013	28,155
Repurchase of Common Stock	(12,517)	(14,362)
Repayment of line of credit	(10,000)	(23,000)
Proceeds from Senior Note	-	50,000
Deposits on policies to be issued	3,089	4,882
Dividends paid to shareholders	(8,768)	(7,937)
Net Cash Provided by Financing Activities	155,448	77,883

Decrease in Cash and Cash Equivalents	(32,763)	(1,407)

Cash and Cash Equivalents at Beginning of Year	28,582	1,407
Cash and Cash Equivalents at End of Period	$ (4,181)	$ 0

Supplemental Cash Flow Disclosure:
Income Taxes Paid	$ 19,973	$ 18,673
Interest Paid	$ 8,814	$ 5,514

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    Business

    Presidential life Corporation ("the Company"), through its wholly owned subsidiary

    Presidential Life Insurance Company ("the Insurance Company"), is engaged in the sale of life insurance and annuities.

    On December 29, 1999, the Company completed the purchase of The Central National Life Insurance Company of Omaha ("Central National") from the Household Insurance Group Holding Company, a subsidiary of Household International, Inc. Central National which has assets of $10.5 million and capital and surplus of $10.5 million is licensed to market insurance products in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

    Basis of Presentation and Principles of Consolidation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required GAAP applicable to stock life insurance companies for complete annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for fair presentation have been included. Interim results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company´s audited consolidated financial statements for the year ended December 31, 1999.

    Investments

Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs of approximately $9.4 million and $10.2 million, and deferred Federal income taxes of approximately $(19.4) million and $(25.6) million at September 30, 2000 and December 31, 1999, respectively, are credited or charged directly to shareholders´ equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Common stocks are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, credited or charged directly to shareholders´ equity, unless a decline in market

C. Investments - continued

value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

Other invested assets are recorded at the lower of cost or market, or equity, as appropriate, and primarily include interests in limited partnerships which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. Limited partnership interests usually are not registered and typically are illiquid. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership´s operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the period. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of September 30, 2000 and December 31, 1999. As of September 30, 2000, the Company was committed to contribute, if called upon, an aggregate of approximately $64.3 million of additional capital to certain of these limited partnerships.

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

The Company participates in "dollar roll" repurchase agreement transactions to enhance investment income. Dollar roll transactions involve the sale of certain mortgage-backed securities to a holding institution and a simultaneous agreement to purchase substantially similar securities for forward settlement at a lower dollar price. The proceeds are invested in short-term securities at a positive spread until the settlement date of the similar securities. During this period, the holding institution receives all income and prepayments for the security. Dollar roll repurchase agreement transactions are treated as financing transactions for financial reporting purposes.

    Federal Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") which requires an asset and liability method in recording income taxes on all transactions that have been recognized in the financial statements.

SFAS 109 provides that deferred income taxes be adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized.

    Earnings Per Common Share ("EPS")

    Basic EPS is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares. The weighted average number of common shares used to compute diluted EPS for the three months ended September 30, 2000 and 1999 was 30,105,760 and 31,092,494 respectively. The weighted average number of common shares used to compute diluted EPS for the nine months ended September 30, 2000 and 1999 was 30,362,542 and 31,248,811, respectively. The dilution from the potential exercise of stock options outstanding did not change basic EPS.

    New Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133 ("SFAS 138"). In June 1999, the FASB also issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 defers the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The Company is in the process of quantifying the impact of SFAS 133 on its consolidated financial statements.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 ("SFAS 140"). SFAS 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company is in the process of quantifying the impact, if any, of the requirements of SFAS 140.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying GAAP to revenue recognition in financial statements. The Company is required to adopt SAB 101 as of January 1, 2001. The Company is in the process of quantifying the impact, if any, of the requirements of SAB 101.

  INVESTMENTS

There were no investments in any one issuer that aggregate 10% or more of Shareholders´ Equity as of September 30, 2000.

Securities with a carrying value of approximately $11.5 million were on deposit with various state insurance departments to comply with applicable insurance laws.

  NOTES PAYABLE

Notes payable at September 30, 2000 and December 31, 1999 consist of $100 million, 7 7/8% Senior Notes ("Senior Notes") due February 15, 2009. Interest is payable February 15 and August 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of September 30, 2000, such unamortized costs were $7.5 million. The total principal is due on February 15, 2009.

The Company repaid the $50 million, 9 ½% Senior Notes during March 1999 which resulted in an extraordinary charge of $514 thousand, after income taxes.

The Company has one bank line of credit in the amount of $25,000,000 and provides for interest on borrowings based on market indices. At September 30, 2000 the Company had $5,000,000 outstanding under the line of credit.

  INCOME TAXES

  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

  The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes which have not been recognized for income tax purposes due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the nine months ended September 30, 2000 reflect the reduction in the deferred income tax asset as of September 30, 2000. The Company´s effective tax rates for the nine months ended September 30, 2000 and 1999 were 14.7% and 29.5%, respectively.

  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months and nine months ended September 30, 2000 and 1999 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

Net Income	$ 11,533	$ 12,695	$ 32,593	$ 32,726
Net Unrealized Investment Gains (Losses)	16,877	(18,671)	14,338	(58,028)
Comprehensive Income	$ 28,410	$ (5,976)	$ 46,931	$ (25,302)

INDEPENDENT ACCOUNTANTS´ REVIEW REPORT

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of September 30, 2000, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and the consolidated statements of shareholders´ equity and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company´s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholders´ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

New York, New York

October 27, 2000

Item 2. Management´s Discussion and Analysis of Financial Condition

and Results of Operations

General

The Company operates in a single business segment with two primary lines of business; individual annuities and individual life insurance. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Premiums shown on the Company´s consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company´s single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as single premium deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances. With respect to products that are accounted for as policyholder account balances, revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from the policyholder´s account balance. The Company´s operating earnings are derived primarily from these revenues, plus the Company´s investment results, including realized investment gains (losses), less interest credited, benefits to policyholders and expenses.

Certain costs related to the sale of new business are deferred as deferred policy acquisition costs ("DAC") and amortized into expenses in proportion to the recognition of earned revenues. Costs deferred include principally commissions, certain expenses of the policy issue and underwriting departments and certain variable sales expenses. Under certain circumstances, DAC will be expensed earlier than originally estimated, including those circumstances where the policy terminations are higher than originally estimated with respect to certain annuity products. Most of the Company´s annuity products have surrender charges, which are designed to discourage and mitigate the effect of early terminations.

A. M. Best rates the Insurance Company "A- (Excellent)."

Results of Operations

Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 1999.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $47.4 million for the nine months ended September 30, 2000 from approximately $40.6 million

Annuity Considerations and Life Insurance Premiums - continued

for the nine months ended September 30, 1999. Of this amount, annuity considerations increased to approximately $44.1 million for the nine months ended September 30, 2000 from approximately $38.2 million for the nine months ended September 30, 1999. In accordance with GAAP, sales of certain single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $274.0 million for the nine months ended September 30, 2000 compared to $109.7 million for the nine months ended September 30, 1999. Management believes the increase in annuity considerations is due to the successful expansion of our Marketing Department. Beginning in 1996, the Company added regional sales directors in various states. These regional sales directors have added new general agents, which have generated additional sales.

Policy Fee Income

Universal life and investment type policy fee income was approximately $625 thousand for the nine months ended September 30, 2000, as compared to approximately $1,823 thousand for the nine months ended September 30, 1999. Policy fee income consists principally of amounts assessed during the period against policyholders´ account balances for mortality charges and surrender charges. The decrease is primarily attributable to the decline in the number of universal life surrenders during the nine months ended September 30, 2000.

Net Investment Income

Net investment income totaled approximately $161.9 million for the nine months ended September 30, 2000, as compared to approximately $150.4 million for the nine months ended September 30, 1999. This represents an increase of approximately 7.6%. Investment income from other invested assets totaled approximately $21.3 million during the first nine months of 2000, as compared to $18.1 million during the first nine months of 1999. The Company´s ratio of net investment income to average cash and invested assets less net investment income for the nine months ended September 30, 2000 and September 30, 1999 were 9.26% and 8.91%, respectively.

Realized Investment Gains and Losses

Realized investment losses amounted to approximately $5.6 million during the nine months ended September 30, 2000, as compared to approximately $1.5 million of gains during the nine months ended September 30, 1999. Realized investment gains were partially offset by realized investment losses of approximately $18.8 million and $12.3 million for the nine months ended September 30, 2000 and 1999, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company´s investment portfolio. Realized investment gains result from sales of certain equities and convertible securities, and calls and sales of securities in the Company´s investment portfolio. There can be no assurance that the Company´s investment portfolio will yield comparable investment gains in future periods.

Total Benefits and Expenses

Total benefits and expenses for the nine months ended September 30, 2000 aggregated approximately $170.1 million, as compared to approximately $151.1 million for the nine months ended September 30,1999, an increase of approximately 12.6%. The reasons for this increase are discussed under the respective components below.

Interest Credited and Benefits to Policyholders

Interest credited and benefits to policyholders aggregated approximately $148.4 million for the nine months ended September 30, 2000, as compared to approximately $130.6 million for the nine months ended September 30, 1999. The increase is primarily attributable to the increase in the liability for future policy benefits during the nine months ended September 30, 2000 as a result of the increase in annuity considerations received during the period.

The Insurance Company´s average credited rate for future policy benefits and account balances for the nine months ended September 30, 2000 and 1999 were less than the Company´s ratio of net investment income to mean invested assets for the same periods as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company´s average credited rate for future policy benefits and account balances and the Company´s ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company´s financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

Interest Expenses on Notes Payable

The interest expense on the Company´s notes payable was approximately $7.5 million for the nine months ended September 30, 2000, as compared to approximately $6.7 million for the nine months ended September 30, 1999. The increase is attributable to the increase in the Company´s senior note payable.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents aggregated approximately $23.0 million for the nine months ended September 30, 2000 as compared to approximately $15.7 million for the nine months ended September 30, 1999. The increase principally is attributable to higher commissions and selling expenses incurred in the first nine months of 2000 associated with the higher level of sales in the first nine months of 2000.

Deferred Policy Acquisition Costs

The changes in deferred policy acquisition costs for the nine months ended September 30, 2000 resulted in a credit of $8.9 million, as compared to a charge of $1.9 million for the nine months ended September 30, 1999. This change is primarily attributable to an increase in the costs associated with new product sales (such as commissions) which have been deferred and will be amortized in proportion to the recognition of gross profit.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $38.2 million for the nine months ended September 30, 2000, as compared to approximately

$47.2 million for the nine months ended September 30, 1999.

Income Taxes

Income tax expense was $5.6 million for the nine months ended September 30, 2000 as compared to approximately $13.9 million for the nine months ended September 30, 1999. The decrease is primarily attributable to a large overpayment reflected on the prior year consolidated federal tax return.

Net Income

For the reasons discussed above, the Company had net income of approximately $32.6 million during the nine months ended September 30, 2000, as compared to net income of approximately $32.7 million during the nine months ended September 30, 1999.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company´s principal sources of cash are dividends from the Insurance Company, sales of and interest on its investments (exclusive of those held by the Insurance Company) and rent from its real estate. During the third quarter of 2000, the Company´s Board of Directors declared a quarterly cash dividend of $.10 per share payable on October 2, 2000. During the third quarter of 2000 the Company purchased and retired 260,900 shares of common stock. For the nine months ended September 30, 2000, the Company has purchased and retired 822,400 shares of common stock. The Company is authorized to purchase an additional 594,633 shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Company without obtaining prior regulatory approval. As a New York domiciled insurance company, the Insurance Company is subject to restrictions on the payment of dividends under New York State law. New York State law states that no domestic stock life insurance company shall distribute any dividend to its shareholders unless a notice of its intention to declare such dividend and the amount thereof shall have been filed with the Superintendent of the New York Insurance Department ("Superintendent") not less than 30 days in advance of such proposed declaration. The Superintendent may disapprove such distribution by giving written notice to such company within 30 days after such filing that he or she finds that the financial condition of the company does not warrant such distribution. The New York State Insurance Department has established informal guidelines for the Superintendent´s findings, which focus upon, among other things, the overall financial condition and profitability of the insurer under statutory accounting practices. During the first nine months of 2000, the Insurance Company paid dividends to the Company of $ 29.6 million. During the fiscal year 1999, the Insurance Company paid dividends of $28.5 million to the Company.

Principal sources of funds at the Insurance Company are premiums and other considerations received, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies (including withdrawals and surrender payments), operating expenses and the purchase of investments. Net cash provided by the Company´s operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $43.6 million and $43.8 million during the nine months ended September 30,

2000 and 1999, respectively. Net cash used in the Company´s investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately

$231.8 million and $123.1 million during the nine months ended September 30, 2000 and 1999, respectively.

For purposes of the Company´s consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company´s universal life insurance and annuity products. The payments of dividends by the Company also are considered to be a financing activity. Net cash provided by the Company´s financing activities amounted to approximately $155.4 million and $77.9 million during the nine months ended September 30, 2000 and 1999, respectively. This fluctuation primarily is attributable to the new Senior Note, higher policyholder account balances and the increased activity in dollar roll repurchase agreements outstanding, partially offset by the repurchase of common stock and repayment of amounts outstanding under the bank line of credit during the nine months ended September 30, 2000.

The Company currently has one bank line of credit for $25 million of which $5 million was used at September 30, 2000.

During the first quarter of 1999, the Company sold $100 million of its 7 7/8% Senior Notes due 2009. The net proceeds were used to retire all of the outstanding $50 million, 9 ½% Senior Notes and to repay the amounts outstanding on the bank line of credit.

The indenture governing the Senior Notes contains convenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company. In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. The Company believes that it is in compliance with all of the covenants.

Given the Insurance Company´s historic cash flow and current financial results, management believes that for the next twelve months and for the reasonably foreseeable future, the Insurance Company´s cash flow from operating activities will provide sufficient liquidity for the operations of the Insurance Company, as well as provide sufficient funds to the Company so that the Company will be able to make dividend payments, satisfy its debt service obligations and pay its other operating expenses.

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 8.66% and 8.14% as of September 30, 2000 and December 31, 1999, respectively). The weighted average duration of the Company´s investment portfolio was approximately 6 years as of September 30, 2000. The Company´s fixed maturity investments are all classified as available for sale and include those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security´s prepayment risk, the Company´s need for liquidity and other similar factors. These investments are carried at market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders´ equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss. Common stocks are carried at market value, with the related unrealized gains and losses, net of deferred federal income taxes, if any, credited or charged directly to shareholders´ equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company´s ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of September 30, 2000 and December 31, 1999, approximately 7.51% and 8.37%, respectively, of the Insurance Company´s total admitted assets were invested in below investment grade debt securities.

The Company maintains a portfolio which includes below investment grade debt securities which were purchased to achieve a more favorable investment yield all of which are classified as available for sale and reported at fair value. As of September 30, 2000 and December 31, 1999, the carrying value of these securities was approximately $177.3 million and $187.7 million, respectively, (representing approximately 6.1% and 7.1%, respectively, of the Company´s total assets and 41.0% and 46.2%, respectively, of shareholders´ equity).

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

As of September 30, 2000, approximately 9.9 % of the Company´s total invested assets were invested in limited partnerships. Such investments are included in the Company´s consolidated balance sheet under the heading "Other invested assets." See Note 1C to the Notes to Unaudited Consolidated Financial Statements. The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $64.3 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. The Company may make selective investments in additional limited partnerships as opportunities arise. Pursuant to NYSID regulations, the Company´s investments in equity securities, including limited partnership interests, may not exceed 20% of the Company´s total invested assets. Interests held by the Company in limited partnerships usually are not registered with the Commission and typically are illiquid. In addition, there can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company´s financial condition and results of operations.

As previously discussed, during the first three quarters of fiscal 2000 and in fiscal 1999, the Company participated in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $232.2 million and $212.6 at September 30, 2000 and December 31, 1999, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

All 50 states of the United States, the District of Columbia and Puerto Rico have insurance guaranty fund laws requiring all life insurance companies doing business within the jurisdictions to participate in guaranty associations, which are organized to pay contractual obligations under insurance policies (and certificates issued under group insurance policies) issued by impaired or insolvent life insurance companies. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer´s solvency. The amount of these assessments in prior years has not been material, however, the amount and timing of any future assessment on the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Company and the Insurance Company. Recent failures of substantially larger insurance companies could result in future assessments in material amounts.

Effects of Inflation and Interest Rate Changes

Management does not believe that inflation has had a material adverse effect on the Company´s consolidated results of operations. The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company´s fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and the Company´s net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline, the Company´s fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates, and vice versa. Management is aware that prevailing market interest rates frequently shift and, accordingly, the Company has adopted strategies, which are designed to address either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company´s average cost of funds would be expected to increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. Concurrently, the Company would attempt to place new funds in investments, which were matched in duration to, and higher yielding than, the liabilities assumed. Management believes that liquidity necessary to fund withdrawals would be available through income, cash flow, the Company´s cash reserves or from the sale of short-term investments. In a declining interest rate environment, the Company´s cost of funds would be expected to decrease over time, reflecting lower interest crediting rates on its fixed annuities. Should increased liquidity be required for withdrawals, management believes that the Company´s investments which are designated as available for sale in the Company´s consolidated balance sheet could be sold without materially adverse consequences in light of the general strengthening which would be expected in the fixed maturity security market.

Interest rate changes also may have temporary effects on the sale and profitability of the universal life and annuity products offered by the Company. For example, if interest rates rise, competing investments (such as annuity or life insurance products offered by the Company´s competitors, certificates of deposit, mutual funds and similar instruments) may become more attractive to potential purchasers of the Company´s products until the Company increases the rates credited to holders of its universal life and annuity products. In contrast, as interest rates fall, the Company attempts to lower its credited rates to compensate for the corresponding decline in its net investment income. As a result, changes in interest rates could materially adversely effect the financial condition and results of operations of the Company depending on the attractiveness of alternative investments available to the Company´s customers. In that regard, in the current interest rate environment, the Company has attempted to maintain its credited rates at competitive levels which are designed to discourage surrenders and which may be considered attractive to purchasers of new annuity products. In addition, because the level of prevailing interest rates impacts the Company as well as its competition, management does not believe that the current interest rate environment has materially affected the Company´s competitive position vis a vis other life insurance companies that emphasize the sale of annuity products. Notwithstanding the foregoing, if interest rates decline, there can be no assurance that this segment of the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales and thereby be materially adversely affected.

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133 ("SFAS 138"). In June 1999, the FASB also issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 defers the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The Company is in the process of quantifying the impact of SFAS 133 on its consolidated financial statements.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 ("SFAS 140"). SFAS 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company is in the process of quantifying the impact, if any, of the requirements of SFAS 140.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying GAAP to revenue recognition in financial statements. The Company is required to adopt SAB 101 as of January 1, 2001. The Company is in the process of quantifying the impact, if any, of the requirements of SAB 101.

Forward Looking Information

The Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filing with the Securities and Exchange Commission ("the SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," " anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company´s beliefs concerning future levels of sales and redemptions of the Company´s products, investment spreads and yields, or the earnings and profitability of the Company´s activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company´s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company´s investment portfolio. The Company disclaims any obligation to update forward-looking information.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 13, 2000, the Company is not a party to any legal proceedings, the adverse outcome of which, in management´s opinion, individually or in the aggregate, would have a material adverse effect on the Company´s financial condition or results of operations.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

    Exhibits

    None

    Reports on Form 8-K

During the quarter ended September 30, 2000, the following current report was filed on Form 8-K:
    Current report on form 8-K filed September 12, 2000 announcing the election of the Board of Directors and the appointment of certain new officers of Presidential Life Corporation.

PRESIDENTIAL LIFE CORPORATION

SEPTEMBER 30, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Presidential Life Corporation

(Registrant)

Date:November 13, 2000

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

PRESIDENTIAL LIFE CORPORATION

SEPTEMBER 30, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Presidential Life Corporation

(Registrant)

Date: November 13, 2000 /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant