Form 10-K
period 2000-12-31
PRESIDENTIAL LIFE CORP
filed 2001-03-30
CIK 80124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K405

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Registrant´s telephone number, including area code (845) 358-2300

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant´s knowledge, in definitive proxy or information statements incorporated by reference in

Part III of this Form 10-K405 or any amendment to this Form 10-K405. [ X ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 27, 2001 was approximately $459,518,093 based upon the average bid and asked prices of such stock on that date.

The number of shares outstanding of the Registrant´s common stock as of

March 27, 2001 was 29,291,990.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the definitive proxy statement to be used in connection with the registrant´s 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K405. Other documents incorporated by reference into this Form 10-K405 are listed in the Exhibit

Index.

PART I

Item 1. Business

General

Presidential Life Corporation (the "Company") is an insurance holding company that, through its wholly-owned subsidiary Presidential Life Insurance Company (the "Insurance Company"), operates principally in a single business segment with two primary lines of business-individual annuities and individual life insurance. Unless the context otherwise requires, the "Company" shall be deemed to include Presidential Life Corporation and its subsidiaries. The Company was founded in 1969 and, through the Insurance Company, is licensed to market its products in 48 states and the District of Columbia. Approximately 52.0% of the Company´s fiscal 2000 annuity and life insurance products were sold to individuals residing in the State of New York.

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

Single Premium Deferred Annuities ("SPDAs") provide for a single premium payment at the time of issue, an accumulation period and an annuity payout period at some future date. During the accumulation period, the Company credits the account value of the annuitant with interest earnings at a current interest rate that is guaranteed for periods ranging from one to five years, at the annuitant´s option, and that, thereafter, is subject to change based on market and other conditions. Each contract also has a minimum guaranteed rate. This accrual of interest during the accumulation period is on a tax deferred basis to the annuitant. After the number of years specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity as a single payment, a specified income for life or a specified income for a fixed number of years. The annuitant is permitted at any time during the accumulation period to withdraw all or part of the single premium paid plus the amount credited to his or her account. Any such withdrawal, however, typically is subject to a surrender charge during the early years of the annuity contract.

2.

Single Premium Immediate Annuity Products ("SPIAs") guarantee a stream of payments which begin immediately and continue for the life of the annuitant. The payment may be guaranteed for a period of time (typically five to 20 years) (the "Guarantee Period"). If the annuitant dies during the Guarantee Period, payments will continue to be made to the annuitant´s beneficiary for the balance of the Guarantee Period. SPIAs differ from deferred annuities in that generally they provide for payments to begin immediately and are not subject to surrender or loan. The implicit interest rate on SPIAs is based on market conditions which existed at the time that the annuity was issued and is guaranteed for the term of the annuity.

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

Flexible Premium Annuity products provide similar benefits to those provided by the Company´s single premium deferred annuity products, but instead permit periodic premium payments in such amounts as the holder deems appropriate. As a result, the benefits attributable to such products will fluctuate according to the level of such payments.

Group Terminal Funding Annuity products provide benefits similar to single premium immediate annuities. Benefits are provided to employees when a company´s pension plan is terminated or when the employer wants to transfer liability for making payments. Group terminal funding annuities cannot be surrendered or borrowed against.

All of the Company´s deferred annuity products provide minimum interest rate guarantees. The minimum guaranteed rates on the Company´s deferred annuity products currently range from 4% to 5 1/2% annually and the contracts (except for SPIAs) are designed to permit the Company to change the crediting rates annually subject to the minimum guaranteed rate. The Company takes into account the profitability of its annuity business and its relative competitive position in determining the frequency and extent of changes to the interest crediting rates.

The Company´s deferred annuity products are designed to encourage persistency (see "Pricing" below for a definition of the term "persistency") by incorporating surrender charges that exceed the cost of issuing the annuity. An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years without incurring significant penalties in the form of surrender charges. Notwithstanding the foregoing, approximately 42.0% of the Company´s deferred annuity contracts in force (measured by reserves) as of December 31, 2000 are surrenderable without charge.

3.

The following table presents annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 2000, in each case, as determined in accordance with accounting principles generally accepted in the United States of America (GAAP).

ANNUITIES IN FORCE

Year Ended December 31,
	2000	1999	1998	1997	1996
(Dollars in thousands) Single premium immediate Structured settlement
Annuities	$ 169,927	$ 168,087	$ 166,360	$ 167,269	$ 164,214
Single premium immediate
Annuities	464,794	384,194	314,108	281,665	263,974

Total immediate annuities	634,721	552,281	480,468	448,934	428,188
Single premium deferred
Annuities	1,095,860	914,460	865,884	835,900	810,636
Flexible premium annuities	143,809	153,460	159,460	168,023	182,505
Group terminal funding
annuities	103,881	104,142	103,215	103,965	103,941

Total annuities	$ 1,978,271	$ 1,724,343	$ 1,609,027	$ 1,556,822	$ 1,525,270

For the fiscal year ended December 31,

	2000	1999	1998	1997	1996

Ratio of annualized
voluntary terminations
(surrenders and lapses)
to mean insurance
in force	12.1%	16.5%	15.9%	15.2%	15.3%

At end of year:
Number of annuity
contracts in
force	45,056	43,337	43,695	45,554	45,717

Average size of annuity contract
in force	$ 43,907	$ 39,789	$ 36,824	$ 34,175	$ 33,363

4.

Annuity Considerations and Premiums - The following table sets forth certain information with respect to the Insurance Company´s annuity considerations and premium revenues for each of the five fiscal years ended December 31, 2000, as determined in accordance with statutory accounting principles. Premiums shown on the Company´s consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company´s single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances on the Company´s consolidated balance sheet.

Distribution of Products - By Gross Premiums and Other Considerations
For the fiscal year ended December 31,
	2000	1999	1998	1997	1996
(dollars in thousands)
Annuity
Considerations	$ 356,144	$ 191,815	$ 142,435	$ 132,601	$ 102,343

Whole Life and
Term Life	8,626	8,589	8,041	8,364	8,254

Universal Life	7,363	5,550	4,240	3,811	3,152

Other	9,907	1,158	0	0	0

Total Premiums and
Considerations	$ 382,040	$ 207,112	$ 154,716	$ 144,776	$ 113,749

Number of life insurance policies
in force	18,896	18,605	18,491	18,708	19,069

Average size of life insurance
policy in force	$ 44,170	$ 40,441	$ 41,794	$ 44,006	$ 45,352

5.

Life Insurance Business

Universal Life policies are interest-sensitive products which typically provide the insured with "nonparticipating" (i.e. non-dividend paying) life insurance with a cash value. Current interest is credited to the policy´s cash value based upon interest rates that periodically are revised by the Company to reflect current economic conditions (primarily interest rates). In no event, however, will the interest rate credited on the policy´s cash value be less than the guaranteed rate specified in the policy. The Company offers both flexible premium and single premium universal life insurance products. The Company´s flexible premium and single premium universal life insurance products differ based on policy provisions affecting the amount and timing of premium payments.

Whole Life policies are products which provide the insured with life insurance with a guaranteed cash value. Typically, a fixed premium, which costs more than comparable term coverage when the policyholder is younger, but less than comparable term coverage as the policyholder grows older, is paid over a period of years. Whole life insurance products combine insurance protection with a savings plan that gradually increases in amount over time. With respect to the Company´s whole life insurance products, the policyholder may borrow against the policy´s accumulated cash value. However, the death benefit is decreased by the amount of the outstanding loan. In addition, the policyholder may choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection.

Term Life policies are products which provide insurance protection if the insured dies during the time period specified in the policy. No cash value is built up. These products provide the maximum benefit for the lowest initial premium outlay. The Company´s term life insurance products include annually renewable, convertible and decreasing term insurance.

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

6.

Insurance Policies in Force - The following table provides a reconciliation of beginning and ending universal, whole and term life insurance policies, in force, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 2000.

LIFE INSURANCE IN FORCE

	2000	1999	1998	1997	1996
(dollars in thousands)

In force beginning of year
Universal	$ 368,424	$ 377,470	$ 383,233	$ 384,008	$ 393,002
Whole<F1>	192,803	218,461	263,554	304,740	351,479
Term	191,185	176,875	176,470	176,061	189,254

Total	752,412	772,806	823,257	864,809	933,735

Sales and additions:
Universal	30,119	24,435	23,735	25,747	16,526
Whole<F1>	22,102	41,612	35,365	42,596	44,785
Term	139,920	49,887	27,954	28,985	19,295

Total	192,141	115,934	87,054	97,328	80,606

Terminations:
Death	8,129	7,233	6,134	6,549	7,047
Surrenders and
conversions	28,159	30,525	19,305	19,387	16,768
Lapses	68,237	98,541	107,484	108,846	121,761
Other	5,384	30	4,582	4,099	3,956

Total	109,909	136,329	137,505	138,881	149,532
In force end of year:
Universal	370,393	368,424	377,470	383,233	384,008
Whole<F1>	167,214	192,803	218,461	263,554	304,740
Term	297,037	191,185	176,875	176,470	176,061

Total	$ 834,644	$ 752,412	$ 772,806	$ 823,257	$ 864,809

Total reinsurance
ceded	$ 478,976	$ 410,955	$ 438,827	$ 476,248	$ 517,484

Total insurance in
Force at end of year
Net of reinsurance	$ 355,668	$ 341,457	$ 333,979	$ 347,009	$ 347,325

<F1> Includes graded benefit life insurance products.

7.

Marketing and Distribution

The Company, through the Insurance Company, is licensed to market its products in 48 states and in the District of Columbia. The Company sells its individual annuity and life insurance products through approximately 910 independent general agents (approximately 285 of which are located in the State of New York), who are independent contractors. These independent general agents market the Company´s products through approximately 9,900 licensed insurance agents or brokers, most of whom also write products similar to those sold by the Company for other companies. Management believes that the Company offers competitive commission rates and seeks to provide innovative products and quality service to its independent general agents. Compensation of agents is strictly regulated by the New York State Department of Insurance (the "NYSDI").

The independent general agency system has been the Insurance Company´s primary distribution system since the Insurance Company was founded. Management believes that the Company´s consistent focus on the independent general agent distribution system provides a cost advantage, since the Company incurs no fixed costs associated with recruiting, training and maintaining employee agents. Accordingly, a substantial portion of the costs associated with generating new business for the Company are not fixed costs but vary directly with the level of business produced.

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

Among other things, crediting rates, commissions, the perceived quality of the issuer, product features and services generally are significant factors that management believes influence an agent´s willingness and ability to sell particular annuity products. The Company generally issues annuity contracts, together with the agent´s commission check, within two business days of receiving the application and premium. The Company also seeks to provide ongoing service to the agent. Towards that end, the Company provides agents with access to the Company´s senior executives. In addition, agents and contract owners can access information about their contracts via a toll-free telephone number.

The Company´s top ten general agents accounted for approximately 32.9% of the Company´s combined individual life insurance policies and annuity contracts sold, (measured by the combined premiums and considerations), during fiscal 2000. Of the Companys combined annuity contracts and individual life insurance policies sold, no single agent accounted for more than 1.7% and no single general agency accounted for more than 8.29% during 2000. The loss of any single sales source would not have a material adverse effect on the Company, but the loss of several could cause a decline in sales until they are replaced by the appointment of other general agents. The Company´s agency department actively recruits new general agents on a continuous basis.

Pricing

Management believes that the Company is able to offer its products at competitive prices to its targeted markets as a result of: (i) maintaining relatively low issuance costs by selling through the independent general agency system; (ii) minimizing home office administrative costs; and (iii) utilizing appropriate underwriting guidelines.

8.

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

Another major factor affecting profitability is the level of expenses. Management believes that one of the Company´s strengths is its concentration on minimizing expenses through periodic review and adjustment of general and administrative costs.

Mortality is the rate of death experienced by life insurance policyholders and certain annuitants taken as a group. For calculating premiums, the Company uses actuarial assumptions with margins added to allow for adverse statistical variations. Actual mortality experience in a particular period may be different than actuarially expected mortality experience and, consequently, may adversely affect the Company´s operating results for such period.

Underwriting Procedures

Premiums charged on insurance products are based, in part, on assumptions about the expected mortality experience. In that regard, the Company has adopted and follows detailed, uniform underwriting procedures designed to assess and quantify insurance risks before issuing life insurance policies to individuals. To implement these procedures, the Company employs an experienced professional underwriting staff. The underwriting practice of the Company is to require attending physicians´ statements and medical examinations for each applicant over age 55 or for policies in excess of certain prescribed policy amounts, ranging from $25,000 and up. These requirements are graduated according to the applicant´s age and the face amount of the policy. The Company also carefully reviews medical records and each applicant´s written application for insurance, which generally is prepared under the supervision of one of the Company´s independent general agents. The factors considered in evaluating an application for individual life insurance coverage include the applicant´s age, occupation, avocations, driving record, finances, aviation activities, smoking habits, alcohol usage and general health and medical history. These factors are discovered through the application, attending physicians´ statements, consumer investigation reports from investigative agencies, direct contact, motor vehicle reports and the Medical Information Bureau, an insurance industry information service. In accordance with industry practice, material misrepresentations on a policy application can result in the cancellation by the Company of the policy under the two year incontestability clause in the general provisions of the policy.

9.

To the extent that an applicant does not meet the Company´s underwriting standards for issuance of a policy at the standard risk classifications, the Company may offer to issue a classified, sub-standard or impaired risk policy for a risk adjusted premium amount rather than declining the application. The amount of the Company´s impaired risk insurance in force in proportion to the total amount of the Company´s individual life insurance in force was approximately 5.9% at December 31, 2000.

Acquired Immune Deficiency Syndrome ("AIDS"), which has received wide publicity because of its serious public health implications, presents special concerns to the life insurance industry. Mortality risks are accepted by insurers based on methods of classification designed to appropriately relate premiums charged to such risks and, in this connection, steps have been taken toward strengthening the Company´s underwriting and selection process. The Company considers AIDS information in underwriting and pricing decisions in accordance with applicable laws. A prospective policyholder must submit to a blood or urine test, which includes AIDS antibody screening, if the amount of coverage applied for equals or exceeds $100,000. The Company´s own mortality experience reflects no significant adverse impact as a result of any acceleration of AIDS-related claims. The Company is continuing to monitor developments in this area but is necessarily unable to predict the long term impact of this problem on the life insurance industry, in general, or on the Company, in particular.

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

The reserves reflected in the Company´s consolidated financial statements included herein are calculated based on GAAP and differ from those specified by the laws of the various states in which the Company does business and those reflected in the Company´s statutory financial statements. These differences arise from the use of different mortality and morbidity tables and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level premium reserve method on all insurance business. See "Notes 1G, 1H and 8 to the Notes to the Consolidated Financial Statements."

The reserves reflected in the Company´s consolidated financial statements are based upon the Company´s best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all non-interest-sensitive products. For all interest-sensitive products the policy account value is equal to the accumulation of gross premiums plus interest credited less mortality and expense charges and withdrawals. In determining reserves for its insurance and annuity products, the

10.

Company performs periodic studies to compare current experience for mortality, interest and lapse rates with expected experience in the reserve assumptions. Differences are reflected currently in earnings for each period. The Company historically has not experienced significant adverse deviations from its assumptions.

Claims Paying and Other Ratings

During 1999, the Insurance Company´s rating was reaffirmed at "A- (Excellent)" by A.M. Best Company (A.M. Best). Publications of A.M. Best indicate that the "A-" rating is assigned to those companies that, in A.M. Best´s opinion, have achieved excellent overall performance when compared to the norms of the insurance industry and that generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations over a long period of time.

In evaluating a company´s statutory financial and operating performance, A.M. Best reviews the company´s profitability, leverage and liquidity, as well as the company´s book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competency of its management.

A.M. Best´s rating is based on factors which primarily are relevant to policyholders, agents and intermediaries and is not directed towards the protection of investors, nor is it intended to allow investors to rely on such a rating in evaluating the financial condition of the Insurance Company. Moody´s Investor Services ("Moody´s") rates the Insurance Company´s insurance financial strength as Baa2. Standard & Poor´s Corporation (" Standard & Poor´s") rates the Insurance Company´s insurance financial strength as Api. The Company´s Senior Notes, due February 15, 2009 (the "Senior Notes"), are rated BBB by Standard & Poor´s and Baa3 by Moody´s.

Policy Claims

Claims are received and reviewed by claims examiners at the Company´s home office. The initial review of claims includes verification that coverage is in force and that the claim is not subject to an exclusion under the policy. Birth and death certificates are basic requirements. Medical records and investigative reports are ordered for contestable claims.

Reinsurance

The Company follows the usual industry practice of reinsuring ("ceding") portions of its life insurance and accident and health, including medical stop loss, risks with other companies, a practice which permits the Company to write policies in amounts larger than the risk it is willing to retain on any one life or group of lives, and also to continue writing a larger volume of new business. The Company also reinsures a portion of its life insurance business and accident and health business in order to obtain commissions on the insurance ceded and thereby reduce its net commission expense. The maximum amount of individual life insurance normally retained by the Company on any one life is $50,000 per policy and $100,000 per life. The maximum retention with respect to impaired risk policies typically is the same. The Company cedes insurance primarily on an "automatic" basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a "facultative" basis, under which the reinsurer´s prior approval is required on each risk reinsured. The maximum retention of the group medical stop loss business varies, but typically the Company cedes ninety percent on a quota share basis. Reinsurance assumed consists entirely of the Company´s participation in Servicemen´s Group Life Insurance.

11.

Use of reinsurance does not discharge an insurer from liability on the insurance ceded. An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurer. No reinsurer of business ceded by the Company has failed to pay any policy claims with respect to such ceded business. At December 31, 2000, of the approximately $835 million of the Company´s individual life insurance in force, the Company had ceded to reinsurers approximately $479 million of such insurance in force. The principal reinsuring companies of individual life policies with whom the Company does business at December 31, 2000 (and their corresponding A.M. Best ratings) were Life Reassurance Corporation of America ("A+ (Superior) ") and Swiss Re Life & Health America ("A+ (Superior)").

Competition

The Company operates in a highly competitive environment. There are numerous insurance companies, banks, securities brokerage firms and other financial intermediaries marketing insurance products, annuities, and other investments that compete with the Company, many of which have substantially greater resources than the Company.

The Company believes that the principal competitive factors in the sale of annuity and life insurance products are product features, commission structure, perceived stability of the insurer, claims paying ratings, name recognition, crediting rates, and service. Many other insurance and other companies are capable of competing for sales in the Company´s target markets.

Management believes that the Company´s ability to compete is dependent upon, among other things, its ability to retain and attract independent general agents to market its products, its ability to develop competitive products that also are profitable and its ability to provide quality service. Management believes that the Company has good relationships with its agents, has an adequate variety of products approved for issuance and generally is competitive within the industry.

Investments and Investment Policy

The Company derives a substantial portion of its total revenues from investment income. The Company manages most of its investments internally. All investments made on behalf of the Company are governed by the general requirements and guidelines established and approved by the Company´s investment committee (the "Investment Committee") and by qualitative and quantitative limits prescribed by applicable insurance laws and regulations. The Investment Committee meets regularly to set and review investment policy and to approve current investment plans. The actions of the Investment Committee are subject to review and approval by the Board of Directors of the Insurance Company. The Company´s investment policy must comply with NYSDI regulations and the regulations of other applicable regulatory bodies.

The Company´s investment philosophy generally focuses on purchasing investment grade securities with the intention of holding such securities to maturity. The Company´s investment philosophy is focused on the intermediate to longer-term horizon and is not oriented towards trading. However, as market opportunities, liquidity or regulatory considerations may dictate, securities may be sold prior to maturity. The Company has categorized all fixed maturity securities as available for sale and carries such investments at market value.

12.

The Company manages its investment portfolio to meet the diversification, yield and liquidity requirements of its insurance policy and annuity contract obligations. The Company´s liquidity requirements are monitored regularly so that cash flow needs are sufficiently satisfied. Adjustments periodically are made to the Company´s investment policies to reflect changes in the Company´s short-and long-term cash needs, as well as changing business and economic conditions.

As of December 31, 2000, approximately 22.0% of the Company´s investment portfolio was invested in mortgage-backed related securities most of which are U.S. government and agency mortgage-backed securities, and other mortgage-backed obligations, most of which are collateralized mortgage obligations ("CMOs") backed by residential mortgages. Most of the Company´s CMOs represent beneficial ownership interests in mortgage-backed securities of the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), the Resolution Trust Corporation ("RTC") or other asset backed securities. Mortgage-backed securities are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgages. Notwithstanding the foregoing, because the Company historically has purchased CMOs in the secondary market at prices which typically are below their par or maturity value, the Company´s portfolio has not been materially impacted as a result of such prepayments. The Company does not invest in interest only or principal only CMOs.

As of December 31, 2000, approximately 2.6% of the Company´s investment portfolio consisted of bonds acquired in private placements. While these bonds are not usually registered with the Securities and Exchange Commission (the "SEC" or "Commission"), management believes that these bonds are marketable to other institutional investors. Approximately 71.3% of the investments acquired by the Company in private placements have been assigned a National Association Insurance Commissioners ("NAIC") designation corresponding to one of the two highest quality rating categories. NAIC designations corresponding to the entire Investment Portfolio can be found on page 18.

As of December 31, 2000, approximately 9.2% of the Company´s investment portfolio, and approximately 55.8% of its stockholders´ equity, consisted of interests in over forty-five limited partnerships which are engaged in a variety of investment strategies, principally including merchant banking, real estate, debt restructurings and international opportunities. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.

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

13.

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

Limited partnership investments are selected through a careful, two-stage review process. The Investment Analyst staff reviews the offering documents and performance history of each investment manager. Separately, the Investment Committee (which is comprised of investment professionals who, collectively have more than 90 years experience in analyzing investments) interviews the manager to determine whether the investment philosophy (particularly with respect to risk) and strategies of the limited partnership are in the best interests of the Company. Only after a positive recommendation is made by both the Investment Analyst Staff and the Investment Committee does the Company invest in a limited partnership. In addition, the actions of the Investment Committee are subject to review and approval by the Board of Directors of the Company or the Insurance Company, as the case may be. To evaluate both the carrying value and the continuing appropriateness of the Company´s investment in any limited partnership, management maintains ongoing discussions with the investment manager and considers the limited partnership´s operations, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year.

Pursuant to the terms of certain limited partnership agreements to which the Company is a party, the Company is committed to contribute, if called upon, an aggregate of approximately $54.5 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.

The book value of the Company´s investments in limited partnerships as of December 31, 2000, 1999 and 1998 was approximately $259.7 million, $245.5 million and $244.1 million respectively. Net investment income derived from the Company´s interests in limited partnership investments aggregated approximately $36.8 million, $30.4 million and $26.4 million in fiscal 2000, 1999 and 1998, respectively. The decrease in net investment income from limited partnerships in 1998 is attributable to losses of $18.0 million in certain investments in limited partnerships.

14.

Management anticipates that in the future it will continue to make selective investments in limited partnerships as opportunities arise, subject to the approval of the Chief Investment Officer and the Investment Committee and the review and approval by the Board of Directors of the Company or the Insurance Company, as the case may be. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships that it has received during the foregoing periods or that it will achieve any returns on such investments at all. In addition, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of returns on such investments, could have a material adverse effect on the Company´s financial condition and results of operations.

As of December 31, 2000 the Company´s investment portfolio also consisted of approximately 0.2% invested in convertible debt securities, approximately 7.4% invested in preferred stock, approximately 0.5% invested in mortgage loans, and approximately 0.9% invested in common stock. The Company´s mortgage loans were collateralized by commercial office and retail properties located in New York and Pennsylvania. The Company´s only real estate investments are two buildings which are used as the current home office of the Insurance Company and two acres of undeveloped land in Nyack, New York.

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

The proceeds are invested in short-term investment grade commercial paper or loan participations at a positive spread until the settlement date of the similar security. In connection with its "dollar roll" transactions, the Company does not engage in yield maintenance transactions. The purchase and maturity dates of all short-term investments are matched exactly to the sale and purchase dates of the underlying collateral, with a 90-day maximum for any one transaction. During this period, the holding institution receives all income and prepayments for the security. To reduce the risk that a party will default on its obligations under the repurchase agreement, the Company only enters into "dollar roll" transactions with major securities dealers such as Morgan Stanley Dean Witter & Co. Incorporated, Goldman, Sachs & Co., Merrill Lynch & Co., Salomon Smith Barney Inc., Bear, Stearns & Co. Inc., CS First Boston and Sandler, O´Neill L.P. Additionally, if the counterparty to the "dollar roll" agreement defaults under the terms of such agreement, the Company is not obligated to repurchase the underlying securities to the transaction.

Under GAAP, during the period between the sale by the Company of a mortgage-backed security to the institution party to the "dollar roll" transaction and the Company´s repurchase of a substantially similar mortgage-backed security from the holding institution, the Company´s consolidated balance sheet will reflect both the mortgage-backed security sold to the holding institution and the cash received for such security as assets, and the Company´s repurchase obligation as a liability. In fiscal 2000 and 1999, dollar roll transactions generated approximately $.8 million and $1.2 million, respectively, of net investment income for the Company. Amounts outstanding to repurchase securities under dollar roll repurchase agreements and reverse repurchase agreements were approximately $233.2 million and $212.6 million as of December 31, 2000 and December 31, 1999, respectively.

15.

The following table summarizes the Company´s investment portfolio at

December 31, 2000.
Investment Portfolio

Total Carrying Value<F1>
(dollars in thousands)
Fixed Maturities
Bonds and Notes:
U.S. Government, government agencies
and authorities<F2>	$ 373,416
Investment grade corporate<F3>	993,677
Public utilities	167,542
Below investment grade corporate<F3>	186,791
Mortgage backed	316,740
Preferred stocks	208,326

Total Fixed Maturities<F4>	2,246,492

Equity Securities
Common stock	24,455

Other Investments:
Policy loans	17,915
Mortgage loans	14,893
Other long-term investments<F5>	259,742
Cash and short-term investments<F6>	256,924

Total cash and investments	$ 2,820,421

_______________________________________________________________________________

<F1> All fixed maturity and equity securities are classified as available for sale; accordingly total carrying value equals estimated market value. Independent pricing services provide market prices for most publicly-traded securities. Where prices are unavailable from pricing services, prices are obtained from securities dealers. For other long-term investments, estimated market value either approximates estimated carrying value or was not readily ascertainable. See Note 1(c) to the Notes to the Consolidated Financial Statements for an explanation of the methodology used to value Other Investments.

<F2> Approximately $299.6 million of such securities represent beneficial ownership interests in mortgage backed securities of FDIC, FHLMC, FNMA, GNMA or the RTC.

<F3> Ratings are based primarily upon those assigned by the NAIC and converted to the generally comparable Moody´s rating.

<F4> Includes approximately $11.1 million of convertible debt securities and convertible preferred stock.

<F5> Consist principally of investments in limited partnerships which are carried at the lower of cost or market, or equity as appropriate.

<F6> Includes approximately $233.2 million attributable to "dollar roll" repurchase agreements.

16.

The following table summarizes the Company´s investment results for the periods indicated, as determined in accordance with GAAP.
INVESTMENT RESULTS

	Year Ended December 31,
	2000	1999	1998	1997	1996
(Dollars in thousands)
Cash and total invested
Assets<F1>	$ 2,669,458	$ 2,506,250	$ 2,485,714	$ 2,398,240	$2,295,582
Net investment income<F2>	$ 225,224	$ 208,126	$ 187,155	$ 191,818	$ 186,180
Effective yield<F3>	9.21%	9.06%	8.14%	8.69%	8.83%
Net realized investment
Gains (Losses)<F4>	$ (8,449)	$ 2,775	$ 17,185	$ 26,039	$ 20,020

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

The following table sets forth the composition of the Company´s bond and notes portfolio by rating as of December 31, 2000.
Bond Portfolio Ratings
		Percent
		of Total
	Estimated	Estimated
	Market	Market
Rating<F1>	Value<F2>	Value<F2>
	(Dollars in thousands)

Aaa.........................	$ 633,005	31.0%
Aa .........................	120,088	5.9
A .........................	363,705	17.8
Baa.........................	743,977	36.5
Total investment grade<F3>.	1,860,775	91.2
Ba .........................	152,794	7.5
B .........................	19,810	1.0
C .........................	4,786	0.3
Total non-investment grade.	177,390	8.8
Total......................	$2,038,165	100.0%

<F1> Ratings are those assigned primarily by Moody´s when available, with remaining ratings as assigned by Standard & Poor´s and converted to a generally comparable Moody´s rating. Bonds not rated by any such organization (e.g., private placement securities) are included based on the rating prescribed by the Securities Valuation Office of the NAIC. NAIC class 1 is considered equivalent to an A or higher rating; class 2, Baa; class 3, Ba; and classes 4-6, B and below. All securities are classified as available for sale; accordingly total carrying value equals estimated market value.

<F2> Independent pricing services provide market prices for most publicly-traded securities. Where prices are unavailable from pricing services, prices are obtained from securities dealers.

F3> Approximately 20.8% of which consist of U.S. government and agency bonds.

17.

According to Moody´s, bonds which are rated "A" possess many favorable investment attributes and are to be considered as upper medium grade obligations. Moody´s applies numerical modifiers "1", " 2" and "3" in each generic rating classification from Aa to B. Modifier "1" indicates a bond in the higher end of a generic rating classification.

The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations, " which are used by insurers when preparing their statutory annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. NAIC ratings are assigned annually as of December 31, and rerated periodically. Of the bonds and notes in the Company´s investment portfolio, approximately 89.8% were in one of the highest two NAIC Designations at December 31, 2000. The following table sets forth the carrying value and estimated market value of these securities according to NAIC Designations at December 31, 2000.
		Percent
		of Total
NAIC Designations	Estimated	Estimated
(generally comparable to	Market	Market
Moody´s ratings)<F1>	Value <F2>	Value<F2>
	(Dollars in thousands)

1 (Aaa, Aa, A) .............	$1,035,349	50.8%
2 (Baa) ....................	795,366	39.0
3 (Ba) .....................	172,615	8.5
4 (B) ......................	24,645	1.3
5 (Caa, Ca) ................	6,512.3
6 (C) ......................	3,678.1
	$2,038,165	100.0%

<F1> Comparison between NAIC Designations and Moody´s rating is as published by the NAIC. NAIC class 1 is considered equivalent to an A or higher rating by Moody´s; class 2, Baa; class 3, Ba; class 4, B; class 5, Caa and Ca; and class 6, C. All securities are classified as available for sale; accordingly total carrying value equals estimated market value.

<F2> Independent pricing services provide market prices for most publicly-traded securities. Where prices are unavailable from pricing services, prices are obtained from securities dealers.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSDI. Under this Regulation, the Insurance Company´s ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting. As of December 31, 2000, approximately 7.92% of the Insurance Company´s total admitted assets were invested in below investment grade debt securities. In addition, as of that date, there were three bond holdings in the Company´s investment portfolio which were in default with an estimated market value totaling $3.7 million. For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see "Item 7 - Management´s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Also see "Note 2 to the Notes to Consolidated Financial Statements" for certain other information concerning the Company´s investment portfolio.

18.

The following table sets forth the scheduled maturities for the Company´s investments in bonds and notes as of December 31, 2000.
Scheduled Maturities
		Percent
		of Total
	Estimated	Estimated
	Market	Market
Maturity<F1>	Value<F2>	Value<F2>
	(Dollars in thousands)
Due in one year or less	$ 39,198	1.9%
Due after one year through five years	93,038	4.6
Due after five years through 10 years	254,531	12.5
Due after 10 years through 20 years	1,334,658	65.5
Total	1,721,425	84.5
Mortgage-backed bonds	316,740	15.5
Total bonds and notes	$2,038,165	100.0%

________________________________________________________________________________

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

The laws and regulations of New York applicable to insurance holding companies require, among other things, that all transactions within a holding company system be fair and equitable and that charges for services be reasonable. In addition, many transactions require either prior notification to or approval of the Superintendent of Insurance of the State of New York (the "Superintendent"). Prior written approval of the Superintendent is required for the direct or indirect acquisition of 10% or more of the insurance companies´ voting securities. Applicable state insurance laws, rather than federal bankruptcy laws, also apply to the liquidation or reorganization of insurance companies.

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

19.

During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states´ authority to regulate insurance companies. Legislation was passed in Congress that could result in the federal government assuming some role in the regulation of insurance companies and allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company´s ability to pay dividends to its stockholders.

The Insurance Company is required to file detailed periodic reports and financial statements with the state insurance regulators in each of the states in which it does business. In addition, insurance regulators periodically examine the Insurance Company´s financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. As part of their routine regulatory oversight process, the NYSDI generally conducts detailed examinations every three years of the books, records and accounts of the Insurance Company. The Insurance Company´s last examination occurred during 1997 for the three-year period ended December 31, 1996. The final report did not raise any issues or adjustments.

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

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains). The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The NYSDI has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to their respective parent companies. During fiscal 2000, 1999 and 1998, the Insurance Company paid dividends of $49.6 million, $28.4 million and $49.4 million, respectively, to the Company.

20.

The dividend limitation is based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to deferred policy acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions, capital notes and surplus notes.

Investment Reserve

Asset Valuation Reserve. Statutory accounting practices require a life insurance company to maintain an Asset Valuation Reserve ("AVR") to absorb realized and unrealized capital gains and losses on a portion of an insurer´s fixed income securities and equity securities.

The AVR is required to stabilize statutory surplus from fluctuations in the market value of bonds, stocks, mortgage loans, real estate and other invested assets. The maximum AVR is calculated based on the application of various factors that are applied to the assets in an insurer´s portfolio. The AVR generally captures credit-related realized and unrealized capital gains or losses on such assets. Each year the amount of an insurer´s AVR will fluctuate as the investment portfolio changes and capital gains or losses are absorbed by the reserve. To adjust for such changes over time, contributions must be made to the AVR in an aggregate annual amount equal to 20% of the difference between the maximum AVR as calculated and the actual AVR. These contributions may result in a slower rate of growth in or a reduction of the Insurance Company´s Unassigned Surplus. The extent of the impact of the AVR on the Insurance Company´s surplus depends in part on the future composition of the Insurance Company´s investment portfolio.

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

NAIC-IRIS Ratios

The NAIC´s Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 industry ratios and specifies "normal ranges" for each ratio. The IRIS ratios were designed to advise state insurance regulators of significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. These changes need not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," such state regulators may, but are not obligated to, inquire of the company regarding the nature of the company´s business to determine the reasons for the ratios being outside the "normal range." No regulatory significance results from being out of the normal range on fewer than four of the ratios. The Company anticipates that it may from time to time fall outside the "normal range" on some of these ratios. For the year ended December 31, 2000, the Company was within the normal range for all of the ratios. If four or more of the Company´s ratios fall outside the "normal range," the Company is likely to experience regulatory inquiry and a higher level of scrutiny.

21.

Risk-Based Capital

Under the NAIC´s risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula. The standards require the computation of a risk-based capital amount which then is compared to a company´s actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from regulatory control of the insurance company to a requirement for the insurance company to submit a plan to improve its capital. At December 31, 2000, the Insurance Company´s total adjusted capital was $350.6 million and the authorized control level risk based capital was $70.8 million.

Assessments Against Insurers

Most applicable jurisdictions require insurance companies to participate in guaranty funds which are designed to indemnify policyholders of insolvent insurance companies. Insurers authorized to transact business in these jurisdictions generally are subject to assessments based on annual direct premiums written in that jurisdiction. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer´s solvency and, in certain instances, may be offset against future state premium taxes. The amount of these assessments in prior years has not been material, however, the amount and timing of any future assessment on the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Company and the Insurance Company. Recent failures of substantially larger insurance companies could result in future assessments in material amounts.

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

Affiliates

In addition to the Insurance Company, the Company has three subsidiaries, Presidential Securities Corporation, P.L. Assigned Services Corporation and Presidential Asset Management Company, Inc. In the aggregate, these three subsidiaries are not material to the Company´s consolidated financial condition or results of operations.

On December 29, 1999, the Company announced the completion of the purchase of The Central National Life Insurance Company of Omaha ("Central National") from the Household Insurance Group Holding Company, a subsidiary of Household International, Inc. Central National which has assets of $15.1 million and capital and surplus of $14.8 million as of December 31, 2000, is licensed to market insurance products in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

22.

Item 2. Properties

The Company owns, and the Insurance Company is the sole occupant of, two adjacent office buildings located at 69 Lydecker Street and 10 North Broadway in Nyack, New York. These buildings contain an aggregate of approximately 45,000 square feet of useable floor space.

The Insurance Company also owns two acres of unimproved land in Nyack, New York.

Management believes that the Company´s present facilities are adequate for its anticipated needs.

Item 3. Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 27, 2001, the Company is not a party to any legal proceedings, the adverse outcome of which, in management´s opinion, individually or in the aggregate, would have a material adverse effect on the Company´s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to its shareholders for vote during the fiscal quarter ended December 31, 2000.

23.

PART II

Item 5. Market for the Registrant´s Common Equity and Related Shareholder Matters

The Company´s common stock trades on The NASDAQ Stock MarketSM under the symbol "PLFE." The following table sets forth, for the indicated periods, the high and low bid quotations for the common stock, as reported by the National Association of Securities Dealers, Inc., and the per share cash dividends declared on the common stock.
			Cash Dividends
	High	Low	Declared Per Share

Fiscal 1999
First Quarter	$20 3/4	$17 1/2	$.075
Second Quarter	19 5/8	17 1/4	.09
Third Quarter	20 3/4	16 1/2	.09
Fourth Quarter	19 1/8	16.09

Fiscal 2000
First Quarter	$18 5/8	$12 11/16	.09
Second Quarter	16 1/4	13 5/8	.10
Third Quarter	17 11/16	14 1/8	.10
Fourth Quarter	16 1/4	13 15/16	.10

Fiscal 2001
First Quarter	$17 11/16	$14 15/16	.10
(through March 27, 2001)

The Company regularly has paid semi-annual cash dividends since 1980 and since the first quarter of 1997 has paid quarterly cash dividends. During the first quarter of 2001, the Company declared a quarterly cash dividend of $.10 per share payable April 2, 2001. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, financial condition, and dividends from the Insurance Company. Any determination to pay dividends would be at the discretion of the Company´s Board of Directors and is subject to regulatory and contractual restrictions as described in "Part I -- Business -- Insurance Regulation" and Part II -- Management´s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." On March 27, 2001, there were approximately 750 holders of record of the Company´s common stock.

24.

Item 6. Selected Financial Data

Selected consolidated financial data for the Company are presented below for each of the five years in the period ended December 31, 2000. This data should be read in conjunction with the Company´s Consolidated Financial Statements and notes thereto and Item 7, Management´s Discussion and Analysis of Results of Operations and Financial Condition.
Income Statement Data:

	Year Ended December 31,
	2000	1999	1998	1997	1996
(in thousands, except per share data)

Total Revenue	$ 284,458	$ 278,060	$ 242,206	$ 247,704	$ 223,674

Benefits	197,765	181,126	146,410	136,998	124,260
Interest Expense
On Notes payable	9,773	8,960	7,124	5,850	5,049
Selling, General and
Administrative Expenses	18,931	18,482	16,927	14,298	18,008
Total Benefits and
Expenses	226,469	208,568	170,461	157,146	147,317

Provision (benefit) for
Income Taxes	17,127	21,261	22,521	29,266	21,836

Net Income	$ 40,862	$ 47,717<F1>	$ 49,224	$ 61,292	$ 54,521
Income Per Share	$ 1.36	$ 1.53<F1>	$ 1.53	$ 1.87	$ 1.64
Dividends Per Share	$ .39	$ .345	$ .285	$ .22	$ .15

<F1> Includes extraordinary loss of $514 thousand or $.02 per share.
Balance Sheet Data:

	At December 31,
	2000	1999	1998	1997	1996
(in thousands)

Assets	$ 2,982,425	$ 2,653,665	$ 2,606,799	$ 2,558,341	$ 2,406,925
Total Capitalization
Notes Payable	$ 100,000	$ 100,000	$ 50,000	$ 50,000	$ 50,000
Shareholders´ Equity	465,527	406,468	523,244	502,654	423,063

Total	$ 565,527	$ 506,468	$ 573,244	$ 552,654	$ 473,063

25.

Item 7. Management´s Discussion and Analysis of Financial Condition and Results

of Operations

General

The Company has one reportable operating segment with two primary lines of business  individual annuities and individual life insurance. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Premiums shown on the Company´s consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company´s single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as single premium deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholders´ account balances. With respect to products that are accounted for as policyholders´ account balances, revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from the policyholders´ account balances. The Company´s operating earnings are derived primarily from these revenues, plus the Company´s investment results, including realized gains (losses), less interest credited, benefits to policyholders and expenses.

Certain costs related to the sale of new business are deferred as "deferred policy acquisition costs" ("DAC") and amortized into expenses in proportion to the recognition of earned revenues. Costs deferred include principally commissions, certain expenses of the policy issue and underwriting departments and certain variable sales expenses. Under certain circumstances, DAC will be expensed earlier than originally estimated, including those circumstances where the policy terminations are higher than originally estimated with respect to certain annuity products. Most of the Company´s annuity products have surrender charges which are designed to discourage and mitigate the effect of early terminations.

The Insurance Company is rated "A- (Excellent)" by A.M. Best.

Results of Operations

Comparison of Fiscal Year 2000 to Fiscal Year 1999 and Fiscal Year 1999 to Fiscal Year 1998.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $62.6 million in fiscal 2000 from approximately $58.9 million in fiscal 1999, an increase of approximately 6.3%. Of this amount, annuity considerations increased to approximately $55.2 million in fiscal 2000 from approximately $54.4 million in fiscal 1999, an increase of approximately $871 thousand. In accordance with GAAP, sales of single premium deferred annuities are not reported as annuity considerations, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $350.4 million, $186.1 million and $135.2 million in fiscal 2000, 1999 and 1998, respectively. Management believes that the increase in annuity considerations is due to the successful expansion of our Marketing Department. Beginning in 1996, the Company added regional sales directors in various states. These regional sales directors have added new general agents, which have generated sales.

26.

Total annuity considerations and life insurance premiums increased to approximately $58.9 million in fiscal 1999 from approximately $32.2 million in fiscal 1998, an increase of approximately 82.8%. Of this amount, annuity considerations increased to approximately $54.4 million in fiscal 1999 from approximately $28.1 million in fiscal 1998, an increase of approximately $26.3 million.

Policy Fee Income

Universal life and investment type policy fee income was approximately $.7 million in fiscal 2000, as compared to approximately $2.6 million in fiscal 1999 and approximately $2.1 million in fiscal 1998. The decrease in 2000 is attributed to a decline in the number of policies surrendered during 2000 that were within the surrender charge period. Policy fee income consists principally of amounts assessed during the period against policyholders´ account balances for mortality charges and surrender charges.

Net Investment Income

Net investment income totaled approximately $225.2 million in fiscal 2000, as compared to approximately $208.1 million in fiscal 1999 and approximately $187.2 million in fiscal 1998. This represents approximately an 8.2% increase comparing fiscal 2000 to fiscal 1999 and approximately an 11.2% increase comparing fiscal 1999 to fiscal 1998. Investment income from "other invested assets" totaled approximately $36.8 million in fiscal 2000, $30.4 million in fiscal 1999 and $26.4 million in fiscal 1998. In fiscal 2000, 1999 and 1998, the Insurance Company participated in "dollar roll" transactions (i.e., the sale of a mortgage-backed security and a simultaneous agreement to purchase a similar security at a later date at a lower price) to enhance investment income. The proceeds from the sale are invested in short-term securities at a positive spread until the settlement date of the similar security. During this period, the holding institution receives all income and prepayments for the security. The Company´s ratio of net investment income to average cash and invested assets less net investment income for the years ended December 31, 2000, 1999 and 1998 was approximately 9.21%, 9.06% and 8.14%, respectively. For additional information, please refer to "Note 2 of the Notes to Consolidated Financial Statements."

Realized Investment Gains and Losses

Realized investment losses amounted to approximately $8.5 million in fiscal 2000, as compared to approximately $2.8 million of gains in fiscal 1999 and gains of approximately $17.2 million in fiscal 1998. Realized investment losses for December 31, 2000 and gains for the years ended December 31, 1999 and 1998 include realized investment losses of approximately $22.8 million, $14.8 million and $8.3 million, respectively, attributable to writedowns of certain securities contained in the Company´s investment portfolio. Realized investment gains (losses) result from sales of certain equities and convertible securities, and calls and sales of fixed maturity investments in the Company´s investment portfolio. There can be no assurance that the Company´s investment portfolio will yield comparable investment results in future periods.

Total Benefits and Expenses

Total benefits and expenses for fiscal 2000 aggregated approximately $226.5 million, as compared to approximately $208.6 million for fiscal 1999 and approximately $170.5 million for fiscal 1998. This represents an increase of approximately 8.6% comparing fiscal 2000 to fiscal 1999 and an increase of approximately 22.4% comparing fiscal 1999 to fiscal 1998. The reasons for these changes will be discussed under the respective components below.

27.

Interest Credited and Benefits to Policyholders

Interest credited and benefits to policyholders amounted to approximately $197.8 million in fiscal 2000 as compared to approximately $181.1 million in fiscal 1999 and approximately $146.4 million in fiscal 1998. This represents an increase of approximately 9.2% comparing fiscal 2000 to fiscal 1999 and approximately a 23.7% increase comparing fiscal 1999 to fiscal 1998. These increases principally are attributable to a higher level of policyholder account balances as a result of the increase in annuity considerations received during the respective years.

The Insurance Company´s average credited rates for reserves and account balances for the 12 months ended December 31, 2000, 1999 and 1998 were less than the Company´s ratio of net investment income to mean assets for the same periods as noted above under "Net Investment Income." Although management does not currently expect material declines in the spread between the Company´s average credited rate for reserves and account balances and the Company´s ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company´s financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company in particular, the Company may, from time to time, adjust the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

Interest Expense on Notes Payable

The interest expense on the Company´s notes payable amounted to approximately $9.77 million in fiscal 2000, approximately $8.96 million in fiscal 1999 and approximately $7.12 million in fiscal 1998. The increase in interest expense in fiscal 2000 and 1999 is attributable to the increase in the Company´s notes payable.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $29.9 million in fiscal 2000 as compared to approximately $23.7 million in fiscal 1999 and approximately $19.3 million in fiscal 1998. This represents an increase of approximately 26.2% comparing fiscal 2000 to fiscal 1999 and an increase of approximately 22.7% comparing fiscal 1999 to fiscal 1998. The increase in fiscal 2000 compared to fiscal 1999 principally is attributable to higher costs associated with higher commissions and selling expenses incurred associated with the higher level of sales of single premium annuities. The increase in fiscal 1999 compared to fiscal 1998 principally is attributable to higher commissions and selling expenses incurred associated with the higher level of sales of single premium annuities

Deferred Policy Acquisition Costs

The change in the net DAC for fiscal 2000 resulted in a credit of approximately $11.0 million, as compared to a credit of approximately $5.2 million in fiscal 1999 and a credit of approximately $2.4 million in fiscal 1998. Such changes are due (i) to the increase in costs associated with recent new product sales which have been deferred and are amortized in proportion to the recognition of earned revenue and (ii) to the effect of revisions to estimated gross profits on unamortized deferred acquisition costs which are reflected in the year such estimated gross profits are revised.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $58.0 million in fiscal 2000, as compared to approximately $69.5 million in fiscal 1999 and approximately $71.1 million in fiscal 1998.

28.

Income Taxes

Income tax expense was approximately $17.1 million for fiscal 2000, as compared to approximately $21.3 million in fiscal 1999 and approximately $22.5 million in fiscal 1998. The decrease in income taxes in fiscal 2000 is primarily attributable to realized capital losses during fiscal 2000.

Net Income

For the reasons discussed above, the Company had net income of approximately $40.9 million in fiscal 2000, net income of approximately $47.7 million in fiscal 1999 and net income of approximately $49.2 million in fiscal 1998.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company´s principal sources of cash are dividends from the Insurance Company, sales of and interest on the Company´s investments and rent from its real estate. During 2000, the Company´s Board of Directors increased the quarterly dividend rate to $.10 per share. During 2000 and 1999, the Company purchased and retired 1,506,200 and 918,300 shares of common stock, respectively. At December 31, 2000, the Company was authorized to purchase approximately an additional 411,000 shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains). The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The NYSDI has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to their respective parent companies. During fiscal 2000, 1999 and 1998, the Insurance Company paid dividends of $49.6 million, $28.4 million and $49.4 million, respectively, to the Company.

Principal sources of funds at the Insurance Company are premiums and other considerations paid, net investment income received and proceeds from investments calle, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies, (including withdrawals and surrender payments), the payment of policy acquisition costs, operating expenses and the purchase of investments.

Net cash provided by the Company´s operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $71.6 million, $69.3 million and $37.0 million in fiscal 2000, 1999 and 1998, respectively. Net cash used in the Company´s investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $288.5 million, $172.2 million and $27.2 million in fiscal 2000, 1999 and 1998, respectively.

29.

For purposes of the Company´s consolidated statements of cash flows, financing activities relate primarily to "dollar roll" repurchase transactions, and to sales and surrenders of the Company´s annuity and universal life insurance products. The payment of dividends by the Company to its stockholders also is considered to be a financing activity. Net cash provided by (used in) the Company´s financing activities amounted to approximately $183.7 million, $130.1 million and $(21.9) million in fiscal 2000, 1999 and 1998, respectively. These fluctuations primarily are attributable to the new Senior Notes, higher policyholder account balances (as a result of increased sales), partially offset by the repayment of amounts outstanding under the Company´s line of credit during fiscal 1999.

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

Given the Insurance Company´s historic cash flow and current financial results, management believes that, for the next twelve months and for the reasonably foreseeable future, the Insurance Company´s cash flow from operating activities will provide sufficient liquidity for the operations of the Insurance Company, as well as provide sufficient funds to the Company, so that the Company will be able to make dividend payments, as described in "Item 5 - Market for the Registrant´s Common Equity and Related Shareholder Matters," satisfy its debt service obligations and pay its other operating expenses.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company´s primary market risk exposures and how those exposures are currently managed as of December 31, 2000.

The primary market risk to the Company´s investment portfolio is interest rate risk. The Company´s exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

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

The Company´s deferred annuity products are designed to encourage persistency by incorporating surrender charges. An annuitant may not terminate or withdraw substantial funds for a period of generally seven years without incurring significant penalties in the form of surrender charges. Approximately 42.0%, 50.9% and 56.0% of the Company´s deferred annuity contracts in force (measured by reserves) as of December 31, 2000, 1999, and 1998 are surrenderable without charge. The decrease since December 31, 1998 is attributable to the increase in deferred annuity contracts inforce as a result of the increase in annuity considerations received.

30.

The market value of the Company´s fixed maturity portfolio changes as interest rates change. In general, rate decreases cause asset prices to rise, while rate increases cause asset prices to fall. Interest rate sensitivity can be modeled using the fixed maturitys effective duration and convexity to estimate price change for a given rate change. To model such changes, both spreads and yield curve slope are held constant while the portfolio is subjected to a hypothetical instantaneous rate change. Actual results may differ from the hypothetical change in market rates assumed in this disclosure since the model does not reflect the results of any actions that would be taken by the Company to mitigate such hypothetical loss in market value.

Based on market values and prevailing interest rates as of December 31, 2000, a hypothetical instantaneous increase of 100 basis points would produce a loss in fair value of fixed maturity assets of approximately $176.3 million. Since the Company is able to hold its fixed maturity securities to maturity, it does not expect to realize significant losses under such a hypothetical scenario.

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 8.77%, 8.14% and 8.74% as of December 31, 2000, 1999 and 1998, respectively). The weighted average duration of the Company´s bond portfolio was approximately five and three quarter years as of December 31, 2000. The Company´s fixed maturity investments are all classified as available for sale and include those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security´s prepayment risk, the Company´s need for liquidity and other similar factors.

These investments are carried at estimated market value, and unrealized gains (losses), net of federal income taxes and deferred policy acquisition costs, if any, are charged directly to shareholders´ equity, unless a decline in market value is considered to be other than temporary, in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged or credited directly to shareholders´ equity, unless a decline in market value is considered to be other than temporary, in which event the Company recognizes a loss.

Capital expenditures during fiscal 2000 were approximately $32,000. As of December 31, 2000, the Company had no outstanding commitments for significant capital expenditures.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSDI. Under this Regulation, the Insurance Company´s ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of December 31, 2000 and 1999, approximately 7.92% and 8.37%, respectively, of the Insurance Company´s total admitted assets were invested in below investment grade debt securities.

The Company maintains a portfolio which includes below investment grade securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at estimated market value. As of December 31, 2000 and 1999, the carrying value of these securities was approximately $178.6 million and $187.7 million, respectively (representing approximately 6.0% and 7.1%, respectively, of the Company´s total assets and 38.1% and 46.2%, respectively, of shareholders´ equity).

31.

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

In certain situations, the terms of some fixed maturity assets are restructured or modified. There were no restructured fixed maturities at December 31, 2000.

As of December 31, 2000, approximately 9.2% of the Company´s total invested assets were invested in limited partnerships. Pursuant to NYSDI regulations, the Company´s investments in equity securities, including limited partnership interests, may not exceed 20% of the Insurance Company´s invested assets. Investments in limited partnerships are included in the Company´s consolidated balance sheet under the heading "Other invested assets." See " Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $54.5 million of additional capital to certain of these limited partnerships. However, management does not expect this entire amount to be called because certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company´s financial condition and results of operations.

As previously discussed, in fiscal 2000 and 1999 the Company participated in "dollar roll" repurchase agreement transactions. Amounts outstanding to repurchase securities under such agreements were approximately $233.2 million and $212.6 million at December 31, 2000 and 1999, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

32.

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

See "Item 1 - Business - Insurance Regulation" for a description of certain NAIC initiatives that also may impact the Company´s financial condition and results of operations.

Effects of Inflation and Interest Rate Changes

The Company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company´s fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and the Company´s net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline, the Company´s fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates, and vice versa. Management is aware that prevailing market interest rates frequently shift and, accordingly, the Company has adopted strategies which are designed to address either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company´s average cost of funds would be expected to increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. In addition, the market value of the Company´s fixed maturity portfolio decreases resulting in a decline in shareholders´ equity. Concurrently, the Company would attempt to place new funds in investments which were matched in duration to, and higher yielding than, the liabilities associated with such annuities. Management believes that liquidity necessary in such an interest rate environment to fund withdrawals, including surrenders, would be available through income, cash flow, the Company´s cash reserves or from the sale of short-term investments. In a declining interest rate environment, the Company´s cost of funds would be expected to decrease over time, reflecting lower interest crediting rates on its fixed annuities. Should increased liquidity be required for withdrawals in such an interest rate environment, management believes that the portion of the Company´s investments which are designated as available for sale in the Company´s consolidated balance sheet could be sold without materially adverse consequences in light of the general strengthening in market prices which would be expected in the fixed maturity security market.

33.

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

Forward Looking Information

The Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the SEC. Forward-looking statements are statements not based n historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect", "anticipate", "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company´s beliefs concerning future levels of sales and redemptions of the Company´s products, investment spreads and yields, or the earnings and profitability of the Company´s activities.

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

34.

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133 ("SFAS 138"). In June 1999, the FASB also issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The impact of adopting SFAS 133, as amended by SFAS 138, will not have a material impact on the consolidated financial statements.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 ("SFAS 140"). SFAS 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company does not believe that adoption of this FASB will have a material impact on its consolidated financial statements.

In March 1998, the National Association of Insurance Commissioner ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The NYSDI required adoption of the Codification with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification by the NAIC and the Codification as modified by the NYSDI, as currently interpreted, did not adversely affect statutory capital and surplus as of January 1, 2001.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is contained in the Liquidity and Capital Resources section of Management´s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

See the accompanying Table of Contents to Consolidated Financial Statements and Schedules on Page F-1.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None

35.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information relating to the Company´s directors, nominees for election as directors and executive officers will be included in the Company´s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement"), which the Company intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Directors and Executive Officers and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

Purchases of Annuity Contracts and Life Insurance Policies

From time to time in the ordinary course of business, certain of the Company´s directors and executive officers have purchased, and may in the future, purchase annuity contracts or life insurance policies from the Insurance Company. Such transactions in the past have been, and will in the future be, on terms no less favorable to the Insurance Company than those that could be obtained from unaffiliated third parties. In that regard, since January 1, 1998, directors and executive officers, have not engaged in transactions with the Insurance Company.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a). The Independent Auditors´ Report, Consolidated Financial Statements and Consolidated Financial Statement Schedules listed in the Table of Contents on page F-1 are being filed as part of this Form 10-K.

(b). During the last quarter of the fiscal year ended December 31, 2000 the Company did not file a current report on Form 8-K.

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

36.

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

37.

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

38.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL LIFE CORPORATION

By /s/ Herbert Kurz

Herbert Kurz

Principal Executive Officer

and Director

Date: March 27, 2001

39.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 27, 2001 /s/ Herbert Kurz

Herbert Kurz

Principal Executive Officer

and Director

Date: March 27, 2001 /s/ Charles J. Snyder

Charles J. Snyder, Treasurer

and Principal Accounting Officer

Date: March 27, 2001 /s/ Peter A. Cohen

Peter A. Cohen Director

Date: March 27, 2001 /s/ Jules Kroll

Jules Kroll Director

Date: March 27, 2001 /s/ Lawrence Rivkin

Lawrence Rivkin Director

Date: March 27, 2001 /s/ Morton B. Silberman

Morton B. Silberman Director

40. A.-F.

TABLE OF CONTENTS TO

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page

Independent Auditors´ Report...................................... F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2000 and 1999.... F-3

Consolidated Statements of Income - Years Ended December 31,

2000, 1999 and 1998.......................................... F-4

Consolidated Statements of Shareholders´ Equity - Years Ended

December 31, 2000, 1999 and 1998............................. F-5

Consolidated Statements of Cash Flows - Years Ended December 31,

2000, 1999 and 1998.......................................... F-6

Notes to Consolidated Financial Statements........................ F-7

Consolidated Financial Statement Schedules:

II Condensed Balance Sheets (Parent Company Only) as of

December 31, 2000 and 1999................................. S-1

II Condensed Statements of Income (Parent Company

Only)- Years Ended December 31, 2000, 1999 and 1998........ S-2

II Condensed Statements of Cash Flows (Parent

Company Only) - Years Ended December 31, 2000, 1999

and 1998................................................... S-3

III Supplemental Insurance Information - Years Ended

December 31, 2000, 1999 and 1998........................... S-4

IV Reinsurance - Years Ended December 31, 2000, 1999 and 1998... S-5

All schedules not included are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

F-1.

INDEPENDENT AUDITORS´ REPORT

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have audited the accompanying consolidated balance sheets of Presidential Life Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders´ equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company´s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York

February 14, 2001

F-2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
ASSETS:	2000	1999
Investments:
Fixed maturities available for sale	$ 2,246,492	$ 1,962,354
Common stocks	24,455	32,470
Mortgage Loans	14,893	16,134
Real Estate	415	415
Policy Loans	17,915	17,580
Short-term investments	261,571	215,889
Other invested assets	259,742	245,486
Total investments	2,825,483	2,490,328

Cash and cash equivalents	(4,647)	28,582
Accrued investment income	31,432	27,816
Amounts due from security transactions	12,250	2,800
Deferred federal income taxes	10,444	25,611
Federal income tax recoverable	5,646	2,602
Deferred policy acquisition costs	74,262	48,844
Furniture and equipment, net	625	674
Amounts due from reinsurers	11,120	9,940
Other assets	12,267	12,443
Assets held in separate account	3,543	4,025
TOTAL ASSETS	$ 2,982,425	$ 2,653,665

LIABILITIES AND SHAREHOLDERS´ EQUITY:
Liabilities:
Policy Liabilities:
Policyholders´ account balances	$ 1,596,043	$ 1,385,957
Future policy benefits:
Annuity	500,599	449,732
Life and accident and health	59,996	55,789
Other policy liabilities	3,482	4,340
Total policy liabilities	2,160,120	1,895,818
Dollar repurchase agreements	233,210	212,614
Notes payable	100,000	100,000
Short-term note payable	0	15,000
Deposits on policies to be issued	8,885	6,662
General expenses and taxes accrued	6,283	8,641
Other liabilities	4,857	4,437
Liabilities related to separate account	3,543	4,025
Total liabilities	2,516,898	2,247,197

Shareholders´ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding
29,317,759 shares in 2000 and 30,814,591
Shares in 1999)	293	308
Accumulated other comprehensive loss	(15,663)	(68,091)
Retained earnings	480,897	474,251
Total Shareholders´ Equity	465,527	406,468

TOTAL LIABILITIES AND SHAREHOLDERS´ EQUITY	$ 2,982,425	$ 2,653,665

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Years Ended December 31

	2000	1999	1998
REVENUES:
Insurance revenues:
Premiums	$ 7,402	$ 4,521	$ 4,086
Annuity considerations	55,247	54,376	28,140
Universal life and investment type
policy fee income	697	2,559	2,100
Net investment income	225,224	208,126	187,155
Realized investment (losses) gains	(8,449)	2,775	17,185
Other income	4,337	5,703	3,540
TOTAL REVENUES	284,458	278,060	242,206

BENEFITS AND EXPENSES:
Death and other life insurance benefits	10,587	8,116	7,612
Annuity benefits	47,811	43,016	40,697
Interest credited to policyholders´
account balances	86,943	78,000	76,776
Interest expense on notes payable	9,773	8,960	7,124
Other interest and other charges	490	531	274
Increase in liability for
future policy benefits	51,934	51,463	21,051
Commissions to agents, net	18,184	6,301	4,780
General expenses and taxes	11,698	17,379	14,522
Increase in deferred policy
acquisition costs	(10,951)	(5,198)	(2,375)
TOTAL BENEFITS AND EXPENSES	226,469	208,568	170,461

Income before income taxes	57,989	69,492	71,745

Provision (benefit) for income taxes:
Current	19,173	24,866	26,902
Deferred	(2,046)	(3,605)	(4,381)
	17,127	21,261	22,521

Income before extraordinary item	40,862	48,231	49,224

Extraordinary item - loss on retirement
of debt, net of income tax benefit of
$276.5	0	(514)	0

NET INCOME	$ 40,862	$ 47,717	$ 49,224

Weighted average number of shares
outstanding during the year	30,160,414	31,161,277	32,073,388

Earnings per common share before
extraordinary item	$ 1.36	$ 1.55	$ 1.53

Extraordinary item	0	(.02)	0

Earnings per common share	$ 1.36	$ 1.53	$ 1.53

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS´ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(in thousands, except share data)
				Accumulated
		Additional		Other
	Capital	Paid-in-	Retained	Comprehensive
	Stock	Capital	Earnings	Income (loss)	Total
Balance at
January 1, 1998	$ 326	$ 18,274	$ 412,514	$ 71,540	$ 502,654

Comprehensive Income:

Net income			49,224		49,224

Net Unrealized Investment
Gains (Losses)				(2,503)	(2,503)

Comprehensive Income					46,721

Purchase and Retirement
of Stock	(8)	(17,060)			(17,068)

Issuance of Shares
under Stock Option Plan		54			54

Dividends Paid to
Shareholders ($.285 per
share)			(9,117)		(9,117)

Balance at
December 31, 1998	318	1,268	452,621	69,037	523,244

Comprehensive Income:

Net income			47,717		47,717

Net Unrealized Investment
Gains (Losses)				(137,128)	(137,128)

Comprehensive Loss					(89,411)

Purchase and Retirement
of Stock	(10)	(1,281)	(15,375)		(16,666)

Issuance of Shares
under Stock Option Plan		13			13

Dividends Paid to
Shareholders ($.345 per
share)			(10,712)		(10,712)

Balance at
December 31, 1999	308	0	474,251	(68,091)	406,468

Comprehensive Income:

Net income			40,862		40,862

Net Unrealized Investment
Gains (Losses)				52,428	52,428

Comprehensive Income					93,290

Purchase and Retirement
of Stock	(15)	(91)	(22,597)		(22,703)

Issuance of Shares
under Stock Option Plan		91			91

Dividends Paid to
Shareholders ($.39 per
share)			(11,619)		(11,619)

Balance at
December 31, 2000	$ 293	$ 0	$ 480,897	$ (15,663)	$ 465,527

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31
	2000	1999	1998

OPERATING ACTIVITIES:
Net income	$ 40,862	$ 47,717	$ 49,224
Adjustments to reconcile net income to
net cash provided by operating activities:
Benefit for deferred income taxes	(2,046)	(3,605)	(4,381)
Depreciation and amortization	1,386	936	1,037
Net accrual of discount on fixed maturities	(9,812)	(8,469)	(8,806)
Realized investment losses (gains)	8,449	(2,775)	(17,185)
Changes in:
Accrued investment income	(3,616)	(3,507)	3,858
Deferred policy acquisition costs	(10,951)	(5,198)	(2,375)
Federal income tax recoverable	(3,044)	2,138	(4,740)
Liability for future policy benefits	55,074	52,534	22,030
Other items	(4,594)	(10,468)	(1,629)

Net Cash Provided by
Operating Activities	71,708	69,303	37,033

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(356,959)	(434,070)	(377,730)
Sales	30,535	53,524	2,602
Maturities, calls and repayments	99,146	172,830	333,533
Common Stocks:
Acquisitions	(15,969)	(21,038)	(12,880)
Sales	23,937	27,533	46,435
Decrease (increase) in short-term
investments and policy loans	(46,017)	12,300	36,449
Other Invested Assets:
Additions to other invested assets	(64,256)	(48,413)	(93,837)
Distributions from other invested assets	50,000	47,024	57,902
Purchase of property and equipment	181	(172)	(289)
Mortgage loan on real estate	332	904	827
Amounts due from security transactions	(9,450)	17,370	(20,170)

Net Cash Used in
Investing Activities	(288,520)	(172,208)	(27,158)

FINANCING ACTIVITIES:
Proceeds from Dollar Repurchase Agreements	2,467,687	2,522,329	2,115,345
Repayment of Dollar Repurchase Agreements	(2,447,091)	(2,458,365)	(2,171,896)
Proceeds from Reverse Repurchase Agreements	0	(24,402)	24,402
Proceeds from (repayment of) Senior Notes		50,000	0
Proceeds from (repayment of) line of credit	(15,000)	(8,000)	3,000
Increase in policyholders´ account balances	210,086	71,173	33,884
Repurchase of common stock	(22,703)	(16,666)	(17,069)
Deposits on policies to be issued	2,223	4,723	(497)
Dividends paid to shareholders	(11,619)	(10,712)	(9,117)

Net Cash Provided by (Used in)
Financing Activities	183,583	130,080	(21,948)

Decrease (Increase) in Cash and Cash
Equivalents	(33,229)	27,175	(12,073)

Cash and Cash Equivalents at Beginning of Year	28,582	1,407	13,480

Cash and Cash Equivalents at End of Year	$ (4,647)	$ 28,582	1,407
Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 22,442	$ 22,453	$ 33,500

Interest Paid	$ 8,919	$ 5,514	$ 6,216

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-6.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Business

Presidential Life Corporation ("the Company"), through its wholly-owned subsidiary Presidential Life Insurance Company ("the Insurance Company"), is engaged in the sale of life insurance and annuities.

On December 29, 1999, the Company announced the completion of the purchase of The Central National Life Insurance Company of Omaha ("Central National") from the Household Insurance Group Holding Company, a subsidiary of Household International, Inc. Central National which has assets of $15.1 million and capital and surplus of $14.8 million as of December 31, 2000, is licensed to market insurance products in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

B. Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany transactions and balances have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current years presentation. The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has one reportable operating segment and therefore, no additional disclosures are required under Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information". Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

C. Investments

Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred Federal income taxes are credited or charged directly to shareholders´ equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at estimated market, with the related unrealized gains and losses, net of deferred income tax effect, if any, charged or credited directly to shareholders´ equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

"Other invested assets" are recorded at the lower of cost or market, or equity as appropriate, and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership´s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure

F-7.

the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of December 31, 2000 and 1999. As of December 31, 2000, the Company was committed to contribute, if called upon, an aggregate of approximately $54.5 million of additional capital to certain of these limited partnerships.

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

The Company´s investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company. The investments are carried at cost less accumulated depreciation. Depreciation has been provided on a straight line basis at the rate of 4% per annum for one building and 8% per annum for the other. Accumulated depreciation amounted to $206,800 and $206,8000 at December 31, 2000 and 1999, respectively, and related depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $0, $0 and $2,400, respectively.

D. Furniture and Equipment

Furniture and equipment is carried at cost and depreciated on a straight line basis over a period of five to ten years except for automobiles which are depreciated over a period of three years. Accumulated depreciation amounted to $687,600 and $565,400 at December 31, 2000 and 1999, respectively, and related depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $230,400, $190,700 and $160,900, respectively.

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

F-8.

E. Recognition of Insurance Income and Related Expenses - continued

Premiums from universal life and investment-type contracts are reported as deposits to policyholders´ account balances. Revenues from these contracts consist of amounts assessed during the period against policyholders´ account balances for mortality charges and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders´ account balances and interest credited to policyholders´ account balances.

For the years ended December 31, 2000, 1999, and 1998, approximately 52.0%, 50.2% and 58.1%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York.

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

Unamortized deferred policy acquisition costs for the years ended December 31, 2000 and 1999 are summarized as follows:

	2000	1999
(in thousands)
Balance at the beginning of year	$ 48,844	$ 40,283
Current year´s costs deferred	20,507	11,479
Total	69,351	51,762
Less, amortization for the year	9,284	6,215
Total	60,067	45,547
Change in amortization related to
unrealized loss in investments	14,195	3,297
Balance at the end of the year	$ 74,262	$ 48,844

F-9.

G. Future Policy Benefits

Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on anticipated experience which, together with interest and expense assumptions, provide a margin for adverse deviation. Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contract holders´ fund balances and after annuitization are equal to the present value of expected future payments. During the three years in the period ended December 31, 2000, interest rates used in establishing such liabilities range from 4.5% to 11% for life insurance liabilities and from 5.5% to 13.60% for annuity liabilities.

H. Policyholders´ Account Balances

Policyholders´ account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less mortality and expense charges and withdrawals.

These account balances are summarized as follows:
	2000	1999	1998
(in thousands)
Account balances at beginning of year	$ 1,385,957	$ 1,314,784	$ 1,280,900
Additions to account balances	413,993	238,535	209,601
Total	1,799,950	1,553,319	1,490,501
Deductions from account balances	203,907	167,362	175,717

Account balances at end of year	$ 1,596,043	$ 1,385,957	$ 1,314,784

Interest rates credited to account balances ranged from 4% to 12.5% in 2000, 1999 and 1998.

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

F-10.

K. Earnings Per Common Share

Earnings per share (EPS) presented on the face on the consolidated statement of income has been calculated to reflect the adoption of SFAS No. 128 by the Company. Basic EPS is computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The weighted average number of common shares used to compute diluted EPS for the year ended December 31, 2000, 1999 and 1998 was 30,169,692, 31,161,227 and 32,073,388 respectively. The dilution from the potential exercise of stock options outstanding did not change basic EPS.

L. Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and amounts due from banks with an original maturity of three months or less.

M. New Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 defers the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 and SFAS 138 are required to be reported in income. The impact of adopting SFAS 133 and SFAS 138, will not have a material impact on the consolidated financial statements.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125("SFAS 140").SFAS 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company does not believe that adoption of this FASB will have a material impact on its consolidated financial statements.

In March 1998, the National Association of Insurance Commissioner ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The NYSDI required adoption of the Codification with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification by the NAIC and the Codification as modified by the NYSDI, as currently interpreted, did not adversely affect statutory capital and surplus as of January 1, 2001.

F-11.

  INVESTMENTS

The following information summarizes the components of net investment income and realized investment gains (losses):
Net Investment Income:
Year Ended December 31
	2000	1999	1998
(in thousands)
Fixed maturities	$ 168,885	$ 163,112	$ 141,483
Common stocks	770	677	1,621
Short-term investments	17,432	14,081	16,537
Other investment income	42,941	36,777	33,281
	230,028	214,647	192,922

Less investment expenses	4,804	6,521	5,767

Net investment income	$ 225,224	$ 208,126	$ 187,155

In 2000 there were eight fixed maturity investments with a carrying value of $42.0 million in the accompanying balance sheet which were non-income producing. Five of these fixed maturity investments with a carrying value of $38.3 million are defeased with US Treasuries in an amount sufficient to insure full payment of principal. There were no fixed maturities which were non-income producing for the years ended December 31, 1999 and 1998.
Realized Investment Gains (Losses):

	Year Ended December 31,
	2000	1999	1998
(in thousands)
Fixed maturities	$ (7,806)	$ (1,273)	$ 3,144
Common stocks	(643)	4,048	14,041
Total realized gains (losses)
on investments	$ (8,449)	$ 2,775	$ 17,185

Unrealized Investment Gains (Losses):

Year Ended December 31,
	2000	1999	1998
(in thousands)
Fixed maturities	$ (30,686)	$ (88,359)	$ 110,178
Common stocks	2,589	4,816	9,525
Unrealized investment
gains (losses)	$ (28,097)	$ (83,543)	$ 119,703
Amortization (benefit) of
deferred acquisition costs	4,000	(10,195)	(13,492)
Deferred federal income
taxes (benefit)	8,434	25,647	(37,174)
Net unrealized investment
gains (losses)	(15,663)	(68,091)	69,037
Change in net unrealized
investment gains (losses)	$ 52,428	$(137,128)	$ (2,503)

The change in unrealized investment gains (losses) shown above resulted primarily from changes in general economic conditions which directly influenced investment security markets. These changes were also impacted by writedowns of investment securities for declines in market values deemed to be other than temporary.

F-12.

2. INVESTMENTS - CONTINUED

The following tables provide additional information relating to investments held by the company:

December 31,2000:
AVAILABLE FOR SALE:
	Cost or Amortized	Gross Unrealized		Market
Type of Investment	Cost	Gains	Losses	Value
(in thousands)
Fixed Maturities:
Bonds and Notes:
United States government
and government agencies
and authorities	$ 341,254	$ 18,138	$ (175)	$ 359,216
States, municipalities and
political subdivisions	26,741	2,161	0	28,902
Foreign governments	12,120	2,080	0	14,200
Public utilities	164,202	5,942	(2,602)	167,542
All other corporate bonds	1,517,606	55,984	(105,285)	1,468,305
Preferred stocks, primarily
corporate	215,255	5,295	(12,224)	208,326
Total Fixed Maturities:	$2,277,178	$ 89,600	$(120,286)	$2,246,492

Common Stocks	$ 21,830	$ 4,966	$ (2,376)	$ 24,455

December 31,1999:
AVAILABLE FOR SALE:
	Cost or Amortized	Gross Unrealized		Market
Type of Investment	Cost	Gains	Losses	Value
(in thousands)
Fixed Maturities:
Bonds and Notes:
United States government
and government agencies
and authorities	$ 349,499	$ 5,042	$ (4,534)	$ 350,007
States, municipalities and
political subdivisions	26,743	1,132	(400)	27,475
Foreign governments	12,087	1,013	0	13,100
Public utilities	130,538	900	(7,159)	124,279
All other corporate bonds	1,325,404	29,059	(86,022)	1,268,441
Preferred stocks, primarily
corporate	206,439	3,234	(30,621)	179,052
Total Fixed Maturities:	$2,050,710	$ 40,380	$(128,736)	$1,962,354

Common Stocks	$ 27,655	$ 5,977	$ (1,162)	$ 32,470

The estimated fair value of fixed maturities available for sale at December 31, 2000, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
Market Value
(in thousands)

Due in one year or less	$ 39,198
Due after one year through five years	105,224
Due after five years through ten years	337,306
Due after ten years	1,556,437
Total debt securities	2,038,165
Preferred stock	208,327

Total	$2,246,492

F-13.

Proceeds from sales of fixed maturities during 2000, 1999 and 1998 were $129.7 million, $305.4 million and $527.5 million, respectively. During 2000, 1999 and 1998, respectively, gross gains of $10.0 million, $14.0 million and $9.0 million and gross losses of $.3 million, $1.4 million and $1.0 million were realized on those sales.

As of December 31, 2000, the Company´s mortgage loans were collateralized by commercial office buildings in New York and Pennsylvania.

There were no investments owned in any one issuer that aggregate 10% or more of shareholders´ equity as of December 31, 2000.

As of December 31, 2000 securities with a carrying value of approximately $5.6 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3. NOTES PAYABLE

Notes payable at December 31, 2000 and 1999 consist of $100 million, 7 7/8% Senior Notes ("Senior Notes") due February 15, 2009. Interest is payable February 15 and August 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of December 31, 2000, unamortized costs were $7.3 million. The total principal is due on February 15, 2009.

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

The short-term note payable relates to a bank line of credit in the amount of $25,000,000 and provides for interest on borrowings based on market indices. At December 31, 2000 and 1999 the Company had $0 and $15,000,000 outstanding, respectively. For the year ended December 31, 2000 and 1999 the short-term notes payable had a weighted average interest rate of 7.152% and 6.108%, respectively.

4. SHAREHOLDERS´ EQUITY

During 2000, the Company´s Board of Directors increased the quarterly dividend rate to $.10 per share. During 2000, 1999 and 1998, the Company purchased and retired 1,506,200, 918,300 and 896,900 shares of common stock, respectively. The Company is authorized pursuant to a resolution of the Board of Directors to purchase an additional 411,000 shares of common stock.

F-14.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains). The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York Insurance NYSDI has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to their respective parent companies. During fiscal 2000, 1999 and 1998, the Insurance Company paid dividends of $49.6 million, $28.4 million and $49.4 million, respectively, to the Company.
Other Comprehensive Income (loss)
For the years ended		Tax	After-
December 31,	Pre-Tax	Expense/	Tax
	Amount	(Benefit)	Amount
(in thousands)
2000
Unrealized gains(losses)on
investment securities:
Unrealized holding gains arising during year	$ 46,997	$ 11,616	$ 35,381
Less: reclassification adjustment for losses
realized in net income	8,449	2,088	6,361
Change related to deferred acquisition costs	14,195	3,509	10,686

Net unrealized investment gains	69,641	17,213	52,428

1999
Unrealized gains(losses) on
investment securities:
Unrealized holding losses arising during year	$(200,471)	$ (62,988)	$(137,483)
Less: reclassification adjustment for gains
realized in net income	(2,775)	(872)	(1,903)
Change related to deferred acquisition costs	3,297	1,039	2,258

Net unrealized investment losses	(199,949)	(62,821)	(137,128)

1998
Unrealized gains(losses) on
investment securities:
Unrealized holding losses arising during year	$ (21,229)	$ (7,428)	$ (13,801)
Less: reclassification adjustment for gains
realized in net income	17,185	6,013	11,172
Change related to deferred acquisition costs	194	68	126

Net unrealized investment losses	(3,850)	(1,347)	(2,503)

F-15.

5. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

(a) Employee Retirement Plan

The Company has a noncontributory defined benefit pension plan covering all eligible employees. The Company is both sponsor and administrator of this plan. The plan provides for pension benefits based on average pay and years of service.

	Year Ended December 31,
	2000	1999
(in thousands)

Change in benefit obligation
Benefit obligation (beginning of year)	$4,356	$5,978
Service cost	380	338
Interest cost	360	347
Actuarial gain	848	(967)
Benefits paid	(384)	(1,340)
Benefit obligation (end of year)	5,560	4,356

Change in Plan assets
Fair value of assets (beginning of year)	4,257	4,707
Actual return on plan assets	693	585
Employer contribution	300	305
Benefits paid	(384)	(1,340)
Fair value of assets (end of year)	4,866	4,257

Funded status	(694)	(99)
Unrecognized transition amount	84	112
Unrecognized net actuarial loss	(1,346)	(1,885)
Prepaid (accrued) benefit cost	$ (1,956)	$ (1,872)

Weighted average assumptions

Discount rate	7.00%	7.00%
Expected return on assets	7.50	7.50
Rate of compensation increase	3.00	3.00

Components of net periodic benefit cost
Service cost	$ 380	$ 338
Interest cost	360	347
Expected return on assets	(333)	(362)
Amortization of prior service cost	28	28
Recognized net actuarial loss	(51)	(130)
Net periodic benefit cost	$ 384	$ 221

(b) Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to a maximum of 15% of their pre-tax earnings or the dollar limit as prescribed by IRC Section 415(d). A portion of participants´ pre-tax earnings may be matched by the Company. For the years ended December 31, 2000, 1999 and 1998, the Company´s contribution was approximately $48,000, $44,000 and $43,300, respectively.

F-16.

5. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS - CONTINUED

(c) Employee Stock Option Plan

The Company has adopted an incentive stock option plan recommended by the Board of Directors and approved by the shareholders. This plan grants options to purchase up to 1,000,000 shares of common stock of the Company to officers and key employees. Option prices are 100% of the fair market value at date of grant. The following schedule shows all options granted, exercised, expired and exchanged under the Company´s Incentive Stock Option Plan as of December 31, 2000.

Information relating to the options is as follows:

Option Price
	Number	Amount	Total
	of Shares	Per Share	Price

Outstanding, January 1, 1998	112,011	$ 14.20	$1,588,230
Granted	80,700	18.13	1,462,688
Exercised	(6,565)	8.29	(54,402)
Cancelled	(10,886)	14.54	(158,328)

Outstanding, December 31, 1998	175,260	$ 16.19	$2,838,188
Granted	74,250	17.19	1,276,172
Exercised	(1,677)	10.82	(18,149)
Cancelled	(5,411)	17.53	(94,869)

Outstanding, December 31, 1999	242,422	$ 16.51	$4,001,342
Granted	113,700	14.93	1,697,882
Exercised	(9,368)	9.69	(90,753)
Cancelled	(39,700)	13.45	(534,097)

Outstanding, December 31, 2000	307,054	$ 16.53	$5,274,374

At December 31, 2000, 101,142 options for shares of common stock were exercisable.

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the Company´s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company´s net income and earnings per common share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

Net income (in thousands)	Year Ended December 31,
	2000	1999	1998

As reported	$ 40,862	$ 47,717	$ 49,224
Pro forma	40,765	47,625	49,114

Earnings per common share

As reported	$ 1.36	$ 1.53	$ 1.53
Pro forma	$ 1.36	$ 1.53	$ 1.53

The fair value of options granted under the Company´s fixed stock option plan during 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 2.68%, expected volatility of 40.3%, risk free interest rate of 6.0%, and expected lives of 4 years.

F-17.

6. INCOME TAXES

The following is a reconciliation of income taxes computed using the Federal statutory rate with the provision for income taxes for the years ended December 31:
	2000	1999	1998
(in thousands)
Provision for income taxes computed
at Federal statutory rate	$ 20,296	$ 24,322	$ 25,111

Increase (decrease) in income taxes
resulting from:
Utilization of prior unrecognized
deferred tax asset relating to
investment losses	0	0	(306)
Losses producing no current benefit	671	514	784
Other	(3,840)	(3,575)	(3,068)

Provision for Federal
income taxes	$ 17,127	$ 21,261	$ 22,521

The Company provides for deferred income taxes resulting from temporary differences which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each were as follows:
	2000	1999	1998
	(in thousands)
Deferred policy acquisition costs	$ 3,001	$ 1,374	$ 621
Policyholders´ account balances	341	(3)	(21)
Investment adjustments	(7,376)	(3,411)	(1,236)
Insurance policy liabilities	1,228	(830)	(2,422)
Other	760	(735)	(1,323)

Deferred Federal income tax benefit	$ (2,046)	$ (3,605)	$ (4,381)

Deferred federal income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. Significant components of the Company´s net deferred federal tax (asset) liability as of December 31, 2000 and 1999 are as follows (in thousands):

	2000	1999
Deferred federal income tax asset:
Investments	$ (18,026)	$ (10,650)
Net unrealized investment losses	(8,434)	(25,647)
Insurance policy liabilities	(8,531)	(9,760)
Operating loss carryforwards	(1,845)	(2,534)
Other	(443)	(224)
	(37,279)	(48,815)
Valuation allowance	4,520	4,230
Net deferred federal income tax asset	$ (32,759)	$ (44,585)

Deferred federal income tax liability:
Deferred policy acquisition costs	$ 21,302	$ 18,302
Policyholder account balances	407	66
Other	606	606
Deferred federal income tax liability	$ 22,315	18,974
Net deferred federal income tax
asset	$ (10,444)	$ (25,611)

F-18.

6. INCOME TAXES - CONTINUED

The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the years ended December 31, 2000 and 1999 primarily reflect the reduction in the deferred tax asset as a result of the unrecognized investment losses.

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

The Company has net operating loss carryforwards of approximately $5,269,000 at December 31, 2000 of which $2,706,000 expire in 2018; $645,000 in 2019; and $1,918,000 in 2020.

7. REINSURANCE

Reinsurance allows life insurance companies to share risks on a case by case or aggregate basis with other insurance and reinsurance companies. The Insurance Company cedes insurance to the reinsurer and compensates the reinsurer for its assumption of risk. The maximum amount of individual life insurance normally retained by the Company on any one life is $50,000 per policy and $100,000 per life. The maximum retention with respect to impaired risk policies typically is the same. The Insurance Company cedes insurance primarily on an "automatic" basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a "facultative" basis, under which the reinsurer´s prior approval is required on each risk reinsured.

The reinsurance of a risk does not discharge the primary liability of the insurance company ceding that risk, but the reinsured portion of the claim is recoverable from the reinsurer. The major reinsurance treaties into which the Insurance Company has entered can be characterized as follows:

Reinsurance ceded from the Insurance Company to Life Reassurance Corporation of America and Swiss Re Life & Health America Inc. at December 31, 2000 and 1999 consists of coinsurance agreements aggregating face amounts of $248.4 million and $201.5 million, respectively, representing the amount of individual life insurance contracts that were ceded to the reinsurers. The term "coinsurance" refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy to be reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

Premiums ceded for 2000, 1999 and 1998 amounted to approximately $5.6 million, $4.7 million, and $4.4 million, respectively.

F-19.

8. STATUTORY FINANCIAL STATEMENTS

Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ from GAAP. Material differences resulting from these accounting practices include: deferred policy acquisition costs, deferred Federal income taxes and statutory non-admitted assets are recognized under GAAP accounting while statutory investment valuation and interest maintenance reserves are not; premiums for universal life and investment-type products are recognized as revenues for statutory purposes and as deposits to policyholders´ accounts under GAAP; different assumptions are used in calculating future policyholders´ benefits; and different methods are used for calculating valuation allowances for statutory and GAAP purposes; fixed maturities are recorded at market value under GAAP while under statutory accounting practices they are recorded principally at amortized cost.

In March 1998, the NAIC adopted the Codification. The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The NYSDI required adoption of the Codification with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification by the NAIC and the Codification as modified by the NYSDI, as currently interpreted, did not adversely affect statutory capital and surplus as of January 1, 2001.

For the years ended December 31,

	2000	1999	1998
(in thousands)

Statutory surplus	$ 279,163	$ 298,029	$ 287,286
Statutory net income	$ 41,090	$ 47,798	$ 52,105

9. LITIGATION

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not a party to any legal proceedings, the adverse outcome of which, in management´s opinion, individually or in the aggregate, would have a material adverse effect on the Company´s financial position or results of operations.

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

For fixed maturities and common stocks, estimated fair values were based primarily upon independent pricing services. For a limited number of privately placed securities, where prices are not available from independent pricing services, the Company estimates market values using a matrix pricing model, based on the issuer´s credit standing and the security´s interest rate spread over U.S. Treasury bonds.

F-20.

10. FAIR VALUE INFORMATION- CONTINUED

Because it is not practicable to obtain an independent valuation for each limited partnership interest for purposes of disclosure, the market value of a limited partnership interest is estimated to approximate the carrying value. As of December 31, 2000, the Company was committed to contribute, if called upon, an aggregate of approximately $54.5 million of additional capital to certain of these limited partnerships. The market value of short-term investments, mortgage loans and policy loans is estimated to approximate the carrying value.

Estimated fair values of policyholders´ account balances for investment type products (i.e., deferred annuities, immediate annuities without life contingencies and universal life contracts) are calculated by projecting the contract cash flows and then discounting them back to the valuation date at the appropriate discount rate. For immediate annuities without life contingencies, the cash flows are defined contractually. For all other products, projected cash flows are based on an assumed lapse rate and crediting rate (based on the current treasury curve), adjusted for any anticipated surrender charges. The discount rate is based on the current duration-matched treasury curve, plus an adjustment to reflect the anticipated spread above treasuries on investment grade fixed maturity securities, less an expense and profit spread.
December 31, 2000	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	2,246,492	2,246,492
Common Stock	24,455	24,455
Mortgage Loans	14,893	14,893
Policy Loans	17,915	17,915
Cash and Short-Term Investments	256,924	256,924
Other Invested Assets	259,742	259,742

Liabilities
Policyholders´ Account Balances	1,596,043	1,544,818
Note Payable	100,000	95,220

December 31, 1999	Carrying Value	Estimated Fair Value
Assets
Fixed Maturities:
Available for Sale	1,962,354	1,962,354
Common Stock	32,470	32,470
Mortgage Loans	16,134	16,134
Policy Loans	17,580	17,580
Cash and Short-Term Investments	244,471	244,471
Other Invested Assets	245,486	245,486

Liabilities
Policyholders´ Account Balances	1,385,957	1,272,349
Note Payable	100,000	91,089
Short-Term Note Payable	15,000	15,000

F-21.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is presented below. Certain amounts have been reclassified to conform to the current year´s presentation.
Three Months Ended
2000	March 31 June 30		September30	December 31
(in thousands, except per share)
Premiums and other
insurance revenues	$ 17,493	$ 15,948	$ 18,518	$ 15,724
Net investment income	58,312	53,666	49,967	63,279
Realized investment
gains (losses)	(4,864)	1,110	(1,893)	(2,803)
Total revenues	70,941	70,724	66,592	76,200
Benefits and expenses	56,604	54,129	59,318	56,418
Net income	9,248	11,812	11,533	8,268

Earnings per share	$ .30	$ .39	$ .38	$ .29

Three Months Ended
1999	March 31 June 30	September 30		December 31
(in thousands, except per share)
Premiums and other
insurance revenues	$ 10,467	$ 19,379	$ 16,485	$ 20,828
Net investment income	50,989	49,338	50,099	57,700
Realized investment
gains (losses)	2,480	(1,725)	751	1,269
Total revenues	63,936	66,992	67,335	79,797
Benefits and expenses	46,776	53,766	50,546	57,480
Net income	10,548<F1>	9,484	12,695	14,990

Earnings per share	$ .33<F1>	$ .30	$ .41	$ .49

<F1> Includes extraordinary loss net of income taxes of $514 thousand or $.02 per share.

F-22.

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

December 31,
	2000	1999

ASSETS:
Investment in subsidiaries at equity	$ 462,597	$ 417,647
Cash in bank	273	5,115
Real estate, net	35	35
Fixed maturities, available for sale	56,508	55,289
Investments, common stocks	2,275	3,028
Short-term investments	12,945	0
Other invested assets	16,049	30,532
Amount due from security transactions	4,942	0
Deferred debt issue costs	7,293	8,213
Other assets	6,795	3,850

TOTAL ASSETS	$ 569,712	$ 523,709

LIABILITIES AND SHAREHOLDERS´ EQUITY:
Liabilities:
Notes payable, long term	100,000	100,000
Short-term note payable	0	15,000
Other liabilities	4,185	2,241

TOTAL LIABILITIES	104,185	117,241

Total Shareholders´ Equity	465,527	406,468

TOTAL LIABILITIES AND SHAREHOLDERS´ EQUITY	$ 569,712	$ 523,709

S-1.

Schedule II
PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(in thousands)
Year Ended December 31,
	2000	1999	1998
REVENUES:
Income from rents	$ 842	$ 739	$ 739
Investment income	8,153	5,771	1,289
Realized investment losses	(6,505)	(703)	(302)

Total Revenues	2,490	5,807	1,726

EXPENSES:
Operating and administrative	287	590	816
Interest	9,773	8,960	7,124

Total Expenses	10,060	9,550	7,940

Loss before federal income taxes and
equity in income of subsidiaries	(7,570)	(3,743)	(6,214)

Federal income tax benefit	(2,842)	(2,139)	(922)

Loss before equity in income
of subsidiaries	(4,728)	(1,604)	(5,292)

Equity in income of subsidiaries
before deducting dividends received	45,590	49,835	54,516

Income before extraordinary item	40,862	48,231	49,224

Extraordinary item - loss on
retirement of debt net of tax benefit
of $276.5	0	(514)	0

Net income	$40,862	$47,717	$49,224

S-2.

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended December 31,
	2000	1999	1998
Operating Activities:
Net income	$ 40,862	$ 47,717	$ 49,224
Adjustments to reconcile net income to
net cash provided by operating activities:
Realized investment losses	6,505	703	302
Depreciation and amortization	894	745	876
Equity in income of subsidiary companies	(45,590)	(49,835)	(54,516)
Deferred Federal income taxes	(1,288)	(816)	159
Dividends from subsidiaries	49,915	29,715	50,150
Changes in:
Accrued investment income	(360)	(545)	1,561
Accounts payable and accrued expenses	(476)	(148)	(749)
Other assets and liabilities	(5,503)	(2,249)	(3,738)

Net Cash Provided By
Operating Activities	44,757	25,287	43,269

Investing Activities:
Purchase of fixed maturities	(14,153)	(55,694)	(8,063)
Sale of fixed maturities	12,018	4,627	3,923
Common stock acquisitions	(10,763)	(5,976)	0
Common stock sales	11,083	5,639	302
Acquisition of subsidiary	0	(14,420)	0
Other invested asset additions	0	0	(2,138)
Other invested asset distributions	14,483	6,110	8,088
Decrease (increase) in short-term investments	(12,945)	24,526	(21,831)

Net Cash Used In
Investing Activities	(277)	(35,188)	(19,719)

Financing Activities:
Dividends to shareholders	(11,619)	(10,712)	(9,117)
Proceeds from (repayment of) line of credit	(15,000)	(8,000)	3,000
Repurchase of common stock	(22,703)	(16,666)	(17,068)
Proceeds from (repayment of) Senior Notes	0	50,000	0

Net Cash Provided By (Used In)
Financing Activities	(49,322)	14,622	(23,185)

Increase (Decrease) in Cash	(4,842)	4,721	365

Cash at Beginning of Year	5,115	394	29

Cash at End of Year	$ 273	$ 5,115	$ 394

S-3.
PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES								Schedule III
SUPPLEMENTAL INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column F-1	Column G	Column H	Column I	Column J	Column K
								Benefits,
								Claims, Losses,
		Future Policy						Interest
		Benefits,		Other				Credited to
		Losses, Claims,		Policy		Mortality,		Account	Amortization
	Deferred	Loss Expenses,		Claims		Surrender		Balances	of Deferred
	Policy	and Policy-		and		and Other	Net	and	Policy	Other
	Acquisition	holder Account	Unearned	Benefits	Premium	Charges to	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Balances	Premiums	Payable	Revenue	Policyholders	Income	Expenses	Costs	Expenses	Written

Year Ended December 31, 2000
Life Insurance	$ 8,446	$ 118,849	$ 0	$ 245	$ 3,900	$ 54	$ 13,217	$ 13,643	$ 925	$ 2,922
Annuity	65,816	2,008,269	0	0	55,247	643	211,942	180,954	8,360	6,937
Accident and Health	0	2,758	0	0	3,502	0	66	2,677	0	359	$3,502
Total	$ 74,262	$ 2,129,876	$ 0	$ 245	$62,649	$ 697	$225,224	$ 197,274	$ 9,285	$ 10,218

Year Ended December 31, 1999
Life Insurance	$ 7,916	$ 140,886	$ 0	$ 221	$ 4,289	$ 1,635	$ 12,556	$ 15,343	$ 915	$ 5,402
Annuity	40,928	1,754,168	0 0 0 0 0	0	54,376	924	195,563	165,088	5,300	7,310
Accident and Health	0	543	0	0	232	0	7	164	0	97	$ 232
Total	$ 48,844	$ 1,895,597	$ 0	$ 221 $	$ 58,897	$ 2,559	$ 208,126	$ 180,595	$ 6,215	$ 12,809

Year Ended December 31, 1998
Life Insurance	$ 7,716	$ 133,189	$ 0	$ 163	$ 4,083	$ 1,603	$ 11,325	$ 12,950	$ 800	$ 4,319
Annuity	32,567	1,637,667	0	0	28,140	497	175,829	133,198	5,493	6,563
Accident and Health	0	11	0	0	3	0	1	(12)	0	26	$ 3
Total	$ 40,283	$ 1,770,867	$ 0	$ 163	$ 32,226	$ 2,100	$ 187,155	$ 146,136	$ 6,293	$ 10,908

S-4

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES Schedule IV
REINSURANCE (in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed		Percentage
		Ceded to	From		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

Year Ended December 31, 2000
Life Insurance in Force	$ 963,605	$ 595,042	$ 463,996	$ 832,559	55.73

Premiums:
Life Insurance	$ 9,027	$ 5,569	$ 442	$ 3,900	11.33
Annuity	55,247	0	0	55,247	0
Accident and Health Insurance	9,559	6,057	0	3,502	0

Total	$ 73,833	$ 11,626	$ 442	$ 62,649	56.02

Year Ended December 31, 1999
Life Insurance in Force	$ 791,236	$ 445,898	$ 439,967	$ 785,305

Premiums:
Life Insurance	$ 8,450	$ 4,552	$ 391	$ 4,289	9.12
Annuity	54,376	0	0	54,376	0
Accident and Health Insurance	1,148	916	0	232	0

Total	$ 63,974	$ 5,468	$ 391	$ 58,897

Year Ended December 31, 1998
Life Insurance in Force	$ 772,806	$ 438,827	$ 453,299	$ 787,278	57.58

Premiums:
Life Insurance	$ 7,995	$ 4,321	$ 409	$ 4,083	10.02
Annuity	28,140	0	0	28,140	0
Accident and Health Insurance	3	0	0	3	0

Total	$ 36,138	$ 4,321	$ 409	$ 32,226

Note: Reinsurance assumed consists entirely of Servicemen´s Group Life Insurance.

S-5.