Form 10-Q
period 2001-03-31
PRESIDENTIAL LIFE CORP
filed 2001-05-15
CIK 80124

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Registrant's telephone number, including area code 845 - 358-2300

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

There were 29,305,440 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on May 14, 2001.

INDEX

Part I - Financial Information Page No.

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited) March 31, 2001

and December 31, 2000........................................ 3

Consolidated Statements of Income (Unaudited) - For

the Three Months Ended March 31, 2001 and 2000................ 4

Consolidated Statements of Shareholders'

Equity (Unaudited) - For the Three Months Ended

March 31, 2001 and 2000....................................... 5

Consolidated Statements of Cash Flows (Unaudited) - For

the Three Months Ended March 31, 2001 and 2000................ 6

Condensed Notes to (Unaudited) Consolidated Financial Statements.. 7-10

Independent Accountants' Review Report............................ 11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations........... 12-20

Part II - Other Information......................................... 21

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures.......................................................... 22

2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

March 31, December 31,

2001 2000

ASSETS: (UNAUDITED)

Investments:

Fixed maturities:

Available for sale at market (Cost of

$2,391,819 and $2,277,178, respectively) $ 2,362,950 $ 2,246,492

Common stocks (Cost of $20,525

and $21,830, respectively) 22,687 24,455

Mortgage Loans 14,534 14,893

Real Estate 415 415

Policy Loans 17,814 17,915

Short-term investments 288,980 261,571

Other invested assets 256,822 259,742

Total investments 2,964,202 2,825,483

Cash and cash equivalents (4,561) (4,647)

Accrued investment income 37,569 31,432

Amounts due from security transactions 0 12,250

Deferred federal income taxes 9,825 10,444

Federal income tax recoverable 1,319 5,646

Deferred policy acquisition costs 77,576 74,262

Furniture and equipment, net 616 625

Amounts due from reinsurers 11,852 11,120

Other assets 6,603 12,267

Assets held in separate account 3,280 3,543

TOTAL ASSETS $ 3,108,281 $ 2,982,425

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Policy Liabilities:

Policyholders' account balances $ 1,670,714 $ 1,596,043

Future policy benefits:

Annuity 519,658 500,599

Life and accident and health 61,759 59,996

Other policy liabilities 3,614 3,482

Total policy liabilities 2,255,745 2,160,120

Dollar Repurchase Agreements 253,146 233,210

Notes payable 100,000 100,000

Deposits on policies to be issued 22,399 8,885

General expenses and taxes accrued 3,712 6,283

Other liabilities 4,641 4,857

Liabilities related to separate account 3,280 3,543

Total liabilities 2,642,923 2,516,898

Shareholders' Equity:

Capital stock ($.01 par value; authorized

100,000,000 shares; issued and outstanding,

29,300,190 shares in 2001 and 29,317,759

shares in 2000 293 293

Accumulated other comprehensive loss (19,758) (15,663)

Retained earnings 484,823 480,897

Total Shareholders' Equity 465,358 465,527

TOTAL LIABILITIES AND SHAREHOLDERS'

EQUITY $ 3,108,281 $ 2,982,425

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

THREE MONTHS ENDED

MARCH 31

(UNAUDITED)

2001 2000

REVENUES:

Insurance Revenues:

Premiums $ 1,102 $ 376

Annuity considerations 22,506 15,687

Universal life and investment

type policy fee income 177 14

Net investment income 52,474 58,312

Realized investment gains 3,061 (4,864)

Other income 951 1,416

TOTAL REVENUES 80,271 70,941

BENEFITS AND EXPENSES:

Death and other life insurance benefits 2,617 2,038

Annuity benefits 13,569 11,453

Interest credited to policyholders'

account balances 24,531 20,474

Interest expense on notes payable 2,209 2,565

Other interest and other charges 188 134

Increase in liability for future

policy benefits 19,195 14,033

Commissions to agents, net 5,680 4,664

General expenses and taxes 3,558 3,387

Change in deferred policy acquisition costs (2,814) (2,144)

TOTAL BENEFITS AND EXPENSES 68,733 56,604

Income before income taxes 11,538 14,337

Provision (benefit) for income taxes

Current 3,406 6,102

Deferred (10) (1,013)

3,396 5,089

NET INCOME $ 8,142 $ 9,248

Earnings per common share .28 .30

Weighted average number of shares

outstanding during the period 29,311,961 30,638,477

The accompanying notes are an integral part of these Unaudited Consolidated

Financial Statements.

4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

(in thousands except shared data)

(unaudited)

Accumulated

Additional Other

Capital Paid-in- Retained Comprehensive

Stock Capital Earnings Income (Loss) Total

Balance at

January 1, 2000 $ 308 $ 0 $ 474,251 $ (68,091) $ 406,468

Comprehensive Income:

Net income 9,248 9,248

Net Unrealized Investment

Gains 28,393 28,393

Comprehensive Income 37,641

Purchase and Retirement

of Stock (4) 0 (6,516) (6,520)

Dividends Paid to

Shareholders ($.09

per share) (2,756) (2,756)

Balance at

March 31, 2000 $ 304 $ 0 $ 474,227 $ (39,698) $ 434,833

Balance at

January 1, 2001 $ 293 $ 0 $ 480,897 $ (15,663) $ 465,527

Comprehensive Income:

Net income 8,142 8,142

Transition Adjustment (see note 1F) (5,262) (5,262)

Net Unrealized Investment

Gains 1,167 1,167

Comprehensive Income 4,047

Purchase and Retirement

of Stock 0 0 (1,285) (1,285)

Dividends Paid to

Shareholders ($.10

per share) (2,931) (2,931)

Balance at

March 31, 2001 $ 293 $ 0 $ 484,823 $ (19,758) $ 465,358

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

THREE MONTHS ENDED

MARCH 31

(UNAUDITED)

2001 2000

OPERATING ACTIVITIES:

Net income $ 8,142 $ 9,248

Adjustments to reconcile net income to net cash

provided by operating activities:

Benefit for deferred income taxes (10) (1,013)

Depreciation and amortization 345 340

Net accrual of discount on fixed maturities (2,619) (2,352)

Realized investment (gains) losses (3,061) 4,864

Changes in:

Accrued investment income (6,137) (6,788)

Deferred policy acquisition costs (2,814) (2,144)

Federal income tax recoverable 4,327 2,602

Liability for future policy benefits 20,822 15,079

Other items (4,289) (571)

Net Cash Provided By Operating Activities 14,706 19,265

INVESTING ACTIVITIES:

Fixed Maturities:

Available for Sale:

Acquisitions (184,894) (92,512)

Maturities, calls and repayments 52,942 0

Sales 23,745 17,335

Common Stocks:

Acquisitions (965) (1,632)

Sales 1,516 2,413

Increase in short term investments

and policy loans (27,308) (29,846)

Other Invested Assets:

Additions to other invested assets (6,072) (6,197)

Distributions from other invested assets 8,992 8,967

Purchase of property and equipment (48) (58)

Mortgage loan on real estate 359 332

Amount due from security transactions 12,250 2,800

Net Cash Used In Investing Activities (119,483) (98,398)

FINANCING ACTIVITIES:

Proceeds from Dollar Repurchase Agreements 758,935 627,826

Repayment of Dollar Repurchase Agreements (738,999) (631,689)

Proceeds from (repayment of) line of credit 0 8,000

Repurchase of Common Stock (327) (6,520)

Increase in policyholders' account balances 74,671 52,591

Deposits on policies to be issued 13,514 76

Dividends paid to shareholders (2,931) (2,756)

Net Cash Provided By Financing Activities 104,863 47,528

Decrease in Cash and Cash

Equivalents 86 (31,605)

Cash and Cash Equivalents at Beginning of Year (4,647) 28,582

Cash and Cash Equivalents at End of Period $ (4,561) $ (3,023)

Supplemental Cash Flow Disclosure:

Income Taxes Paid $ 63 $ 2,063

Interest Paid $ 3,938 $ 4,068

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

6.

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

B. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 2000.

C. Investments

Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs of approximately $4.4 million and $4.0 million, and deferred Federal income taxes of approximately $(7.8) million and $(8.4) million, at March 31, 2001 and December 31, 2000, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Common stocks are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

"Other invested assets" are recorded at the lower of cost or market, or equity, as appropriate, and primarily include interests in limited partnerships which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. In general, risks

7.

C. Investments - continued

associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of March 31, 2001 and December 31, 2000. As of March 31, 2001, the Company was committed to contribute, if called upon, an aggregate of approximately $75.4 million of additional capital to certain of these limited partnerships.

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

D. Federal Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The asset and liability method in recording income taxes on all transactions that have been recognized in the financial statements is used. SFAS 109 provides that deferred income taxes are adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized.

E. Earnings Per Common Share "EPS"

Basic EPS is computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The weighted average number of common shares used to compute diluted EPS for the three months ended March 31, 2001 and 2000 was 29,311,961 and 30,638,477, respectively. The dilution from the potential exercise of stock options outstanding did not change basic EPS.

8.

F. New Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 deferred the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 and SFAS 138 are required to be reported in income. The impact of adopting SFAS 133 and SFAS 138, resulted in a reclass of loss due to an interest rate adjustment in the amount of $5.3 million as a component of accumulated other comprehensive income and had an immaterial impact on net income.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 ("SFAS 140"). SFAS 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The impact of adopting SFAS 140 is not expected to have a material impact on the consolidated financial statements.

In March 1998, the National Association of Insurance Commissioner ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The NYSDI required adoption of the Codification with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification by the NAIC and the Codification as modified by the NYSDI, as currently interpreted, did not adversely affect statutory capital and surplus as of March 31, 2001.

2. INVESTMENTS

There were no investments in any one issuer that aggregate 10% or more of Shareholder's Equity as of March 31, 2001.

Securities with a carrying value of approximately $11.8 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3. NOTES PAYABLE

Notes payable at March 31, 2001 and December 31, 2000 consist of $100 million, 7 7/8% Senior Notes ("Senior Notes") due February 15, 2009. Interest is payable February 15 and August 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of March 31, 2001, such unamortized costs were $1.81 million. The total principal is due on February 15, 2009.

9.

4. INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the three months ended March 31, 2001 reflect the reduction in the deferred income tax asset as of March 31, 2001. The Company's effective tax rate for each of the three months ended March 31, 2001 and 2000 was 29.4% and 35.5%, respectively.

  COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31,	Pre Tax Amount	Tax Expense/ (Benefit) (in thousands)	After-Tax Amount
2001
Unrealized gains(losses) on
investment securities:
Unrealized holding gains arising during year	4,270	1,255	3,015
Less: reclassification adjustment for gains
realized in net income	(3,060)	(900)	(2,160)
Change related to deferred acquisition costs	442	130	312
Net unrealized investment gains	1,652	485	1,167

2000
Unrealized gains (losses)on
investment securities:
Unrealized holding losses arising during year	44,981	15,968	29,013
Less: reclassification adjustment for losses
Realized in net income	(4,864)	(1,727)	(3,137)
Change related to deferred acquisition costs	3,902	1,385	2,517
Net unrealized investment gains	44,019	15,626	28,393

10.

INDEPENDENT ACCOUNTANTS REVIEW REPORT

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of March 31, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

New York, New York

April 26, 2001

11.

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

The Insurance Company is rated "A- (Excellent)" by A.M. Best.

Results of Operations

Comparison of three months ended March 31, 2001 compared to three months ended

March 31, 2000.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $23.6 million for the three months ended March 31, 2001 from approximately $16.1 million for the three months ended March 31, 2000, an increase of approximately $7.5 million. Of this amount, annuity considerations increased to approximately $22.5 million for the three months ended March 31, 2001 from approximately $15.7 million for the three months ended March 31, 2000 an increase of approximately $6.8 million. In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $109.4 million and approximately $88.0 million during the three months ended March 31, 2001 and March 31, 2000, respectively. Management believes that the increase in annuity considerations is due to the successful expansion of our Marketing Department and new product sales.

12.

Policy Fee Income

Universal life and investment type policy fee income was approximately $177 thousand for the three months ended March 31, 2001, as compared to approximately $14 thousand for the three months ended March 31, 2000. This represents approximately a

$163 thousand increase.

Net Investment Income

Net investment income totaled approximately $52.5 million during the first three months of 2001, as compared to approximately $58.3 million during the first three months of 2000. This represents an decrease of approximately $5.8 million. Investment income from other invested assets totaled approximately $7.5 million during the first three months of 2001, as compared to approximately $11.6 million during the first three months of 2000. The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended March 31, 2001 and March 31, 2000 was approximately 8.16% and 10.25%, respectively.

Realized Investment Gains and Losses

Realized investment gains (losses) amounted to a gain of approximately $3.1 million during the first three months of 2001, as compared to a loss of approximately $4.9 million during the first three months of 2000. Realized investment gains were offset by realized investment losses of approximately $3.9 million and $5.3 million for the three months ended March 31, 2001 and March 31, 2000, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. Realized investment gains result from sales of certain equities and convertible securities, and calls and sales of securities in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield investment gains in future periods.

Total Benefits and Expenses

Total benefits and expenses for the three months ended March 31, 2001 aggregated approximately $68.7 million, as compared to approximately $56.6 million for the three months ended March 31, 2000. This represents an increase of $12.1 million from the first quarter of 2000.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $60.1 million for the three months ended March 31, 2001, as compared to approximately $48.1 million for the three months ended March 31, 2000. The increase is attributable to a higher level of policyholder account balances as a result of the increase in annuity considerations received during the period.

The Insurance Company's average credited rate for reserves and account balances for the three months ended March 31, 2001 and 2000 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

13.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $2.2 million for the three months ended March 31, 2001, and approximately $2.6 million for the three months ended March 31, 2000. The decrease in interest expense in the first quarter of 2001 is attributable to the decrease in the Company's short-term notes payable.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $9.2 million for the three months ended March 31, 2001, as compared to approximately $8.1 million for the three months ended March 31, 2000. This represents approximately an increase of $1.1 million. The increase principally is attributable to higher commissions and related expenses incurred in the first quarter of 2001 associated with the higher level of sales in 2001.

Deferred Policy Acquisition Costs

The change in Deferred Policy Acquisition Costs for the three months ended March 31, 2001 resulted in a credit of approximately $2.8 million, as compared to a credit of approximately $2.1 million for the three months ended March 31, 2000. The change is due to the increase in costs associated with recent new product sales which have been deferred and are amortized in proportion to the recognition of earned revenue.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $11.5 million for the three months ended March 31, 2001, as compared to approximately $14.3 million for the three months ended March 31, 2000.

Income Taxes

Income tax expense was $3.4 million for the first three months of 2001 as compared to approximately $5.1 million for the first three months of 2000. This decrease is primarily attributable to lower operating income before income taxes partially offset by realized capital gains for the three months ended March 31, 2001.

Net Income

For the reasons discussed above, the Company had net income of approximately $8.1 million during the three months ended March 31, 2001 and net income of approximately $9.2 million during the three months ended March 31, 2000.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company. During the first quarter of 2001, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share payable on April 2, 2001. During the first quarter of 2001 the Company purchased and retired 26,000 shares of common stock.

14.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains). The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The NYSDI has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to their respective parent companies. During the first quarter of 2001, the Insurance Company paid dividends of $27.66 million to the Company. During the fiscal year 2000, the Insurance Company paid dividends of $49.55 million to the Company.

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $14.7 million and $19.3 million during the three months ended March 31, 2001 and 2000, respectively. Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $119.5 million, and $98.4 million during the three months ended March 31, 2001 and 2000, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company are also considered to be a financing activity. In addition, as previously discussed, the Company participates in dollar roll repurchase agreements which are considered to be a financing activity. Net cash provided by the Company's financing activities amounted to approximately $104.9 million, and $47.5 million during the three months ended March 31, 2001 and 2000, respectively. This fluctuation primarily is attributable to higher policyholder account balances, and an increase in deposits of policies to be issued at March 31, 2001, partially offset by the increase in the Company's repayment of its line of credit.

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

15.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 9.3% and 8.8% as of March 31, 2001 and December 31, 2000, respectively). The weighted average duration of the Company's debt portfolio was approximately six years as of March 31, 2001. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID"). Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of March 31, 2001 and December 31, 2000, approximately 7.25% and 7.92%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company maintains a portfolio which includes below investment grade fixed maturity debt securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of March 31, 2001 and December 31, 2000, the carrying value of these securities was approximately $210.8 million and $178.6 million, respectively, (representing approximately 6.8% and 6.0% of the Company's total assets and 44.8% and 38.1%, respectively, of shareholders' equity).

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

16.

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

As of March 31, 2001, approximately 8.66% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $75.4 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

As previously discussed, the Company participates in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $253.1 million and $233.2 million at March 31, 2001 and December 31, 2000, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

17.

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

18.

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 deferred the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 and SFAS 138 are required to be reported in income. The impact of adopting SFAS 133 and SFAS 138, resulted in a reclass of loss due to an interest rate adjustment in the amount of $5.3 million as a component of accumulated other comprehensive income and had an immaterial impact on net income.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 ("SFAS 140"). SFAS 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The impact of adopting SFAS 140 is not expected to have a material impact on the consolidated financial statements.

In March 1998, the National Association of Insurance Commissioner ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The NYSDI required adoption of the Codification with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification by the NAIC and the Codification as modified by the NYSDI, as currently interpreted, did not adversely affect statutory capital and surplus as of March 31, 2001.

19.

Forward Looking Information

The Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relates to future operations, strategies, financial results, or other developments. Statements using verbs such as "expectant", "anticipate", "believe",or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

20.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of May 4, 2001, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

None

b) Reports on Form 8-K

During the quarter ended March 31, 2001, the Company did not file a current report on Form 8-K.

21.

PRESIDENTIAL LIFE CORPORATION

MARCH 31, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Presidential Life Corporation

(Registrant)

Date: May 15, 2001 /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date: May 15, 2001 /s/ Charles J. Snyder

Charles J. Snyder, Principal

Accounting Officer of the Registrant

22.

PRESIDENTIAL LIFE CORPORATION

MARCH 31, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Presidential Life Corporation

(Registrant)

Date: May 15, 2001

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date: May 15, 2001

Charles J. Snyder, Principal

Accounting Officer of the Registrant

22.