Form 10-Q
period 2001-06-30
PRESIDENTIAL LIFE CORP
filed 2001-08-09
CIK 80124

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

There were 29,319,813 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on August 8, 2001.

INDEX

Part I - Financial Information Page No.

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited) June 30, 2001

and December 31, 2000........................................ 3

Consolidated Statements of Income (Unaudited) - For

the Six Months Ended June 30, 2001 and 2000................ 4

Consolidated Statements of Income (Unaudited) - For

the Three Months Ended June 30, 2001 and 2000.............. 5

Consolidated Statements of Shareholders'

Equity (Unaudited) - For the Six Months Ended

June 30, 2001 and 2000....................................... 6

Consolidated Statements of Cash Flows (Unaudited) - For

the Six Months Ended June 30, 2001 and 2000................ 7

Condensed Notes to (Unaudited) Consolidated Financial Statements.. 8-11

Independent Accountants' Review Report............................ 12

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

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures.......................................................... 23

2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	June 30, 2001 (Unaudited)	December 31, 2000
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Cost of
$2,565,700 and $2,277,178, respectively)	$ 2,514,804	$ 2,246,492
Common stocks (Cost of $23,367 and
$21,830, respectively)	26,261	24,455
Mortgage loans	14,164	14,893
Real estate	415	415
Policy loans	18,059	17,915
Short-term investments	291,656	261,571
Other invested assets	261,428	259,742
Total Investments	3,126,787	2,825,483

Cash and cash equivalents	(4,632)	(4,647)
Accrued investment income	35,841	31,432
Amounts due from security transactions	0	12,250
Deferred federal income taxes	15,319	10,444
Federal income tax recoverable	8,447	5,646
Deferred policy acquisition costs	86,536	74,262
Furniture and equipment, net	566	625
Amounts due from reinsurers	12,860	11,120
Other assets	6,425	12,267
Assets held in separate account	3,269	3,543
TOTAL ASSETS	3,291,418	2,982,425

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	1,813,273	1,596,043
Future policy benefits:
Annuity	542,697	500,599
Life and accident and Health	62,865	59,996
Other policy liabilities	4,040	3,482
Total Policy Liabilities	2,422,875	2,160,120

Dollar repurchase agreements	253,085	233,210
Notes payable	100,000	100,000
Short-term note payable	25,000	0
Deposits on policies to be issued	12,050	8,885
General expenses and taxes accrued	5,717	6,283
Other liabilities	12,803	4,857
Liabilities related to separate account	3,269	3,543
Total Liabilities	2,834,799	2,516,898

Shareholders' Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding,
29,319,813 shares in 2001 and 29,317,759
shares in 2000	293	293
Accumulated other comprehensive loss	(30,944)	(15,663)
Retained earnings	487,270	480,897
Total Shareholders' Equity	456,619	465,527
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY	$ 3,291,418	$ 2,982,425

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	SIX MONTHS ENDED JUNE 30 (UNAUDITED)
REVENUES:	2001	2000
Insurance Revenues:
Premiums	$ 3,007	$ 1,822
Annuity considerations	49,603	28,573
Universal life and investment type policy
fee income	425	235
Net investment income	106,903	111,978
Realized investment gains (losses)	126	(3,753)
Other income	1,512	2,811

TOTAL REVENUES	161,576	141,666

BENEFITS AND EXPENSES:
Death and other life insurance benefits	6,099	4,353
Annuity benefits	28,245	23,891
Interest credited to policyholders' account
balances	50,514	41,470
Interest expense on notes payable	4,727	5,164
Other interest and other charges	322	254
Increase in liability for future policy benefits	41,410	25,521
Commissions to agents, net	14,132	9,312
General expenses and taxes	7,079	5,779
Change in deferred policy acquisition costs	(8,441)	(5,011)

TOTAL BENEFIT AND EXPENSES	144,087	110,733

Income before income taxes	17,489	30,933

Provision (benefit) for income taxes
Current	4,723	11,761
Deferred	403	(1,888)

NET INCOME	$ 12,363	$ 21,060

Earnings per common share	.42	.69

Weighted average number of shares outstanding
During the period	29,310,962	30,481,155

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED JUNE 30 (UNAUDITED)
REVENUES:	2001	2000
Insurance Revenues:
Premiums	$ 1,905	$ 1,446
Annuity considerations	27,097	12,886
Universal life and investment type policy
fee income	248	221
Net investment income	54,429	53,666
Realized investment gains (losses)	(2,935)	1,110
Other income	561	1,395

TOTAL REVENUES	81,305	70,724

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,482	2,315
Annuity benefits	14,676	12,438
Interest credited to policyholders' account
balances	25,983	20,996
Interest expense on notes payable	2,518	2,598
Other interest and other charges	134	121
Increase in liability for future policy benefits	22,214	11,488
Commissions to agents, net	8,453	4,648
General expenses and taxes	3,520	2,392
Change in deferred policy acquisition costs	(5,627)	(2,867)

TOTAL BENEFIT AND EXPENSES	75,353	54,129

Income before income taxes	5,952	16,595

Provision (benefit) for income taxes
Current	1,318	5,659
Deferred	413	(876)
	1,731	4,783

NET INCOME	$ 4,221	$ 11,812

Earnings per common share	.14	.39

Weighted average number of shares outstanding
During the period	29,309,973	30,337,594

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(in thousands except shared data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at January 1, 2000	$ 308	$ 0	$474,251	$ (68,091)	$406,468

Comprehensive Income:

Net Income			21,060		21,060

Net Unrealized
Investment Gains				(2,539)	(2,539)

Comprehensive Income

Purchase & Retirement of Stock	(5)	0	(8,712)		(8,717)

Dividends Paid to Shareholders ($.09 per share)			(5,763)		(5,763)

Balance at June 30, 2000	$ 303	$ 0	$480,836	$ (70,630)	$410,509

Balance at January 1, 2001	293	0	480,897	(15,663)	465,527

Comprehensive Income:

Net Income			12,363		12,363

Transition Adjustment (see note 1F)				(5,094)	(5,094)

Net Unrealized Investment Gains				(10,187)	(10,187)

Comprehensive Income(Loss)					(2,918)

Purchase and Retirement of Stock	0	0	(136)		(136)

Dividends paid to Shareholders ($.10 per share)			(5,854)		(5,854)

Balance at June 30, 2001	$ 293	$ 0	$487,270	$ (30,944)	$456,619

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

6.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
SIX MONTH ENDED JUNE 30, 2001 (UNAUDITED)
	2001	2000
OPERATING ACTIVITIES:
Net Income	$ 12,363	$ 21,060
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	403	(1,888)
Depreciation and amortization	669	685
Net accrual of discount on fixed maturities	(5,094)	(4,772)
Realized investment (gains) losses	(126)	3,753
Changes in:
Accrued investment income	(4,409)	(240)
Deferred policy acquisition cost	(8,442)	(5,011)
Federal income tax recoverable	(2,801)	(2,770)
Liability for future policy benefits	44,967	28,324
Other items	6,425	(913)

Net Cash Provided By Operating Activities	43,955	38,228

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(419,265)	(185,339)
Maturities, calls and repayments	83,886	5,486
Sales	50,108	59,608
Common Stocks:
Acquisitions	(2,767)	(2,955)
Sales	3,785	4,545
Increase in short-term investments and policy loans	(30,229)	(59,740)
Other Invested Assets:
Additions to other invested assets	(23,000)	(22,351)
Distributions from other invested assets	21,314	14,309
Purchase of property and equipment	(33)	(79)
Mortgage loan on real estate	729	669
Amount due from security transactions	12,250	2,800

Net Cash Used In Investing Activities	(303,222)	(183,047)

FINANCING ACTIVITIES:
Proceeds from dollar repurchase agreements	1,520,473	1,310,279
Repayment of dollar repurchase agreements	(1,500,598)	(1,298,415)
Proceeds from (repayment of) line of credit	25,000	8,000
Repurchase of Common Stock	(135)	(8,717)
Increase in policyholders' account balances	217,230	104,883
Deposits on policies to be issued	3,165	3,351
Dividends paid to shareholders	(5,853)	(5,763)

Net Cash Provided By Financing Activities	259,282	113,618

Decrease in Cash and Cash Equivalents	15	(31,201)
Cash and Cash Equivalents at Beginning of Year	(4,647)	28,582

Cash and Cash Equivalents at End of Period	$ (4,632)	$ (2,619)

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 7,261	$ 14,606

Interest Paid	$ 3,938	$ 4,339

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

7.

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

B. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 2000.

C. Investments

Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs of approximately $7.7 million and $4.0 million, and deferred Federal income taxes of approximately $(15.4) million and $(8.4) million, at June 30, 2001 and December 31, 2000, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Common stocks are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

"Other invested assets" are recorded at the lower of cost or market, or equity, as appropriate, and primarily include interests in limited partnerships which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. In general, risks

8.

C. Investments - continued

associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of June 30, 2001 and December 31, 2000. As of June 30, 2001, the Company was committed to contribute, if called upon, an aggregate of approximately $71.4 million of additional capital to certain of these limited partnerships.

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

E. Earnings Per Common Share "EPS"

Basic EPS is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The weighted average number of common shares used to compute diluted EPS for the three months ended June 30, 2001 and 2000 was 29,333,001 and 30,345,066 respectively. The weighted average number of common shares used to diluted EPS for the six months ended June 30, 2001 and 2000 was 29,325,771 and 30,488,854, respectively. The dilution from the potential exercise of stock options outstanding did not change basic EPS.

9.

F. New Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 deferred the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 and SFAS 138 are required to be reported in income. The impact of adopting SFAS 133 and 138 was: (i) to record, as a transition adjustment to accumulated comprehensive income, effective January 1, 2001, an unrealized loss of $5.3 million and (ii) to record realized losses of $384,000, net of tax, during the three month period ended June 30, 2001. In July 2001, the Financial Accounting Standards Board ("FASB") issued certain additional guidance relating to the identification of embedded derivatives under SFAS 133 and SFAS 138. The Company is in the process of quantifying the impact of this additional guidance which is effective July 1, 2001.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 ("SFAS 140"). SFAS 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Adoption of SFAS 140 did not have a material impact on the consolidated financial statements.

In March 1998, the National Association of Insurance Commissioner ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The New York State Insurance Department ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of June 30,2001.

2. INVESTMENTS

There were no investments in any one issuer that aggregate 10% or more of Shareholder's Equity as of June 30, 2001.

Securities with a carrying value of approximately $11.7 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3. NOTES PAYABLE

Notes payable at June 30, 2001 and December 31, 2000 consist of $100 million,

7 7/8% Senior Notes ("Senior Notes") due February 15, 2009. Interest is payable February 15 and August 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of June 30, 2001, such unamortized costs were $6.5 million. The total principal is due on February 15, 2009.

10.

The Company has one bank line of credit in the amount of $25,000,000 and provides for interest borrowings based on market indices. At June 30, 2001, the Company had $25,000,000 outstanding under the line of credit.

4. INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the six months ended June 30, 2001 reflect the reduction in the deferred income tax asset as of June 30, 2001. The Company's effective tax rate for each of the six months ended June 30, 2001 and 2000 was 29.3% and 31.9%, respectively. The Company's effective tax rate for the three months ended June 30,2001 and 2000 was 29.1% and 28.8%, respectively.

  COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30,	Pre Tax Amount	Tax Expense/ (Benefit) (in thousands)	After-Tax Amount
2001
Unrealized gains(losses) on
investment securities:
Unrealized holding gains arising during year	(18,219)	(5,338)	(12,881)
Less: reclassification adjustment for gains
realized in net income	126	37	89
Change related to deferred acquisition costs	3,684	1,079	2,605
Net unrealized investment gains	(14,490)	(4,222)	(10,187)

2000
Unrealized gains (losses)on
investment securities:
Unrealized holding losses arising during year	6,472	2,065	4,407
Less: reclassification adjustment for losses
Realized in net income	(3,753)	(1,197)	(2,556)
Change related to deferred acquisition costs	1,010	322	688
Net unrealized investment gains	(3,729)	(1,190)	(2,539)

11.

INDEPENDENT ACCOUNTANTS REVIEW REPORT

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of June 30, 2001, and the related consolidated statements of income, for the three-month and six-month periods ended June 30, 2001 and 2000 and the consolidated statement of stockholders' equity and cash flows for the six month period ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

July 30, 2001

12.

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

The Insurance Company is rated "A-"(Excellent) by A.M. Best.

Results of Operations

Comparison of six months ended June 30, 2001 compared to six months ended

June 30, 2000.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $52.6 million for the six months ended June 30, 2001 from approximately $30.4 million for the six months ended June 30, 2000, an increase of approximately $22.2 million. Of this amount, annuity considerations increased to approximately $49.6 million for the six months ended June 30, 2001 from approximately $28.6 million for the six months ended June 30, 2000 an increase of approximately $21.0 million. In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $287.5 million and approximately $176.2 million during the six months ended June 30, 2001 and June 30, 2000, respectively. Management believes that the increase in annuity considerations is due to the successful expansion of our Marketing Department and new product sales.

13.

Policy Fee Income

Universal life and investment type policy fee income was approximately $425 thousand for the six months ended June 30, 2001, as compared to approximately $235 thousand for the six months ended June 30, 2000. This represents approximately a

$190 thousand increase.

Net Investment Income

Net investment income totaled approximately $106.9 million during the first six months of 2001, as compared to approximately $112.0 million during the first six months of 2000. This represents a decrease of approximately $5.1 million due primarily to a reduction in income from variable rate investments. Investment income from other invested assets totaled approximately $16.7 million during the first six months of 2001, as compared to approximately $17.5 million during the first six months of 2000. The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended June 30, 2001 and June 30, 2000 was approximately 8.16% and 9.76%, respectively.

Realized Investment Gains and Losses

Realized investment gains (losses) amounted to a gain of approximately $126 thousand during the first six months of 2001, as compared to a loss of approximately $3.8 million during the first six months of 2000. Realized investment gains were offset by realized investment losses of approximately $7.4 million and $12.9 million for the six months ended June 30, 2001 and June 30, 2000, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. Realized investment gains result from sales of certain equities and convertible securities, and calls and sales of securities in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield investment gains in future periods.

Total Benefits and Expenses

Total benefits and expenses for the six months ended June 30, 2001 aggregated approximately $144.1 million, as compared to approximately $110.7 million for the six months ended June 30, 2000. This represents an increase of $33.4 million from the first half of 2000.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $126.6 million for the six months ended June 30, 2001, as compared to approximately $95.5 million for the six months ended June 30, 2000. The increase is attributable to a higher level of policyholder account balances as a result of the increase in annuity considerations received during the period.

The Insurance Company's average credited rate for reserves and account balances for the six months ended June 30, 2001 and 2000 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

14.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $4.7 million for the six months ended June 30, 2001, and approximately $5.2 million for the six months ended June 30, 2000. The decrease in interest expense in the first half of 2001 is attributable to the decrease in the Company's short-term notes payable.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $21.2 million for the six months ended June 30, 2001, as compared to approximately $15.1 million for the six months ended June 30, 2000. This represents approximately an increase of $6.1 million. The increase principally is attributable to higher commissions and related expenses incurred in the first half of 2001 associated with the higher level of sales in 2001.

Deferred Policy Acquisition Costs

The change in deferred policy acquisition costs for the six months ended June 30, 2001 resulted in a credit of approximately $8.4 million, as compared to a credit of approximately $5.0 million for the six months ended June 30, 2000. The change is due to the increase in costs associated with recent new product sales which have been deferred and are amortized in proportion to the recognition of earned revenue.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $17.5 million for the six months ended June 30, 2001, as compared to approximately $30.9 million for the six months ended June 30, 2000.

Income Taxes

Income tax expense was $5.1 million for the first six months of 2001 as compared to approximately $9.9 million for the first six months of 2000. This decrease is primarily attributable to lower operating income before income taxes partially offset by realized capital gains for the six months ended June 30, 2001.

Net Income

For the reasons discussed above, the Company had net income of approximately $12.4 million during the six months ended June 30, 2001 and net income of approximately $21.1 million during the six months ended June 30, 2000.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company. During the second quarter of 2001, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share payable on July 2, 2001. During the first half of 2001 the Company purchased and retired 26,000 shares of common stock.

15.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains). The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The NYSDI has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to their respective parent companies. During the first quarter of 2001, the Insurance Company paid dividends of $27.7 million to the Company. During the fiscal year 2000, the Insurance Company paid dividends of $49.6 million to the Company.

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $44.0 million and $38.2 million during the six months ended June 30, 2001 and 2000, respectively. Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $303.2 million, and $183.0 million during the six months ended June 30, 2001 and 2000, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company are also considered to be a financing activity. In addition, as previously discussed, the Company participates in dollar roll repurchase agreements which are considered to be a financing activity. Net cash provided by the Company's financing activities amounted to approximately $259.3 million, and $113.6 million during the six months ended June 30, 2001 and 2000, respectively. This fluctuation primarily is attributable to higher policyholder account balances, and an increase in deposits of policies to be issued at June 30, 2001, partially offset by the increase in the Company's repayment of its line of credit.

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

16.

Given the Insurance Company's historic cash flow and current financial results, management believes that, for the next twelve months and for the reasonably foreseeable future, the Insurance Company's cash flow from operations will provide sufficient liquidity for the operations of the Insurance Company, as well as provide sufficient funds to the Company, so that the Company will be able to make dividend payments, satisfy its debt service obligations and pay its other operating expenses.

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 8.9% and 8.8% as of June 30, 2001 and December 31, 2000, respectively). The weighted average duration of the Company's debt portfolio was approximately six years as of June 30, 2001. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSID. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of June 30, 2001 and December 31, 2000, approximately 6.80% and 7.92%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company maintains a portfolio which includes below investment grade fixed maturity debt securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of June 30, 2001 and December 31, 2000, the carrying value of these securities was approximately $225.6 million and $178.6 million, respectively, (representing approximately 6.8% and 6.0% of the Company's total assets and 49.4% and 38.1%, respectively, of shareholders' equity).

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

17.

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

As of June 30, 2001, approximately 8.36% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $71.4 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

As previously discussed, the Company participates in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $253.1 million and $233.2 million at June 30, 2001 and December 31, 2000, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

18.

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

19.

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 deferred the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 and SFAS 138 are required to be reported in income. The impact of adopting SFAS 133 and 138 was: (i) to record, as a transition adjustment to accumulated comprehensive income, effective January 1, 2001, an unrealized loss of $5.3 million and (ii) to record realized losses of $384,000, net of tax, during the three month period ended June 30, 2001. In July 2001, the Financial Accounting Standards Board ("FASB") issued certain additional guidance relating to the identification of embedded derivatives under SFAS 133 and SFAS 138. The Company is in the process of quantifying the impact of this additional guidance which is effective July 1, 2001.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 ("SFAS 140"). SFAS 140 is effective for transfers after March 31, 2001 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Adoption of SFAS 140 did not have a material impact on the consolidated financial statements.

In March 1998, the National Association of Insurance Commissioner ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The New York State Insurance Department ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of June 30,2001.

20.

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

21.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

None

b) Reports on Form 8-K

During the quarter ended June 30, 2001, the Company did not file a current report on Form 8-K.

22.

PRESIDENTIAL LIFE CORPORATION

June 30, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Presidential Life Corporation

(Registrant)

Date: August 10, 2001 /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date: August 10, 2001 /s/ Charles J. Snyder

Charles J. Snyder, Principal

Accounting Officer of the Registrant

23.

PRESIDENTIAL LIFE CORPORATION

June 30, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Presidential Life Corporation

(Registrant)

Date: August 10, 2001

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date: August 10, 2001

Charles J. Snyder, Principal

Accounting Officer of the Registrant

23.