Form 10-Q
period 2001-09-30
PRESIDENTIAL LIFE CORP
filed 2001-11-14
CIK 80124

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

There were 29,319,813 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on November 13, 2001.

INDEX

Part I - Financial Information Page No.

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited) September 30, 2001

and December 31, 2000........................................ 3

Consolidated Statements of Income (Unaudited) - For

the Nine Months Ended September 30, 2001 and 2000................ 4

Consolidated Statements of Income (Unaudited) - For

the Three Months Ended September 30, 2001 and 2000.............. 5

Consolidated Statements of Shareholders'

Equity (Unaudited) - For the Nine months ended

September 30, 2001 and 2000....................................... 6

Consolidated Statements of Cash Flows (Unaudited) - For

the Nine months ended September 30, 2001 and 2000................ 7

Condensed Notes to Unaudited Consolidated Financial Statements.. 8-12

Independent Accountants' Review Report............................ 13

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations........... 14-22

Part II - Other Information......................................... 23

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures.......................................................... 24

2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	September 30, 2001 (Unaudited)	December 31, 2000
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Cost of
$2,706,278 and $2,277,178, respectively)	$ 2,696,417	$ 2,246,492
Common stocks (Cost of $22,746 and
$21,830, respectively)	27,310	24,455
Mortgage loans	13,786	14,893
Real estate	415	415
Policy loans	17,402	17,915
Short-term investments	285,361	261,571
Other invested assets	255,156	259,742
Total Investments	3,295,847	2,825,483

Cash and cash equivalents	(11,226)	(4,647)
Accrued investment income	41,115	31,432
Amounts due from security transactions	0	12,250
Deferred federal income taxes	10,360	10,444
Federal income tax recoverable	8,288	5,646
Deferred policy acquisition costs	89,742	74,262
Furniture and equipment, net	507	625
Amounts due from reinsurers	14,009	11,120
Other assets	8,415	12,267
Assets held in separate account	3,030	3,543
TOTAL ASSETS	3,460,087	2,982,425

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	1,936,016	1,596,043
Future policy benefits:
Annuity	559,548	500,599
Life and accident and Health	64,104	59,996
Other policy liabilities	4,360	3,482
Total Policy Liabilities	2,564,028	2,160,120

Dollar repurchase agreements	256,023	233,210
Notes payable	100,000	100,000
Short-term note payable	40,000	-
Deposits on policies to be issued	23,613	8,885
General expenses and taxes accrued	4,389	6,283
Other liabilities	8,814	4,857
Liabilities related to separate account	3,030	3,543
Total Liabilities	2,999,897	2,516,898

Shareholders' Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding,
29,319,813 shares in 2001 and 29,317,759
shares in 2000	293	293
Accumulated other comprehensive loss	(8,000)	(15,663)
Retained earnings	467,897	480,897
Total Shareholders' Equity	460,190	465,527
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY	$ 3,460,087	$ 2,982,425

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
REVENUES:	2001	2000
Insurance Revenues:
Premiums	$ 5,136	$ 3,303
Annuity considerations	69,617	44,086
Universal life and investment type policy
fee income	581	625
Net investment income	161,664	161,945
Realized investment losses	(35,380)	(5,646)
Other income	2,382	3,944

TOTAL REVENUES	204,000	208,257

BENEFITS AND EXPENSES:
Death and other life insurance benefits	9,500	7,143
Annuity benefits	42,812	35,936
Interest credited to policyholders' account
Balances	78,323	65,062
Interest expense on notes payable	6,314	7,519
Other interest and other charges	437	330
Increase in liability for future policy benefits	57,773	39,926
Commissions to agents, net	21,204	14,420
General expenses and taxes	11,189	8,597
Change in deferred policy acquisition costs	(17,725)	(8,882)

TOTAL BENEFIT AND EXPENSES	209,827	170,051

Income before income taxes	(5,827)	38,206

Provision (benefit) for income taxes
Current	5,456	9,928
Deferred	(7,204)	(4,315)
	(1,748)	5,613

NET INCOME	$ (4,079)	$ 32,593

Earnings per common share	(.14)	1.07

Weighted average number of shares outstanding
During the period	29,313,944	30,352,526

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
REVENUES:	2001	2000
Insurance Revenues:
Premiums	$ 2,129	$ 1,481
Annuity considerations	20,014	15,513
Universal life and investment type policy
fee income	156	390
Net investment income	54,762	49,967
Realized investment losses	(35,506)	(1,893)
Other income	870	1,134

TOTAL REVENUES	42,425	66,592

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,401	2,790
Annuity benefits	14,567	12,044
Interest credited to policyholders' account
Balances	27,810	23,591
Interest expense on notes payable	1,586	2,356
Other interest and other charges	114	76
Increase in liability for future policy benefits	16,363	14,405
Commissions to agents, net	7,072	5,108
General expenses and taxes	4,111	2,818
Change in deferred policy acquisition costs	(9,283)	(3,870)

TOTAL BENEFIT AND EXPENSES	65,741	59,318

Income before income taxes	(23,316)	7,274

Benefit for income taxes
Current	732	(1,833)
Deferred	(7,606)	(2,426)
	(6,874)	(4,259)

NET INCOME	$ (16,442)	$ 11,533

Earnings per common share	(.56)	0.38

Weighted average number of shares outstanding
During the period	29,319,813	30,098,003

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(in thousands except shared data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at January 1, 2001	$ 293	$ 0	$480,897	$ (15,663)	$465,527

Comprehensive Income:

Net Income			(4,079)		(4,079)

Transition Adjustment (see note 1F)				(5,486)	(5,486)

Net Unrealized
Investment Gains				13,149	13,149

Comprehensive Income					3,584

Purchase & Retirement of Stock	0	0	(136)		(136)

Dividends Paid to Shareholders ($.10 per share)			(8,785)		(8,785)

Balance at September 30, 2001	$ 293	$ 0	$467,897	$ (8,000)	$460,190

Balance at January 1, 2000	308	0	474,251	(68,091)	406,468

Comprehensive Income:

Net Income			32,593		32,593

Net Unrealized Investment Gains				14,338	14,338

Comprehensive Income					46,931

Purchase and Retirement of Stock	(8)	(88)	(12,509)		(12,605)

Issuance of shares under stock option plan		88			88

Dividends paid to Shareholders ($.09 per share)			(8,768)		(8,768)

Balance at September 30, 2000	$ 300	$ 0	$485,567	$ (53,753)	$432,114

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

6.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
NINE MONTH ENDED SEPTEMBER 30, 2001 (UNAUDITED)
	2001	2000
OPERATING ACTIVITIES:
Net(Loss)Income	$ (4,079)	$ 32,593
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(7,204)	(4,315)
Depreciation and amortization	532	1,026
Net accrual of discount on fixed maturities	(7,741)	(7,279)
Realized investment losses	35,380	5,646
Changes in:
Accrued investment income	(9,683)	(5.490)
Deferred policy acquisition cost	(17,725)	(8,882)
Federal income tax recoverable	(2,642)	(9,970)
Liability for future policy benefits	63,057	43,374
Other items	(2,014)	(3,104)

Net Cash Provided By Operating Activities	47,881	43,599

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(643,634)	(287,666)
Maturities, calls and repayments	104,937	24,404
Sales	78,837	80,679
Common Stocks:
Acquisitions	(5,051)	(4,421)
Sales	7,245	12,235
Increase in short-term investments and policy loans	(23,277)	(35,201)
Other Invested Assets:
Additions to other invested assets	(27,275)	(51,845)
Distributions from other invested assets	31,862	26,368
Purchase of property and equipment	(55)	(101)
Mortgage loan on real estate	1,107	938
Amount due from security transactions	12,250	2,800

Net Cash Used In Investing Activities	(463,054)	(231,810)

FINANCING ACTIVITIES:
Proceeds from dollar repurchase agreements	2,285,829	2,002,398
Repayment of dollar repurchase agreements	(2,263,016)	(1,982,767)
Proceeds from (repayment of) line of credit	40,000	(10,000)
Repurchase of Common Stock	(135)	(12,517)
Net increase in policyholders' account balances	339,973	164,013
Deposits on policies to be issued	14,728	3,089
Dividends paid to shareholders	(8,785)	(8,768)

Net Cash Provided By Financing Activities	408,594	155,448

Decrease in Cash and Cash Equivalents	(6,579)	(32,763)
Cash and Cash Equivalents at Beginning of Year	(4,647)	28,582

Cash and Cash Equivalents at End of Period	$ (11,226)	$ (4,181)

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 7,828	$ 19,973

Interest Paid	$ 8,005	$ 8,814

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

B. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 2000.

C. Investments

Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs of approximately $1.5 million and $4.0 million, and deferred Federal income taxes of approximately $(3.5) million and $(8.4) million, at September 30, 2001 and December 31, 2000, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Common stocks are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

"Other invested assets" are recorded at the lower of cost or market, or equity, as appropriate, and primarily include interests in limited partnerships which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. In general, risks

8.

C. Investments - continued

associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of September 30, 2001 and December 31, 2000. As of September 30, 2001, the Company was committed to contribute, if called upon, an aggregate of approximately $69.2 million of additional capital to certain of these limited partnerships.

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

E. Earnings Per Common Share "EPS"

Basic EPS is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The weighted average number of common shares used to compute diluted EPS for the three months ended September 30, 2001 and 2000 was 29,363,459 and 30,105,760 respectively. The weighted average number of common shares used to diluted EPS for the nine months ended September 30, 2001 and 2000 was 29,335,250 and 30,362,542, respectively. The dilution from the potential exercise of stock options outstanding did not change basic EPS.

9.

F. New Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 deferred the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 and SFAS 138 are required to be reported in income. The impact of adopting SFAS 133 and 138 was: (i) to record, as a transition adjustment to accumulated comprehensive income, effective January 1, 2001, an unrealized loss of $5.5 million (ii) to record realized losses of $395,000, net of tax, during the nine month period ended September 30, 2001 and (iii)no material impact for the quarter ended September 30, 2001. The Financial Accounting Standards Board ("FASB") continues to issue additional guidance relating to the accounting for derivatives under SFAS 133 and SFAS 138. Until the accounting guidance is finalized, the Company cannot determine the ultimate impact it may have on the Company's consolidated financial statements.

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

In March 1998, the National Association of Insurance Commissioner ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The New York State Insurance Department ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of September 30,2001.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. SFAS No.141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Adoption of SFAS 141 and SFAS 142 will not have a material impact on the consolidated financial statements.

In September 2001, the Emerging Issues Task Force issued No. 01-10, "Accounting for the Impact of the Terrorist Attack of September 11, 2001" ("EITF 01-10"). EITF 01-10 is effective immediately upon issuance. EITF 01-10 requires that losses or cost resulting from the September 11th events be classified as part of income from continuing operations in the statement of operations. Application of EITF 01-10 does not have a material impact on the consolidated financial statements.

10.

In July 2001, the SEC released Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance and Documentation Issues ("SAB 102"). SAB 102 summarizes certain of the

SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company did not have a material impact on the Company's unaudited interim consolidated financial statements.

In October 2001, the FASB issued SFAS NO. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS provides a single model for accounting for long-lived assets to be disposed of by superceding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less cost to sell rather than on a net realizable value basis. Future operating losses relating to discontinued operations are also no longer recognized before they occur. SFAS 144 broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business.) SFAS 144 also requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed. SFAS 144 retains the basic provisions of (i)APB 30 regarding the presentation of discontinued operations in the income statement, (ii)SFAS 121 relating to recognition and measurement of impaired long-lived assets classified as held for sale. SFAS 144 must be adopted beginning January 1, 2002. The adoption of SFAS 144 by the Company is not expected to have a material impact on the Company's consolidated financial statements.

2. INVESTMENTS

There were no investments in any one issuer that aggregate 10% or more of Shareholder's Equity as of September 30, 2001.

Securities with a carrying value of approximately $11.9 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3. NOTES PAYABLE

Notes payable at September 30, 2001 and December 31, 2000 consist of $100 million, 7 7/8% Senior Notes ("Senior Notes") due February 15, 2009. Interest is payable February 15 and August 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of September 30, 2001, such unamortized costs were $1.6 million. The total principal is due on February 15, 2009.

The Company has one bank line of credit in the amount of $50,000,000 and provides for interest borrowings based on market indices. At September 30, 2001, the Company had $40,000,000 outstanding under the line of credit.

4. INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the nine months ended September 30, 2001 reflect the reduction in the deferred income tax asset as of September 30, 2001. The Company's effective tax rate for each of the nine months ended September 30, 2001 and 2000 was 30.0% and 14.7% respectively. The Company's effective tax rate for the three months ended September 30,2001 and 2000 was 29.5% and (58.6)%, respectively.

11.

  COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30,	Pre Tax Amount	Tax Expense/ (Benefit) (in thousands)	After-Tax Amount
2001
Unrealized gains(losses) on
investment securities:
Unrealized holding losses arising during year	56,692	17,007	39,685
Less: reclassification adjustment for losses
realized in net income	(35,380)	(10,614)	(24,766)
Change related to deferred acquisition costs	(2,528)	(758)	(1,770)
Net unrealized investment losses	18,784	5,635	13,149

2000
Unrealized gains (losses)on
investment securities:
Unrealized holding losses arising during year	21,618	3,175	18,443
Less: reclassification adjustment for losses
Realized in net income	(5,646)	(829)	(4,817)
Change related to deferred acquisition costs	835	123	712
Net unrealized investment losses	16,807	2,469	14,338

12.

INDEPENDENT ACCOUNTANTS¢ REVIEW REPORT

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of September 30, 2001, and the related consolidated statements of income, for the three-month and nine-month periods ended September 30, 2001 and 2000 and the consolidated statement of stockholders' equity and cash flows for the nine month period ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

November 13, 2001

13.

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

The Insurance Company is rated "A-"(Excellent) by A.M. Best.

Results of Operations

Comparison of nine months ended September 30, 2001 compared to nine months ended

September 30, 2000.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $74.8 million for the nine months ended September 30, 2001 from approximately $47.4 million for the nine months ended September 30, 2000, an increase of approximately $27.4 million. Of this amount, annuity considerations increased to approximately $69.6 million for the nine months ended September 30, 2001 from approximately $44.1 million for the nine months ended September 30, 2000 an increase of approximately $25.5 million. In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $439.3 million and approximately $274 million during the nine months ended September 30, 2001 and September 30, 2000, respectively. Management believes that the increase in annuity considerations is due to the successful expansion of our Marketing Department and new product sales.

14.

Policy Fee Income

Universal life and investment type policy fee income was approximately $581 thousand for the nine months ended September 30, 2001, as compared to approximately $625 thousand for the nine months ended September 30, 2000. This represents approximately a $44 thousand decrease.

Net Investment Income

Net investment income totaled approximately $161.7 million during the first nine months of 2001, as compared to approximately $161.9 million during the first nine months of 2000. This represents a decrease of approximately $200 thousand due primarily to a reduction in income from variable rate investments. Investment income from other invested assets totaled approximately $21.6 million during the first nine months of 2001, as compared to approximately $21.3 million during the first nine months of 2000. The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended September 30, 2001 and September 30, 2000 was approximately 7.88% and 9.26%, respectively.

Realized Investment Gains and Losses

Realized investment gains (losses) amounted to a loss of approximately $35.4 million during the first nine months of 2001, as compared to a loss of approximately $5.6 million during the first nine months of 2000. Realized investment gains were offset by realized investment losses of approximately $44.6 million and $18.8 million for the nine months ended September 30, 2001 and September 30, 2000, respectively, attributable largely to other than temporary impairments in the value of certain securities, specifically asset backed securities, contained in the Company's investment portfolio and to a lesser extent, losses attributable to sales. Realized investment gains result from sales of certain equities and convertible securities, and calls and sales of securities in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield investment gains in future periods.

Total Benefits and Expenses

Total benefits and expenses for the nine months ended September 30, 2001 aggregated approximately $209.8 million, as compared to approximately $170.1 million for the nine months ended September 30, 2000. This represents an increase of $39.7 million from the third quarter of 2000. This increase is directly attributable to the increase in interest credited to policy holders account balances and the increase in liability for future policy benefits as a result of the increase in premiums.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $188.9 million for the nine months ended September 30, 2001, as compared to approximately $148.4 million for the nine months ended September 30, 2000. The increase is attributable to a higher level of policyholder account balances as a result of the increase in annuity considerations received during the period.

The Insurance Company's average credited rate for reserves and account balances for the nine months ended September 30, 2001 and 2000 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

15.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $6.3 million for the nine months ended September 30, 2001, and approximately $7.5 million for the nine months ended September 30, 2000. The decrease in interest expense in the first nine months of 2001 is attributable to the decrease in the rates on the Company's short-term notes payable.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $32.4 million for the nine months ended September 30, 2001, as compared to approximately

$23.0 million for the nine months ended September 30, 2000. This represents an increase of approximately $9.4 million. The increase principally is attributable to higher commissions and related expenses incurred in the first nine months of 2001 associated with the higher level of sales in 2001.

Deferred Policy Acquisition Costs

The change in deferred policy acquisition costs for the nine months ended September 30, 2001 resulted in a credit of approximately $17.7 million, as compared to a credit of approximately $8.9 million for the nine months ended September 30, 2000. The change is largely due to the increase in costs associated with recent new product sales which have been deferred and are amortized in proportion to the recognition of earned revenue.

Income Before Income Taxes

For the reasons discussed above, the loss before income taxes amounted to approximately $5.8 million for the nine months ended September 30, 2001, as compared to a gain of approximately $38.2 million for the nine months ended September 30, 2000.

Income Taxes

Income tax benefit was $1.7 million for the first nine months of 2001 as compared to an expense of approximately $5.6 million for the first nine months of 2000. This decrease is primarily attributable to lower operating income before income taxes for the nine months ended September 30, 2001.

Net Income

For the reasons discussed above, the Company had net loss of approximately $4.1 million during the nine months ended September 30, 2001 and net income of approximately $32.6 million during the nine months ended September 30, 2000.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company. During the third quarter of 2001, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share payable on October 1, 2001. During the first nine months of 2001 the Company purchased and retired 26,000 shares of common stock.

16.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $47.9 million and $43.6 million during the nine months ended September 30, 2001 and 2000, respectively. Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $463.1 million, and $231.8 million during the nine months ended September 30, 2001 and 2000, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company are also considered to be a financing activity. In addition, as previously discussed, the Company participates in dollar roll repurchase agreements which are considered to be a financing activity. Net cash provided by the Company's financing activities amounted to approximately $408.6 million, and $155.4 million during the nine months ended September 30, 2001 and 2000, respectively. This fluctuation primarily is attributable to higher policyholder account balances, and an increase in deposits of policies to be issued at September 30, 2001, partially offset by the increase in the Company's repayment of its line of credit.

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

17.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 8.2% and 8.8% as of September 30, 2001 and December 31, 2000, respectively). The weighted average duration of the Company's debt portfolio was approximately six years as of September 30, 2001. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSID. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of September 30, 2001 and December 31, 2000, approximately 5.8% and 7.92%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company maintains a portfolio which includes below investment grade fixed maturity debt securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of September 30, 2001 and December 31, 2000, the carrying value of these securities was approximately $218.5 million and $178.6 million, respectively, (representing approximately 6.3% and 6.0% of the Company's total assets and 48.9% and 38.1%, respectively, of shareholders' equity).

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

18.

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

As of September 30, 2001, approximately 7.74% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $69.2 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

As previously discussed, the Company participates in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $256.0 million and $233.2 million at September 30, 2001 and December 31, 2000, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

19.

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

20.

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 deferred the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 and SFAS 138 are required to be reported in income. The impact of adopting SFAS 133 and 138 was: (i) to record, as a transition adjustment to accumulated comprehensive income, effective January 1, 2001, an unrealized loss of $5.5 million, (ii)to record realized losses of $395,000, net of tax, during the nine month period ended September 30, 2001 and (iii)no material impact for the quarter ended September 30, 2001. The Financial Accounting Standards Board ("FASB") continues to issue additional guidance relating to the accounting for derivatives under SFAS 133 and SFAS 138. Until the accounting guidance is finalized, the Company cannot determine the ultimate impact it may have on the Company's consolidated financial statements.

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

In March 1998, the National Association of Insurance Commissioner ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The New York State Insurance Department ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of September 30,2001.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. SFAS No.141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Adoption of SFAS 141 and SFAS 142 will not have a material impact on the consolidated financial statements.

In September 2001, the Emerging Issues Task Force issued No. 01-10, "Accounting for the Impact of the Terrorist Attack of September 11, 2001" ("EITF 01-10"). EITF 01-10 is effective immediately upon issuance. EITF 01-10 requires that losses or cost resulting from the September 11th events be classified as part of income from continuing operations in the statement of operations. Application of EITF 01-10 does not have a material impact on the consolidated financial statements.

21.

In July 2001, the SEC released Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance and Documentation Issues ("SAB 102"). SAB 102 summarizes certain of the

SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company did not have a material impact on the Company's unaudited interim consolidated financial statements.

In October 2001, the FASB issued SFAS NO. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS provides a single model for accounting for long-lived assets to be disposed of by superceding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less cost to sell rather than on a net realizable value basis. Future operating losses relating to discontinued operations are also no longer recognized before they occur. SFAS 144 broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business.) SFAS 144 also requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed. SFAS 144 retains the basic provisions of (i)APB 30 regarding the presentation of discontinued operations in the income statement, (ii)SFAS 121 relating to recognition and measurement of impaired long-lived assets classified as held for sale. SFAS 144 must be adopted beginning January 1, 2002. The adoption of SFAS 144 by the Company is not expected to have a material impact on the Company's consolidated financial statements.

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

22.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 13, 2001, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

None

b) Reports on Form 8-K

During the quarter ended September 30, 2001, the Company did not file a current report on Form 8-K.

23.

PRESIDENTIAL LIFE CORPORATION

September 30, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Presidential Life Corporation

(Registrant)

Date: November 13, 2001 /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date: November 13, 2001 /s/ Charles J. Snyder

Charles J. Snyder, Principal

Accounting Officer of the Registrant

24.

PRESIDENTIAL LIFE CORPORATION

September 30, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Presidential Life Corporation

(Registrant)

Date: November 13, 2001

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date: November 13, 2001

Charles J. Snyder, Principal

Accounting Officer of the Registrant

24.