Form 10-K
period 2001-12-31
PRESIDENTIAL LIFE CORP
filed 2002-03-27
CIK 80124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K405

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Registrant's telephone number, including area code (845) 358-2300

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 25, 2001 was approximately $664,611,931 based upon the average bid and asked prices of such stock on that date.

The number of shares outstanding of the Registrant's common stock as of

March 25, 2001 was 29,329,741.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the definitive proxy statement to be used in connection with the registrant's 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K405. Other documents incorporated by reference into this Form 10-K405 are listed in the Exhibit

Index.

PART I

Item 1. Business

General

Presidential Life Corporation (the "Company") is an insurance holding company that, through its wholly-owned subsidiary Presidential Life Insurance Company (the "Insurance Company"), operates principally in a single business segment with two primary lines of business-individual annuities and individual life insurance. Unless the context otherwise requires, the "Company" shall be deemed to include Presidential Life Corporation and its subsidiaries. The Company was founded in 1969 and, through the Insurance Company, is licensed to market its products in 49 states and the District of Columbia. Approximately 35.5% of the Company's fiscal 2001 annuity and life insurance products were sold to individuals residing in the State of New York.

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

The Company's deferred annuity products are designed to encourage persistency (see "Pricing" below for a definition of the term "persistency") by incorporating surrender charges that exceed the cost of issuing the annuity. An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years without incurring significant penalties in the form of surrender charges. Notwithstanding the foregoing, approximately 30.5% of the Company's deferred annuity contracts in force (measured by reserves) as of December 31, 2001 are surrenderable without charge.

3.

The following table presents annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 2001, in each case, as determined in accordance with accounting principles generally accepted in the United States of America ("GAAP").

ANNUITIES IN FORCE

Year Ended December 31,
	2001	2000	1999	1998	1997
(Dollars in thousands) Single premium immediate Structured settlement
Annuities	$ 167,766	$ 169,927	$ 168,087	$ 166,360	$ 167,269
Single premium immediate
Annuities	605,214	464,794	384,194	314,108	281,665

Total immediate annuities	772,980	634,721	552,281	480,468	448,934
Single premium deferred
Annuities	1,592,890	1,095,860	914,460	865,884	835,900
Flexible premium annuities	146,805	143,809	153,460	159,460	168,023
Group terminal funding
annuities	106,014	103,881	104,142	103,215	103,965

Total annuities	$ 2,618,689	$ 1,978,271	$ 1,724,343	$ 1,609,027	$ 1,556,822

For the fiscal year ended December 31,

	2001	2000	1999	1998	1997

Ratio of annualized
voluntary terminations
(surrenders and lapses)
to mean insurance
in force	10.0%	12.1%	16.5%	15.9%	15.2%

At end of year:
Number of annuity
contracts in
force	56,104	45,056	43,337	43,695	45,554

Average size of annuity contract
in force	$ 46,676	$ 43,907	$ 39,789	$ 36,824	$ 34,175

4.

Annuity Considerations and Premiums - The following table sets forth certain information with respect to the Insurance Company's annuity considerations and premium revenues for each of the five fiscal years ended December 31, 2001, as determined in accordance with statutory accounting principles. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances on the Company's consolidated balance sheet.

Distribution of Products - By Gross Premiums and Other Considerations
For the fiscal year ended December 31,
	2001	2000	1999	1998	1997
(dollars in thousands)
Annuity
Considerations	$ 615,736	$ 356,144	$ 191,815	$ 142,435	$ 132,601

Whole Life and
Term Life	12,100	8,626	8,589	8,041	8,364

Universal Life	9,939	7,363	5,550	4,240	3,811

Other	3,987	9,907	1,158	0	0

Total Premiums and
Considerations	$ 641,762	$ 382,040	$ 207,112	$ 154,716	$ 144,776

Number of life insurance policies
in force	19,200	18,896	18,605	18,491	18,708

Average size of life insurance
policy in force	$ 48,879	$ 44,170	$ 40,441	$ 41,794	$ 44,006

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

6.

Insurance Policies in Force - The following table provides a reconciliation of beginning and ending universal, whole and term life insurance policies, in force, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 2001.

LIFE INSURANCE IN FORCE

	2001	2000	1999	1998	1997
(dollars in thousands)

In force beginning of year
Universal	$ 370,393	$ 368,424	$ 377,470	$ 383,233	$ 384,008
Whole<F1>	167,214	192,803	218,461	263,554	304,740
Term	297,037	191,185	176,875	176,470	176,061

Total	834,644	752,412	772,806	823,257	864,809

Sales and additions:
Universal	33,878	30,119	24,435	23,735	25,747
Whole<F1>	20,784	22,102	41,612	35,365	42,596
Term	150,869	139,920	49,887	27,954	28,985
	205,531
Total		192,141	115,934	87,054	97,328

Terminations:
Death	7,467	8,129	7,233	6,134	6,549
Surrenders and
conversions	19,299	28,159	30,525	19,305	19,387
Lapses	70,192	68,237	98,541	107,484	108,846
Other	3,321	5,384	30	4,582	4,099

Total	100,279	109,909	136,329	137,505	138,881
In force end of year:
Universal	385,857	370,393	368,424	377,470	383,233
Whole<F1>	151,596	167,214	192,803	218,461	263,554
Term	402,443	297,037	191,185	176,875	176,470

Total	$ 939,896	$ 834,644	$ 752,412	$ 772,806	$ 823,257

Total reinsurance
ceded	$ 550,194	$ 478,976	$ 410,955	$ 438,827	$ 476,248

Total insurance in
Force at end of year
Net of reinsurance	$ 389,702	$ 355,668	$ 341,457	$ 333,979	$ 347,009

<F1> Includes graded benefit life insurance products.

7.

Marketing and Distribution

The Company, through the Insurance Company, is licensed to market its products in 49 states and in the District of Columbia. The Company sells its individual annuity and life insurance products through 992 independent general agents (328 of which are located in the State of New York), who are independent contractors. These independent general agents market the Company's products through 14,627 licensed insurance agents or brokers, most of whom also write products similar to those sold by the Company for other companies. Management believes that the Company offers competitive commission rates and seeks to provide innovative products and quality service to its independent general agents. Compensation of agents is strictly regulated by the New York State Department of Insurance (the "NYSDI").

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

The Company's top ten general agents accounted for approximately 23.7% of the Company's combined individual life insurance policies and annuity contracts sold, (measured by the combined premiums and considerations), during fiscal 2001. Of the Company's combined annuity contracts and individual life insurance policies sold, no single agent accounted for more than .39% and no single general agency accounted for more than 4.57% during 2001. The loss of any single sales source would not have a material adverse effect on the Company, but the loss of several could cause a decline in sales until they are replaced by the appointment of other general agents. The Company's agency department actively recruits new general agents on a continuous basis.

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

9.

To the extent that an applicant does not meet the Company's underwriting standards for issuance of a policy at the standard risk classifications, the Company may offer to issue a classified, sub-standard or impaired risk policy for a risk adjusted premium amount rather than declining the application. The amount of the Company's impaired risk insurance in force in proportion to the total amount of the Company's individual life insurance in force was approximately 6.1% at December 31, 2001.

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

The reserves reflected in the Company's consolidated financial statements included herein are calculated based on GAAP and differ from those specified by the laws of the various states in which the Insurance Company does business and those reflected in the Insurance Company's statutory financial statements. These differences arise from the use of different mortality and morbidity tables and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level premium reserve method on all insurance business. See "Notes 1G, 1H and 8 to the Notes to the Consolidated Financial Statements."

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

Claims Paying and Other Ratings

During 2001, the Insurance Company's rating was reaffirmed at "A- (Excellent)" by A.M. Best Company ("A.M. Best"). Publications of A.M. Best indicate that the "A-" rating is assigned to those companies that, in A.M. Best's opinion, have achieved excellent overall performance when compared to the norms of the insurance industry and that generally have demonstrated a strong ability to meet their respective policyholder and other contractual obligations over a long period of time.

In evaluating a company's statutory financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competency of its management.

A.M. Best's rating is based on factors which primarily are relevant to policyholders, agents and intermediaries and is not directed towards the protection of investors, nor is it intended to allow investors to rely on such a rating in evaluating the financial condition of the Insurance Company. Moody's Investor Services ("Moody's") rates the Insurance Company's insurance financial strength as Baa2. Standard & Poor's Corporation ("Standard & Poor's") rates the Insurance Company's insurance financial strength as Api. The Company's Senior Notes, due February 15, 2009 (the "Senior Notes"), are rated BBB by Standard & Poor's and Baa3 by Moody's.

Policy Claims

Claims are received and reviewed by claims examiners at the Company's home office. The initial review of claims includes verification that coverage is in force and that the claim is not subject to an exclusion under the policy. Birth and death certificates are basic requirements. Medical records and investigative reports are ordered for contestable claims.

Reinsurance

The Company follows the usual industry practice of reinsuring ("ceding") portions of its life insurance and accident and health, including medical stop loss, risks with other companies, a practice which permits the Company to write policies in amounts larger than the risk it is willing to retain on any one life or group of lives, and also to continue writing a larger volume of new business. The Company also reinsures a portion of its life insurance business and accident and health business in order to obtain commissions on the insurance ceded and thereby reduce its net commission expense. The maximum amount of individual life insurance normally retained by the Company on any one life is $50,000 per policy and $100,000 per life. The maximum retention with respect to impaired risk policies typically is the same. The Company cedes insurance primarily on an "automatic" basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a "facultative" basis, under which the reinsurer's prior approval is required on each risk reinsured. The maximum retention of the group medical stop loss business varies, but typically the Company cedes ninety percent on a quota share basis. Reinsurance assumed consists entirely of the Company's participation in Servicemen's Group Life Insurance and a quota share agreement with Transamerica Occidental Life Insurance Company.

11.

Use of reinsurance does not discharge an insurer from liability on the insurance ceded. An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurer. No reinsurer of business ceded by the Company has failed to pay any policy claims with respect to such ceded business. At December 31, 2001, of the approximately $940 million of the Company's individual life insurance in force, the Company had ceded to reinsurers approximately $550 million of such insurance in force. The principal reinsuring companies of individual life policies with whom the Company does business at December 31, 2001 (and their corresponding A.M. Best ratings) were Life Reassurance Corporation of America ("A+ (Superior) ") and Swiss Re Life & Health America ("A+ (Superior)").

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

As of December 31, 2001, approximately 8.7% of the Company's investment portfolio was invested in mortgage-backed related securities most of which are U.S. government and agency mortgage-backed securities, and other mortgage-backed obligations, most of which are collateralized mortgage obligations ("CMOs") backed by residential mortgages. Most of the Company's CMOs represent beneficial ownership interests in mortgage-backed securities of the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), the Resolution Trust Corporation ("RTC") or other asset backed securities. Mortgage-backed securities are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive prepayments on their investments which cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgages. Notwithstanding the foregoing, because the Company historically has purchased CMOs in the secondary market at prices which typically are below their par or maturity value, the Company's portfolio has not been materially impacted as a result of such prepayments. The Company does not invest in interest only or principal only CMOs.

As of December 31, 2001, approximately 1.9% of the Company's investment portfolio consisted of bonds acquired in private placements. While these bonds are not usually registered with the Securities and Exchange Commission (the "SEC" or "Commission"), management believes that these bonds are marketable to other institutional investors. Approximately 71.2% of the investments acquired by the Company in private placements have been assigned a National Association Insurance Commissioners ("NAIC") designation corresponding to one of the two highest quality rating categories. NAIC designations corresponding to the entire Investment Portfolio can be found on page 18.

As of December 31, 2001, approximately 6.7% of the Company's investment portfolio, and approximately 56.2% of its stockholders' equity, consisted of interests in over fifty limited partnerships which are engaged in a variety of investment strategies, principally including merchant banking, real estate, debt restructurings and international opportunities. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.

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

The Company has been investing in limited partnerships for over thirteen years. During this time, the Company has had an opportunity to consider and evaluate a substantial number of limited partnerships and their managers. The Company makes limited partnership investments based on a number of considerations, including the reputation, investment philosophy (particularly with respect to risk), performance history and investment strategy of the manager of the limited partnership. Managers of the limited partnerships in which the Company is invested include, among others, Blackstone Investment Management, Omega Institutional Partners, Goldman Sachs Partners, Trust Company of the West Asset Management, Clayton Dubilier & Rice Partners, Apollo Real Estate and DLJ Real Estate Capital.

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

Pursuant to the terms of certain limited partnership agreements to which the Company is a party, the Company is committed to contribute, if called upon, an aggregate of approximately $70.1 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.

The book value of the Company's investments in limited partnerships as of December 31, 2001, 2000 and 1999 was approximately $240.1 million, $259.7 million and $245.5 million respectively. Net investment income derived from the Company's interests in limited partnership investments aggregated approximately $40.3 million, $36.8 million and $30.4 million in fiscal 2001, 2000 and 1999, respectively.

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

As of December 31, 2001 the Company's investment portfolio also consisted of approximately 0.1% invested in convertible debt securities, approximately 6.1% invested in preferred stock, approximately 0.4% invested in mortgage loans, and approximately 0.7% invested in common stock. The Company's mortgage loans were collateralized by commercial office and retail properties located in New York and Pennsylvania. The Company's only direct real estate investments are two buildings which are used as the current home office of the Insurance Company and two acres of undeveloped land in Nyack, New York.

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

The proceeds are invested in short-term investment grade commercial paper or loan participations at a positive spread until the settlement date of the similar security. In connection with its "dollar roll" transactions, the Company does not engage in yield maintenance transactions. The purchase and maturity dates of all short-term investments are matched exactly to the sale and purchase dates of the underlying collateral, with a 90-day maximum for any one transaction. During this period, the holding institution receives all income and prepayments for the security. To reduce the risk that a party will default on its obligations under the repurchase agreement, the Company only enters into "dollar roll" transactions with major securities dealers such as Morgan Stanley Dean Witter & Co. Incorporated, Bank of America, Merrill Lynch & Co., Salomon Smith Barney Inc., Bear, Stearns & Co. Inc., CS First Boston and Sandler, O'Neill L.P. Additionally, if the counterparty to the "dollar roll" agreement defaults under the terms of such agreement, the Company is not obligated to repurchase the underlying securities to the transaction. Under GAAP, during the period between the sale by the Company of a mortgage-backed security to the institution party to the "dollar roll" transaction and the Company's repurchase of a substantially similar mortgage-backed security from the holding institution, the Company's consolidated balance sheet will reflect both the mortgage-backed security sold to the holding institution and the cash received for such security as assets, and the Company's repurchase obligation as a liability. In fiscal 2001 and 2000, dollar roll transactions generated approximately $1.7 million and $.8 million, respectively, of net investment income for the Company. Amounts outstanding to repurchase securities under dollar roll repurchase agreements and reverse repurchase agreements were approximately $260.6 million and $233.2 million as of December 31, 2001 and December 31, 2000, respectively.

15.

The following table summarizes the Company's investment portfolio at

December 31, 2001.
Investment Portfolio

Total Carrying Value<F1>
(dollars in thousands)
Fixed Maturities
Bonds and Notes:
U.S. Government, government agencies
and authorities<F2>	$ 389,406
Investment grade corporate<F3>	1,444,613
Public utilities	347,162
Below investment grade corporate<F3>	254,904
Mortgage backed	312,106
Preferred stocks	219,493

Total Fixed Maturities<F4>	2,967,684

Equity Securities
Common stock	25,909

Other Investments:
Policy loans	16,985
Real Estate	415
Mortgage loans	13,398
Other long-term investments<F5>	240,053
Cash and short-term investments<F6>	289,318

Total cash and investments	3,553,762

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

<F2> Approximately $286.3 million of such securities represent beneficial ownership interests in mortgage backed securities of FDIC, FHLMC, FNMA, GNMA or the RTC.

<F3> Ratings are based primarily upon those assigned by the NAIC.

<F4> Includes approximately $9.1 million of convertible debt securities and convertible preferred stock.

<F5> Consist principally of investments in limited partnerships which are carried at the lower of cost or market, or equity as appropriate.

<F6> Includes approximately $260.6 million attributable to "dollar roll" repurchase agreements.

16.

The following table summarizes the Company's investment results for the periods indicated, as determined in accordance with GAAP.
INVESTMENT RESULTS

	Year Ended December 31,
	2001	2000	1999	1998	1997
(Dollars in thousands)
Cash and total invested
Assets<F1>	$ 3,187,299	$2,669,458	$ 2,506,250	$ 2,485,714	$2,398,240
Net investment income<F2>	$ 234,125	$ 225,224	$ 208,126	$ 187,155	$ 191,818
Effective yield<F3>	8.19%	9.21%	9.06%	8.14%	8.69%
Net realized investment
Gains (Losses)<F4>	$ (65,132)	$ (8,449)	$ 2,775	$ 17,185	$ 26,039

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

The following table sets forth the composition of the Company's bond and notes portfolio by rating as of December 31, 2001.
Bond Portfolio Ratings
		Percent
		of Total
	Estimated	Estimated
	Market	Market
Rating<F1>	Value<F2>	Value<F2>
	(Dollars in thousands)

Aaa.........................	$ 600,928	21.9%
Aa .........................	194,420	7.1
A .........................	777,054	28.3
Baa.........................	900,758	32.7
Total investment grade<F3>.	2,473,160	90.0
Ba .........................	213,115	7.8
B .........................	52,674	1.9
C .........................	9,241	0.3
Total non-investment grade.	275,030	10.0
Total......................	$2,748,190	100.0%

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

F3> Approximately 15.7% of which consist of U.S. government and agency bonds.

17.

According to Moody's, bonds which are rated "A" possess many favorable investment attributes and are to be considered as upper medium grade obligations. Moody's applies numerical modifiers "1", "2" and "3" in each generic rating classification from Aa to B. Modifier "1" indicates a bond in the higher end of a generic rating classification.

The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations, " which are used by insurers when preparing their statutory annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. NAIC ratings are assigned annually as of December 31, and rerated periodically. Of the bonds and notes in the Company's investment portfolio, approximately 89.1% were in one of the highest two NAIC Designations at December 31, 2001. The following table sets forth the carrying value and estimated market value of these securities according to NAIC Designations at December 31, 2001.
		Percent
		of Total
NAIC Designations	Estimated	Estimated
(generally comparable to	Market	Market
Moody's ratings)<F1>	Value <F2>	Value<F2>
	(Dollars in thousands)

1 (Aaa, Aa, A) .............	$1,230,513	44.8%
2 (Baa) ....................	1,217,762	44.3
3 (Ba) .....................	241,645	8.8
4 (B) ......................	46,025	1.7
5 (Caa, Ca) ................	4,375.1
6 (C) ......................	7,870.3
	$2,748,190	100.0%

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

The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSDI. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting. As of December 31, 2001, approximately 7.04% of the Insurance Company's total admitted assets were invested in below investment grade debt securities. In addition, as of that date, there were two bond holdings in the Company's investment portfolio which were in default with an estimated market value totaling $7.5 million. For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Also see "Note 2 to the Notes to Consolidated Financial Statements" for certain other information concerning the Company's investment portfolio.

18.

The following table sets forth the scheduled maturities for the Company's investments in bonds and notes as of December 31, 2001.
Scheduled Maturities
		Percent
		of Total
	Estimated	Estimated
	Market	Market
Maturity<F1>	Value<F2>	Value<F2>
	(Dollars in thousands)
Due in one year or less	$ 19,303.7%
Due after one year through five years	59,178	2.1
Due after five years through 10 years	460,312	16.8
Due after 10 years through 20 years	1,897,291	69.0
Total	2,436,084	88.6
Mortgage-backed bonds	312,106	11.4
Total bonds and notes	$2,748,190	100.0%

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

The Insurance Company is required to file detailed periodic reports and financial statements with the state insurance regulators in each of the states in which it does business. In addition, insurance regulators periodically examine the Insurance Company's financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. As part of their routine regulatory oversight process, the NYSDI generally conducts detailed examinations every three years of the books, records and accounts of the Insurance Company. The Insurance Company's last examination occurred during 2001 for the four-year period ended December 31, 2000. To date, the final report has not been issued. The Insurance Company does not expect any material adjustments or issues to be raised. The prior final report for the three-year period ended December 31, 1996 did not raise any issues or adjustments.

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

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains). The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The NYSDI has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to it's parent company. During fiscal 2001, 2000 and 1999, the Insurance Company paid dividends of $27.7 million, $49.6 million and $28.4 million, respectively, to the Company.

20.

The dividend limitation is based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to deferred policy acquisition costs, deferred income taxes, required investment reserves and reserve calculation assumptions.

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

NAIC-IRIS Ratios

The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 industry ratios and specifies "normal ranges" for each ratio. The IRIS ratios were designed to advise state insurance regulators of significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. These changes need not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," such state regulators may, but are not obligated to, inquire of the company regarding the nature of the company's business to determine the reasons for the ratios being outside the "normal range." No regulatory significance results from being out of the normal range on fewer than four of the ratios. The Company anticipates that it may from time to time fall outside the "normal range" on some of these ratios. For the year ended December 31, 2001, the Company was within the normal range for all of the ratios. If four or more of the Company's ratios fall outside the "normal range," the Company is likely to experience regulatory inquiry and a higher level of scrutiny.

21.

Risk-Based Capital

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula. The standards require the computation of a risk-based capital amount which then is compared to a company's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from regulatory control of the insurance company to a requirement for the insurance company to submit a plan to improve its capital. At December 31, 2001, the Insurance Company's total adjusted capital was $304.6 million and the authorized control level risk based capital was $56.8 million.

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

On December 29, 1999, the Company announced the completion of the purchase of The Central National Life Insurance Company of Omaha ("Central National") from the Household Insurance Group Holding Company, a subsidiary of Household International, Inc. Central National which has assets of $15.2 million and capital and surplus of $15.0 million as of December 31, 2001, is licensed to market insurance products in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to its shareholders for vote during the fiscal quarter ended December 31, 2001.

23.

PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters

The Company's common stock trades on The NASDAQ Stock MarketSM under the symbol "PLFE." The following table sets forth, for the indicated periods, the high and low bid quotations for the common stock, as reported by the National Association of Securities Dealers, Inc., and the per share cash dividends declared on the common stock.
			Cash Dividends
	High	Low	Declared Per Share

Fiscal 2000
First Quarter	$ 18.625	$ 12.687	$.09
Second Quarter	16.250	13.625	.10
Third Quarter	17.6875	14.125	.10
Fourth Quarter	16.250	13.937	.10

Fiscal 2001
First Quarter	$ 17.594	$ 14.938	.10
Second Quarter	22.400	15.000	.10
Third Quarter	21.310	16.990	.10
Fourth Quarter	21.060	17.100	.10

Fiscal 2002
First Quarter	$ 23.100	$ 19.350	.10
(through March 25, 2002)

The Company regularly has paid semi-annual cash dividends since 1980 and since the first quarter of 1997 has paid quarterly cash dividends. During the first quarter of 2002, the Company declared a quarterly cash dividend of $.10 per share payable April 1, 2002. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, financial condition, and dividends from the Insurance Company. Any determination to pay dividends would be at the discretion of the Company's Board of Directors and is subject to regulatory and contractual restrictions as described in "Part I -- Business -- Insurance Regulation" and Part II -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." On March 25, 2002 there were approximately 745 holders of record of the Company's common stock.

24.

Item 6. Selected Financial Data

Selected consolidated financial data for the Company are presented below for each of the five years in the period ended December 31, 2001. This data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.
Income Statement Data:

	Year Ended December 31,
	2001	2000	1999	1998	1997
(in thousands, except per share data)

Total Revenue	$ 284,408	$ 284,458	$ 278,060	$ 242,206	$ 247,704

Benefits	267,350	197,765	181,126	146,410	136,998
Interest Expense
On Notes payable	8,836	9,773	8,960	7,124	5,850
Selling, General and
Administrative Expenses	26,823	18,931	18,482	16,927	14,298
Total Benefits and
Expenses	303,009	226,469	208,568	170,461	157,146

Provision (benefit) for
Income Taxes	(10,896)	17,127	21,261	22,521	29,266

Net Income	(7,705)	$ 40,862	$ 47,717<F1>	$ 49,224	$ 61,292
Income Per Share	$ (.26)	$ 1.36	$ 1.53<F1>	$ 1.53	$ 1.87
Dividends Per Share	$ .40	$ .39	$ .345	$ .285	$ .22

<F1> Includes extraordinary loss of $514 thousand or $.02 per share.
Balance Sheet Data:

	At December 31,
	2001	2000	1999	1998	1997
(in thousands)

Assets	$ 3,769,517	$ 2,982,425	$ 2,653,665	$ 2,606,799	$ 2,558,341
Total Capitalization
Notes Payable	150,000	$ 100,000	$ 100,000	$ 50,000	$ 50,000
Shareholders' Equity	427,094	465,527	406,468	523,244	502,654

Total	577,094	$ 565,527	$ 506,468	$ 573,244	$ 552,654

25.

Item 7. Management's Discussion and Analysis of Financial Condition and Results

of Operations

General

The Company has one reportable operating segment with two primary lines of business; individual annuities and individual life insurance. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as single premium deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholders' account balances. With respect to products that are accounted for as policyholders' account balances, revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from the policyholders' account balances. The Company's operating earnings are derived primarily from these revenues, plus the Company's investment results, including realized gains (losses), less interest credited, benefits to policyholders and expenses.

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

The Insurance Company is rated "A- (Excellent)" by A.M. Best.

Results of Operations

Comparison of Fiscal Year 2001 to Fiscal Year 2000 and Fiscal Year 2000 to Fiscal Year 1999.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $111.5 million in fiscal 2001 from approximately $62.6 million in fiscal 2000, an increase of approximately 78.1%. Of this amount, annuity considerations increased to approximately $97.4 million in fiscal 2001 from approximately $55.2 million in fiscal 2000, an increase of approximately $42.1 million. In accordance with GAAP, sales of single premium deferred annuities are not reported as annuity considerations, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $700.1 million, $350.4 million and $186.1 million in fiscal 2001, 2000 and 1999, respectively. Management believes that the increase in annuity considerations is due to the successful expansion of our Marketing Department. Beginning in 1996, the Company added regional sales directors in various states. These regional sales directors have added new general agents, which have generated sales.

26.

Total annuity considerations and life insurance premiums increased to approximately $62.6 million in fiscal 2000 from approximately $58.9 million in fiscal 1999, an increase of approximately 6.3%. Of this amount, annuity considerations increased to approximately $55.2 million in fiscal 2000 from approximately $54.4 million in fiscal 1999, an increase of approximately $871 thousand.

Policy Fee Income

Universal life and investment type policy fee income was approximately $.8 million in fiscal 2001, as compared to approximately $.7 million in fiscal 2000 and approximately $2.6 million in fiscal 1999. The increase in 2001 is attributed to a rise in the number of life policies surrendered during 2001 that were within the surrender charge period. Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

Net Investment Income

Net investment income totaled approximately $234.1 million in fiscal 2001, as compared to approximately $225.2 million in fiscal 2000 and approximately $208.1 million in fiscal 1999. This represents approximately a 4.0% increase comparing fiscal 2001 to fiscal 2000 and approximately an 8.2% increase comparing fiscal 2000 to fiscal 1999. Investment income from "other invested assets" totaled approximately $40.3 million in fiscal 2001, $36.8 million in fiscal 2000 and $30.4 million in fiscal 1999. In fiscal 2001, 2000 and 1999, the Insurance Company participated in "dollar roll" transactions (i.e., the sale of a mortgage-backed security and a simultaneous agreement to purchase a similar security at a later date at a lower price) to enhance investment income. The proceeds from the sale are invested in short-term securities at a positive spread until the settlement date of the similar security. During this period, the holding institution receives all income and prepayments for the security. The Company's ratio of net investment income to average cash and invested assets less net investment income for the years ended December 31, 2001, 2000 and 1999 was approximately 8.19%, 9.21% and 9.06%, respectively. For additional information, please refer to "Note 2 of the Notes to Consolidated Financial Statements."

Realized Investment Gains and Losses

Realized investment losses amounted to approximately $65.1 million in fiscal 2001, as compared to approximately $8.5 million of losses in fiscal 2000 and gains of approximately $2.8 million in fiscal 1999. Realized investment losses for years ended December 31, 2001 and 2000 and gains for the year ended December 31, 1999 include realized investment losses of approximately $50.7 million, $22.8 million and $14.8 million, respectively, attributable to writedowns of certain securities contained in the Company's investment portfolio. Realized investment gains (losses) result from sales of certain equities and convertible securities, and calls and sales of fixed maturity investments in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield comparable investment results in future periods.

Total Benefits and Expenses

Total benefits and expenses for fiscal 2001 aggregated approximately $303.0 million, as compared to approximately $226.5 million for fiscal 2000 and approximately $208.6 million for fiscal 1999. This represents an increase of approximately 33.8% comparing fiscal 2001 to fiscal 2000 and an increase of approximately 8.6% comparing fiscal 2000 to fiscal 1999. The reasons for these changes will be discussed under the respective components below.

27.

Interest Credited and Benefits to Policyholders

Interest credited and benefits to policyholders amounted to approximately $267.4 million in fiscal 2001 as compared to approximately $197.8 million in fiscal 2000 and approximately $181.1 million in fiscal 1999. This represents an increase of approximately 35.2% comparing fiscal 2001 to fiscal 2000 and approximately a 9.2% increase comparing fiscal 2000 to fiscal 1999. These increases principally are attributable to a higher level of policyholder account balances as a result of the increase in annuity considerations received during the respective years.

The Insurance Company's average credited rates for reserves and account balances for the 12 months ended December 31, 2001, 2000 and 1999 were less than the Company's ratio of net investment income to mean assets for the same periods as noted above under "Net Investment Income." Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company in particular, the Company may, from time to time, adjust the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $8.84 million in fiscal 2001, approximately $9.77 million in fiscal 2000 and approximately $8.96 million in fiscal 1999. The decrease in interest expense in fiscal 2001 is attributable to the reclassification of the Company's rate lock loss in connection with the issuance of the senior notes due 2009.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $50.3 million in fiscal 2001 as compared to approximately $29.9 million in fiscal 2000 and approximately $23.7 million in fiscal 1999. This represents an increase of approximately 68.2% comparing fiscal 2001 to fiscal 2000 and an increase of approximately 26.2% comparing fiscal 2000 to fiscal 1999. The increase in fiscal 2001 compared to fiscal 2000 and fiscal 2000 compared to 1999, principally is attributable to higher costs associated with higher commissions and selling expenses incurred associated with the higher level of sales of single premium annuities.

Deferred Policy Acquisition Costs

The change in the net DAC for fiscal 2001 resulted in a credit of approximately $23.5 million, as compared to a credit of approximately $11.0 million in fiscal 2000 and a credit of approximately $5.2 million in fiscal 1999. Such changes are due (i) to the increase in costs associated with recent new product sales which have been deferred and are amortized in proportion to the recognition of earned revenue and (ii) to the effect of revisions to estimated gross profits on unamortized deferred acquisition costs which are reflected in the year such estimated gross profits are revised.

Income Before Income Taxes

For the reasons discussed above, income (loss) before income taxes amounted to approximately $(18.6) million in fiscal 2001, as compared to approximately $58.0 million in fiscal 2000 and approximately $69.5 million in fiscal 1999.

28.

Income Taxes

Income tax expense (benefit) was approximately $(10.9) million for fiscal 2001, as compared to approximately $17.1 million in fiscal 2000 and approximately $21.2 million in fiscal 1999. The decrease in income taxes in fiscal 2001 is primarily attributable to realized capital losses during fiscal 2001. The Company's strategy was to utilize a carryback of its net capital gains reported in the Company's consolidated tax return in 1999 and 1998.

Net Income

For the reasons discussed above, the Company had net (loss) income of approximately $(7.7) million in fiscal 2001, net income of approximately $40.9 million in fiscal 2000 and net income of approximately $47.7 million in fiscal 1999.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on the Company's investments and rent from its real estate. During 2001, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share. During 2001 and 2000, the Company purchased and retired 26,000 and 1,506,200 shares of common stock, respectively. At December 31, 2001, the Company was authorized to purchase approximately an additional 385,000 shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains). The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The NYSDI has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to their respective parent companies. During fiscal 2001, 2000 and 1999, the Insurance Company paid dividends of $27.7 million, $49.6 million and $28.4 million, respectively, to the Company.

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

Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $104.1 million, $71.8 million and $69.3 million in fiscal 2001, 2000 and 1999, respectively. Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $815.4 million, $288.5 million and $172.2 million in fiscal 2001, 2000 and 1999, respectively.

29.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to "dollar roll" repurchase transactions, and to sales and surrenders of the Company's annuity and universal life insurance products. The payment of dividends by the Company to its stockholders also is considered to be a financing activity. Net cash provided by (used in) the Company's financing activities amounted to approximately $696.9 million, $183.6 million and $(130.1) million in fiscal 2001, 2000 and 1999, respectively. These fluctuations primarily are attributable to the new line of credit established in 2001, higher policyholder account balances (as a result of increased sales), partially offset by the payment of dividends to the Company's shareholders during fiscal year 2001.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2001.

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

The Company's deferred annuity products are designed to encourage persistency by incorporating surrender charges. An annuitant may not terminate or withdraw substantial funds for a period of generally seven years without incurring significant penalties in the form of surrender charges. Approximately 30.5%, 42.0% and 50.9% of the Company's deferred annuity contracts in force (measured by reserves) as of December 31, 2001, 2000, and 1999 are surrenderable without charge. The decrease since December 31, 1999 is attributable to the increase in deferred annuity contracts inforce as a result of the increase in annuity considerations received.

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

Based on market values and prevailing interest rates as of December 31, 2001, a hypothetical instantaneous increase of 100 basis points would produce a loss in fair value of fixed maturity assets of approximately $193.2 million. Since the Company is able to hold its fixed maturity securities to maturity, it does not expect to realize significant losses under such a hypothetical scenario.

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 8.18%, 8.77% and 8.14% as of December 31, 2001, 2000 and 1999, respectively). The weighted average duration of the Company's bond portfolio was approximately five and three quarter years as of December 31, 2001. The Company's fixed maturity investments are all classified as available for sale and include those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors.

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

Capital expenditures during fiscal 2001 were approximately $40,000. As of December 31, 2001, the Company had no outstanding commitments for significant capital expenditures.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSDI. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of December 31, 2001 and 2000, approximately 7.04% and 7.92%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company maintains a portfolio which includes below investment grade securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at estimated market value. As of December 31, 2001 and 2000, the carrying value of these securities was approximately $275.0 million and $177.4 million, respectively (representing approximately 7.3% and 6.0%, respectively, of the Company's total assets and 64.4% and 38.1%, respectively, of shareholders' equity).

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

In certain situations, the terms of some fixed maturity assets are restructured or modified. There were no restructured fixed maturities at December 31, 2001.

As of December 31, 2001, approximately 6.7% of the Company's total invested assets were invested in limited partnerships. Pursuant to NYSDI regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Insurance Company's invested assets. Investments in limited partnerships are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $70.1 million of additional capital to certain of these limited partnerships. However, management does not expect this entire amount to be called because certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

As previously discussed, in fiscal 2001 and 2000 the Company participated in "dollar roll" repurchase agreement transactions. Amounts outstanding to repurchase securities under such agreements were approximately $260.6 million and $233.2 million at December 31, 2001 and 2000, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

34.

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 deferred the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 and SFAS 138 are required to be reported in income. The impact of adopting SFAS 133 and 138 was to record, as a transaction adjustment to accumulated comprehensive income, effective January 1, 2001, an unrealized loss of $5.5 million. In July 2001, the Financial Accounting Standards Board ("FASB")issued certain additional guidance relating to the identification of embedded derivatives under SFAS 133 and SFAS 138. The Financial Accounting Standards Board ("FASB") continues to issue additional guidance relating to the accounting for derivatives under SFAS 133 and SFAS 138. Until this accounting guidance is finalized, the Company cannot determine the ultimate impact it may have on the Company's consolidated financial statements.

In March 1999, the National Association of Insurance Commissioner ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The New York State Insurance Dept ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of December 31, 2001.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and identifiable intangible assets other that goodwill be amortized over their useful lives. SFAS No. 141 is effective for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Adoption of SFAS 141 and SFAS 142 is not expected to have a material impact on the Company's consolidated financial statements.

In September 2001, the Emerging Issues Task Force issued No. 01-10, "Accounting for the Impact of the Terrorist Attack of September 11, 2001" (EITF 01-10 requires that losses or cost resulting from the September 11th events be classified as part of income from continuing operations in the statement of operations. Application of EITF 01-10 did not have a material impact on the Company's consolidated financial statements.

In July 2001, the SEC released Staff Accounting Bulletin 102, Selected Loan Loss Allowance and Documentation Issues ("SAB 102"). SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company did not have a material impact on the Company's consolidated financial statements.

35.

In October 2001, the FASB issued SFAS No.144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"). SFAS provides a single model for accounting for long-lived assets to be disposed by superceding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No.30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less cost to sell rather than on a net realizable value basis. Future operating losses relating to discontinued operations are also no longer recognized before they occur. SFAS 144 broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business.) SFAS 144 also requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed. SFAS 144 retains the basic provisions of (i) APB 30 regarding the presentation of discontinued operations in the income statement, (ii) SFAS 121 relating to recognition and measurement of impaired long-lived assets classified as held for sale. SFAS 144 must be adopted beginning January 1, 2002. The adoption of SFAS 144 by the Company is not expected to have a material impact on the Company's consolidated financial statements.

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

36.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information relating to the Company's directors, nominees for election as directors and executive officers will be included in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders (the "Proxy Statement"), which the Company intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Directors and Executive Officers" and is incorporated herein by reference.

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

(b). During the last quarter of the fiscal year ended December 31, 2001 the Company did not file a current report on Form 8-K.

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

37.

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

39.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL LIFE CORPORATION

By /s/ Herbert Kurz

Herbert Kurz

Principal Executive Officer

and Director

Date: March 25, 2002

40.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 25, 2002 /s/ Herbert Kurz

Herbert Kurz

Principal Executive Officer

and Director

Date: March 25, 2002 /s/ Charles J. Snyder

Charles J. Snyder, Treasurer

and Principal Accounting Officer

Date: March 25, 2001 /s/ Peter A. Cohen

Peter A. Cohen Director

Date: March 25, 2002 /s/ Jules Kroll

Jules Kroll Director

Date: March 25, 2002 /s/ Lawrence Rivkin

Lawrence Rivkin Director

Date: March 25, 2002 /s/ Morton B. Silberman

Morton B. Silberman Director

41. A.-F.

TABLE OF CONTENTS TO

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page

Independent Auditors' Report...................................... F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and 2000.... F-3

Consolidated Statements of Income - Years Ended December 31,

2001, 2000 and 1999.......................................... F-4

Consolidated Statements of Shareholders' Equity - Years Ended

December 31, 2001, 2000 and 1999............................. F-5

Consolidated Statements of Cash Flows - Years Ended December 31,

2001, 2000 and 1999.......................................... F-6

Notes to Consolidated Financial Statements........................ F-7

Consolidated Financial Statement Schedules:

II Condensed Balance Sheets (Parent Company Only) as of

December 31, 2001 and 2000................................. S-1

II Condensed Statements of Income (Parent Company

Only)- Years Ended December 31, 2001, 2000 and 1999........ S-2

II Condensed Statements of Cash Flows (Parent

Company Only) - Years Ended December 31, 2001, 2000

and 1999................................................... S-3

III Supplemental Insurance Information - Years Ended

December 31, 2001, 2000 and 1999........................... S-4

IV Reinsurance - Years Ended December 31, 2001, 2000 and 1999... S-5

All schedules not included are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

F-1.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have audited the accompanying consolidated balance sheets of Presidential Life Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York

February 14, 2002

F-2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
ASSETS:	2001	2000
Investments:
Fixed maturities available for sale	$2,967,684	$2,246,492
Common stocks	25,909	24,455
Mortgage Loans	13,398	14,893
Real Estate	415	415
Policy Loans	16,985	17,915
Short-term investments	308,311	261,571
Other invested assets	240,053	259,742
Total investments	3,572,755	2,825,483

Cash and cash equivalents	(18,993)	(4,647)
Accrued investment income	40,757	31,432
Amounts due from security transactions	784	12,250
Deferred federal income taxes	15,199	10,444
Federal income tax recoverable	26,924	5,646
Deferred policy acquisition costs	103,082	74,262
Furniture and equipment, net	458	625
Amounts due from reinsurers	19,575	11,120
Other assets	5,923	12,267
Assets held in separate account	3,053	3,543
TOTAL ASSETS	$3,769,517	$2,982,425

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$2,167,332	$ 1,596,043
Future policy benefits:
Annuity	583,483	500,599
Life and accident and health	69,006	59,996
Other policy liabilities	4,348	3,482
Total policy liabilities	2,824,169	2,160,120
Dollar repurchase agreements	260,556	233,210
Notes payable	100,000	100,000
Short-term note payable	50,000	0
Deposits on policies to be issued	69,019	8,885
General expenses and taxes accrued	9,255	6,283
Other liabilities	26,371	4,857
Liabilities related to separate account	3,053	3,543
Total liabilities	3,342,423	2,516,898

Shareholders' Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding
29,320,689 shares in 2001 and 29,317,759
Shares in 2000)	293	293
Accumulated other comprehensive loss	(34,552)	(15,663)
Retained earnings	461,353	480,897
Total Shareholders' Equity	427,094	465,527

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,769,517	$2,982,425

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Years Ended December 31

	2001	2000	1999
REVENUES:
Insurance revenues:
Premiums	$14,137	$ 7,402	$ 4,521
Annuity considerations	97,380	55,247	54,376
Universal life and investment type
policy fee income	777	697	2,559
Net investment income	234,125	225,224	208,126
Realized investment (losses) gains	(65,132)	(8,449)	2,775
Other income	3,121	4,337	5,703
TOTAL REVENUES	284,408	284,458	278,060

BENEFITS AND EXPENSES:
Death and other life insurance benefits	14,330	10,587	8,116
Annuity benefits	57,937	47,811	43,016
Interest credited to policyholders'
account balances	108,422	86,943	78,000
Interest expense on notes payable	8,836	9,773	8,960
Other interest and other charges	980	490	531
Increase in liability for
future policy benefits	85,681	51,934	51,463
Commissions to agents, net	32,066	18,184	6,301
General expenses and taxes	18,280	11,698	17,379
Increase in deferred policy
acquisition costs	(23,523)	(10,951)	(5,198)
TOTAL BENEFITS AND EXPENSES	303,009	226,469	208,568

(Loss)Income before income taxes	(18,601)	57,989	69,492

Provision (benefit) for income taxes:
Current	(13,363)	19,173	24,866
Deferred	2,467	(2,046)	(3,605)
	(10,896)	17,127	21,261

(Loss)Income before extraordinary item	(7,705)	40,862	48,231

Extraordinary item - loss on retirement
of debt, net of income tax benefit of
$276.5	0	0	(514)

NET (LOSS)INCOME	$(7,705)	$ 40,862	$ 47,717

Weighted average number of shares
outstanding during the year	29,315,505	30,160,414	31,161,277

(Loss) Earnings per common share before
extraordinary item	$(.26)	$ 1.36	$ 1.55

Extraordinary item	0	0	(.02)

	$(.26)	$ 1.36	$ 1.53

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(in thousands, except share data)
				Accumulated
		Additional		Other
	Capital	Paid-in-	Retained	Comprehensive
	Stock	Capital	Earnings	Income (loss)	Total
Balance at
January 1, 1999	318	1,268	452,621	69,037	523,244

Comprehensive Income:

Net income			47,717		47,717

Net Unrealized Investment
Gains (Losses)				(137,128)	(137,128)

Comprehensive Loss					(89,411)

Purchase and Retirement
of Stock	(10)	(1,281)	(15,375)		(16,666)

Issuance of Shares
under Stock Option Plan		13			13

Dividends Paid to
Shareholders ($.345 per
share)			(10,712)		(10,712)

Balance at
December 31, 1999	308	0	474,251	(68,091)	406,468

Comprehensive Income:

Net income			40,862		40,862

Net Unrealized Investment
Gains (Losses)				52,428	52,428

Comprehensive Income					93,290

Purchase and Retirement
of Stock	(15)	(91)	(22,597)		(22,703)

Issuance of Shares
under Stock Option Plan		91			91

Dividends Paid to
Shareholders ($.39 per
share)			(11,619)		(11,619)

Balance at
December 31, 2000	293	0	480,897	(15,663)	465,527

Comprehensive Income:

Net Loss			(7,705)		(7,705)

Transition Adjustment				(5,485)	(5,485)

Net Unrealized Investment
Gains (Losses)				(13,404)	(13,404)

Comprehensive Income					(26,594)

Purchase and Retirement
of Stock			(122)
					(122)
Dividends Paid to
Shareholders ($.40 per
share)			(11,717)		(11,717)

Balance at
December 31, 2001	293	0	461,353	(34,552)	427,094

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31
	2001	2000	1999

OPERATING ACTIVITIES:
Net income (loss)	$(7,705)	$ 40,862	$47,717
Adjustments to reconcile net income to
net cash provided by operating activities:
Benefit for deferred income taxes	2,467	(2,046)	(3,605)
Depreciation and amortization	711	1,386	936
Net accrual of discount on fixed maturities	(11,166)	(9,812)	(8,469)
Realized investment losses (gains)	65,132	8,449	(2,775)
Changes in:
Accrued investment income	(9,325)	(3,616)	(3,507)
Deferred policy acquisition costs	(28,820)	(10,951)	(5,198)
Federal income tax recoverable	(21,278)	(3,044)	2,138
Liability for future policy benefits	91,894	55,074	52,534
Other items	22,224	(4,594)	(10,468)

Net Cash Provided by
Operating Activities	104,134	71,708	69,303

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(1,048,366)	(356,959)	(434,070)
Sales	99,240	30,535	53,524
Maturities, calls and repayments	143,487	99,146	172,830
Common Stocks:
Acquisitions	(8,038)	(15,969)	(21,038)
Sales	11,274	23,937	27,533
Decrease (increase) in short-term
investments and policy loans	(45,810)	(46,017)	12,300
Other Invested Assets:
Additions to other invested assets	(43,819)	(64,256)	(48,413)
Distributions from other invested assets	63,507	50,000	47,024
Purchase of property and equipment	167	181	(172)
Mortgage loan on real estate	1,495	332	904
Amounts due from security transactions	11,466	(9,450)	17,370

Net Cash Used in
Investing Activities	(815,397)	(288,520)	(172,208)

FINANCING ACTIVITIES:
Proceeds from Dollar Repurchase Agreements	2,805,155	2,467,687	2,522,329
Repayment of Dollar Repurchase Agreements	(2,777,809)	(2,447,091)	(2,458,365)
Proceeds from Reverse Repurchase Agreements	0	0	(24,402)
Proceeds from (repayment of)Senior Notes	0	0	50,000
Proceeds from (repayment of) line of credit	50,000	(15,000)	(8,000)
Increase in policyholders' account balances	571,289	210,086	71,173
Repurchase of common stock	(135)	(22,703)	(16,666)
Deposits on policies to be issued	60,134	2,223	4,723
Dividends paid to shareholders	(11,717)	(11,619)	(10,712)

Net Cash Provided by (Used in)
Financing Activities	696,917	183,583	130,080

Decrease (Increase) in Cash and Cash
Equivalents	(14,346)	(33,229)	27,175

Cash and Cash Equivalents at Beginning of Year	(4,647)	28,582	1,407

Cash and Cash Equivalents at End of Year	$(18,993)	$ (4,647)	$28,582
Supplemental Cash Flow Disclosure:

Income Taxes Paid	$7,857	$ 22,442	$22,453

Interest Paid	$8,577	$ 8,919	$5,514

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

On December 29, 1999, the Company announced the completion of the purchase of The Central National Life Insurance Company of Omaha ("Central National") from the Household Insurance Group Holding Company, a subsidiary of Household International, Inc. Central National which has assets of $15.2 million and capital and surplus of $15.0 million as of December 31, 2001, is licensed to market insurance products in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

B. Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany transactions and balances have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current year=s presentation. The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has one reportable operating segment and therefore, no additional disclosures are required under Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information". Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

C. Investments

Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred Federal income taxes are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Equity securities include common stocks and non-redeemable preferred stocks and are carried at estimated market, with the related unrealized gains and losses, net of deferred income tax effect, if any, charged or credited directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

"Other invested assets" are recorded at the lower of cost or market, or equity method as appropriate, and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value.

F-7.

Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of December 31, 2001 and 2000. As of December 31, 2001, the Company was committed to contribute, if called upon, an aggregate of approximately $70.1 million of additional capital to certain of these limited partnerships.

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

The Company's investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company. The investments are carried at cost less accumulated depreciation. Depreciation has been provided on a straight line basis at the rate of 4% per annum for one building and 8% per annum for the other. Accumulated depreciation amounted to $206,800 and $206,800 at December 31, 2001 and 2000, respectively, and related depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $0, $0 and $0, respectively.

D. Furniture and Equipment

Furniture and equipment is carried at cost and depreciated on a straight line basis over a period of five to ten years except for automobiles which are depreciated over a period of three years. Accumulated depreciation amounted to $894,900 and $687,600 at December 31, 2001 and 2000, respectively, and related depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $230,900, $230,400 and $190,700, respectively.

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

For the years ended December 31, 2001, 2000, and 1999, approximately 35.5%, 52.0% and 50.2%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York.

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

Unamortized deferred policy acquisition costs for the years ended December 31, 2001 and 2000 are summarized as follows:

	2001	2000
(in thousands)
Balance at the beginning of year	$74,262	$48,844
Current year's costs deferred	33,817	20,507
Total	108,079	69,351
Less, amortization for the year	9,932	9,284
Total	98,147	60,067
Change in amortization related to
unrealized loss in investments	4,935	14,195
Balance at the end of the year	$103,082	$74,262

F-9.

G. Future Policy Benefits

Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on anticipated experience which, together with interest and expense assumptions, provide a margin for adverse deviation. Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contract holders' fund balances and after annuitization are equal to the present value of expected future payments. During the three years in the period ended December 31, 2001, interest rates used in establishing such liabilities range from 4.5% to 11% for life insurance liabilities and from 5.5% to 13.60% for annuity liabilities.

H. Policyholders' Account Balances

Policyholders' account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less mortality and expense charges and withdrawals.

These account balances are summarized as follows:
	2001	2000
(in thousands)
Account balances at beginning of year	$ 1,596,043	$ 1,385,957
Additions to account balances	749,309	413,993
Total	2,345,352	1,799,950
Deductions from account balances	178,020	203,907

Account balances at end of year	$ 2,167,332	$ 1,596,043

Interest rates credited to account balances ranged from 4% to 12.5% in 2001, 2000 and 1999.

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

F-10.

K. Earnings Per Common Share

Earnings per share (EPS) presented on the face on the consolidated statement of income has been calculated to reflect the adoption of SFAS No. 128 by the Company. Basic EPS is computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The weighted average number of common shares used to compute diluted EPS for the year ended December 31, 2001, 2000 and 1999 was 29,340,215, 30,169,692 and 31,161,227 respectively. The dilution from the potential exercise of stock options outstanding did not change basic EPS.

L. Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and amounts due from banks with an original maturity of three months or less.

M. New Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 deferred the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 and SFAS 138 are required to be reported in income. The impact of adopting SFAS 133 and 138 was to record, as a transition adjustment to accumulated comprehensive income, effective January 1, 2001, an unrealized loss of $5.5 million. In July 2001, the Financial Accounting Standards Board ("FASB")issued certain additional guidance relating to the identification of embedded derivatives under SFAS 133 and SFAS 138. The Financial Accounting Standards Board ("FASB") continues to issue additional guidance relating to the accounting for derivatives under SFAS 133 and SFAS 138. Until this accounting guidance is finalized, the Company cannot determine the ultimate impact it may have on the Company's consolidated financial statements.

In March 1999, the National Association of Insurance Commissioner ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The New York State Insurance Dept ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of December 31, 2001.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and identifiable intangible assets other that goodwill be amortized over their useful lives. SFAS No. 141 is effective for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Adoption of SFAS 141 and SFAS 142 is not expected to have a material impact on the Company's consolidated financial statements.

F-11

In September 2001, the Emerging Issues Task Force issued No. 01-10, "Accounting for the Impact of the Terrorist Attack of September 11, 2001" (EITF 01-10 requires that losses or cost resulting from the September 11th events be classified as part of income from continuing operations in the statement of operations. Application of EITF 01-10 did not have a material impact on the Company's consolidated financial statements.

In July 2001, the SEC released Staff Accounting Bulletin 102, Selected Loan Loss Allowance and Documentation Issues ("SAB 102"). SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company did not have a material impact on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No.144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"). SFAS provides a single model for accounting for long-lived assets to be disposed by superceding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No.30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less cost to sell rather than on a net realizable value basis. Future operating losses relating to discontinued operations are also no longer recognized before they occur. SFAS 144 broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business.) SFAS 144 also requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed. SFAS 144 retains the basic provisions of (i) APB 30 regarding the presentation of discontinued operations in the income statement, (ii) SFAS 121 relating to recognition and measurement of impaired long-lived assets classified as held for sale. SFAS 144 must be adopted beginning January 1, 2002. The adoption of SFAS 144 by the Company is not expected to have a material impact on the Company's consolidated financial statements.

  INVESTMENTS

The following information summarizes the components of net investment income and realized investment gains (losses):
Net Investment Income:
Year Ended December 31
	2001	2000	1999
(in thousands)
Fixed maturities	$177,531	$168,885	$163,112
Common stocks	240	770	677
Short-term investments	13,723	17,432	14,081
Other investment income	47,961	42,941	36,777
	239,455	230,028	214,647

Less investment expenses	5,330	4,804	6,521

Net investment income	$234,125	$225,224	$208,126

In 2001 and 2000 there were sixteen fixed maturity investments with a carrying value of $134.9 million and eight fixed maturity investments with a carrying value of $42.0 respectively, in the accompanying balance sheet which were non-income producing. Twelve of these fixed maturity investments in 2001 and five in 2000 with a carrying value of $113.4 and 38.3 respectively, are defeased with U.S Treasuries in an amount sufficient to insure full payment of principal. There were no fixed maturities which were non-income producing for the year ended December 31, 1999.

F-12
Realized Investment Gains (Losses):

	Year Ended December 31,
	2001	2000	1999
(in thousands)
Fixed maturities	$(56,826)	$(7,806)	$(1,273)
Common stocks	(8,306)	(643)	4,048
Total realized gains (losses)
on investments	$(65,132)	$(8,449)	$2,755

Unrealized Investment Gains (Losses):

Year Ended December 31,
	2001	2000	1999
(in thousands)
Fixed maturities	$(60,330)	$ (30,686)	$ (88,359)
Common stocks	6,672	2,589	4,816
Unrealized investment
gains (losses)	$(53,658)	$(28,097)	$ (83,543)
Amortization (benefit) of
deferred acquisition costs	8,935	4,000	(10,195)
Deferred federal income
taxes (benefit)	15,656	8,434	25,647
Transition Adjustment	(5,485)	0	0
Net unrealized investment
gains (losses)	(34,552)	(15,663)	(68,091)
Change in net unrealized
investment gains (losses)	$(18,889)	$ 52,428	$(137,128)

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

December 31,2001:
AVAILABLE FOR SALE:
	Cost or Amortized	Gross Unrealized		Market
Type of Investment	Cost	Gains	Losses	Value
(in thousands)
Fixed Maturities:
Bonds and Notes:
United States government
and government agencies
and authorities	$363,892	$ 20,126	$ 2,005	$ 382,013
States, municipalities and
political subdivisions	7,427	0	0	7,427
Foreign governments	8,754	2,108	0	10,862
Public utilities	349,839	8,397	11,074	347,162
All other corporate bonds	2,083,287	72,655	155,215	2,000,727
Preferred stocks, primarily
corporate	214,815	6,786	2,108	219,493
Total Fixed Maturities:	$3,028,014	$ 110,072	$ 170,402	$2,967,684

Common Stocks	$19,237	$ 6,734	$ 62	$ 25,909

F-13

December 31,2000:
AVAILABLE FOR SALE:
	Cost or Amortized	Gross Unrealized		Market
Type of Investment	Cost	Gains	Losses	Value
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

The estimated fair value of fixed maturities available for sale at December 31, 2001, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
Market Value
(in thousands)

Due in one year or less	$ 19,303
Due after one year through five years	63,561
Due after five years through ten years	548,300
Due after ten years	2,117,027
Total debt securities	2,748,191
Preferred stock	219,493

Total	$2,967,684

F-14.

Proceeds from sales of fixed maturities during 2001, 2000 and 1999 were $251.6 million, $129.7 million and $305.4 million, respectively. During 2001, 2000 and 1999, respectively, gross gains of $14.1 million, $10.0 million and $14.0 million and gross losses of $80.6 million, $.3 million and $1.4 million were realized on those sales.

As of December 31, 2001, the Company's mortgage loans were collateralized by commercial office buildings in New York and Pennsylvania.

There were no investments owned in any one issuer that aggregate 10% or more of shareholders' equity as of December 31, 2001.

As of December 31, 2001 securities with a carrying value of approximately $5.6 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3. NOTES PAYABLE

Notes payable at December 31, 2001 and 2000 consist of $100 million, 7 7/8% Senior Notes ("Senior Notes") due February 15, 2009. Interest is payable February 15 and August 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of December 31, 2001, unamortized costs were $1.6 million. The total principal is due on February 15, 2009. In addition, the Company had deferred losses of approximately $4.7 million recorded in accumulated other comprehensive income as of December 31, 2001, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes. The Company reclassifies the deferred loss from accumulated other comprehensive income over the term of the notes. The Company expects to reclassify approximately $672,000 into earnings within the next 12 months.

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

The short-term note payable relates to a bank line of credit in the amount of $50,000,000 and provides for interest on borrowings based on market indices. At December 31, 2001 and 2000 the Company had $50,000,000 and $0 outstanding, respectively. For the year ended December 31, 2001 and 2000 the short-term notes payable had a weighted average interest rate of 2.97% and 7.152%, respectively.

4. SHAREHOLDERS' EQUITY

During 2001, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share. During 2001, 2000 and 1999, the Company purchased and retired 26,000, 1,506,200 and 918,300 shares of common stock, respectively. The Company is authorized pursuant to a resolution of the Board of Directors to purchase an additional 385,000 shares of common stock.

F-15.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains). The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York Insurance NYSDI has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to their respective parent companies. During fiscal 2001, 2000 and 1999, the Insurance Company paid dividends of $27.7 million, $49.6 million and $28.4 million, respectively, to the Company.
Other Comprehensive Income (loss)
For the years ended		Tax	After-
December 31,	Pre-Tax	Expense/	Tax
	Amount	(Benefit)	Amount
(in thousands)
2001
Unrealized gains(losses)on	$(89,213)	$(26,764)	$(62,449)
investment securities:
Unrealized holding gains arising during year
Less: reclassification adjustment for losses
realized in net income	65,132	19,540	45,592
Change related to deferred acquisition costs	4,935	1,481	3,454

Net unrealized investment losses	(19,146)	(5,743)	(13,403)

2000
Unrealized gains(losses) on
investment securities:
Unrealized holding losses arising during year	$ 46,997	$ 11,616	$ 35,381
Less: reclassification adjustment for gains
realized in net income	8,449	2,088	6,361
Change related to deferred acquisition costs	14,195	3,509	10,686

Net unrealized investment gains	69,641	17,213	52,428

1999
Unrealized gains(losses) on
investment securities:
Unrealized holding losses arising during year	$(200,471)	$ (62,988)	$(137,483)
Less: reclassification adjustment for gains
realized in net income	(2,775)	(872)	(1,903)
Change related to deferred acquisition costs	3,297	1,039	2,258

Net unrealized investment losses	(199,949)	(62,821)	(137,128)

F-16.

5. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

(a) Employee Retirement Plan

The Company has a noncontributory defined benefit pension plan covering all eligible employees. The Company is both sponsor and administrator of this plan. The plan provides for pension benefits based on average pay and years of service.

	Year Ended December 31,
	2001	2000
(in thousands)

Change in benefit obligation
Benefit obligation (beginning of year)	$5,560	$4,356
Service cost	412	380
Interest cost	323	360
Actuarial gain	1,245	848
Benefits paid	(169)	(384)
Benefit obligation (end of year)	7,371	5,560

Change in Plan assets
Fair value of assets (beginning of year)	4,866	4,257
Actual return on plan assets	332	693
Employer contribution	425	300
Benefits paid	(169)	(384)
Fair value of assets (end of year)	5,454	4,866

Funded status	(923)	(694)
Unrecognized transition amount	56	84
Unrecognized net actuarial loss	(945)	(1,346)
Prepaid (accrued) benefit cost	(1,812)	(1,956)

Weighted average assumptions

Discount rate	7.00%	7.00%
Expected return on assets	7.50	7.50
Rate of compensation increase	3.00	3.00

Components of net periodic benefit cost
Service cost	$411	$380
Interest cost	323	360
Expected return on assets	(372)	(333)
Amortization of prior service cost	28	28
Recognized net actuarial loss	(110)	(51)
Net periodic benefit cost	$280	$384

(b) Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to a maximum of 25% of their pre-tax earnings or the dollar limit as prescribed by IRC Section 415(d). A portion of participants' pre-tax earnings may be matched by the Company. For the years ended December 31, 2001, 2000 and 1999, the Company's contribution was approximately $49,000, $48,000 and $44,000, respectively.

F-17.

5. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS - CONTINUED

(c) Employee Stock Option Plan

The Company has adopted an incentive stock option plan recommended by the Board of Directors and approved by the shareholders. This plan grants options to purchase up to 1,000,000 shares of common stock of the Company to officers and key employees. Option prices are 100% of the fair market value at date of grant. The following schedule shows all options granted, exercised, expired and exchanged under the Company's Incentive Stock Option Plan as of December 31, 2001.

Information relating to the options is as follows:

Option Price
	Number	Amount	Total
	of Shares	Per Share	Price

Outstanding, January 1, 1999	175,260	$ 16.19	$2,838,188
Granted	74,250	17.19	1,276,172
Exercised	(1,677)	10.82	(18,149)
Cancelled	(5,411)	17.53	(94,869)

Outstanding, December 31, 1999	242,422	$ 16.51	$4,001,342
Granted	113,700	14.93	1,697,882
Exercised	(9,368)	9.69	(90,753)
Cancelled	(31,500)	13.45	(423,783)

Outstanding, December 31, 2000	315,254	$ 16.45	$5,184,688
Granted	168,950	19.20	3,243,840
Exercised	(36,454)	9.73	(354,552)
Cancelled	(5,650)	17.44	(98,542)

Outstanding, December 31, 2001	442,100	$ 18.04	$7,975,434

At December 31, 2001, 145,200 options for shares of common stock were exercisable.

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per common share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

Net income (in thousands)	Year Ended December 31,
	2001	2000	1999

As reported	$(7,705)	$40,862	$47,717
Pro forma	(7,920)	40,765	$47,625

Earnings per common share

As reported	$(.26)	$1.36	$1.53
Pro forma	(.27)	$1.36	$1.53

The fair value of options granted under the Company's fixed stock option plan during 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 2.08%, expected volatility of 46.0%, risk free interest rate of 6.0%, and expected lives of 4 years.

F-18.

6. INCOME TAXES

The following is a reconciliation of income taxes computed using the Federal statutory rate with the provision for income taxes for the years ended December 31:
	2001	2000	1999
(in thousands)
Provision for income taxes computed
at Federal statutory rate	$ (6,510)	$20,296	$24,322

Increase (decrease) in income taxes
resulting from:
Utilization of prior unrecognized
deferred tax asset relating to
investment losses	0	0	0
Losses producing no current benefit	0	671	514
Other	(4,386)	(3,840)	(3,575)

Provision (benefit) for Federal
income taxes	$(10,896)	$17,127	$21,261

The Company provides for deferred income taxes resulting from temporary differences which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each were as follows:
	2001	2000	1999
	(in thousands)
Deferred policy acquisition costs	$6,215	$ 3,001	$ 1,374
Policyholders' account balances	(8)	341	(3)
Investment adjustments	3,105	(7,376)	(3,411)
Insurance policy liabilities	(1,548)	1,228	(830)
Other	(5,297)	760	(735)
Deferred Federal income tax
expense/(benefit)	$2,467	$ (2,046)	$(3,605)

Deferred federal income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. Significant components of the Company's net deferred federal tax (asset) liability as of December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000
Deferred federal income tax asset:
Investments	$ (14,921)	$ (18,026)
Net unrealized investment losses	(15,656)	(8,434)
Insurance policy liabilities	(10,080)	(8,531)
Operating loss carryforwards	(2,048)	(1,845)
Capital loss carryforward	(4,145)	0
Other	(1,392)	(443)
	(48,242)	(37,279)
Valuation allowance	4,520	4,520
Net deferred federal income tax asset	$ (43,722)	$ (32,759)

Deferred federal income tax liability:
Deferred policy acquisition costs	$ 27,518	$ 21,302
Policyholder account balances	399	407
Other	606	606
Deferred federal income tax liability	28,523	$ 22,315
Net deferred federal income tax
asset	$ (15,199)	$ (10,444)

F-19.

6. INCOME TAXES - CONTINUED

The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the years ended December 31, 2001 and 2000 primarily reflect the reduction in the deferred tax asset as a result of the unrecognized investment losses.

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

The Company has net operating loss carryforwards of approximately $5,850,000 at December 31, 2001 of which $2,707,000 expire in 2018; $646,000 in 2019; $659,000 in 2020 and $1,839,000 in 2021.

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

Reinsurance ceded from the Insurance Company to Life Reassurance Corporation of America and Swiss Re Life & Health America Inc. at December 31, 2001 and 2000 consists of coinsurance agreements aggregating face amounts of $308.0 million and $248.4 million, respectively, representing the amount of individual life insurance contracts that were ceded to the reinsurers. The term "coinsurance" refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy to be reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

Premiums ceded for 2001, 2000 and 1999 amounted to approximately $6.1 million, $5.6 million, and $4.7 million, respectively.

F-20.

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

In March 1999, the NAIC adopted the Codification. The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The NYSDI required adoption of the Codification with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification by the NAIC and the Codification as modified by the NYSDI, as currently interpreted, did not adversely affect statutory capital and surplus as of January 1, 2001.

For the years ended December 31,

	2001	2000	1999
(in thousands)

Statutory surplus	$ 245,403	$279,163	$298,029
Statutory net income	$ (59,026)	$41,090	$47,798

9. LITIGATION

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

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

F-21.

10. FAIR VALUE INFORMATION- CONTINUED

Because it is not practicable to obtain an independent valuation for each limited partnership interest for purposes of disclosure, the market value of a limited partnership interest is estimated to approximate the carrying value. As of December 31, 2001, the Company was committed to contribute, if called upon, an aggregate of approximately $70.1 million of additional capital to certain of these limited partnerships. The market value of short-term investments, mortgage loans and policy loans is estimated to approximate the carrying value.

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
December 31, 2001	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	2,967,684	2,967,684
Common Stock	25,909	25,909
Mortgage Loans	13,398	13,398
Policy Loans	16,985	16,985
Cash and Short-Term Investments	289,318	289,318
Other Invested Assets	240,053	240,053

Liabilities
Policyholders' Account Balances	2,167,332	2,079,260
Note Payable	100,000	94,613
Short-Term Note Payable	50,000	50,000

December 31, 2000	Carrying Value	Estimated Fair Value
Assets
Fixed Maturities:
Available for Sale	2,246,492	2,246,492
Common Stock	24,455	24,455
Mortgage Loans	14,893	14,893
Policy Loans	17,915	17,915
Cash and Short-Term Investments	256,924	256,924
Other Invested Assets	259,742	259,742

Liabilities
Policyholders' Account Balances	1,596,043	1,544,818
Note Payable	100,000	95,220

F-22.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is presented below. Certain amounts have been reclassified to conform to the current year's presentation.
Three Months Ended
2001		March 31 June 30	September 30	December 31
(in thousands, except per share)
Premiums and other	$24,736	$29,811	$23,169	$37,699
Insurance revenues	52,474	54,429	54,762	72,461
Net investment income
Realized investment	3,061	(2,935)	(35,506)	(29,752)
gains (losses)
Total revenues	80,271	81,305	42,425	80,408
Benefits and expenses	68,733	75,353	65,741	93,182
Net income	8,142	4,221	(16,442)	(3,626)

	$.28	$.14	$(.56)	$(.12)

Three Months Ended
2000	March 31 June 30	September 30		December 31
(in thousands, except per share)
Premiums and other
Insurance revenues	$ 17,493	$ 15,948	$ 18,518	$ 15,724
Net investment income	58,312	53,666	49,967	63,279
Realized investment
gains (losses)	(4,864)	1,110	(1,893)	(2,803)
Total revenues	70,941	70,724	66,592	76,200
Benefits and expenses	56,604	54,129	59,318	56,418
Net income	9,248	11,812	11,533	8,268

Earnings per share	$ .30	$ .39	$ .38	$ .29

F-23.

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

December 31,
	2001	2000

ASSETS:
Investment in subsidiaries at equity	$422,249	$ 462,597
Cash in bank	439	273
Real estate, net	35	35
Fixed maturities, available for sale	123,652	56,508
Investments, common stocks	1,976	2,275
Short-term investments	6,495	12,945
Other invested assets	11,241	16,049
Amount due from security transactions	0	4,942
Deferred debt issue costs	1,586	7,293
Other assets	14,034	6,795

TOTAL ASSETS	$581,707	$ 569,712

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Notes payable, long term	100,000	100,000
Short-term note payable	50,000	0
Other liabilities	4,613	4,185

TOTAL LIABILITIES	154,613	104,185

Total Shareholders' Equity	427,094	465,527

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$581,707	$ 569,712

S-1.

Schedule II
PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(in thousands)
Year Ended December 31,
	2001	2000	1999
REVENUES:
	$701	$ 842	$739
Investment income	6,578	8,153	5,771
Realized investment losses	(12,798)	(6,505)	(703)

Total Revenues	(5,519)	2,490	5,807

EXPENSES:
Operating and administrative	1,864	287	590
Interest	8,836	9,773	8,960

Total Expenses	10,700	10,060	9,550

Loss before federal income taxes and
equity in income of subsidiaries	(16,219)	(7,570)	(3,743)

Federal income tax benefit	(6,802)	(2,842)	(2,139)

Loss before equity in income
of subsidiaries	(9,417)	(4,728)	(1,604)

Equity in income of subsidiaries
before deducting dividends received	1,712	45,590	49,835

Income before extraordinary item	(7,705)	40,862	48,231

Extraordinary item - loss on
retirement of debt net of tax benefit
of $276.5	0	0	(514)

Net income	$(7,705)	$40,862	$47,717

S-2.

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended December 31,
	2001	2000	1999
Operating Activities:
Net income	$(7,705)	$40,862	$ 47,717
Adjustments to reconcile net income to
net cash provided by operating activities:
Realized investment losses	12,798	6,505	703
Depreciation and amortization	219	894	745
Equity in income of subsidiary companies	(1,712)	(45,590)	(49,835)
Deferred Federal income taxes	(5,116)	(1,288)	(816)
Dividends from subsidiaries	27,660	49,915	29,715
Changes in:
Accrued investment income	(1,757)	(360)	(545)
Accounts payable and accrued expenses	587	(476)	(148)
Other assets and liabilities	3,953	(5,705)	(2,249)

Net Cash Provided By
Operating Activities	28,927	44,757	25,287

Investing Activities:
Purchase of fixed maturities	(109,195)	(14,153)	(55,694)
Sale of fixed maturities	29,947	12,018	4,627
Common stock acquisitions	(93)	(10,763)	(5,976)
Common stock sales	1,161	11,083	5,639
Acquisition of subsidiary	0	0	(14,420)
Other invested asset additions	0	0	0
Other invested asset distributions	4,808	14,483	6,110
Decrease (increase) in short-term investments	6,450	(12,945)	24,526

Net Cash Used In
Investing Activities	(66,922)	(277)	(35,188)

Financing Activities:
Dividends to shareholders	(11,717)	(11,619)	(10,712)
Proceeds from (repayment of) line of credit	50,000	(15,000)	(8,000)
Repurchase of common stock	(122)	(22,703)	(16,666)
Proceeds from (repayment of) Senior Notes	0	0	50,000

Net Cash Provided By (Used In)
Financing Activities	38,161	(49,322)	14,622

Increase (Decrease) in Cash	166	(4,842)	4,721

Cash at Beginning of Year	273	5,115	394

Cash at End of Year	$ 439	$ 273	$ 5,115

S-3.
PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES								Schedule III
SUPPLEMENTAL INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column F-1	Column G	Column H	Column I	Column J	Column K
								Benefits,
								Claims, Losses,
		Future Policy						Interest
		Benefits,		Other				Credited to
		Losses, Claims,		Policy		Mortality,		Account	Amortization
	Deferred	Loss Expenses,		Claims		Surrender		Balances	of Deferred
	Policy	and Policy-		and		and Other	Net	and	Policy	Other
	Acquisition	holder Account	Unearned	Benefits	Premium	Charges to	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Balances	Premiums	Payable	Revenue	Policyholders	Income	Expenses	Costs	Expenses	Written

Year Ended December 31, 2001
Life Insurance	$ 9,617	$ 166,592	$ 0	$ 657	$ 10,150	$ 61	$ 13,234	$ 19,161	$ 790	$ 3,736
Annuity	93,465	2,650,714	0	0	97,380	652	220,828	243,688	9,141	13,706
Accident and Health	0	6,205	0	0	3,987	0	63	3,521	0	430	$3,987
Total	$ 103,082	$ 2,823,511	$ 0	$ 657	$111,517	$ 713	$ 234,125	$ 266,370	$ 9,931	$ 17,872

Year Ended December 31, 2000
Life Insurance	$ 8,446	$ 118,849	$ 0	$ 245	$ 3,900	$54	$ 13,217	$ 13,643	$ 925	$ 2,922
Annuity	65,816	2,008,269	0 0 0 0 0	0	55,247	643	211,942	180,954	8,360	6,937
Accident and Health	0	2,758	0	0	3,502	0	66	2,677	0	359	$3,502
Total	$ 74,262	$ 2,129,876	$ 0	$ 245	$ 62,649	$697	$225,224	$ 197,274	$ 9,285	$ 10,218

Year Ended December 31, 1999
Life Insurance	$ 7,916	$ 140,886	$ 0	$ 221	$ 4,289	$1,635	$ 12,556	$ 15,343	$ 915	$ 5,402
Annuity	40,928	1,754,168	0	0	54,376	924	195,563	165,088	5,300	7,310
Accident and Health	0	543	0	0	232	0	7	164	0	97	$ 232
Total	$ 48,844	$ 1,895,597	$ 0	$ 221 $	$ 58,897	$2,559	$208,126	$ 180,595	$ 6,215	$ 12,809

S-4

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES Schedule IV
REINSURANCE (in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed		Percentage
		Ceded to	From		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

Year Ended December 31, 2001
Life Insurance in Force	$ 982,879	$ 590,029	$ 728,379	$ 1,121,229	64.96

Premiums:
Life Insurance	9,589	6,006	6,567	10,150	64.70
Annuity	97,380			97,380	0
Accident and Health Insurance	11,313	7,326		3,987	0

Total	$ 118,282	$ 13,332	$ 6,567	$ 111,517

Year Ended December 31, 2000
Life Insurance in Force	$ 963,605	$ 595,042	$ 463,996	$ 832,559	55.73

Premiums:
Life Insurance	$ 9,027	$ 5,569	$ 442	$ 3,900	11.33
Annuity	55,247	0	0	55,247	0
Accident and Health Insurance	9,559	6,057	0	3,502	0

Total	$ 73,833	$ 11,626	$ 442	$ 62,649

Year Ended December 31, 1999
Life Insurance in Force	$ 791,236	$ 445,898	$ 439,967	$ 785,305	56.02

Premiums:
Life Insurance	$ 8,450	$ 4,552	$ 391	$ 4,289	9.12
Annuity	54,376	0	0	54,376	0
Accident and Health Insurance	1,148	916	0	232	0

Total	$ 63,974	$ 5,468	$ 391	$ 58,897

Note: Reinsurance assumed consists entirely of Servicemen's Group Life Insurance.

S-5.