Form 10-Q
period 2002-06-30
PRESIDENTIAL LIFE CORP
filed 2002-08-14
CIK 80124

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

There were 29,334,668 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on August 13, 2002.

INDEX

Part I - Financial Information Page No.

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited) June 30, 2002

and December 31, 2001........................................ 3

Consolidated Statements of Income (Unaudited) - For

the Six Months Ended June 30, 2002 and 2001................ 4

Consolidated Statements of Income (Unaudited) - For

the Three Months Ended June 30, 2002 and 2001.............. 5

Consolidated Statements of Shareholders'

Equity (Unaudited) - For the Six Months Ended

June 30, 2002 and 2001....................................... 6

Consolidated Statements of Cash Flows (Unaudited) - For

the Six Months Ended June 30, 2002 and 2001................ 7

Condensed Notes to (Unaudited) Consolidated Financial Statements.. 8-11

Independent Accountants' Review Report............................ 12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations........... 13-20

Part II - Other Information......................................... 21

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	June 30, 2002 (Unaudited)	December 31, 2001
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Cost of
$3,343,734 and $3,028,014, respectively)	$3,269,971	$ 2,967,684
Common stocks (Cost of $19,514 and
$19,237, respectively)	21,150	25,909
Mortgage loans	12,595	13,398
Real estate	415	415
Policy loans	17,233	16,985
Short-term investments	290,343	308,311
Other invested assets	242,789	240,053
Total Investments	3,854,496	3,572,755

Cash and cash equivalents	316	(18,993)
Accrued investment income	48,850	40,757
Amounts due from security transactions	2,570	784
Deferred federal income taxes	29,383	15,199
Federal income tax recoverable	23,481	26,924
Deferred policy acquisition costs	117,232	103,082
Furniture and equipment, net	350	458
Amounts due from reinsurers	17,353	19,575
Other assets	5,943	5,923
Assets held in separate account	2,921	3,053
TOTAL ASSETS	4,102,895	$3,769,517

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	2,562,094	2,167,332
Future policy benefits:
Annuity	606,826	583,483
Life and accident and Health	68,972	69,006
Other policy liabilities	4,119	4,348
Total Policy Liabilities	3,242,011	2,824,169

Dollar repurchase agreements	259,450	260,556
Notes payable	100,000	100,000
Short-term note payable	50,000	50,000
Deposits on policies to be issued	14,257	69,019
General expenses and taxes accrued	6,142	9,255
Other liabilities	21,244	26,371
Liabilities related to separate account	2,921	3,053
Total Liabilities	3,696,025	3,342,423

Shareholders' Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding,
29,334,668 shares in 2002 and 29,320,689
shares in 2001	293	293
Accumulated other comprehensive loss	(45,241)	(34,552)
Retained earnings	451,818	461,353
Total Shareholders' Equity	406,870	427,094
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY	$4,102,895	$ 3,769,517

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	SIX MONTHS ENDED JUNE 30 (UNAUDITED)
REVENUES:	2002	2001
Insurance Revenues:
Premiums	$ 3,956	$ 3,007
Annuity considerations	32,098	49,603
Universal life and investment type policy
fee income	276	425
Net investment income	131,155	106,903
Realized investment gains (losses)	(30,007)	126
Other income	1,542	1,512

TOTAL REVENUES	139,020	161,576

BENEFITS AND EXPENSES:
Death and other life insurance benefits	5,908	6,099
Annuity benefits	31,420	28,245
Interest credited to policyholders' account
balances	68,446	50,514
Interest expense on notes payable	6,329	4,727
Other interest and other charges	(210)	322
Increase in liability for future policy benefits	23,835	41,410
Commissions to agents, net	16,115	14,132
General expenses and taxes	6,163	7,079
Change in deferred policy acquisition costs	(13,420)	(8,441)

TOTAL BENEFIT AND EXPENSES	144,586	144,087

Income before income taxes	(5,566)	17,489

Provision (benefit) for income taxes
Current	5,010	4,723
Deferred	(6,680)	403
	(1,670)

NET INCOME	$ (3,896)	$ 12,363

Earnings per common share	(.13)	.42

Weighted average number of shares outstanding
During the period	29,329,531	29,310,962

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED JUNE 30 (UNAUDITED)
REVENUES:	2002	2001
Insurance Revenues:
Premiums	$ 2,890	$ 1,905
Annuity considerations	14,559	27,097
Universal life and investment type policy
fee income	109	248
Net investment income	67,186	54,429
Realized investment gains (losses)	(27,326)	(2,935)
Other income	721	561

TOTAL REVENUES	58,139	81,305

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,156	3,482
Annuity benefits	16,028	14,676
Interest credited to policyholders' account
balances	35,696	25,983
Interest expense on notes payable	3,251	2,518
Other interest and other charges	77	134
Increase in liability for future policy benefits	10,670	22,214
Commissions to agents, net	6,200	8,453
General expenses and taxes	4,668	3,520
Change in deferred policy acquisition costs	(5,779)	(5,627)

TOTAL BENEFIT AND EXPENSES	73,967	75,353

Income before income taxes	(15,828)	5,952

Provision (benefit) for income taxes
Current	2,465	1,318
Deferred	(7,218)	413
	(4,753)	1,731

NET INCOME	$(11,075)	$ 4,221

Earnings per common share	(.38)	.14

Weighted average number of shares outstanding
During the period	29,334,055	29,309,973

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(in thousands except shared data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at January 1, 2001	293	0	480,897	(15,663)	465,527

Comprehensive Income:

Net Income			12,363		12,363

Transition Adjustment (see note 1F)				(5,094)	(5,094)

Net Unrealized Investment Gains				(10,187)	(10,187)

Comprehensive Income (Loss)					(2,918)

Purchase & Retirement of Stock	0	0	(136)		(136)

Dividends Paid to Shareholders ($.09 per share)			(5,854)		(5,854)

Balance at June 30, 2001	$ 293	$ 0	$487,270	$ (30,944)	$456,619

Balance at January 1, 2002	293	0	461,353	(34,552)	427,094

Comprehensive Income:

Net Income			(3,896)		(3,896)

Transition Adjustment (see note 1F)				(4,478)	(4,478)

Net Unrealized Investment Gains				(6,211)	(6,211)

Comprehensive Income(Loss)					(14,585)

Purchase and Retirement of Stock			224		224

Dividends paid to Shareholders ($.10 per share)			(5,863)		(5,863)

Balance at June 30, 2002	$ 293	$ 0	$451,818	$ (45,241)	$406,870

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

6.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
SIX MONTH ENDED JUNE 30, 2002 (UNAUDITED)
	2002	2001
OPERATING ACTIVITIES:
Net Income	$ (3,896)	$ 12,363
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(6,680)	403
Depreciation and amortization	238	669
Net accrual of discount on fixed maturities	(8,107)	(5,094)
Realized investment (gains) losses	30,007	(126)
Changes in:
Accrued investment income	(8,093)	(4,409)
Deferred policy acquisition cost	(13,420)	(8,442)
Federal income tax recoverable	3,443	(2,801)
Liability for future policy benefits	23,309	44,967
Other items	(8,667)	6,425

Net Cash Provided By Operating Activities	8,134	43,955

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(450,673)	(419,265)
Maturities, calls and repayments	7,352	83,886
Sales	101,240	50,108
Common Stocks:
Acquisitions	(6,445)	(2,767)
Sales	12,444	3,785
Increase in short-term investments and policy loans	17,720	(30,229)
Other Invested Assets:
Additions to other invested assets	(47,121)	(23,000)
Distributions from other invested assets	44,385	21,314
Purchase of property and equipment	0	(33)
Mortgage loan on real estate	803	729
Amount due from security transactions	(1,786)	12,250

Net Cash Used In Investing Activities	(322,081)	(303,222)

FINANCING ACTIVITIES:
Proceeds from dollar repurchase agreements	1,547,284	1,520,473
Repayment of dollar repurchase agreements	(1,548,390)	(1,500,598)
Proceeds from (repayment of) line of credit	0	25,000
Repurchase of Common Stock	225	(135)
Increase in policyholders' account balances	394,762	217,230
Deposits on policies to be issued	(54,762)	3,165
Dividends paid to shareholders	(5,863)	(5,853)

Net Cash Provided By Financing Activities	333,256	259,282

Decrease in Cash and Cash Equivalents	19,309	15
Cash and Cash Equivalents at Beginning of Year	(18,993)	(4,647)

Cash and Cash Equivalents at End of Period	$ 316	$ (4,632)

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 4,719	$ 7,261

Interest Paid	$ 4,480	$ 4,938

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

B. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 2001.

C. Investments

Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs of approximately $9.4 million and $8.9 million, and deferred Federal income taxes of approximately $(20.0) million and $(17.0) million, at June 30, 2002 and December 31, 2001, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Common stocks are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

"Other invested assets" are recorded at the lower of cost or market, or equity, as appropriate, and primarily include interests in limited partnerships which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of June 30, 2002 and December 31, 2001. As of June 30, 2002, the Company was committed to contribute, if called upon, an aggregate of approximately $105.0 million of additional capital to certain of these limited partnerships.

In evaluating whether an investment security or other investment has suffered an impairment in value which is deemed to be "other than temporary", management considers all available evidence. When a decline in the value of an investment

8.

C. Investments - continued

security or other investment is considered to be other than temporary, the investment is reduced to its net realizable value, which becomes the new cost basis. The amount of reduction is recorded as a realized loss. A recovery from the adjusted cost basis is recognized as a realized gain only at sale.

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

E. Earnings Per Common Share "EPS"

Basic EPS is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The weighted average number of common shares used to compute diluted EPS for the three months ended June 30, 2002 and 2001 was 29,334,055 and 29,309,973 respectively. The weighted average number of common shares used to diluted EPS for the six months ended June 30, 2002 and 2001 was 29,329,531 and 29,310,962, respectively. The dilution from the potential exercise of stock options outstanding did not change basic EPS.

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

9.

the Codification as modified by the NYSID, had no impact on statutory capital and surplus as of December 31, 2001.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and identifiable intangible assets other that goodwill be amortized over their useful lives. SFAS No. 141 is effective for acquisitions made after June 30, 2001. The provisions of SFAS No. 142 were adopted by the Company on January 1, 2002. Adoption of SFAS 141 and SFAS 142 had no impact on the Company's consolidated financial statements.

In July 2001, the SEC released Staff Accounting Bulletin 102, Selected Loan Loss Allowance and Documentation Issues ("SAB 102"). SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company had no impact on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No.144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"). SFAS provides a single model for accounting for long-lived assets to be disposed by superceding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No.30, Reporting the Results of Operations - Reporting the Effects of

Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less cost to sell rather than on a net realizable value basis. Future operating losses relating to discontinued operations are also no longer recognized before they occur. SFAS 144 broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business.) SFAS 144 also requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed. SFAS 144 retains the basic provisions of (i) APB 30 regarding the presentation of discontinued operations in the income statement, (ii) SFAS 121 relating to recognition and measurement of impaired long-lived assets classified as held for sale. SFAS 144 must be adopted beginning January 1, 2002. The adoption of SFAS 144 by the Company had no impact on the Company's consolidated financial statements.

2. INVESTMENTS

There were no investments in any one issuer that aggregate 10% or more of Shareholder's Equity as of June 30, 2002.

Securities with a carrying value of approximately $11.3 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3. NOTES PAYABLE

Notes payable at June 30, 2002 and December 31, 2001 consist of $100 million,

7 7/8% Senior Notes ("Senior Notes") due February 15, 2009. Interest is payable February 15 and August 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of June 30, 2002, such unamortized costs were $6.0 million. The total principal is due on February 15, 2009.

The Company has one bank line of credit in the amount of $50 million and provides for interest borrowings based on market indices. At June 30, 2002, the Company had $50 million outstanding under the line of credit.

4. INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

10.

The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the six months ended June 30, 2002 reflect the reduction in the deferred income tax asset as of June 30, 2002. The Company's effective tax rate for each of the six months ended June 30, 2002 and 2001 was 30.0% and 29.3%, respectively. The Company's effective tax rate for the three months ended June 30,2002 and 2001 was 30.0% and 29.1%, respectively.

  COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30,	Pre Tax Amount	Tax Expense/ (Benefit) (in thousands)	After-Tax Amount
2002
Unrealized gains(losses) on
investment securities:
Unrealized holding losses arising during year	(39,612)	(11,883)	(27,729)
Less: reclassification adjustment for gains
realized in net income	30,007	9,002	21,005
Change related to deferred acquisition costs	732	219	513
Net unrealized investment losses	(8,873)	(2,662)	(6,211)

2001
Unrealized gains (losses)on
investment securities:
Unrealized holding losses arising during year	(18,219)	(5,338)	(12,881)
Less: reclassification adjustment for losses
Realized in net income	126	37	89
Change related to deferred acquisition costs	3,684	1,079	2,605
Net unrealized investment losses	(14,409)	(4,222)	(10,187)

11.

INDEPENDENT ACCOUNTANTS REVIEW REPORT

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of June 30, 2002, and the related consolidated statements of income, for the three-month and six-month periods ended June 30, 2002 and 2001 and the consolidated statement of stockholders' equity and cash flows for the six month period ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

July 30, 2002

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

The Insurance Company is rated "A-"(Excellent) by A.M. Best.

Results of Operations

Comparison of six months ended June 30, 2002 compared to six months ended

June 30, 2001.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased to approximately $36.1 million for the six months ended June 30, 2002 from approximately $52.6 million for the six months ended June 30, 2001, a decrease of approximately $16.5 million. Of this amount, annuity considerations decreased to approximately $32.1 million for the six months ended June 30, 2002 from approximately $49.6 million for the six months ended June 30, 2001 a decrease of approximately $17.5 million. In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $348.4 million and approximately $193.9 million during the six months ended June 30, 2002 and June 30, 2001, respectively. Management believes that the increase in annuity considerations is due to the successful expansion of our Marketing Department and new product sales and the recent introduction of two new annuity products the "Secure 4" and the "Secure 6".

13.

Policy Fee Income

Universal life and investment type policy fee income was approximately $276 thousand for the six months ended June 30, 2002, as compared to approximately $425 thousand for the six months ended June 30, 2001. This represents approximately a

$149 thousand decrease.

Net Investment Income

Net investment income totaled approximately $131.2 million during the first six months of 2002, as compared to approximately $106.9 million during the first six months of 2001. This represents an increase of approximately $24.3 million. This increase is due principally to the increase in the invested assets from December 31, 2001. Investment income from other invested assets totaled approximately $13.4 million during the first six months of 2002, as compared to approximately $16.7 million during the first six months of 2001. The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended June 30, 2002 and June 30, 2001 was approximately 7.81% and 8.16%, respectively.

Realized Investment Gains and Losses

Realized investment gains (losses) amounted to a loss of approximately $30.0 million during the first six months of 2002, as compared to a gain of approximately $126 thousand during the first six months of 2001. Realized investment gains were offset by realized investment losses of approximately $35.2 million and $7.4 million for the six months ended June 30, 2002 and June 30, 2001, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. Realized investment gains result from sales of certain equities and convertible securities, and calls and sales of securities in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield investment gains in future periods.

Total Benefits and Expenses

Total benefits and expenses for the six months ended June 30, 2002 aggregated approximately $144.6 million, as compared to approximately $144.1 million for the six months ended June 30, 2001. This represents an increase of $500 thousand from the first half of 2001.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $129.4 million for the six months ended June 30, 2002, as compared to approximately $126.6 million for the six months ended June 30, 2001. The increase is attributable to a higher level of policyholder account balances as a result of the increase in annuity considerations received during the period.

The Insurance Company's average credited rate for reserves and account balances for the six months ended June 30, 2002 and 2001 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

14.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $6.3 million for the six months ended June 30, 2002, and approximately $4.7 million for the six months ended June 30, 2001. The increase in interest expense in the first half of 2002 is attributable to the increase in the Company's bank line of credit of $25 million from the first half of 2001.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $22.3 million for the six months ended June 30, 2002, as compared to approximately $21.2 million for the six months ended June 30, 2001. This represents approximately an increase of $1.1 million. The increase principally is attributable to higher commissions and related expenses incurred in the first half of 2002 associated with the higher level of sales in 2002.

Deferred Policy Acquisition Costs

The change in deferred policy acquisition costs for the six months ended June 30, 2002 resulted in a credit of approximately $13.4 million, as compared to a credit of approximately $8.4 million for the six months ended June 30, 2001. The change is due to the increase in costs associated with recent new product sales which have been deferred and are amortized in proportion to the recognition of earned revenue.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to a loss of approximately $(5.6) million for the six months ended June 30, 2002, as compared to a gain approximately $17.5 million for the six months ended June 30, 2001.

Income Taxes

Income tax benefit was $(1.7) million for the first six months of 2002 as compared to an expense of approximately $5.1 million for the first six months of 2001. This decrease is primarily attributable to investment losses before income taxes partially offset by increased operating income for the six months ended June 30, 2002.

Net Income

For the reasons discussed above, the Company had net a loss of approximately $(3.9) million during the six months ended June 30, 2002 and net income of approximately $12.4 million during the six months ended June 30, 2001.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company. During the second quarter of 2002, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share payable on July 2, 2002. During the first half of 2002 the Company purchased and retired 0 shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains). The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition

15.

of a stock life insurance company would support the payment of such dividends to its stockholders. The NYSDI has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to their respective parent companies. During the first six months of 2002, the Insurance Company paid no dividends to the Company. During the fiscal year 2001, the Insurance Company paid dividends of $27.6 million to the Company.

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $8.1 million and $44.0 million during the six months ended June 30, 2002 and 2001, respectively. Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $322.1 million, and $303.2 million during the six months ended June 30, 2002 and 2001, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company are also considered to be a financing activity. In addition, as previously discussed, the Company participates in dollar roll repurchase agreements which are considered to be a financing activity. Net cash provided by the Company's financing activities amounted to approximately $333.3 million, and $259.3 million during the six months ended June 30, 2002 and 2001, respectively. This fluctuation primarily is attributable to higher policyholder account balances, and an increase in deposits of policies to be issued at June 30, 2002, partially offset by the increase in the Company's repayment of its line of credit.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 7.1% and 8.2% as of June 30, 2002 and December 31, 2001, respectively). The weighted average duration of the Company's debt portfolio was approximately six years as of June 30, 2002. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold in response to changes in

16.

various economic conditions. These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSID. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of June 30, 2002 and December 31, 2001, approximately 6.91% and 7.04%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company maintains a portfolio which includes below investment grade fixed maturity debt securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of June 30, 2002 and December 31, 2001, the carrying value of these securities was approximately $301.0 million and $275.0 million, respectively, (representing approximately 7.3% and 7.3% of the Company's total assets and 74.0% and 64.4%, respectively, of shareholders' equity).

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

As of June 30, 2002, approximately 5.92% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $105.0 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

As previously discussed, the Company participates in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $259.5 million and $260.6 million at June 30, 2002 and December 31, 2001, respectively.

17.

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

18.

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

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and identifiable intangible assets other that goodwill be amortized over their useful lives. SFAS No. 141 is effective for acquisitions made after June 30, 2001. The provisions of SFAS No. 142 were adopted by the Company on January 1, 2002. Adoption of SFAS 141 and SFAS 142 had no impact on the Company's consolidated financial statements.

In July 2001, the SEC released Staff Accounting Bulletin 102, Selected Loan Loss Allowance and Documentation Issues ("SAB 102"). SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company had no impact on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No.144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"). SFAS provides a single model for accounting for long-lived assets to be disposed by superceding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No.30, Reporting the Results of Operations - Reporting the Effects of

Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less cost to sell rather than on a net realizable value basis. Future operating losses relating to discontinued operations are also no longer recognized before they occur. SFAS 144 broadens the

19.

definition of a discontinued operation to include a component of an entity (rather than a segment of a business.) SFAS 144 also requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed. SFAS 144 retains the basic provisions of (i) APB 30 regarding the presentation of discontinued operations in the income statement, (ii) SFAS 121 relating to recognition and measurement of impaired long-lived assets classified as held for sale. SFAS 144 must be adopted beginning January 1, 2002. The adoption of SFAS 144 by the Company had no impact on the Company's consolidated financial statements.

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

20.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of August 12, 2002, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

None

b) Reports on Form 8-K

During the quarter ended June 30, 2002, the Company did not file a current report on Form 8-K.

21.

PRESIDENTIAL LIFE CORPORATION

June 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Presidential Life Corporation

(Registrant)

Date: August 13, 2002 /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date: August 13, 2002 /s/ Charles J. Snyder

Charles J. Snyder, Principal

Accounting Officer of the Registrant

22.

PRESIDENTIAL LIFE CORPORATION

June 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Presidential Life Corporation

(Registrant)

Date: August 13, 2002

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date: August 13, 2002

Charles J. Snyder, Principal

Accounting Officer of the Registrant

22.

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OPF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

Herbert Kurz

Chief Executive Officer

August 13,2002

23.

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OPF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

Charles Snyder

Treasurer and Princial Accounting Officer

August 13,2002

24.