Form 10-Q
period 2002-09-30
PRESIDENTIAL LIFE CORP
filed 2002-11-12
CIK 80124

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

There were 29,334,668 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on November 12, 2002.

INDEX

Part I - Financial Information Page No.

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited) September 30, 2002

and December 31, 2001........................................ 3

Consolidated Statements of Income (Unaudited) - For

the Nine months Ended September 30, 2002 and 2001................ 4

Consolidated Statements of Income (Unaudited) - For

the Three Months Ended September 30, 2002 and 2001.............. 5

Consolidated Statements of Shareholders'

Equity (Unaudited) - For the Nine months Ended

September 30, 2002 and 2001....................................... 6

Consolidated Statements of Cash Flows (Unaudited) - For

the Nine months Ended September 30, 2002 and 2001................ 7

Condensed Notes to (Unaudited) Consolidated Financial Statements.. 8-11

Independent Accountants' Review Report............................ 12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations........... 13-20

Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . 21

Part II - Other Information......................................... 22

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures.......................................................... 23

Form 10- Q Certification for Chief Executive Officer . . . . . . . . 24

Form 10- Q Certification for Treasurer and Principal Accounting Officer 25

2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	September 30, 2002 (Unaudited)	December 31, 2001
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Cost of
$3,467,938 and $3,028,014, respectively)	$ 3,457,011	$ 2,967,684
Common stocks (Cost of $17,952 and
$19,237, respectively)	16,975	25,909
Mortgage loans	12,181	13,398
Real estate	415	415
Policy loans	17,590	16,985
Short-term investments	321,152	308,311
Other invested assets	245,971	240,053
Total Investments	4,071,295	3,572,755

Cash and cash equivalents	(2,512)	(18,993)
Accrued investment income	50,141	40,757
Amounts due from security transactions	1,109	784
Deferred federal income taxes	41,819	15,199
Federal income tax recoverable	16,039	26,924
Deferred policy acquisition costs	120,602	103,082
Furniture and equipment, net	344	458
Amounts due from reinsurers	17,971	19,575
Other assets	5,731	5,923
Assets held in separate account	2,232	3,053
TOTAL ASSETS	4,324,771	3,769,517

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	2,770,502	2,167,332
Future policy benefits:
Annuity	624,338	583,483
Life and accident and Health	69,373	69,006
Other policy liabilities	4,932	4,348
Total Policy Liabilities	3,469,145	2,824,169

Dollar repurchase agreements	261,476	260,556
Notes payable	100,000	100,000
Short-term note payable	50,000	50,000
Deposits on policies to be issued	30,494	69,019
General expenses and taxes accrued	3,745	9,255
Other liabilities	19,340	26,371
Liabilities related to separate account	2,232	3,053
Total Liabilities	3,936,432	3,342,423

Shareholders' Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding,
29,334,668 shares in 2002 and 29,317,759
shares in 2001	293	293
Accumulated other comprehensive loss	(11,618)	(34,552)
Retained earnings	399,664	461,353
Total Shareholders' Equity	388,339	427,094
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY	$ 4,324,771	$ 3,769,517

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
REVENUES:	2002	2001
Insurance Revenues:
Premiums	$ 7,400	$ 5,136
Annuity considerations	52,920	69,617
Universal life and investment type policy
fee income	812	581
Net investment income	201,196	161,664
Realized investment losses	(118,346)	(35,380)
Other income	2,196	2,382

TOTAL REVENUES	146,178	204,000

BENEFITS AND EXPENSES:
Death and other life insurance benefits	9,768	9,500
Annuity benefits	47,523	42,812
Interest credited to policyholders' account
Balances	106,610	78,323
Interest expense on notes payable	8,179	6,314
Other interest and other charges	(4)	437
Increase in liability for future policy benefits	41,443	57,773
Commissions to agents, net	25,637	21,204
General expenses and taxes	8,243	11,189
Change in deferred policy acquisition costs	(25,439)	(17,725)

TOTAL BENEFIT AND EXPENSES	221,960	209,827

Income before income taxes	(75,782)	(5,827)

Provision (benefit) for income taxes
Current	15,669	5,456
Deferred	(38,335)	(7,204)
	(22,666)	(1,748)

NET LOSS	$ (53,116)	$ (4,079)

Earnings per common share	(1.81)	(.14)

Weighted average number of shares outstanding
During the period	29,331,262	29,313,944

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
REVENUES:	2002	2001
Insurance Revenues:
Premiums	$ 3,444	$ 2,129
Annuity considerations	20,822	20,014
Universal life and investment type policy
fee income	536	156
Net investment income	70,041	54,762
Realized investment losses	(88,339)	(35,506)
Other income	654	870

TOTAL REVENUES	7,158	42,425

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,860	3,401
Annuity benefits	16,103	14,567
Interest credited to policyholders' account
Balances	38,164	27,810
Interest expense on notes payable	1,849	1,586
Other interest and other charges	207	114
Increase in liability for future policy benefits	17,608	16,363
Commissions to agents, net	9,522	7,072
General expenses and taxes	2,080	4,111
Change in deferred policy acquisition costs	(12,019)	(9,283)

TOTAL BENEFIT AND EXPENSES	77,374	65,741

Income before income taxes	(70,216)	(23,316)

Benefit for income taxes
Current	10,659	732
Deferred	(31,655)	(7,606)
	(20,996)	(6,874)

NET LOSS	$ (49,220)	$ (16,442)

Earnings per common share	(1.68)	(.56)

Weighted average number of shares outstanding
During the period	29,334,668	29,319,813

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(in thousands except shared data)

(unaudited)
	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at January 1, 2002	293	0	461,353	(34,552)	427,094

Comprehensive Income:

Net Loss			(53,116)		(53,116)

Transition Adjustment (see note 1F)				(4,310)	(4,310)

Net Unrealized
Investment Gains				27,244	27,244
					(30,182)
Comprehensive Income

Purchase & Retirement of Stock			225		225

Dividends Paid to Shareholders ($.10 per share)			(8,798)		(8,798)

Balance at September 30, 2002	293	0	399,664	(11,618)	388,339

Balance at January 1, 2001	$ 293	$ 0	$480,897	$ (15,663)	$465,527

Comprehensive Income:

Net Loss			(4,079)		(4,079)

Transition Adjustment (see note 1F)				(5,486)	(5,486)

Net Unrealized Investment Gains				13,149	13,149

Comprehensive Income					3,584

Purchase and Retirement of Stock	0	0	(136)		(136)

Dividends paid to Shareholders ($.09 per share)			(8,785)		(8,785)

Balance at September 30, 2001	$ 293	$ 0	$467,897	$ (8,000)	$460,190

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

6.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
NINE MONTH ENDED SEPTEMBER 30, 2002 (UNAUDITED)
	2002	2001
OPERATING ACTIVITIES:
Net(Loss)Income	$ (53,116)	$ (4,079)
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(38,335)	(7,204)
Depreciation and amortization	339	532
Net accrual of discount on fixed maturities	(14,293)	(7,741)
Realized investment losses	118,346	35,380
Changes in:
Accrued investment income	(9,384)	(9,683)
Deferred policy acquisition cost	(25,439)	(17,725)
Federal income tax recoverable	10,885	(2,642)
Liability for future policy benefits	41,222	63,057
Other items	(11,385)	(2,014)

Net Cash Provided By Operating Activities	18,840	47,881

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(858,445)	(643,634)
Maturities, calls and repayments	243,989	104,937
Sales	67,476	78,837
Common Stocks:
Acquisitions	(9,061)	(5,051)
Sales	15,163	7,245
Increase in short-term investments and policy loans	(13,446)	(23,277)
Other Invested Assets:
Additions to other invested assets	(60,030)	(27,275)
Distributions from other invested assets	54,112	31,862
Purchase of property and equipment	0	(55)
Mortgage loan on real estate	1,217	1,107
Amount due from security transactions	(325)	12,250

Net Cash Used In Investing Activities	(559,350)	(463,054)

FINANCING ACTIVITIES:
Proceeds from dollar repurchase agreements	2,329,807	2,285,829
Repayment of dollar repurchase agreements	(2,328,888)	(2,263,016)
Proceeds from (repayment of) line of credit		40,000
Repurchase of Common Stock	225	(135)
Net increase in policyholders' account balances	603,170	339,973
Deposits on policies to be issued	(38,525)	14,728
Dividends paid to shareholders	(8,798)	(8,785)

Net Cash Provided By Financing Activities	556,991	408,594

Decrease in Cash and Cash Equivalents	16,481	(6,579)
Cash and Cash Equivalents at Beginning of Year	(18,993)	(4,647)

Cash and Cash Equivalents at End of Period	$ (2,512)	$ (11,226)

Supplemental Cash Flow Disclosure:

Income Taxes Paid	4,784	$ 7,828

Interest Paid	$ 8,822	$ 8,005

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

B. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 2001.

C. Investments

Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at market value and unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs of approximately $700 thousand and $8.9 million, and deferred Federal income taxes of approximately $(2.8) million and $(17.0) million, at September 30, 2002 and December 31, 2001, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Common stocks are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

"Other invested assets" are recorded at the lower of cost or market, or equity, as appropriate, and primarily include interests in limited partnerships which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of September 30, 2002 and December 31, 2001. As of September 30, 2002, the Company was committed to contribute, if called upon, an aggregate of approximately $114.3 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.

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

D. Federal Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The asset and liability method in recording income taxes on all transactions that have been recognized in the financial statements is used. Deferred income taxes are adjusted as necessary each reporting period to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized.

E. Earnings Per Common Share "EPS"

Basic EPS is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The weighted average number of common shares used to compute diluted EPS for the three months ended September 30, 2002 and 2001 was 29,359,859 and 29,363,459 respectively. The weighted average number of common shares used to diluted EPS for the nine months ended September 30, 2002 and 2001 was 29,422,674 and 29,335,250, respectively. The dilution from the potential exercise of stock options outstanding did not change basic EPS.

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

In August 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities (² SFAS 146² ). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF 94-3, ² Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)² .. SFAS 146 replaces EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

The adoption of SFAS 146 is not expected to have a material impact on the Company¢ s consolidated financial statements.

In October 2002, the FASB issued SFAS No.147, Acquisitions of Certain Financial Institutions (² SFAS 147² ). This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises. The standard is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS 147 is not expected to have a material impact on the Company¢ s consolidated financial statements.

2. INVESTMENTS

There were no investments in any one issuer that aggregate 10% or more of Shareholder's Equity as of September 30, 2002.

Securities with a carrying value of approximately $12.7 million were on deposit with various state insurance departments to comply with applicable insurance laws.

10.

3. NOTES PAYABLE

Notes payable at September 30, 2002 and December 31, 2001 consist of $100 million, 7 7/8% Senior Notes ("Senior Notes") due February 15, 2009. Interest is payable February 15 and August 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of September 30, 2002, such unamortized costs were $5.7 million. The total principal is due on February 15, 2009.

The Company has one bank line of credit in the amount of $50 million and provides for interest borrowings based on market indices. At September 30, 2002, the Company had $50 million outstanding under the line of credit.

4. INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. The Company's effective tax rate for each of the nine months ended September 30, 2002 and 2001 was 29.9% and 30.0%, respectively. The Company's effective tax rate for the three months ended September 30,2002 and 2001 was 29.9% and 29.5%, respectively.

  COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30,	Pre Tax Amount	Tax Expense/ (Benefit) (in thousands)	After-Tax Amount
2002
Unrealized gains(losses) on
investment securities:
Unrealized holding gains arising during year	165,509	49,653	115,856
Less: reclassification adjustment for losses	(118,346)	(35,504)	(82,842)
realized in net income
Change related to deferred acquisition costs	(8,243)	(2,473)	(5,770)
Net unrealized investment gains	38,920	11,676	27,244

2001
Unrealized gains (losses)on
investment securities:
Unrealized holding gains arising during year	56,692	17,007	39,685
Less: reclassification adjustment for losses
Realized in net income	(35,380)	(10,614)	(24,766)
Change related to deferred acquisition costs	(2,528)	(758)	(1,770)
Net unrealized investment gains	18,784	5,635	13,149

11.

INDEPENDENT ACCOUNTANTS REVIEW REPORT

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of September 30, 2002, and the related consolidated statements of income, for the three-month and nine-month periods ended September 30, 2002 and 2001 and the consolidated statement of stockholders' equity and cash flows for the nine month period ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

November 12, 2002

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

In October, 2002, the Insurance Company was downgraded from ² A- ² (Excellent) to "B++"(Very Good) by A.M. Best.

Results of Operations

Comparison of nine months ended September 30, 2002 compared to nine months ended

September 30, 2001.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased to approximately $60.3 million for the nine months ended September 30, 2002 from approximately $74.8 million for the nine months ended September 30, 2001, a decrease of approximately $14.5 million. Of this amount, annuity considerations decreased to approximately $52.9 million for the nine months ended September 30, 2002 from approximately $69.6 million for the nine months ended September 30, 2001 a decrease of approximately $16.7 million. In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Sales of single premium annuities were approximately $534.8 million and approximately $302.8 million during the nine months ended September 30, 2002 and September 30, 2001, respectively. Management believes that the increase in annuity considerations is due to the successful expansion of our Marketing Department and new product sales and the recent introduction of two new annuity products the "Secure 4" and the "Secure 6".

13.

Policy Fee Income

Universal life and investment type policy fee income was approximately $812 thousand for the nine months ended September 30, 2002, as compared to approximately $581 thousand for the nine months ended September 30, 2001. This represents approximately a $231 thousand increase.

Net Investment Income

Net investment income totaled approximately $201.2 million during the first nine months of 2002, as compared to approximately $161.7 million during the first nine months of 2001. This represents an increase of approximately $39.5 million. This increase is due principally to the increase in the invested assets from December 31, 2001. Investment income from other invested assets totaled approximately $18.3 million during the first nine months of 2002, as compared to approximately $21.7 million during the first nine months of 2001. The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended September 30, 2002 and September 30, 2001 was approximately 7.75% and 7.88%, respectively.

Realized Investment Gains and Losses

Realized investment gains (losses) amounted to a loss of approximately $118.3 million during the first nine months of 2002, as compared to a loss of approximately $35.4 million during the first nine months of 2001. Realized investment gains were offset by realized investment losses of approximately $125.0 million and $44.6 million for the nine months ended September 30, 2002 and September 30, 2001, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. Realized investment gains result from sales of certain equities and convertible securities, and calls and sales of securities in the Company's investment portfolio. There can be no assurance that the Company's investment portfolio will yield investment gains in future periods.

Total Benefits and Expenses

Total benefits and expenses for the nine months ended September 30, 2002 aggregated approximately $222.0 million, as compared to approximately $209.8 million for the nine months ended September 30, 2001. This represents an increase of $12.2 million from the first nine months of 2001.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $205.3 million for the nine months ended September 30, 2002, as compared to approximately $188.8 million for the nine months ended September 30, 2001. The increase is attributable to a higher level of policyholder account balances as a result of the increase in annuity considerations received during the period.

The Insurance Company's average credited rate for reserves and account balances for the nine months ended September 30, 2002 and 2001 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $8.2 million for the nine months ended September 30, 2002, and approximately $6.3 million for the nine months ended September 30, 2001. The increase in interest expense in the first nine months of 2002 is attributable to the increase in the Company's bank line of credit of $25 million from the first nine months of 2001.

14.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $33.9 million for the nine months ended September 30, 2002, as compared to approximately $32.4 million for the nine months ended September 30, 2001. This represents approximately an increase of $1.5 million. The increase principally is attributable to higher commissions and related expenses incurred in the first nine months of 2002 associated with the higher level of sales in 2002, partially offset by a decline in the Company¢ s general operating expenses.

Deferred Policy Acquisition Costs

The change in deferred policy acquisition costs for the nine months ended September 30, 2002 resulted in a credit of approximately $25.4 million, as compared to a credit of approximately $17.7 million for the nine months ended September 30, 2001. The change is due to the increase in costs associated with recent new product sales which have been deferred and are amortized in proportion to the recognition of earned revenue.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to a loss of approximately $(75.8) million for the nine months ended September 30, 2002, as compared to a loss approximately $5.8 million for the nine months ended September 30, 2001.

Income Taxes

Income tax benefit was $(22.7) million for the first nine months of 2002 as compared to a benefit of approximately $(1.7) million for the first nine months of 2001. This change is primarily attributable to investment losses before income taxes partially offset by increased operating income for the nine months ended September 30, 2002.

Net Income

For the reasons discussed above, the Company had net a loss of approximately $(53.1) million during the nine months ended September 30, 2002 and a net loss of approximately $(4.1) million during the nine months ended September 30, 2001.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company. During the second quarter of 2002, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share payable on October 2, 2002. During the first nine months of 2002 the Company purchased and retired 0 shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses). The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The NYSID has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition

15.

and profitability under statutory accounting practices. Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to their respective parent companies. During the first nine months of 2002, the Insurance Company paid no dividends to the Company. During the fiscal year 2001, the Insurance Company paid dividends of $27.6 million to the Company.

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments. Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $18.8 million and $47.9 million during the nine months ended September 30, 2002 and 2001, respectively. Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $559.4 million, and $463.1 million during the nine months ended September 30, 2002 and 2001, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products. The payment of dividends by the Company are also considered to be a financing activity. In addition, as previously discussed, the Company participates in dollar roll repurchase agreements which are considered to be a financing activity. Net cash provided by the Company's financing activities amounted to approximately $557.0 million, and $408.6 million during the nine months ended September 30, 2002 and 2001, respectively. This fluctuation primarily is attributable to higher policyholder account balances, partially offset by a decrease in deposit of policies to be issued at September 30, 2002.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 7.4% and 8.2% as of September 30, 2002 and December 31, 2001, respectively). The weighted average duration of the Company's debt portfolio was approximately six years as of September 30, 2002. The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at estimated market value and unrealized gains and losses, net of the effects of

16.

amortization of deferred policy acquisition costs and deferred federal income taxes,

are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSID. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of September 30, 2002 and December 31, 2001, approximately 7.97% and 7.04%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company maintains a portfolio which includes below investment grade fixed maturity debt securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of September 30, 2002 and December 31, 2001, the carrying value of these securities was approximately $318.4 million and $275.0 million, respectively, (representing approximately 7.4% and 7.3% of the Company's total assets and 82.0% and 64.4%, respectively, of shareholders' equity).

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

As of September 30, 2002, approximately 6.04% of the Company's total invested assets were invested in limited partnerships. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $114.3 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

As previously discussed, the Company participates in "dollar roll" repurchase agreements. Amounts outstanding to repurchase securities under such agreements were $261.5 million and $260.6 million at September 30, 2002 and December 31, 2001, respectively.

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

18.

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

In August 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities (² SFAS 146² ). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF 94-3, ² Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)² .. SFAS 146 replaces EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

The adoption of SFAS 146 is not expected to have a material impact on the Company¢ s consolidated financial statements.

In October 2002, the FASB issued SFAS No.147, Acquisitions of Certain Financial Institutions (² SFAS 147² ). This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises. The standard is effective for acquistions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS 147 is not expected to have a material impact on the Company¢ s consolidated financial statements.

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

20.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report the Company carried out an evaluation, under the supervision and with the participation of the Company¢ s management, including the Company¢ s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company¢ s disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company¢ s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company¢ s periodic SEC filings relating the Company (including its consolidated subsidiaries).

There were no significant changes in the Company¢ s controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evalutaion.

21.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of November 12, 2002, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 99.1. Certification of Chief Executive Officer pursuant to 18

U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit 99.2. Certification of Principal Accounting Officer pursuant to

18 U.S.C Section 1350, as adopoted pursuant to section 906 of the Sarbanes- Oxley Act of 2002.

b) Reports on Form 8-K

During the quarter ended September 30, 2002, the Company did not file a current report on Form 8-K.

22.

PRESIDENTIAL LIFE CORPORATION

September 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Presidential Life Corporation

(Registrant)

Date: November 12, 2002 /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date: November 12, 2002 /s/ Charles J. Snyder

Charles J. Snyder, Principal

Accounting Officer of the Registrant

23.

PRESIDENTIAL LIFE CORPORATION

September 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Presidential Life Corporation

(Registrant)

Date: November 12, 2002

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date: November 12, 2002

Charles J. Snyder, Principal

Accounting Officer of the Registrant

23.

Form 10- Q Certification

I, Herbert Kurz, certify that:

    I have reviewed this quarterly report on Form 10- Q of Presidential

    Life Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterely report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant¢ s other certifying officers and I are responsible for establishing and maintaing disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant¢ s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ² Evaluation Date² ); and

    c) presented in this quarterly report our conclusions about he effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant¢ s other certifing officers and I have disclosed, based on our most recent evaluaiton, to the registrant¢ s auditors and audit committee of registrant¢ s board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant¢ s ability to record, process, summarize and report financial data and have identified for the registrant¢ s auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant¢ s internal controls; and

    6. The registrant¢ s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: _________________________

    Herbert Kurz

    Chief Executive Officer

    24.

    Form 10- Q Certification

    I, Charles Snyder, certify that:

    I have reviewed this quarterly report on Form 10- Q of Presidential

Life Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterely report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant¢ s other certifying officers and I are responsible for establishing and maintaing disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant¢ s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ² Evaluation Date² ); and

c) presented in this quarterly report our conclusions about he effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant¢ s other certifing officers and I have disclosed, based on our most recent evaluaiton, to the registrant¢ s auditors and the audit committee of registrant¢ s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant¢ s ability to record, process, summarize and report financial data and have identified for the registrant¢ s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant¢ s internal controls; and

6. The registrant¢ s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: _________________________ Charles Snyder

Treasurer and Principal Accounting Officer

25.

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

Herbert Kurz

Chief Executive Officer

November 12,2002

26.

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

Charles Snyder

Treasurer and Princial Accounting Officer

November 12,2002

27.