Form 10-K
period 2002-12-31
PRESIDENTIAL LIFE CORP
filed 2003-03-31
CIK 80124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 28, 2003 was approximately $183,635,022 based upon the average bid and asked prices of such stock on that date.

The number of shares outstanding of the Registrant's common stock as of

March 28, 2003 was 29,334,668.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the definitive proxy statement to be used in connection with the registrant's 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K405. Other documents incorporated by reference into this Form 10-K405 are listed in the Exhibit

Index.

PART I

Item 1. Business

General

Presidential Life Corporation (the "Company") is an insurance holding company that, through its wholly-owned subsidiary Presidential Life Insurance Company (the "Insurance Company"), operates principally in a single business segment with two primary lines of business-individual annuities and individual life insurance. Unless the context otherwise requires, the "Company" shall be deemed to include Presidential Life Corporation and its subsidiaries. The Company was founded in 1969 and, through the Insurance Company, is licensed to market its products in 49 states and the District of Columbia. Approximately 41.3% of the Company's fiscal 2002 annuity and life insurance products were sold to individuals residing in the State of New York.

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

Annuity Business

Industry-wide sales of annuity products have experienced strong growth in recent years. Annuities currently enjoy an advantage over certain other savings mechanisms because the annuitant receives a tax-deferred accrual of interest on his or her investment.

Single Premium Annuity products require a one-time lump sum premium payment. During the accumulation period, the accrual of interest is on a tax-deferred basis to the annuitant.

Single Premium Deferred Annuities ("SPDAs") provide for a single premium payment at the time of issue, an accumulation period and an annuity payout period at some future date. During the accumulation period, the Company credits the account value of the annuitant with interest earnings at a current interest rate that is guaranteed for periods ranging from one to five years, at the annuitant's option, and that, thereafter, is subject to change based on market and other conditions. Each contract also has a minimum guaranteed rate. This accrual of interest during the accumulation period is on a tax-deferred basis to the annuitant. After the number of years specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity as a single payment, a specified income for life or a specified income for a fixed number of years. The annuitant is permitted at any time during the accumulation period to withdraw all or part of the single premium paid plus the amount credited to his or her account. Any such withdrawal, however, typically is subject to a surrender charge during the early years of the annuity contract.

2.

Single Premium Immediate Annuity Products ("SPIAs") guarantee a stream of payments, which begin immediately and continue for the life of the annuitant. The payment may be guaranteed for a period of time (typically five to 20 years) (the "Guarantee Period"). If the annuitant dies during the Guarantee Period, payments will continue to be made to the annuitant's beneficiary for the balance of the Guarantee Period. SPIAs differ from deferred annuities in that generally they provide for payments to begin immediately and are not subject to surrender or loan. The implicit interest rate on SPIAs is based on market conditions, which existed at the time that the annuity was issued and is guaranteed for the term of the annuity.

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

All of the Company's deferred annuity products provide minimum interest rate guarantees. The minimum guaranteed rates on the Company's deferred annuity products currently range from 3.0% to 5 1/2% annually and the contracts (except for SPIAs) are designed to permit the Company to change the crediting rates annually subject to the minimum guaranteed rate. The Company takes into account the profitability of its annuity business and its relative competitive position in determining the frequency and extent of changes to the interest crediting rates.

The Company's deferred annuity products are designed to encourage persistency (see "Pricing" below for a definition of the term "persistency") by incorporating surrender charges that exceed the cost of issuing the annuity. An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years without incurring significant penalties in the form of surrender charges. Notwithstanding the foregoing, approximately 24.9% of the Company's deferred annuity contracts in force (measured by reserves) as of December 31, 2002 are surrenderable without charge.

3.

The following table presents annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 2002, in each case, as determined in accordance with accounting principles generally accepted in the United States of America ("GAAP").

ANNUITIES IN FORCE

Year Ended December 31,
	2002	2001	2000	1999	1998
(Dollars in thousands) Single premium immediate Structured settlement
Annuities	$ 167,466	$ 167,766	$ 169,927	$ 168,087	$ 166,360
Single premium immediate
Annuities	701,024	605,214	464,794	384,194	314,108

Total immediate annuities	868,490	772,980	634,721	552,281	480,468
Single premium deferred
Annuities	2,256,448	1,592,890	1,095,860	914,460	865,884
Flexible premium annuities	157,035	146,805	143,809	153,460	159,460
Group terminal funding
annuities	104,727	106,014	103,881	104,142	103,215

Total annuities	$ 3,386,700	$ 2,618,689	$ 1,978,271	$ 1,724,343	$ 1,609,027

For the fiscal year ended December 31,

	2002	2001	2000	1999	1998

Ratio of annualized
voluntary terminations
(surrenders and lapses)
to mean insurance
in force	8.6%	10.0%	12.1%	16.5%	15.9%

At end of year:
Number of annuity
contracts in
force	72,089	56,104	45,056	43,337	43,695

Average size of annuity contract
in force	$ 46,979	$ 46,676	$ 43,907	$ 39,789	$36,824

4.

Annuity Considerations and Premiums - The following table sets forth certain information with respect to the Insurance Company's annuity considerations and premium revenues for each of the five fiscal years ended December 31, 2002, as determined in accordance with statutory accounting principles. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities, which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances on the Company's consolidated balance sheet.

Distribution of Products - By Gross Premiums and Other Considerations

For the fiscal year ended December 31,
	2002	2001	2000	1999	1998
(dollars in thousands)
Annuity
Considerations	$ 738,467	$ 615,736	$ 356,144	$ 191,815	$ 142,435

Whole Life and
Term Life	13,911	12,100	8,626	8,589	8,041

Universal Life	24,385	9,939	7,363	5,550	4,240

Other	10,894	3,987	9,907	1,158	0

Total Premiums and
Considerations	$ 787,657	$ 641,762	$ 382,040	$ 207,112	$ 154,716

Number of life insurance policies
in force	20,626	19,200	18,896	18,605	18,491

Average size of life insurance
policy in force	$ 55,833	$ 48,879	$ 44,170	$ 40,441	$ 41,794

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

6.

Insurance Policies in Force - The following table provides a reconciliation of beginning and ending universal, whole and term life insurance policies, in force, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 2002.

LIFE INSURANCE IN FORCE

	2002	2001	2000	1999	1998
(dollars in thousands)

In force beginning of year
Universal	$ 385,857	$ 370,393	$ 368,424	$ 377,470	$ 383,233
Whole<F1>	151,596	167,214	192,803	218,461	263,554
Term	402,443	297,037	191,185	176,875	176,470

Total	939,896	834,644	752,412	772,806	823,257

Sales and additions:
Universal	26,718	33,878	30,119	24,435	23,735
Whole<F1>	72,217	20,784	22,102	41,612	35,365
Term	216,116	150,869	139,920	49,887	27,954

Total	315,051	205,531	192,141	115,934	87,054

Terminations:
Death	8,289	7,467	8,129	7,233	6,134
Surrenders and
conversions	16,898	19,299	28,159	30,525	19,305
Lapses	73,237	70,192	68,237	98,541	107,484
Other	3,601	3,321	5,384	30	4,582

Total	102,025	100,279	109,909	136,329	137,505
In force end of year:
Universal	444,200	385,857	370,393	368,424	377,470
Whole<F1>	146,359	151,596	167,214	192,803	218,461
Term	562,363	402,443	297,037	191,185	176,875

Total	$1,152,922	$ 939,896	$ 834,644	$ 752,412	$ 772,806

Total reinsurance
ceded	$ 706,667	$ 550,194	$ 478,976	$ 410,955	$ 438,827

Total insurance in
Force at end of year
Net of reinsurance	$ 446,255	$ 389,702	$ 355,668	$ 341,457	$ 333,979

<F1> Includes graded benefit life insurance products.

7.

Marketing and Distribution

The Company, through the Insurance Company, is licensed to market its products in 49 states and in the District of Columbia. The Company sells its individual annuity and life insurance products through 1,077 independent general agents (314 of which are located in the State of New York), who are independent contractors. These independent general agents market the Company's products through 20,326 licensed insurance agents or brokers, most of whom also write products similar to those sold by the Company for other companies. Management believes that the Company offers competitive commission rates and seeks to provide innovative products and quality service to its independent general agents. Compensation of agents is strictly regulated by the New York State Department of Insurance (the "NYSID").

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

The Company's top ten general agents accounted for approximately 23.8% of the Company's combined individual life insurance policies and annuity contracts sold, (measured by the combined premiums and considerations), during fiscal 2002. Of the Company's combined annuity contracts and individual life insurance policies sold, no single agent accounted for more than 1.01% and no single general agency accounted for more than 5.1% during 2002. The loss of any single sales source would not have a material adverse effect on the Company, but the loss of several could cause a decline in sales until they are replaced by the appointment of other general agents. The Company's agency department actively recruits new general agents on a continuous basis.

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

9.

To the extent that an applicant does not meet the Company's underwriting standards for issuance of a policy at the standard risk classifications, the Company may offer to issue a classified, sub-standard or impaired risk policy for a risk adjusted premium amount rather than declining the application. The amount of the Company's impaired risk insurance in force in proportion to the total amount of the Company's individual life insurance in force was approximately 5.8% at December 31, 2002.

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

10.

Claims Paying and Other Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed. In the event the Company’s ratings are downgraded, the level of revenues or the persistency of the Company’s business may be adversely impacted.

During 2002, the Insurance Company's rating was lowered to "B+ ² (Very Good)" from an "A-" (Excellent) by A.M. Best Company ("A.M. Best"). Publications of A.M. Best indicate that the "B+" rating is assigned to those companies that, in A.M. Best's opinion, have achieved a very good overall performance when compared to the norms of the insurance industry and that generally have demonstrated a good ability to meet their respective policyholder and other contractual obligations over a long period of time.

In evaluating a company's statutory financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competency of its management.

A.M. Best's rating is based on factors which primarily are relevant to policyholders, agents and intermediaries and is not directed towards the protection of investors, nor is it intended to allow investors to rely on such a rating in evaluating the financial condition of the Insurance Company. Moody's Investor Services ("Moody's") lowered the Insurance Company's insurance financial strength rating from Baa1 to Ba1 ("Questionable financial security"). Standard & Poor's Corporation ("Standard & Poor's") lowered the Insurance Company's insurance financial strength from A- to BB+ and is defined as "Less vulnerable in the near-term but faces major ongoing uncertainties to adverse business, financial and economic conditions". The credit rating of the Company's Senior Notes, due February 15, 2009 (the "Senior Notes"), was lowered to a B+ (More vulnerable to adverse business, financial and economic conditions but currently has the capacity to meet financial requirements) from a BBB- by Standard & Poor's and to a B1 ("Poor financial security") from Ba1 by Moody's.

Policy Claims

Claims are received and reviewed by claims examiners at the Company's home office. The initial review of claims includes verification that coverage is in force and that the claim is not subject to an exclusion under the policy. Birth and death certificates are basic requirements. Medical records and investigative reports are ordered for contestable claims.

Reinsurance

The Company follows the usual industry practice of reinsuring ("ceding") portions of its life insurance and accident and health, including medical stop loss, risks with other companies, a practice which permits the Company to write policies in amounts larger than the risk it is willing to retain on any one life or group of lives, and also to continue writing a larger volume of new business. The Company also reinsures a portion of its life insurance business and accident and health business in order to obtain commissions on the insurance ceded and thereby reduce its net commission expense. The maximum amount of individual life insurance normally retained by the Company on any one life is $50,000 per policy and $100,000 per life. The maximum retention with respect to impaired risk policies typically is the same. The Company cedes insurance primarily on an "automatic" basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a "facultative" basis, under which the

11.

reinsurer's prior approval is required on each risk reinsured. The maximum retention of the group medical stop loss business varies, but typically the Company cedes eighty five percent on a quota share basis. In 2003, the Company learned that one of its independent stop loss underwriter issued certain stop loss policies in the Company¢ s name without authorization and without applicable reinsurance in place.

The Company believes that its exposure for claims under those policies will be approximately $1.5 million. The Company is pursuing collection of such amounts from the underwriter, based upon breach of contract and other claims.

Reinsurance assumed consists entirely of the Company's participation in Servicemen's Group Life Insurance and a quota share agreement with Transamerica Occidental Life Insurance Company.

Use of reinsurance does not discharge a insurer from liability on the insurance ceded. An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurer. No reinsurer of business ceded by the Company has failed to pay any policy claims with respect to such ceded business. At December 31, 2002, of the approximately $1,153 million of the Company's individual life insurance in force, the Company had ceded to reinsurers approximately $707 million of such insurance in force. The principal reinsuring companies of individual life policies with whom the Company does business at December 31, 2002 (and their corresponding A.M. Best ratings) were Life Reassurance Corporation of America ("A+ (Superior) ") and Swiss Re Life & Health America ("A+ (Superior)"). In 2002, one of the reinsurers for the Company¢ s stop loss medical insurance business, Folksham International, filed for bankruptcy protection. The Company anticipates that it will have approximately $260,000 in unpaid reinsurance claims against Folksham. It is not clear how much, if any of such amount, the Company will collect in the bankruptcy proceeding.

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

Investments and Investment Policy

The Company derives a substantial portion of its total revenues from investment income. The Company manages most of its investments internally. All investments made on behalf of the Company are governed by the general requirements and guidelines established and approved by the Company's investment committee (the "Investment Committee") and by qualitative and quantitative limits prescribed by applicable insurance laws and regulations. The Investment Committee meets regularly to set and review investment policy and to approve current investment plans. The actions of the Investment Committee are subject to review and approval by the Board of Directors of the Insurance Company. The Company's investment policy must comply with NYSID regulations and the regulations of other applicable regulatory bodies.

12.

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

As of December 31, 2002, approximately 7.8% of the Company's investment portfolio was invested in mortgage-backed related securities most of which are U.S. government and agency mortgage-backed securities, and other mortgage-backed obligations, most of which are collateralized mortgage obligations ("CMOs") backed by residential mortgages. Most of the Company's CMOs represent beneficial ownership interests in mortgage-backed securities of the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), the Resolution Trust Corporation ("RTC") or other asset backed securities. Mortgage-backed securities are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive prepayments on their investments, which cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgages. Notwithstanding the foregoing, because the Company historically has purchased CMOs in the secondary market at prices which typically are below their par or maturity value, the Company's portfolio has not been materially impacted as a result of such prepayments. The Company does not invest in interest only or principal only CMOs.

As of December 31, 2002, approximately 80.8% of the Company¢ s investment portfolio consisted of corporate public bonds. These bonds include investments in public utilities, special revenue and special assessment obligations, political subdivisions of states, territories and possessions and corporate industrial and miscellaneous bonds. As of December 31, 2002, approximately 1.1% of the Company's investment portfolio consisted of bonds acquired in private placements. While private placement bonds are not usually registered with the Securities and Exchange Commission (the "SEC" or "Commission"), management believes that these bonds are marketable to other institutional investors. Approximately 79.9% of the investments acquired by the Company in private placements have been assigned a National Association Insurance Commissioners ("NAIC") designation corresponding to one of the two highest quality rating categories. NAIC designations corresponding to the entire Investment Portfolio can be found on page 18.

As of December 31, 2002, approximately 6.0% of the Company's investment portfolio consisted of interests in over fifty limited partnerships which are engaged in a variety of investment strategies, principally including merchant banking, real estate, debt restructurings and international opportunities. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.

The limited partnerships that are involved in merchant banking activities generally seek to achieve significant rates of return (including capital gains) through a wide variety of investment strategies, including leveraged acquisitions, bridge financing and other private equity investments in existing businesses.

13.

The limited partnerships that are involved in real estate activities generally invest in real estate assets, real estate joint ventures and real estate operating companies. These partnerships seek to achieve significant rates of return by targeting investments that provide a strategic or competitive advantage and are priced at levels that the general partner believes to be attractive.

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

The limited partnerships that are involved in international investments generally purchase sovereign debt, corporate debt and/or equity in governments or foreign companies that are developing a greater worldwide presence. Such limited partnerships are operated by a general partner who has a demonstrated expertise in this area and the particular country involved. Such investments involve risks related to the particular country including political instability, currency fluctuations, and repatriation restrictions.

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

Limited partnership investments are selected through a careful, two-stage review process. The Investment Analyst staff reviews the offering documents and performance history of each investment manager. Separately, the Investment Committee (which is comprised of investment professionals who, collectively have more than 90 years experience in analyzing investments) interviews the manager to determine whether the investment philosophy (particularly with respect to risk) and strategies of the limited partnership are in the best interests of the Company. Only after both the Investment Analyst Staff and the Investment Committee make a positive recommendation does the Company invest in a limited partnership. In addition, the actions of the Investment Committee are subject to review and approval by the Board of Directors of the Company or the Insurance Company, as the case may be. To evaluate both the carrying value and the continuing appropriateness of the Company's investment in any limited partnership, management maintains ongoing discussions with the investment manager and considers the limited partnership's operations, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year.

Pursuant to the terms of certain limited partnership agreements to which the Company is a party, the Company is committed to contribute, if called upon, an aggregate of approximately $122.4 million of additional capital to certain of these limited partnerships. $7.7 million in commitments will expire in 2003, $30.4 million in 2004, $28.1 million in 2005, $21.4 million in 2006 and $34.7 in 2007.

The book value of the Company's investments in limited partnerships as of December 31, 2002, 2001 and 2000 was approximately $254.7 million, $240.1 million and $259.7 million respectively. Net investment income derived from the Company's interests in limited partnership investments aggregated approximately $21.9 million, $40.3 million and $36.8 million in fiscal 2002, 2001 and 2000, respectively.

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

As of December 31, 2002 the Company's investment portfolio also consisted of approximately .09% invested in convertible debt securities, approximately 4.3% invested in preferred stock, approximately 0.2% invested in mortgage loans, and approximately 0.4% invested in common stock. The Company's mortgage loan is collateralized by retail properties located in Pennsylvania. The Company's only direct real estate investments are two buildings that are used as the current home office of the Insurance Company and two acres of undeveloped land in Nyack, New York.

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

The proceeds are invested in short-term investment grade commercial paper or loan participations at a positive spread until the settlement date of the similar security. In connection with its "dollar roll" transactions, the Company does not engage in yield maintenance transactions. The purchase and maturity dates of all short-term investments are matched exactly to the sale and purchase dates of the underlying collateral, with a 90-day maximum for any one transaction. During this period, the holding institution receives all income and prepayments for the security. To reduce the risk that a party will default on its obligations under the repurchase agreement, the Company only enters into "dollar roll" transactions with major securities dealers such as Morgan Stanley Dean Witter & Co. Incorporated, Bank of America, Merrill Lynch & Co., Salomon Smith Barney Inc., Bear, Stearns & Co. Inc., CS First Boston and Sandler, O'Neill L.P. Additionally, if the counterparty to the "dollar roll" agreement defaults under the terms of such agreement, the Company is not obligated to repurchase the underlying securities to the transaction. Under GAAP, during the period between the sale by the Company of a mortgage-backed security to the institution party to the "dollar roll" transaction and the Company's repurchase of a substantially similar mortgage-backed security from the holding institution, the Company's consolidated balance sheet will reflect both the mortgage-backed security sold to the holding institution and the cash received for such security as assets, and the Company's repurchase obligation as a liability. In fiscal 2002 and 2001, dollar roll transactions generated approximately $1.6 million and $1.7 million, respectively, of net investment income for the Company. Amounts outstanding to repurchase securities under dollar roll repurchase agreements were approximately $262.5 million and $260.6 million as of December 31, 2002 and December 31, 2001, respectively.

15.

The following table summarizes the Company's investment portfolio at

December 31, 2002.

Investment Portfolio

Total Carrying Value<F1>
(dollars in thousands)
Fixed Maturities
Bonds and Notes:
U.S. Government, government agencies
and authorities<F2>	$ 574,175
Investment grade corporate<F3>	1,932,856
Public utilities	402,897
Below investment grade corporate<F3>	223,832
Mortgage backed	328,324
Preferred stocks	180,498

Total Fixed Maturities<F4>	3,642,582

Equity Securities
Common stock	16,886

Other Investments:
Policy loans	17,633
Real Estate	415
Mortgage loans	9,289
Other long-term investments<F5>	254,659
Cash and short-term investments<F6>	301,923

Total cash and investments	4,243,387

_______________________________________________________________________________

<F1> All fixed maturity and equity securities are classified as available for sale; accordingly total carrying value equals estimated market value. Independent pricing services provide market prices for most publicly traded securities. Where prices are unavailable from pricing services, prices are obtained from securities dealers. For other long-term investments, estimated market value either approximates estimated carrying value or was not readily ascertainable. See "Note 1(c) to the Notes to the Consolidated Financial Statements for an explanation of the methodology used to value "Other Investments.""

<F2> Approximately $283.9 million of such securities represent beneficial ownership interests in mortgage-backed securities of FDIC, FHLMC, FNMA, GNMA or the RTC.

<F3> Ratings are based primarily upon those assigned by the NAIC.

<F4> Includes approximately $6.9 million of convertible debt securities and convertible preferred stock.

<F5> Consist principally of investments in limited partnerships, which are accounted for under the equity method.

<F6> Includes approximately $262.5 million attributable to "dollar roll" repurchase agreements.

16.

The following table summarizes the Company's investment results for the periods indicated, as determined in accordance with GAAP.

INVESTMENT RESULTS

	Year Ended December 31,
	2002	2001	2000	1999	1998
(Dollars in thousands)
Cash and total invested
Assets<F1>	$ 3,889,681	$3,187,299	$ 2,669,458	$ 2,506,250	$2,485,714
Net investment income<F2>	$ 267,561	$ 234,125	$ 225,224	$ 208,126	$ 187,155
Effective yield<F3>	7.56%	8.19%	9.21%	9.06%	8.14%
Net realized investment
Gains (Losses)<F4>	$ (146,743)	$(65,132)	$ (8,449)	$ 2,775	$ 17,185

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

The following table sets forth the composition of the Company's bond and notes portfolio by rating as of December 31, 2002.

Bond Portfolio Ratings
		Percent
		of Total
	Estimated	Estimated
	Market	Market
Rating<F1>	Value<F2>	Value<F2>
	(Dollars in thousands)

Aaa.........................	$ 849,742	24.5%
Aa .........................	171,210	4.9
A .........................	932,683	27.0
Baa.........................	1,237,190	35.7
Total investment grade<F3>.	3,190,825	92.1
Ba .........................	175,644	5.1
B .........................	61,318	1.8
C .........................	34,297	1.0
Total non-investment grade.	271,259	7.9
Total......................	$3,462,084	100.0%

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

<F2> Independent pricing services provide market prices for most publicly traded securities. Where prices are unavailable from pricing services, prices are obtained from securities dealers.

F3> Approximately 8.9% of which consist of U.S. government and agency bonds.

17.

According to Moody's, bonds which are rated "A" possess many favorable investment attributes and are to be considered as upper medium grade obligations. Moody's applies numerical modifiers "1", "2" and "3" in each generic rating classification from Aa to B. Modifier "1" indicates a bond in the higher end of a generic rating classification.

The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations, " which are used by insurers when preparing their statutory annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. NAIC ratings are assigned annually as of December 31, and rerated periodically. Of the bonds and notes in the Company's investment portfolio, approximately 90.6% were in one of the highest two NAIC Designations at December 31, 2002. The following table sets forth the carrying value and estimated market value of these securities according to NAIC Designations at December 31, 2002.

		Percent
		of Total
NAIC Designations	Estimated	Estimated
(generally comparable to	Market	Market
Moody's ratings)<F1>	Value <F2>	Value<F2>
	(Dollars in thousands)

1 (Aaa, Aa, A) .............	$1,731,561	50.1%
2 (Baa) ....................	1,402,481	40.5
3 (Ba) .....................	211,058	6.1
4 (B) ......................	59,980	1.7
5 (Caa, Ca) ................	49,279	1.4
6 (C) ......................	7,725.2
	$3,462,084	100.0%

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

The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSID. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting. As of December 31, 2002, approximately 7.9% of the Insurance Company's total admitted assets were invested in below investment grade debt securities. In addition, as of that date, there were seven bond holdings in the Insurance Company's investment portfolio, which were in default with an estimated market value totaling $7.3 million. For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Also see "Note 2 to the Notes to Consolidated Financial Statements" for certain other information concerning the Company's investment portfolio.

18.

The following table sets forth the scheduled maturities for the Company's investments in bonds and notes as of December 31, 2002.

Scheduled Maturities
		Percent
		of Total
	Estimated	Estimated
	Market	Market
Maturity<F1>	Value<F2>	Value<F2>
	(Dollars in thousands)
Due in one year or less	$ 14,885.4%
Due after one year through five years	66,337	1.9
Due after five years through 10 years	482,091	13.9
Due after 10 years through 20 years	2,570,447	74.3
Total	3,133,760	90.5
Mortgage-backed bonds	328,324	9.5
Total bonds and notes	$3,462,084	100.0%

________________________________________________________________________________

<F1> This table is based upon stated maturity dates and does not reflect the effect of prepayments, which would shorten the average life of these securities. All securities are classified as available for sale; accordingly total carrying value equals estimated market value.

<F2> Independent pricing services provide market prices for most publicly traded securities. Where prices are unavailable from pricing services, prices are obtained from securities dealers.

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

The Insurance Company is required to file detailed periodic reports and financial statements with the state insurance regulators in each of the states in which it does business. In addition, insurance regulators periodically examine the Insurance Company's financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. As part of their routine regulatory oversight process, the NYSID generally conducts detailed examinations every three years of the books, records and accounts of the Insurance Company. The Insurance Company's last examination occurred during 2002 for the four-year period ended December 31, 2000. The final report was issued on January 11, 2002 and it did not contain any significant issues or adjustments.

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

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains). The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The NYSID has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to its parent company. To preserve capital, the Insurance Company paid no dividends in fiscal 2002 and in 2001 and 2000, the Insurance Company paid dividends of $27.7 million and $49.6 million, respectively, to the Company.

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

NAIC-IRIS Ratios

The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 industry ratios and specifies "normal ranges" for each ratio. The IRIS ratios were designed to advise state insurance regulators of significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. These changes need not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "normal ranges," such state regulators may, but are not obligated to, inquire of the company regarding the nature of the company's business to determine the reasons for the ratios being outside the "normal range." No regulatory significance results from being out of the normal range on fewer than four of the ratios. The Company anticipates that it may from time to time fall outside the "normal range" on some of these ratios. For the year ended December 31, 2002, three ratios fell outside the normal range. These ratios consisted of 1) Net Change in Capital and Surplus, 2) Gross Change in Capital and Surplus and 3) Net Income to Total Income. The first two ratios decreased 18% and the third decreased 9%. These declines are attributable to other than temporary impairments the Insurance Company recognized in the financial statements at December 31, 2002. If four or more of the Company's ratios fall outside the "normal range," the Company is likely to experience regulatory inquiry and a higher level of scrutiny.

21.

Risk-Based Capital

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula. The standards require the computation of a risk-based capital amount, which then is compared to a company's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for the Insurance Company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level). At December 31, 2002, the Insurance Company’s Company Action Level was $132.1 million and the Mandatory Control Level was $46.2 million. The Insurance Company’s adjusted capital at December 31, 2002 was $241.4 million which exceeds all four action levels.

Assessments Against Insurers

Most applicable jurisdictions require insurance companies to participate in guaranty funds, which are designed to indemnify policyholders of insolvent insurance companies. Insurers authorized to transact business in these jurisdictions generally are subject to assessments based on annual direct premiums written in that jurisdiction. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's solvency and, in certain instances, may be offset against future state premium taxes. The amount of these assessments in prior years has not been material, however, the amount and timing of any future assessment on the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Company and the Insurance Company. Recent failures of substantially larger insurance companies could result in future assessments in material amounts.

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

On December 29, 2000, the Company announced the completion of the purchase of The Central National Life Insurance Company of Omaha ("Central National") from the Household Insurance Group Holding Company, a subsidiary of Household International, Inc. Central National which has assets of $15.2 million and capital and surplus of $14.9 million as of December 31, 2002, is licensed to market insurance products in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. In June 2002, the ownership of Central National was changed to the Insurance Company and treated as a capital contribution.

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

Item 3. Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 28, 2003, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to its shareholders for vote during the fiscal quarter ended December 31, 2002.

23.

PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters

The Company's common stock trades on The NASDAQ Stock MarketSM under the symbol "PLFE." The following table sets forth, for the indicated periods, the high and low bid quotations for the common stock as of the close of business each day, as reported by the National Association of Securities Dealers, Inc., and the per share cash dividends declared on the common stock.

			Cash Dividends
	High	Low	Declared Per Share

Fiscal 2001
First Quarter	$ 17.594	$ 14.938	$.10
Second Quarter	22.400	15.000	.10
Third Quarter	21.310	16.990	.10
Fourth Quarter	21.060	17.100	.10

Fiscal 2002
First Quarter	$ 23.01	$ 19.40	.10
Second Quarter	26.20	19.85	.10
Third Quarter	20.70	14.25	.10
Fourth Quarter	14.99	6.98	.10

Fiscal 2003
First Quarter	$ 10.32	$ 6.18	.10
(through March 28, 2003)

The Company regularly has paid semi-annual cash dividends since 1980 and since the first quarter of 1997 has paid quarterly cash dividends. During the first quarter of 2003, the Company declared a quarterly cash dividend of $.10 per share payable April 1, 2003. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, financial condition, and dividends from the Insurance Company. Any determination to pay dividends would be at the discretion of the Company's Board of Directors and is subject to regulatory and contractual restrictions as described in "Part I -- Business -- Insurance Regulation" and Part II -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." On March 28, 2003 there were approximately 718 holders of record of the Company's common stock.

24.

Item 6. Selected Financial Data

Selected consolidated financial data for the Company are presented below for each of the five years in the period ended December 31, 2002. This data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

Income Statement Data:

	Year Ended December 31,
	2002	2001	2000	1999	1998
(in thousands, except per share data)

Total Revenue	$ 204,740	$ 284,408	$ 284,458	$ 278,060	$ 242,206

Benefits	276,769	267,350	197,765	181,126	146,410
Interest Expense
On Notes payable	10,633	8,836	9,773	8,960	7,124
Selling, General and
Administrative Expenses	16,579	26,823	18,931	18,482	16,927
Total Benefits and
Expenses	303,981	303,009	226,469	208,568	170,461

Provision (benefit) for
Income Taxes	(29,972)	(10,896)	17,127	21,261	22,521

Net Income	(69,269)	$ (7,705)	$ 40,862	$ 47,717<F1>	$ 49,224
Income Per Share	$ (2.36)	$ (.26)	$ 1.36	$ 1.53<F1>	$ 1.53
Dividends Per Share	$ .40	$ .40	$ .39	$ .345	$ .285

<F1> Includes extraordinary loss of $514 thousand or $.02 per share.

Balance Sheet Data:

	At December 31,
	2002	2001	2000	1999	1998
(in thousands)

Assets	$ 4,472,184	$ 3,790,431	$ 2,982,425	$ 2,653,665	$ 2,606,799
Total Capitalization
Notes Payable	150,000	$ 150,000	$ 100,000	$ 100,000	$ 50,000
Shareholders' Equity	398,691	427,094	465,527	406,468	523,244

Total	548,691	$ 577,094	$ 565,527	$ 506,468	$ 573,244

25.

Item 7. Management's Discussion and Analysis of Financial Condition and Results

of Operations

General

The Company has one reportable operating segment with two primary lines of business; individual annuities and individual life insurance. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities, which have life contingencies. With respect to that portion of single premium annuity contracts without life contingencies, as well as single premium deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholders' account balances. With respect to products that are accounted for as policyholders' account balances, revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from the policyholders' account balances. The Company's operating earnings are derived primarily from these revenues, plus the Company's investment results, including realized gains (losses), less interest credited, benefits to policyholders and expenses.

Certain costs related to the sale of new business are deferred as "deferred policy acquisition costs" ("DAC") and amortized into expenses in proportion to the recognition of earned revenues. Costs deferred include principally commissions, certain expenses of the policy issue and underwriting departments and certain variable sales expenses. Under certain circumstances, DAC will be expensed earlier than originally estimated, including those circumstances where the policy terminations are higher than originally estimated with respect to certain annuity products. Most of the Company's annuity products have surrender charges that are designed to discourage and mitigate the effect of early terminations.

The Insurance Company is rated "B+ (Very Good)" by A.M. Best as of December 31, 2002.

Results of Operations

Comparison of Fiscal Year 2002 to Fiscal Year 2001 and Fiscal Year 2001 to Fiscal Year 2000.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased to approximately $81.0 million in fiscal 2002 from approximately $111.5 million in fiscal 2001, a decrease of approximately 27.4%. This decrease is attributable to a decrease in sales of the Insurance Company¢ s Single Premium immediate annuities with life contingencies. Annuity considerations decreased to approximately $69.4 million in fiscal 2002 from approximately $97.4 million in fiscal 2001, a decrease of approximately $28.0 million. In accordance with GAAP, sales of single premium deferred annuities are not reported as annuity considerations, but rather as additions to policyholder account balances. Based on statutory accounting, revenue from sales of single premium annuities were approximately $815.8 million, $700.1 million and $350.4 million in fiscal 2002, 2001 and 2000, respectively. Management believes that the increase in annuity considerations is due to the successful expansion of our Marketing Department. Beginning in 1996, the Company added regional sales directors in various states. These regional sales directors have added new general agents, which have generated sales.

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

Of this amount, annuity considerations increased to approximately $97.4 million in fiscal 2001 from approximately $55.2 million in fiscal 2000, an increase of approximately $42.2 million.

Policy Fee Income

Universal life and investment type policy fee income was approximately $.7 million in fiscal 2002, as compared to approximately $.8 million in fiscal 2001 and approximately $.7 million in fiscal 2000. The decrease in 2002 is attributed to a reduced number of life policies surrendered during 2002 that were within the surrender charge period. Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

Net Investment Income

Net investment income totaled approximately $267.6 million in fiscal 2002, as compared to approximately $234.1 million in fiscal 2001 and approximately $225.2 million in fiscal 2000. This represents approximately a 14.3% increase comparing fiscal 2002 to fiscal 2001 and approximately 4.0% increase comparing fiscal 2001 to fiscal 2000. The increases are attributable principally to an increase in fixed maturities as a result of our increase in sales. Investment income from "other invested assets" totaled approximately $21.9 million in fiscal 2002, $40.3 million in fiscal 2001 and $36.8 million in fiscal 2000. In fiscal 2002, 2001 and 2000, the Insurance Company participated in "dollar roll" transactions (i.e., the sale of a mortgage-backed security and a simultaneous agreement to purchase a similar security at a later date at a lower price) to enhance investment income. The proceeds from the sale are invested in short-term securities at a positive spread until the settlement date of the similar security. During this period, the holding institution receives all income and prepayments for the security. During 2002, the Company recorded approximately $1.6 million of additional investment income on these transactions. The Company's ratio of net investment income to average cash and invested assets less net investment income for the years ended December 31, 2002, 2001 and 2000 was approximately 7.56%, 8.19% and 9.21%, respectively. For additional information, please refer to "Note 2 of the Notes to Consolidated Financial Statements."

Net Realized Investment Gains and Losses

Realized investment losses amounted to approximately $146.7 million in fiscal 2002, as compared to approximately $65.1 million of losses in fiscal 2001 and losses of approximately $8.5 million in fiscal 2000. Realized investment losses for years ended December 31, 2002, 2001 and 2000 include realized investment losses of approximately $147.3 million, $50.7 million and $22.8 million, respectively, attributable to writedowns of certain securities contained in the Company's investment portfolio. Investment securities with unrealized losses are placed on an internal watch list and are carefully evaluated to determine whether such losses are other than temporary. Evaluations of watch list securities are monitored on an ongoing basis. Various criteria are utilized in the evaluation of the financial performance of the issuer, including capital structure, debt maturities, earnings trends, asset quality, Industry trends, regional and economic trends and specific events including: a) company specific event, such as missed interest payments, accounting issues, gain or loss of major revenue generating contract(s), significant change in availability and cost of raw material or labor; and, b) specific market- driven events such as dramatic changes in interest rates or geo-political events. The result of this analysis is then evaluated in the context of the Company’s intent to hold to maturity barring any significant adverse change in credit conditions, as well as the Company’s need for liquidity. When issuers are determined to be other than temporary, the Company adjusts the book value to reflect the net realizable value or fair value, as appropriate, on a quarterly basis. Realized investment gains (losses) also result from sales of certain equities and convertible securities, and calls and sales of fixed maturity investments in the Company's investment portfolio.

27.

The following table presents the amortized cost and gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by less than 20%, or 20% or more for December 31, 2002:

	Amortized Cost		Gross Unrealized Losses		Gross Unrealized Losses Net of Principal Protected Notes
	Less than 20%	20% or More	Less than 20%	20% or More	Less than 20%	20% or More
			(in thousands)
Less than six months	326,172	114,361	13,105	33,499	13,105	33,499
Six months or greater but less than nine months	29,072	48,966	618	17,301	618	11,665
Nine months or greater but less than twelve months	68,122	24,159	6,947	6,787	6,947	2,616
Twelve months or greater	260,196	249,902	18,873	72,055	16,206	7,583

Total	683,562	437,388	39,543	129,642	36,876	55,363

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2002.

	Gross Unrealized Losses	% Of Total	Gross Unrealized Losses Net of Principal Protected Notes	% Of Total
	(in thousands)		(in thousands)
Less than 20%	39,543	23.4	36,876	40.0
20% or more for less than six months	33,499	19.8	33,499	36.3
20% or more for six months or greater	96,143	56.8	21,864	23.7

Total	169,185	100.0	92,239	100.0

Approximately 89% of the securities with an unrealized loss of 20% or more for a period equal to or greater than twelve months are Principal Protected Notes. This structure utilizes AAA collateral such as U.S Treasury Strips, in conjuction with a variable rate coupon. The AAA rated collateral accretes to par at maturity, defeasing the security and thereby insulating the holder from any negative credit events which might interfere with the repayment of principal.

Total Benefits and Expenses

Total benefits and expenses for fiscal 2002 aggregated approximately $304.0 million, as compared to approximately $303.0 million for fiscal 2001 and approximately $226.5 million for fiscal 2000. This represents an increase of approximately .3% comparing fiscal 2002 to fiscal 2001 and an increase of approximately 33.8% comparing fiscal 2001 to fiscal 2000. The reasons for these changes will be discussed under the respective components below.

Interest Credited and Benefits to Policyholders

Interest credited and benefits to policyholders amounted to approximately $276.8 million in fiscal 2002 as compared to approximately $267.4 million in fiscal 2001 and approximately $197.8 million in fiscal 2000. This represents an increase of approximately 3.5% comparing fiscal 2002 to fiscal 2001 and approximately a 35.2% increase comparing fiscal 2001 to fiscal 2000. These increases principally are attributable to a higher level of policyholder account balances as a result of the increase in annuity considerations received during the respective years.

The Insurance Company’s average credited rates for reserves and account balances for the 12 months ended December 31, 2002, 2001 and 2000 were less than the Company’s ratio of net investment income to mean assets for the same periods as noted above under "Net Investment Income." Although management does not currently expect material declines in the spread between the Company’s average credited rate for reserves and account balances and the Company’s ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the spread will not decline in future periods or that such decline will not have a material adverse effect on the Company’s financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and the Company in particular, the Company may, from time to time, adjust the average credited rates on certain of its products. There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

28.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $10.63 million in fiscal 2002, approximately $8.84 million in fiscal 2001 and approximately $9.77 million in fiscal 2000. The increase in interest expense in fiscal 2002 is attributable to the Company's rate lock loss in connection with the issuance of the senior notes due 2009.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $47.2 million in fiscal 2002 as compared to approximately $50.3 million in fiscal 2001 and approximately $29.9 million in fiscal 2000. This represents a decrease of approximately 6.2% comparing fiscal 2002 to fiscal 2001 and an increase of approximately 68.2% comparing fiscal 2001 to fiscal 2000. The decrease in fiscal 2002 compared to fiscal 2001 is attributable to a reduction in the Company’s general expenses due to expense controls initiated in 2002. The increase in fiscal 2001 compared to 2000, principally is attributable to higher costs associated with higher commissions and selling expenses incurred associated with the higher level of sales of single premium annuities offset by the company¢ s general expenses and taxes.

Deferred Policy Acquisition Costs

The change in the net DAC for fiscal 2002 resulted in a credit of approximately $30.6 million, as compared to a credit of approximately $23.5 million in fiscal 2001 and a credit of approximately $11.0 million in fiscal 2000. Such changes are due (i) to the increase in costs associated with recent new product sales which have been deferred and are amortized in proportion to the recognition of earned revenue and (ii) to the effect of revisions to estimated gross profits on unamortized deferred acquisition costs which are reflected in the year such estimated gross profits are revised.

Income Before Income Taxes

For the reasons discussed above, income (loss) before income taxes amounted to approximately $(99.2) million in fiscal 2002, as compared to approximately $(18.6) million in fiscal 2001 and approximately $58.0 million in fiscal 2000.

Income Taxes

Income tax expense (benefit) was approximately $(30.0) million for fiscal 2002, as compared to approximately $(10.9) million in fiscal 2001 and approximately $17.1 million in fiscal 2000. The decrease in income taxes in fiscal 2002 is primarily attributable to realized capital losses during fiscal 2002. The Company's strategy was to utilize a carryback of its net capital gains reported in the Company's consolidated tax return in 2000 and 1999.

Net Income

For the reasons discussed above, the Company had net loss of approximately $(69.3) million in fiscal 2002, net loss of approximately $(7.7) million in fiscal 2001 and net income of approximately $40.9 million in fiscal 2000.

Liquidity and Capital Resources

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

29.

The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to their respective parent companies. To preserve capital, the Insurance Company paid no dividends in fiscal 2002 and in 2001 and 2000, the Insurance Company paid dividends of $27.7 million and $49.6 million, respectively, to the Company.

Principal sources of funds at the Insurance Company are premiums and other considerations paid, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies (including withdrawals and surrender payments), the payment of policy acquisition costs, operating expenses and the purchase of investments.

Given the Insurance Company's historic cash flow and current financial results, management believes that, for the next twelve months and for the reasonably foreseeable future, the Insurance Company's cash flow from operating activities will provide sufficient liquidity for the operations of the Insurance Company.

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments. The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on the Company's investments and rent from its real estate. During 2002, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share. During 2002 and 2001, the Company purchased and retired 0 and 26,000 shares of common stock, respectively. At December 31, 2002, the Company was authorized to purchase approximately 385,000 additional shares of common stock.

Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $26.8 million, $104.1 million and $71.7 million in fiscal 2002, 2001 and 2000, respectively. Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $684.6 million, $815.4 million and $288.5 million in fiscal 2002, 2001 and 2000, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to "dollar roll" repurchase transactions, and to sales and surrenders of the Company's annuity and universal life insurance products. The payment of dividends by the Company to its stockholders also is considered to be a financing activity. Net cash provided by the Company's financing activities amounted to approximately $668.9 million, $711.9 million and $189.5 million in fiscal 2002, 2001 and 2000, respectively. These fluctuations primarily are attributable to higher policyholder account balances (as a result of increased sales), the new line of credit established in 2001, partially offset by the payment of dividends to the Company's shareholders during fiscal year 2002.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company. In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase all of the outstanding principal amount of such notes. As of December 31, 2002, the Company believes that it is in compliance with all of the covenants.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2002.

30.

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

The Company's deferred annuity products are designed to encourage persistency by incorporating surrender charges. An annuitant may not terminate or withdraw substantial funds for a period of generally seven years without incurring significant penalties in the form of surrender charges. Approximately 24.9%, 30.5% and 42.0% of the Company's deferred annuity contracts in force (measured by reserves) as of December 31, 2002, 2001, and 2000 are surrenderable without charge. The decrease since December 31, 2000 is attributable to the increase in deferred annuity contracts inforce as a result of the increase in annuity considerations received.

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

Based on market values and prevailing interest rates as of December 31, 2002, a hypothetical instantaneous increase of 100 basis points would produce a loss in fair value of fixed maturity assets of approximately $242.8 million. Since the Company is able to hold its fixed maturity securities to maturity, it does not expect to realize significant losses under such a hypothetical scenario.

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios. In addition, the Company invests a portion of its total assets in short-term investments (approximately 6.46%, 8.13% and 8.77% as of December 31, 2002, 2001 and 2000, respectively). The weighted average duration of the Company's bond portfolio was approximately five and three quarter years as of December 31, 2002. The Company's fixed maturity investments are all classified as available for sale and include those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors.

These investments are carried at market value, and unrealized gains (losses), net of federal income taxes and deferred policy acquisition costs, if any, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event the Company recognizes a loss throught the income statement. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged or credited directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event the Company recognizes a loss.

Capital expenditures during fiscal 2002 were approximately $29,000. As of December 31, 2002, the Company had no outstanding commitments for significant capital expenditures.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSID. Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices. As of December 31, 2002 and 2001, approximately 7.9% and 7.04%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

31.

The Company maintains a portfolio which includes below investment grade securities which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at estimated market value. As of December 31, 2002 and 2001, the carrying value of these securities was approximately $271.3 million and $275.0 million, respectively (representing approximately 6.1% and 7.3%, respectively, of the Company's total assets).

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

In certain situations, the terms of some fixed maturity assets are restructured or modified. There were no restructured fixed maturity assets at December 31, 2002.

As of December 31, 2002, approximately 6.7% of the Insurance Company's total invested assets were invested in limited partnerships and equity securities. Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Insurance Company's invested assets. Investments in limited partnerships are included in the Company's consolidated balance sheet under the heading "Other invested assets." See "Note 2 to the Notes to Consolidated Financial Statements." The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $122.4 million of additional capital to certain of these limited partnerships. $7.7 million in commitments will expire in 2003, $30.4 million in 2004, $28.1 million in 2005, $21.4 million in 2006 and $34.7 in 2007. The Company may make selective investments in additional limited partnerships as opportunities arise. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all. Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships. The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

As previously discussed, in fiscal 2002 and 2001 the Company participated in "dollar roll" repurchase agreement transactions. Amounts outstanding to repurchase securities under such agreements were approximately $262.5 million and $260.6 million at December 31, 2002 and 2001, respectively. The Company may engage in selected "dollar roll" transactions as market opportunities arise.

32.

All 50 states of the United States, the District of Columbia and Puerto Rico have insurance guaranty fund laws requiring all life insurance companies doing business within the jurisdictions to participate in guaranty associations, which are organized to pay contractual obligations under insurance policies (and certificates issued under group insurance policies) issued by impaired or insolvent life insurance companies. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's solvency. The amount of these assessments in current and prior years has not been material, however, the amount and timing of any future assessment on the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Company and the Insurance Company. Recent failures of substantially larger insurance companies could result in future assessments in material amounts.

See "Item 1 - Business - Insurance Regulation" for a description of certain NAIC initiatives that also may impact the Company's financial condition and results of operations.

Effects of Inflation and Interest Rate Changes

The Company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline, the Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates, and vice versa. Management is aware that prevailing market interest rates frequently shift and, accordingly, the Company has adopted strategies that are designed to address either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company's average cost of funds would be expected to increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. In addition, the market value of the Company's fixed maturity portfolio decreases resulting in a decline in shareholders' equity. Concurrently, the Company would attempt to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities associated with such annuities. Management believes that liquidity necessary in such an interest rate environment to fund withdrawals, including surrenders, would be available through income, cash flow, the Company's cash reserves or from the sale of short-term investments. In a declining interest rate environment, the Company's cost of funds would be expected to decrease over time, reflecting lower interest crediting rates on its fixed annuities. Should increased liquidity be required for withdrawals in such an interest rate environment, management believes that the portion of the Company's investments which are designated as available for sale in the Company's consolidated balance sheet could be sold without materially adverse consequences in light of the general strengthening in market prices which would be expected in the fixed maturity security market.

33.

Interest rate changes also may have temporary effects on the sale and profitability of the universal life and annuity products offered by the Company. For example, if interest rates rise, competing investments (such as annuity or life insurance products offered by the Company's competitors, certificates of deposit, mutual funds and similar instruments) may become more attractive to potential purchasers of the Company's products until the Company increases the rates credited to holders of its universal life and annuity products. In contrast, as interest rates fall, the Company attempts to lower its credited rates to compensate for the corresponding decline in its net investment income. As a result, changes in interest rates could materially adversely effect the financial condition and results of operations of the Company depending on the attractiveness of alternative investments available to the Company's customers. In that regard, in the current interest rate environment, the Company has attempted to maintain its credited rates at competitive levels which are designed to discourage surrenders and which may be considered attractive to purchasers of new annuity products. In addition, because the level of prevailing interest rates impacts the Company as well as its competition, management does not believe that the current interest rate environment has materially affected the Company's competitive position vis a vis other life insurance companies that emphasize the sale of annuity products. Notwithstanding the foregoing, if interest rates continue at current levels or decline, there can be no assurance that this segment of the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales and thereby be materially adversely affected. Conversley, if interest rates rise, competing investments (such as annuity or life insurance products offered by the Company’s competitors, certificates of deposit, mutual funds and similar investments) may become more attractive to potential purchasers of the Company’s products until the Company increases it’s credited rates.

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

34.

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 deferred the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 and SFAS 138 are required to be reported in income. The impact of adopting SFAS 133 and 138 was for the Company to record, as a transition adjustment to accumulated comprehensive income, effective January 1, 2001, an unrealized loss of $5.5 million. In July 2002, the Financial Accounting Standards Board ("FASB") issued certain additional guidance relating to the identification of embedded derivatives under SFAS 133 and SFAS 138. The Financial Accounting Standards Board ("FASB") continues to issue additional guidance relating to the accounting for derivatives under SFAS 133 and SFAS 138. Adoption of the additional guidance of SFAS 133 and SFAS 138 did not have an impact on the Company’s consolidated financial statements for 2002.

Effective April 1, 2001, the Company adopted certain additional accounting and reporting requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125, relating to the derecognition of transferred assets and extinguished liabilities and the reporting of servicing assets and liabilities. The initial adoption of these requirements did not have an impact on the Company¢ s consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and identifiable intangible assets other that goodwill be amortized over their useful lives. SFAS No. 141 is effective for acquisitions made after June 30, 2001. The provisions of SFAS No. 142 were effective for fiscal years beginning after December 15, 2001. Adoption of SFAS 141 and SFAS 142 did not have an impact on the Company's consolidated financial statements for 2001 and 2002.

In September 2001, the Emerging Issues Task Force issued No. 01-10, "Accounting for the Impact of the Terrorist Attack of September 11, 2001" (EITF 01-10 requires that losses or cost resulting from the September 11th events be classified as part of income from continuing operations in the statement of operations. Application of EITF 01-10 did not have an impact on the Company's consolidated financial statements.

In July 2001, the SEC released Staff Accounting Bulletin 102, Selected Loan Loss Allowance and Documentation Issues ("SAB 102"). SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company did not have an impact on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No.144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"). SFAS provides a single model for accounting for long-lived assets to be disposed by superceding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No.30, Reporting the Results of Operations - Reporting the Effects of

35.

Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions ("APB 30"). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less cost to sell rather than on a net realizable value basis. Future operating losses relating to discontinued operations are also no longer recognized before they occur. SFAS 144 broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business.) SFAS 144 also requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed. SFAS 144 retains the basic provisions of (i) APB 30 regarding the presentation of discontinued operations in the income statement, (ii) SFAS 121 relating to recognition and measurement of impaired long-lived assets classified as held for sale. SFAS 144 was effective beginning January 1, 2002. The adoption of SFAS 144 by the Company did not have an impact on the Company's consolidated financial statements.

In August 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities (² SFAS 146² ). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF 94-3, ² Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)² . SFAS 146 replaces EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

The adoption of SFAS 146 is not expected to have a material impact on the Company¢ s consolidated financial statements.

In October 2002, the FASB issued SFAS No.147, Acquisitions of Certain Financial Institutions (² SFAS 147² ). This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises. The standard is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS 147 did not have an impact on the Company¢ s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (² FIN 45² ). FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. Disclosure requirements under FIN 45 are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of FIN 45. The intial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a significant impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (² FIN 46² ). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is in the process of assessing the impact of FIN 46 on its consolidated financial statements.

In March 1999, the National Association of Insurance Commissioner ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2002. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The New York State Insurance Department ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements, effective January 1, 2001. On October 1, 2002 NYSID modified its orginal adoption of Codification to allow for the recognition of Deferred

36.

Tax Assets (² DTA² ) and Deferred Tax Liabilities (² DTL² ), with certain restrictions. This change allowed the Insurance Company to recognize a DTA of approximately $22.4 million at December 31, 2002 for statutory reporting purposes. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of December 31, 2002 or 2001.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (² GAAP² ) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The critical accounting policies, estimates and related judgments underlying the Company¢ s consolidated financial statements are summarized below. In applying these accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company¢ s business and operations.

INVESTMENTS

The Company¢ s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. Management evaluates whether impairments have occurred case- by- case. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near- term recovery. Inherent in management¢ s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub- sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; and (vi) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets. The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Company deems to be comparable and assumptions deemed appropriate given the circumstances. The use of different methodologies and assumptions may have a material effect of the estimated fair value amounts.

DEFERRED POLICY ACQUISITION COSTS

The Company incurs significant costs in connection with acquiring new business. These costs, which vary with and are primarily related to the production of new business, are deferred. The recovery of such costs is dependent upon the future profitability of the related product, which in turn is dependent mainly on investment returns in excess of interest credited, as well as, persistency and expenses. These factors enter into management¢ s estimate of future gross profits, which generally are used to amortize such costs. Changes in these estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the deferred acquisition asset and a charge to income if estimated future gross profits are less than amounts deferred.

37.

FUTURE POLICY BENEFITS

The Company establishes liabilities for amounts payable under life and health insurance policies and annuity contracts. Generally, these amounts are payable over a long period of time and the profitabiltiy of the products is dependent on the pricing. Principal assumptions used in pricing policies and in the establishment of liabilities for future policy benefits are investment returns, mortality, expenses and persistency.

EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit plan covering employees who meet specified eligibility requirements. The reported expense and liability associated with these plans requires use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. Management determines these assumptions based upon currently available market and industry data, historical performance of the plans and its assets. The actuarial assumptions used by the Company may differ materially from actual assets due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the Company¢ s consolidated financial statements.

The actuarial assumptions used in the calculation of the Company’s projected benefit obligation include the expected rate of compensation increases of 3.00%, a discount rate of 6.50% and an expected return on assets of 7.50%. The projected benefit obligation at December 31, 2002 is $8.7 million.

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

Item 13. Certain Relationships and Related Transactions

None

38.

Item 14. Controls and Procedures

The Chairman and Chief Executive Officer and the Principal Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods in the SEC’s rules and forms,and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and the Principal Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There are no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Item 15. Principal Accounting Fees and Services

The information relating to Principal Accounting Fees and Services will be included in the Proxy Statement under the heading "Selection of Independent Auditors" and is incorporated herein by reference.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a). The Independent Auditors' Report, Consolidated Financial Statements and Consolidated Financial Statement Schedules listed in the Table of Contents on page F-1 are being filed as part of this Form 10-K.

(b). During the last quarter of the fiscal year ended December 31, 2002 the Company did not file a current report on Form 8-K.

(c). Exhibit Index

Exhibit

Number Description of Document

  Certificate of Ownership and Merger, as filed with the Secretary of State of Delaware on July 27, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

2.02 Certificate of Merger, as filed with the Secretary of State of State of New York on July 27, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

3.01 Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of State of New York on June 8, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

3.02 Certificate of Correction of the Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of State of New York on June 29, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

3.03 Certificate of Incorporation of Presidential Life Corporation, a Delaware corporation (now the Company) (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992)

39.

3.04 By-Laws of Presidential Life Corporation, a Delaware corporation (now the Company) (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992)

4.01 Form of Indenture dated as of December 15, 1993 between the Registrant and M&T Bank relating to the 9 1/2% Senior Notes due 2000 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of the Company filed on September 2, 1993)

  Form of Indenture dated as of February 23, 1999 between the Registrant and Bankers Trust Company relating to the 7 7/8% Senior Notes due 2009 (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-3 of the Company filed on November 3, 1998)

10.01 Reinsurance Agreements, dated January 1, 1969, March 1, 1979 and November 15, 1980, in each case together with all amendments thereto, Between the Registrant and Life Reassurance Corporation of America (formerly known as General Reassurance Corporation) (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992)

10.02 Reinsurance Agreements, dated September 25, 1969 and November 21, 1980, in each case together with all amendments thereto, by and between Presidential Life Insurance Company and Security Benefit Life Insurance Company (now known as Swiss Re Life & Health America) (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992)

10.03 Form of Indemnification Agreement (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992)

10.04 Presidential Life Corporation 1984 Stock Option Plan (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992)

10.05 Presidential Life Corporation 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 28.1 to the Registration Statement on Form S-8 of the Company filed on July 16, 1996)

11.01 Statement Re Computation of Per Share Earnings is clearly determinable from the information contained in this Form 10-K

  Subsidiaries of the Registrant (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992)
  Consent of Deloitte & Touche, LLP

99.01 Certification of Chief Executive Officer Pursuant

to Exchange Act Rule 13a-14

99.02 Certification of Principal Financial Officer Pursuant

to Exchange Act Rule 13a-14.

  Certification of Chief Executive Officer Pursuant to

Section 906 of the Sarbanes Oxley Act of 2002

99.04 Certification of Principal Financial Officer Pursuant to

Section 906 of the Sarbanes Oxley Act of 2002

40.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL LIFE CORPORATION

By /s/ Herbert Kurz

Herbert Kurz

Principal Executive Officer

and Director

Date: March 28, 2003

41.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 28, 2003 /s/ Herbert Kurz

Herbert Kurz

Principal Executive Officer

and Director

Date: March 28, 2003 /s/ Charles J. Snyder

Charles J. Snyder, Treasurer

and Principal Accounting Officer

Date: March 28, 2003 /s/ Peter A. Cohen

Peter A. Cohen Director

Date: March 28, 2003 /s/ Jules Kroll

Jules Kroll Director

Date: March 28, 2003 /s/ Lawrence Rivkin

Lawrence Rivkin Director

Date: March 28, 2003 /s/ Morton B. Silberman

Morton B. Silberman Director

42. A.-F.

INDEPENDENT AUDITORS¢ CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333- 63831 on Form S- 3 and 333- 08217 on Form S- 8, of Presidential Life Corporation, of our report dated February 14, 2003, appearing in this Annual Report on Form 10- K of Presidential Life Corporation for the year ended December 31 2002.

DELOITTE & TOUCHE LLP

New York, New York

March 28, 2003

43.

TABLE OF CONTENTS TO

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page

Independent Auditors' Report...................................... F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001 ... F-3

Consolidated Statements of Income - Years Ended December 31,2002,

2001 and 2000................................................... F-4

Consolidated Statements of Shareholders' Equity - Years Ended

December 31, 2001, 2001 and 2000............................. F-5

Consolidated Statements of Cash Flows - Years Ended December 31,

2002, 2001 and 2000.......................................... F-6

Notes to Consolidated Financial Statements........................ F-7

Consolidated Financial Statement Schedules:

II Condensed Balance Sheets (Parent Company Only) as of

December 31, 2002 and 2001................................. S-1

II Condensed Statements of Income (Parent Company

Only)- Years Ended December 31, 2002, 2001 and 2000........ S-2

II Condensed Statements of Cash Flows (Parent

Company Only) - Years Ended December 31, 2002, 2001

and 2000................................................... S-3

III Supplemental Insurance Information - Years Ended

Certification for Treasurer and Principal Accounting Officer. S-7

All schedules not included are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

F-1.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have audited the accompanying consolidated balance sheets of Presidential Life Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York

February 14, 2003

F-2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
ASSETS:	2002	2001
Investments:
Fixed maturities available for sale	$3,642,582	$2,967,684
Common stocks	16,886	25,909
Mortgage loans	9,289	13,398
Real estate	415	415
Policy loans	17,633	16,985
Short-term investments	288,822	308,311
Other invested assets	254,659	240,053
Total investments	4,230,286	3,572,755

Cash and cash equivalents	13,101	1,921
Accrued investment income	48,589	40,757
Amounts due from security transactions	1,033	784
Deferred federal income taxes, Net	9,319	15,199
Federal income tax recoverable	30,245	26,924
Deferred policy acquisition costs	113,039	103,082
Furniture and equipment, net	309	458
Amounts due from reinsurers	18,617	19,575
Other assets	5,450	5,923
Assets held in separate account	2,196	3,053
TOTAL ASSETS	$4,472,184	$3,790,431

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy liabilities:
Policyholders' account balances	$2,911,554	$ 2,167,332
Future policy benefits:
Annuity	636,789	583,483
Life and accident and health	68,812	69,006
Other policy liabilities	5,284	4,348
Total policy liabilities	3,622,439	2,824,169
Dollar repurchase agreements	262,518	260,556
Notes payable	100,000	100,000
Short-term note payable	50,000	50,000
Deposits on policies to be issued	6,375	69,019
General expenses and taxes accrued	6,380	9,255
Other liabilities	23,585	47,285
Liabilities related to separate account	2,196	3,053
Total liabilities	4,073,493	3,363,337

Shareholders' Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding
29,334,668 shares in 2002 and 29,320,689
Shares in 2001)	293	293
Accumulated other comprehensive income(loss)	17,820	(34,552)
Retained earnings	380,578	461,353
Total Shareholders' Equity	398,691	427,094

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,472,184	$3,790,431

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Years Ended December 31

	2002	2001	2000
REVENUES:
Insurance revenues:
Premiums	$11,605	$ 14,137	$ 7,402
Annuity considerations	69,422	97,380	55,247
Universal life and investment type
policy fee income	679	777	697
Net investment income	267,561	234,125	225,224
Net Realized investment losses	(146,743)	(65,132)	(8,449)
Other income	2,216	3,121	4,337
TOTAL REVENUES	204,740	284,408	284,458

BENEFITS AND EXPENSES:
Death and other life insurance benefits	13,566	14,330	10,587
Annuity benefits	64,310	57,937	47,811
Interest credited to policyholders'
account balances	146,502	108,422	86,943
Interest expense on notes payable	10,633	8,836	9,773
Other interest and other charges	79	980	490
Increase in liability for
future policy benefits	52,312	85,681	51,934
Commissions to agents, net	32,323	32,066	18,184
General expenses and taxes	14,888	18,280	11,698
Increase in deferred policy
acquisition costs	(30,632)	(23,523)	(10,951)
TOTAL BENEFITS AND EXPENSES	303,981	303,009	226,469

(Loss)income before income taxes	(99,241)	(18,601)	57,989

Provision (benefit) for income taxes:
Current	(8,370)	(13,363)	19,173
Deferred	(21,602)	2,467	(2,046)
	(29,972)	(10,896)	17,127

NET (LOSS)INCOME	$(69,269)	$ (7,705)	$ 40,862

Weighted average number of shares
outstanding during the year	29,332,120	29,315,505	30,160,414

(Loss) Earnings per common share	$ (2.36)	$ (.26)	$ 1.36

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(in thousands, except share data)
				Accumulated
		Additional		Other
	Capital	Paid-in-	Retained	Comprehensive
	Stock	Capital	Earnings	Income (loss)	Total
Balance at
January 1, 2000	308	0	474,251	(68,091)	406,468

Comprehensive Income:

Net income			40,862		40,862

Net Unrealized Investment
Gains				52,428	52,428

Comprehensive Income					93,290

Purchase and Retirement
of Stock	(15)	(91)	(22,597)		(22,703)

Issuance of Shares
under Stock Option Plan		91			91

Dividends Paid to
Shareholders ($.345 per
share)			(11,619)		(11,619)

Balance at
December 31, 2000	293	0	480,897	(15,663)	465,527

Comprehensive Income:

Net loss			(7,705)		(7,705)

Transition Adjustment				(5,485)	(5,485)

Net Unrealized Investment
Losses				(13,404)	(13,404)

Comprehensive Loss					(26,594)

Purchase and Retirement
of Stock			(122)		(122)

Dividends Paid to
Shareholders ($.39 per
share)			(11,717)		(11,717)

Balance at
December 31, 2001	293	0	461,353	(34,552)	427,094

Comprehensive Income:

Net Loss			(69,269)		(69,269)

Loss on Rate Lock Hedge				(4,142)	(4,142)

Net Unrealized Investment
Gains (Losses)				56,514	56,514

Comprehensive Loss					(16,897)

Purchase and Retirement
of Stock			225		225

Dividends Paid to
Shareholders ($.40 per
share)			(11,731)		(11,731)

Balance at
December 31, 2002	293	0	380,578	17,820	398,691

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31
	2002	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$(69,269)	$ (7,705)	$40,862
Adjustments to reconcile net income to
net cash provided by operating activities:
Benefit(provision) for deferred income taxes	(21,602)	2,467	(2,046)
Depreciation and amortization	1,783	711	1,386
Net accrual of discount on fixed maturities	(20,357)	(11,166)	(9,812)
Realized investment losses	146,743	65,132	8,449
Changes in:
Accrued investment income	(7,832)	(9,325)	(3,616)
Deferred policy acquisition costs	(30,632)	(28,820)	(10,951)
Federal income tax recoverable	(3,321)	(21,278)	(3,044)
Liability for future policy benefits	53,112	91,894	55,074
Other items	(21,779)	22,224	(4,594)

Net Cash Provided by
Operating Activities	26,846	104,134	71,708

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(1,089,449)	(1,048,366)	(356,959)
Sales	119,038	99,240	30,535
Maturities, calls and repayments	272,482	143,487	99,146
Common Stocks:
Acquisitions	(10,292)	(8,038)	(15,969)
Sales	17,405	11,274	23,937
Decrease (increase) in short-term
investments and policy loans	16,990	(45,810)	(46,017)
Other Invested Assets:
Additions to other invested assets	(85,187)	(43,819)	(64,256)
Distributions from other invested assets	70,581	63,507	50,000
Purchase of property and equipment	-	167	181
Mortgage loan on real estate	4,109	1,495	332
Amounts due from security transactions	(249)	11,466	(9,450)

Net Cash Used in
Investing Activities	(684,572)	(815,397)	(288,520)

FINANCING ACTIVITIES:
Proceeds from Dollar Repurchase Agreements	3,117,054	2,805,155	2,467,687
Repayment of Dollar Repurchase Agreements	(3,115,092)	(2,777,809)	(2,447,091)
Proceeds from (repayment of) line of credit		50,000	(15,000)
Increase in policyholders' account balances	744,222	571,289	210,086
Repurchase of common stock	225	(135)	(22,703)
Bank overdrafts	(3,127)	14,979	5,935
Deposits on policies to be issued	(62,644)	60,134	2,223
Dividends paid to shareholders	(11,732)	(11,717)	(11,619)

Net Cash Provided by
Financing Activities	668,906	711,896	189,518

Increase (decrease) in Cash and Cash
Equivalents	11,180	633	(27,294)

Cash and Cash Equivalents at Beginning of Year	1,921	1,288	28,582

Cash and Cash Equivalents at End of Year	$13,101	$ 1,921	$1,288
Supplemental Cash Flow Disclosure:

Income Taxes Paid	$5,641	$ 7,857	$22,442

Interest Paid	$8,976	$ 8,577	$8,919

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-6.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Business

Presidential Life Corporation ("the Company"), through its wholly-owned subsidiary Presidential Life Insurance Company ("the Insurance Company"), is engaged in the sale of life insurance and annuities. The Insurance Company has assets of approximately $4.3 billion and surplus of $400.7 million as of December 31, 2002 and is licensed in 49 states and the District of Columbia.

On December 29, 1999, the Company purchased The Central National Life Insurance Company of Omaha ("Central National") from the Household Insurance Group Holding Company, a subsidiary of Household International, Inc. Central National which has assets of $15.2 million and capital and surplus of $14.9 million as of December 31, 2002, is licensed to market insurance products in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. In June 2002, the ownership of Central National was transferred to the Insurance Company as a capital contribution.

B. Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany transactions and balances have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current year’s presentation. The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has one reportable operating segment and therefore, no additional disclosures are required under Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information". Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

C. Investments

Fixed maturity investments available for sale represent investments which may be sold in response to changes in various economic conditions. These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value and the loss is recorded in the income statement. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of deferred federal income tax effect, if any, charged or credited directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

"Other invested assets" are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings. To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value.

F-7.

Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of December 31, 2002 and 2001. As of December 31, 2002, the Company was committed to contribute, if called upon, an aggregate of approximately $122.4 million of additional capital to certain of these limited partnerships.

In evaluating whether an investment security or other investment has suffered an impairment in value which is deemed to be "other than temporary", management considers all available evidence. When a decline in the value of an investment security or other investment is considered to be other than temporary, the investment is reduced to its net realizable value, (which contemplates the price that can be obtained from the sale of such asset in the ordinary course of business) which becomes the new cost basis. The amount of reduction is recorded in the income statement as a realized loss. A recovery from the adjusted cost basis is recognized as a realized gain only at sale.

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

Investments in short-term securities, which consist primarily of United States Treasury Notes and corporate debt issues maturing in less than one year, are recorded at amortized cost, which approximates market. Mortgage loans are stated at their amortized indebtedness. Policy loans are stated at their unpaid principal balance.

The Company's investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company. The investments are carried at cost less accumulated depreciation. Depreciation has been provided on a straight-line basis at the rate of 4% per annum for one building and 8% per annum for the other. Accumulated depreciation amounted to $206,800 and $206,800 at December 31, 2002 and 2001, respectively, and both buildings are fully depreciated and have no depreciation expense for the years ended December 31, 2002, 2001 and 2000.

D. Furniture and Equipment

Furniture and equipment is carried at cost and depreciated on a straight line basis over a period of five to ten years except for automobiles which are depreciated over a period of three years. Accumulated depreciation amounted to $1,073,200 and $894,900 at December 31, 2002 and 2001, respectively, and related depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $178,300 $230,900 and $230,400, respectively.

E. Recognition of Insurance Income and Related Expenses

Premiums from traditional life and annuity policies with life contingencies are recognized as income over the premium paying period. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This matching is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

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

For the years ended December 31, 2002, 2001, and 2000, approximately 41.3%, 35.5% and 52.0%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York.

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

Unamortized deferred policy acquisition costs for the years ended December 31, 2002 and 2001 are summarized as follows:

	2002	2001
(in thousands)
Balance at the beginning of year	$103,082	$74,262
Current year's costs deferred	31,306	33,817
Total	134,388	108,079
Less, amortization for the year	266	9,932
Total	134,122	98,147
Change in amortization related to
Unrealized(loss)gain in investments	(21,083)	4,935
Balance at the end of the year	$113,039	$103,082

F-9.

G. Future Policy Benefits

Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on anticipated experience, which, together with interest and expense assumptions, provide a margin for adverse deviation. Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contract holders' fund balances and after annuitization are equal to the present value of expected future payments. During the three years in the period ended December 31, 2002, interest rates used in establishing such liabilities range from 4.5% to 11% for life insurance liabilities and from 5.5% to 13.60% for annuity liabilities.

H. Policyholders' Account Balances

Policyholders' account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less mortality and expense charges and withdrawals.

These account balances are summarized as follows:

	2002	2001
	(in thousands)
Account balances at beginning of year	$ 2,167,332	$ 1,596,043
Additions to account balances	947,239	749,309
Total	3,114,571	2,345,352
Deductions from account balances	203,017	178,020

Account balances at end of year	$ 2,911,554	$ 2,167,332

Interest rates credited to account balances ranged from 4% to 12.5% in 2002, 2001 and 2000.

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

F-10.

K. Earnings Per Common Share

The Company has calculated earnings per share (EPS) presented on the face on the consolidated statement of income in accordance with SFAS No.128, Earnings Per Share. Basic EPS is computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The weighted average number of common shares used to compute diluted EPS for the year ended December 31, 2002, 2001 and 2000 was 29,374,401, 29,340,215 and 30,169,692 respectively. The dilution from the potential exercise of stock options outstanding did not change basic EPS.

L. Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and amounts due from banks with an original maturity of three months or less.

M. New Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 deferred the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 and SFAS 138 are required to be reported in income. The impact of adopting SFAS 133 and 138 was to record, as a transition adjustment to accumulated comprehensive income, effective January 1, 2001, an unrealized loss of $5.5 million. In July 2001, the Financial Accounting Standards Board ("FASB") issued certain additional guidance relating to the identification of embedded derivatives under SFAS 133 and SFAS 138. The Financial Accounting Standards Board ("FASB") continues to issue additional guidance relating to the accounting for derivatives under SFAS 133 and SFAS 138. The adoption of the additional guidance related to SFAS 133 and SFAS 138 did not have an impact on the Company¢ s Consolidated Financial Statements at December 31, 2002.

Effective April 1, 2001, the Company adopted certain additional accounting and reporting requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125, relating to the derecognition of transferred assets and extinguished liabilities and the reporting of servicing assets and liabilities. The initial adoption of these requirements did not have an impact on the Company¢ s consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and identifiable intangible assets other that goodwill be amortized over their useful lives. SFAS No. 141 is effective for which the date of acquisitions made after June 30, 2001. The provisions of SFAS No. 142 were effective for fiscal years beginning after December 15, 2001. Adoption of SFAS 141 and SFAS 142 did not have a material impact on the Company's consolidated financial statements for 2001 and 2002.

In September 2001, the Emerging Issues Task Force issued No. 01-10, "Accounting for the Impact of the Terrorist Attack of September 11, 2001" (EITF 01-10 requires that losses or cost resulting from the September 11th events be classified as part of income from continuing operations in the statement of operations. Application of EITF 01-10 did not have an impact on the Company's consolidated financial statements.

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

In October 2001, the FASB issued SFAS No.144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"). SFAS provides a single model for accounting for long-lived assets to be disposed by superceding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No.30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less cost to sell rather than on a net realizable value basis. Future operating losses relating to discontinued operations are also no longer recognized before they occur. SFAS 144 broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business.) SFAS 144 also requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed. SFAS 144 retains the basic provisions of (i) APB 30 regarding the presentation of discontinued operations in the income statement, (ii) SFAS 121 relating to recognition and measurement of impaired long-lived assets classified as held for sale. SFAS 144 was effective beginning January 1, 2002. The adoption of SFAS 144 by the Company did not have an impact on the Company's consolidated financial statements.

In August 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities (² SFAS 146² ). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF 94-3, ² Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)² . SFAS 146 replaces EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

The adoption of SFAS 146 is not expected to have a material impact on the Company¢ s consolidated financial statements.

In October 2002, the FASB issued SFAS No.147, Acquisitions of Certain Financial Institutions (² SFAS 147² ). This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises. The standard is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS 147 did not have a material impact on the Company¢ s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (² FIN² 45). FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial sttement disclosures for others. Disclosure requirements under FIN 45 are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of FIN 45. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a significant impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (² FIN 46² ). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficeint equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is in the process of assessing the impact of FIN 46 on its consolidated financial statements.

In March 1999, the National Association of Insurance Commissioner ("NAIC") adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The New York State Insurance Dept ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements was effective January 1, 2001. On October 1, 2002, NYSID modified its original adoption of Codification to allow for the recognition of Deferred Tax Assets (² DTA² ) and Deferred Tax Liabilities (² DTL² ). Such a change allowed the Insurance Company to realize a DTA of approximately $22.4 million. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of December 31, 2002 and 2001.

  INVESTMENTS

The following information summarizes the components of net investment income and realized investment losses:

Net Investment Income:
Year Ended December 31
	2002	2001	2000
(in thousands)
Fixed maturities	$234,256	$177,531	$168,885
Common stocks	332	240	770
Short-term investments	6,294	13,723	17,432
Other investment income	31,754	47,961	42,941
	272,636	239,455	230,028

Less investment expenses	5,075	5,330	4,804

Net investment income	$267,561	$234,125	$225,224

In 2002, 2001 and 2000 there were thirty-two fixed maturity investments with a carrying value of $215.7 million and sixteen fixed maturity investments with a carrying value of $134.9 and eight fixed maturity investments with a carrying value of $42.0 million respectively, in the accompanying balance sheet which were non-income producing. Nineteen of these fixed maturity investments in 2002, twelve in 2001 and five in 2000 with a carrying value of $203.5, and $113.4 and $38.3 respectively, are defeased with U.S Treasuries in an amount sufficient to insure full payment of principal.

Realized Investment Losses:

	Year Ended December 31,
	2002	2001	2000
(in thousands)
Fixed maturities	$(145,290)	$(56,826)	$(7,806)
Common stocks	(1,453)	(8,306)	(643)
Total realized losses
on investments	$(146,743)	$(65,132)	$(8,449)

Unrealized Investment Gains (Losses):

Year Ended December 31,
	2002	2001	2000
(in thousands)
Fixed maturities	$45,807	$ (60,330)	$ (30,686)
Common stocks	129	6,672	2,589
Unrealized investment
gains (losses)	$45,936	$(53,658)	$ (28,097)
Amortization (benefit) of
deferred acquisition costs	(12,148)	8,935	4,000
Deferred federal income
taxes (benefit)	(11,826)	15,656	8,434
Transition Adjustment	(4,142)	(5,485)	-
Net unrealized investment
gains (losses)	17,820	(34,552)	(15,663)
Change in net unrealized
investment gains (losses)	$52,372	$ (18,889)	$ 52,428

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

December 31,2002:

AVAILABLE FOR SALE:
	Cost or Amortized	Gross Unrealized		Market
Type of Investment	Cost	Gains	Losses	Value
(in thousands)
Fixed Maturities:
Bonds and Notes:
United States government
and government agencies
and authorities	$527,587	$ 33,978	$ 1,045	$ 560,520
States, municipalities and
political subdivisions	9,200	3,276	0	12,476
Foreign governments	13,887	1,437	1,669	13,655
Public utilities	408,182	18,337	23,622	402,897
All other corporate bonds	2,461,829	153,557	142,849	2,472,537
Preferred stocks, primarily
corporate	176,089	5,759	1,351	180,497
Total Fixed Maturities:	$3,596,774	$ 216,344	$ 170,536	$3,642,582

Common Stocks	$16,757	$ 1,594	$ 1,465	$ 16,886

December 31,2001:

AVAILABLE FOR SALE:
	Cost or Amortized	Gross Unrealized		Market
Type of Investment	Cost	Gains	Losses	Value
(in thousands)
Fixed Maturities:
Bonds and Notes:
United States government
and government agencies
and authorities	$ 363,892	$ 20,126	$ 2,005	$382,013
States, municipalities and
political subdivisions	7,427	0	0	7,427
Foreign governments	8,754	2,108	0	10,862
Public utilities	349,839	8,397	11,074	347,162
All other corporate bonds	2,083,287	72,655	155,215	2,000,727
Preferred stocks, primarily
corporate	214,815	6,786	2,108	219,493
Total Fixed Maturities:	$3,028,014	$ 110,072	$ 170,402	$2,967,684

Common Stocks	$ 19,237	$ 6,734	$ 62	$25,909

The estimated fair value of fixed maturities available for sale at December 31, 2002, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Market Value
(in thousands)

Due in one year or less	$ 14,885
Due after one year through five years	66,337
Due after five years through ten years	599,257
Due after ten years	2,781,605
Total debt securities	3,462,084
Preferred stock	180,498

Total	$3,642,582

Proceeds from sales and maturities of fixed maturities during 2002, 2001 and 2000 were $396.8 million, $251.6 million and $129.7 million, respectively. During 2002, 2001 and 2000, respectively, gross gains of $18.0 million, $14.1 million and $10.0 million and gross losses of $90.3 million, $80.6 million and $.3 million were realized on those sales.

As of December 31, 2002, retail properties in Pennsylvania collateralized the Company’s mortgage loan.

There were no investments owned in any one issuer that aggregate 10% or more of shareholders' equity as of December 31, 2002.

As of December 31, 2002 securities with a carrying value of approximately $11.6 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3. NOTES PAYABLE

Notes payable at December 31, 2002 and 2001 consist of $100 million, 7 7/8% Senior Notes ("Senior Notes") due February 15, 2009. Interest is payable February 15 and August 15. Debt issue costs are being amortized on the interest method over the term of the notes. As of December 31, 2002, unamortized costs were $1.4 million. The total principal is due on February 15, 2009. In addition, the Company had deferred losses of approximately $4.1 million recorded in accumulated other comprehensive income as of December 31, 2002, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes. The Company reclassifies the deferred loss from a liability to accumulated other comprehensive income over the term of the notes. The Company expects to reclassify approximately $672,000 into earnings within the next 12 months.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company. In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of December 31, 2002, the Company believes that it is in compliance with all of the covenants.

The short-term note payable relates to a bank line of credit in the amount of $50,000,000 and provides for interest on borrowings based on market indices. At December 31, 2002 and 2001 the Company had $50,000,000 and $50,000,000 outstanding, respectively. For the year ended December 31, 2002 and 2001 the short-term note payable had a weighted average interest rate of 2.39% and 2.97%, respectively.

4. SHAREHOLDERS' EQUITY

During 2002, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share. During 2002, 2001 and 2000, the Company purchased and retired 0, 26,000 and 1,506,200 shares of common stock, respectively. The Company is authorized pursuant to a resolution of the Board of Directors to purchase an additional 385,000 shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains). The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York Insurance NYSID has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to their respective parent companies. To preserve capital, the Insurance Company paid no dividends in fiscal 2002 and in 2001 and 2000, the Insurance Company paid dividends of $27.7 million and $49.6 million, respectively, to the Company.

.

Other Comprehensive Income (loss)
For the years ended		Tax	After-
December 31,	Pre-Tax	Expense/	Tax
	Amount	(Benefit)	Amount
(in thousands)
2002
Unrealized gains(losses)on	$206,394	$61,918	$144,476
investment securities:
Unrealized holding gains arising during year
Less: reclassification adjustment for losses
realized in net income	146,743	44,023	102,720
Change related to deferred acquisition costs	(21,083)	(6,325)	(14,758)

Net unrealized investment gains	80,734	24,220	56,514

2001
Unrealized gains(losses) on
investment securities:
Unrealized holding losses arising during year	$ (89,213)	(26,764)	$ (62,449)
Less: reclassification adjustment for gains
realized in net income	65,132	19,540	45,592
Change related to deferred acquisition costs	4,935	1,481	3,454

Net unrealized investment losses	(19,146)	(5,743)	(13,403)

2000
Unrealized gains(losses) on
investment securities:
Unrealized holding losses arising during year	$ 46,997	$ 11,616	$ 35,381
Less: reclassification adjustment for gains
realized in net income	8,449	2,088	6,361
Change related to deferred acquisition costs	14,195	3,509	10,686

Net unrealized investment gains	69,641	17,213	52,428

5. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

(a) Employee Retirement Plan

The Company has a noncontributory defined benefit pension plan covering all eligible employees. The Company is both sponsor and administrator of this plan. The plan provides for pension benefits based on average pay and years of service.

	Year Ended December 31,
	2002	2001
(in thousands)

Change in benefit obligation
Benefit obligation (beginning of year)	$7,371	$5,560
Service cost	495	412
Interest cost	499	323
Actuarial gain	607	1,245
Benefits paid	(236)	(169)
Benefit obligation (end of year)	8,736	7,371

Change in Plan assets
Fair value of assets (beginning of year)	5,454	4,866
Actual return on plan assets	(2)	332
Employer contribution	427	425
Benefits paid	(236)	(169)
Fair value of assets (end of year)	5,643	5,454

Funded status	(3,093)	(923)
Unrecognized transition amount	28	56
Unrecognized net actuarial loss	1,062	(945)
Prepaid (accrued) benefit cost	(2,003)	(1,812)

Weighted average assumptions

Discount rate	6.50%	7.00%
Expected return on assets	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%

Components of net periodic benefit cost
Service cost	$495	$411
Interest cost	499	323
Expected return on assets	(404)	(372)
Amortization of prior service cost	28	28
Recognized net actuarial loss	-	(110)
Net periodic benefit cost	$618	$280

(b) Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to a maximum of 25% of their pre-tax earnings or the dollar limit as prescribed by IRC Section 415(d). The Company may match a portion of participants’ pre-tax earnings. For the years ended December 31, 2002, 2001 and 2000, the Company's contribution was approximately $53,000, $49,000 and $48,000, respectively.

5. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS - CONTINUED

(c) Employee Stock Option Plan

The Company has adopted an incentive stock option plan recommended by the Board of Directors and approved by the shareholders. This plan grants options to purchase up to 1,000,000 shares of common stock of the Company to officers and key employees. Option prices are 100% of the fair market value at date of grant. The following schedule shows all options granted, exercised, expired and exchanged under the Company's Incentive Stock Option Plan as of December 31, 2002.

Information relating to the options is as follows:

Option Price
	Number	Amount	Total
	of Shares	Per Share	Price

Outstanding, January 1, 1999	242,422	$ 16.51	$4,001,342
Granted	113,700	14.93	1,697,882
Exercised	(9,368)	9.69	(90,753)
Cancelled	(31,500)	13.45	(423,783)

Outstanding, December 31, 2000	315,254	$ 16.45	$5,184,688
Granted	168,950	19.20	3,243,840
Exercised	(36,454)	9.73	(354,552)
Cancelled	(5,650)	17.44	(98,542)

Outstanding, December 31, 2001	442,100	18.04	$7,975,484
Granted	179,750	15.60	2,804,100
Exercised	(13,977)	15.125	(211,402)
Cancelled	(50,574)	22.46	(1,135,892)

Outstanding, December 31, 2002	557,299	$ 16.92	$9,432,290

At December 31, 2002, 220,044 options for shares of common stock were exercisable.

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per common share for the years ended December 31, 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below:

Net income (in thousands)	Year Ended December 31,
	2002	2001	2000

As reported	$(69,269)	$(7,705)	$40,862
Pro forma	(69,448)	(7,920)	$40,765

Earnings per common share

As reported	$(2.36)	$(.26)	$1.36
Pro forma	(2.37)	$(.27)	$1.36

The fair value of options granted under the Company's fixed stock option plan during 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 2.56%, expected volatility of 46.0%, risk free interest rate of 6.0%, and expected lives of 4 years.

6. INCOME TAXES

The following is a reconciliation of income taxes computed using the Federal statutory rate with the provision for income taxes for the years ended December 31:

	2002	2001	2000
(in thousands)
Provision for income taxes computed
at Federal statutory rate	$(34,734)	$(6,510)	$20,296

Increase (decrease) in income taxes
resulting from:
Losses producing no current benefit		0	671
Other	4,762	(4,386)	(3,840)

Provision (benefit) for Federal
income taxes	$(29,972)	$(10,896)	$17,127

The Company provides for deferred income taxes resulting from temporary differences, which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

	2002	2001	2000
	(in thousands)
Deferred policy acquisition costs	$8,196	$ 6,215	$ 3,001
Policyholders' account balances	21	(8)	341
Investment adjustments	(23,425)	3,105	(7,376)
Insurance policy liabilities	(2,315)	(1,548)	1,228
Other	(4,079)	(5,297)	760
Deferred Federal income tax
expense/(benefit)	$(21,602)	$ 2,467	$(2,046)

Deferred federal income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. Significant components of the Company's net deferred federal tax (asset) liability as of December 31, 2002 and 2001 are as follows:

	2002	2001
Deferred federal income tax asset:	(in thousands)
Investments	$ (38,190)	$ (14,921)
Net unrealized investment losses	11,670	(15,656)
Insurance policy liabilities	(12,396)	(10,080)
Operating loss carryforwards	(886)	(2,048)
Capital loss carryforward	(9,522)	(4,145)
Other	(1,256)	(1,392)
	(50,580)	(48,242)
Valuation allowance	4,520	4,520
Net deferred federal income tax asset	$ (46,060)	$ (43,722)

Deferred federal income tax liability:
Deferred policy acquisition costs	$ 35,715	$ 27,518
Policyholder account balances	420	399
Other	606	606
Deferred federal income tax liability	36,741	$ 28,523
Net deferred federal income tax
asset	$ (9,319)	$ (15,199)

6. INCOME TAXES - CONTINUED

The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes.

Prior to 1984, Federal income tax law allowed life insurance companies to exclude from taxable income and set aside certain amounts in a tax memorandum account known as the Policyholder Surplus Account ("PSA"). Under the tax law, the PSA has been frozen at its December 31, 1983 balance of $2,900,000, which may under certain circumstances become taxable in the future. The Insurance Company does not believe that any significant portion of the amount in this account will be taxed in the foreseeable future. Accordingly, no provision for income taxes has been made thereon. If the amount in the PSA were to become taxable, the resulting liability using current rates would be approximately $1,015,000.

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

The Company has net operating loss carryforwards of approximately $2,531,000 at December 31, 2002 of which $1,226,000 expire in 2018; $646,000 in 2019 and $659,000 in 2020.

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

Reinsurance ceded from the Insurance Company to Swiss Re Life & Health America Inc. at December 31, 2002 and 2001 consists of coinsurance agreements aggregating face amounts of $310.1 million and $274.4 million, respectively, representing the amount of individual life insurance contracts that were ceded to the reinsurers. The term "coinsurance" refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy to be reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

Premiums ceded for 2002, 2001 and 2000 amounted to approximately $6.5 million, $6.1 million, and $5.6 million, respectively.

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

In March 1999, the NAIC adopted the Codification. The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The NYSID required adoption of the Codification with certain modifications, for the preparation of statutory financial statements effective January 1, 2001. On October 1, 2002, the NYSID modified its orginal adoption of Codification to allow for the recognition of DTA¢ s and DTL¢ s, with certain restrictions. DTA’s are equal to the sum of the lesser of: The amount of gross DTA expected to be realized within one year of the balance sheet date; or ten percent of statutory capital and surplus as reported on it’s most recently filed statutory statement; and the amount of gross DTA’s that can be offset against deferred existing gross DTL’s. This change allowed the Insurance Company to realize a DTA of approximately $22.4 million. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of December 31, 2002.

For the years ended December 31,

	2002	2001	2000
(in thousands)

Statutory surplus	$ 200,352	$245,403	$279,163
Statutory net (loss) income	$ (88,192)	$(59,026)	$41,090

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

10. FAIR VALUE INFORMATION- CONTINUED

Because it is not practicable to obtain an independent valuation for each limited partnership interest for purposes of disclosure, the market value of a limited partnership interest is estimated to approximate the carrying value. As of December 31, 2002, the Company was committed to contribute, if called upon, an aggregate of approximately $122.4 million of additional capital to certain of these limited partnerships. The market value of short-term investments, mortgage loans and policy loans is estimated to approximate the carrying value.

Estimated fair values of policyholders' account balances for investment type products (i.e., deferred annuities, immediate annuities without life contingencies and universal life contracts) are calculated by projecting the contract cash flows and then discounting them back to the valuation date at an appropriate discount rate. For immediate annuities without life contingencies, the cash flows are defined contractually. For all other products, projected cash flows are based on an assumed lapse rate and crediting rate (based on the current treasury curve), adjusted for any anticipated surrender charges. The discount rate is based on the current duration-matched treasury curve, plus an adjustment to reflect the anticipated spread above treasuries on investment grade fixed maturity securities, less an expense and profit spread.

December 31, 2002	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	3,642,582	3,642,582
Common Stock	16,886	16,886
Mortgage Loans	9,289	9,289
Policy Loans	17,633	17,633
Cash and Short-Term Investments	301,923	301,923
Other Invested Assets	254,659	254,659

Liabilities
Policyholders' Account Balances	2,911,554	3,081,367
Note Payable	100,000	70,536
Short-Term Note Payable	50,000	50,000

December 31, 2001	Carrying Value	Estimated Fair Value
Assets
Fixed Maturities:
Available for Sale	2,967,684	2,967,684
Common Stock	25,909	25,909
Mortgage Loans	13,398	13,398
Policy Loans	16,985	16,985
Cash and Short-Term Investments	310,232	310,232
Other Invested Assets	240,053	240,053

Liabilities
Policyholders' Account Balances	2,167,332	2,079,260
Note Payable	100,000	94,613
Short-Term Note payable	50,000	50,000

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is presented below. Certain amounts have been reclassified to conform to the current year's presentation.

Three Months Ended
2002		March 31 June 30	September 30	December 31
(in thousands, except per share)
Premiums and other
Insurance revenues	$19,594	$18,279	$25,456	$20,594
Net investment income	63,968	67,186	70,041	66,365
Realized investment
gains (losses)	(2,681)	(27,326)	(88,339)	(28,397)
Total revenues	80,881	58,139	7,158	58,562
Benefits and expenses	70,619	73,967	77,374	82,021
Net income (loss)	7,179	(11,075)	(49,220)	(16,153)

Earnings per share	$.25	$(.38)	$(1.68)	$(.55)
Three Months Ended
2001	March 31 June 30	September 30		December 31
(in thousands, except per share)
Premiums and other
Insurance revenues	$ 24,736	29,811	$ 23,169	$ 37,699
Net investment income	52,474	54,429	54,762	72,461
Realized investment
gains (losses)	3,061	(2,935)	(35,506)	(29,752)
Total revenues	80,271	81,305	42,425	80,408
Benefits and expenses	68,733	75,353	65,741	93,182
Net income (loss)	8,142	4,221	(16,442)	(3,626)

Earnings per share	.28	$ .14	$ (.56)	$ (.12)

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

December 31,
	2002	2001

ASSETS:
Investment in subsidiaries at equity	$412,489	$ 422,249
Cash in bank	36	439
Real estate, net	35	35
Fixed maturities, available for sale	103,914	123,652
Investments, common stocks	2,745	1,976
Short-term investments	13,750	6,495
Other invested assets	8,600	11,241
Deferred debt issue costs	1,364	1,586
Other assets	19,798	14,034

TOTAL ASSETS	$562,731	581,707

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Notes payable, long term	100,000	100,000
Short-term note payable	50,000	50,000
Other liabilities	14,040	4,613

TOTAL LIABILITIES	164,040	154,613

Total Shareholders' Equity	398,691	427,094

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$562,731	$ 581,707

S-1.

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(in thousands)
Year Ended December 31,
	2002	2001	2000
REVENUES:
Income form rents	$742	701	$842
Investment income	8,980	6,578	8,153
Realized investment losses	(21,924)	(12,798)	(6,505)

Total Revenues	(12,202)	(5,519)	2,490

EXPENSES:
Operating and administrative	647	1,864	287
Interest	10,633	8,836	9,773

Total Expenses	11,280	10,700	10,060

Loss before federal income taxes and
equity in income of subsidiaries	(23,482)	(16,219)	(7,570)

Federal income tax benefit	(10,738)	(6,802)	(2,842)

Loss before equity in income
of subsidiaries	(12,744)	(9,417)	(4,728)

Equity in income of subsidiaries
before deducting dividends received	(56,525)	1,712	45,590

Net (loss)income	$ (69,269)	$(7,705)	$40,862

S-2.

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended December 31,
	2002	2001	2000
Operating Activities:
Net (loss) income	$(69,269)	$(7,705)	$40,862
Adjustments to reconcile net income to
net cash provided by operating activities:
Realized investment losses	21,924	12,798	6,505
Depreciation and amortization	1,565	219	894
Equity in income of subsidiary companies	56,525	(1,712)	(45,590)
Deferred Federal income taxes	(7,827)	(5,116)	(1,288)
Dividends from subsidiaries	0	27,660	49,915
Changes in:
Accrued investment income	230	(1,757)	(360)
Accounts payable and accrued expenses	83	587	(476)
Other assets and liabilities	7,944	3,953	(5,705)

Net Cash Provided By
Operating Activities	11,175	28,927	44,757

Investing Activities:
Purchase of fixed maturities	(9,174)	(109,195)	(14,153)
Sale of fixed maturities	13,921	29,947	12,018
Common stock acquisitions	0	(93)	(10,763)
Common stock sales	1,646	1,161	11,083
Other invested asset additions	(4,946)	0	0
Other invested asset distributions	7,587	4,808	14,483
Decrease (increase) in short-term investments	(9,105)	6,450	(12,945)

Net Cash (Used In) Provided by
Investing Activities	(71)	(66,922)	(277)

Financing Activities:
Dividends to shareholders	(11,732)	(11,717)	(11,619)
Proceeds from (repayment of) line of credit	0	50,000	(15,000)
Repurchase of common stock	225	(122)	(22,703)

Net Cash (Used In) Provided By
Financing Activities	(11,507)	38,161	(49,322)

Increase (Decrease) in Cash	(403)	166	(4,842)

Cash at Beginning of Year	439	273	5,115

Cash at End of Year	$ 36	$ 439	$ 273

S-3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES								Schedule III
SUPPLEMENTAL INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column F-1	Column G	Column H	Column I	Column J	Column K
								Benefits,
								Claims, Losses,
		Future Policy						Interest
		Benefits,		Other				Credited to
		Losses, Claims,		Policy		Mortality,		Account	Amortization
	Deferred	Loss Expenses,		Claims		Surrender		Balances	of Deferred
	Policy	and Policy-		and		and Other	Net	and	Policy	Other
	Acquisition	holder Account	Unearned	Benefits	Premium	Charges to	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Balances	Premiums	Payable	Revenue	Policyholders	Income	Expenses	Costs	Expenses	Written

Year Ended December 31, 2002
Life Insurance	$ 12,268	$ 194,843	$ 0	$ 271	$ 7,146	$ 18	$ 14,606	$ 10,879	$ 911	$ 3,898
Annuity	100,771	3,423,132	0		69,422	628	252,838	262,159	(645)	12,176
Accident and Health		4,193	0		4,459		117	3,652		318	$4,459
Total	$ 113,039	$ 3,622,168	$ 0	$ 271	$ 81,027	$ 646	$ 267,561	$ 276,690	$ 266	$ 16,392

Year Ended December 31, 2001
Life Insurance	$ 9,617	$ 166,592	$ 0	$ 657	$ 10,150	61	13,234	$ 19,161	$ 790	$ 3,736
Annuity	93,465	2,650,714	0	0	97,380	652	220,828	243,688	9,141	13,706
Accident and Health	0	6,205	0	0	3,987	0	63	3,521	0	430	$3,987
Total	$ 103,082	$ 2,823,511	$ 0	$ 657	$111,517	$713	$234,125	$ 266,370	$ 9,931	$ 17,872

Year Ended December 31, 2000
Life Insurance	$ 8,446	$ 118,849	$ 0	$ 245	$ 3,900	$54	$ 13,217	$ 13,643	$ 925	$ 2,922
Annuity	65,816	2,008,269	0 0 0 0 0	0	55,247	643	211,942	180,954	8,360	6,937
Accident and Health	0	2,758	0	0	3,502	0	66	2,677	0	359	$3,502
Total	$ 74,262	$ 2,129,876	$ 0	$ 245	$ 62,649	$697	225,224	$ 197,274	$ 9,258	$ 10,218

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES Schedule IV
REINSURANCE (in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed		Percentage
		Ceded to	From		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

Year Ended December 31, 2002
Life Insurance in Force	$1,151,819	$ 706,667	$ 761,893	$ 1,206,845	63.13

Premiums:
Life Insurance	9,852	6,396	3,690	7,146	51.64
Annuity	69,422			69,422	0
Accident and Health Insurance	10,894	6,435		4,459	0

Total	$ 90,168	$ 12,831	$ 3,690	$ 81,027

Year Ended December 31, 2001
Life Insurance in Force	$ 982,879	$ 590,029	$ 728,379	$ 1,121,229	64.96

Premiums:
Life Insurance	$ 9,589	6,006	6,567	10,150	64.70
Annuity	97,380			97,380	0
Accident and Health Insurance	11,313	7,326		3,987	0

Total	$ 118,282	$ 13,332	$ 6,567	$ 111,517

Year Ended December 31, 2000
Life Insurance in Force	$ 963,605	$ 595,042	$ 463,996	$ 832,559	55.73

Premiums:
Life Insurance	$ 9,027	$ 5,569	$ 442	$ 3,900	11.33
Annuity	55,247	0	0	55,247	0
Accident and Health Insurance	9,559	6,057	0	3,502	0

Total	$ 73,883	$ 11,626	$ 442	$ 62,649

Note: Reinsurance assumed consists entirely of Servicemen's Group Life Insurance.

Exhibit 99.01

Certification of Chief Executive Officer

Pursuant to Exchange Act Rule 13a-14

I, Herbert Kurz, Chief Executive Officer of Presidential Life Corporation (the ² Company² ) certify that:

  I have reviewed this annual report on Form 10- K of the Company.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant¢ s other certifying officers and I are responsible for establishing and maintaing disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this annual report is being prepared;

b) evaluated the effectiveness of the registrant¢ s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ² Evaluation Date² ); and

c) presented in this annual report our conclusions about he effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant¢ s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant¢ s auditors and audit committee of registrant¢ s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant¢ s ability to record, process, summarize and report financial data and have identified for the registrant¢ s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant¢ s internal controls; and

6. The registrant¢ s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: _________________________

Herbert Kurz

Chief Executive Officer

Exhibit 99.02

Certification of Principal Financial Officer

Pursuant to Exchange Act Rule 13a-14

I, Charles Snyder, Principal Financial Officer and Treasurer of Presidential Life Corporation (the ² Company² ) certify that:

  I have reviewed this annual report on Form 10- K of the the Company.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant¢ s other certifying officers and I are responsible for establishing and maintaing disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this annual report is being prepared;

b) evaluated the effectiveness of the registrant¢ s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ² Evaluation Date² ); and

c) presented in this annual report our conclusions about he effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant¢ s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant¢ s auditors and the audit committee of registrant¢ s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant¢ s ability to record, process, summarize and report financial data and have identified for the registrant¢ s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant¢ s internal controls; and

6. The registrant¢ s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: _________________________

Charles Snyder

Treasurer and Principal Accounting Officer

Exhibit 99.03

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

  /s/Herbert Kurz

  Herbert Kurz

  Chief Executive Officer

  March 28, 2003

  Exhibit 99.04

  CERTIFICATION PURSUANT TO

  18 U.S.C SECTION 1350,

  AS ADOPTED PURSUANT TO

  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

Charles Snyder

Treasurer and Princial Accounting Officer

March 28, 2003