Form 10-Q
period 2003-03-31
PRESIDENTIAL LIFE CORP
filed 2003-05-14
CIK 80124

  FORM 10‑Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to ................

Commission File Number 0‑5486

                         PRESIDENTIAL LIFE CORPORATION

              (Exact name of registrant as specified in its charter)

           Delaware                                  13‑2652144

(State or other jurisdiction of           (I.R.S. Employer Identification No.)

  incorporation or organization)

69 Lydecker Street, Nyack, New York                            10960

(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       845 ‑ 358‑2300

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    X        NO

There were 29,334,668 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on May 14, 2003.

      INDEX

Part I ‑ Financial Information                                  Page No.

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited) March 31, 2003

and December 31, 2002........................................       3

Consolidated Statements of Income (Unaudited) ‑ For

the Three Months Ended March 31, 2003 and 2002................      4

Consolidated Statements of Shareholders'

Equity (Unaudited) ‑ For the Three Months Ended

March 31, 2003 and 2002.......................................      5

Consolidated Statements of Cash Flows (Unaudited) ‑ For

the Three Months Ended March 31, 2003 and 2002................      6

      Condensed Notes to (Unaudited) Consolidated Financial Statements.. 7‑11

Independent Accountants' Review Report............................  12

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations...........   13-23

Part II ‑ Other Information.........................................      24

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8‑K

2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003 (Unaudited)	December 31, 2002
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Cost of
$3,621,729 and $3,596,774, respectively)	$3,707,099	$3,642,582
Common stocks (Cost of $15,638 and
$16,757, respectively)	14,495	16,886
Mortgage loans	9,253	9,289
Real estate	415	415
Policy loans	17,602	17,633
Short-term investments	295,234	288,822
Other invested assets	257,281	254,659
Total Investments	4,301,379	4,230,286

Cash and cash equivalents	35,964	13,101
Accrued investment income	53,229	48,589
Amounts due from security transactions	19,943	1,033
Deferred federal income taxes	0	9,319
Federal income tax recoverable	31,183	30,245
Deferred policy acquisition costs	122,414	113,039
Furniture and equipment, net	273	309
Amounts due from reinsurers	17,612	18,617
Other assets	5,380	5,450
Assets held in separate account	2,039	2,196
TOTAL ASSETS	$4,589,416	$ 4,472,184

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	2,961,467	$ 2,911,554
Future policy benefits:
Annuity	641,234	636,789
Life and accident and Health	68,478	68,812
Other policy liabilities	4,591	5,284
Total Policy Liabilities	3,675,770	3,622,439

Dollar repurchase agreements	264,975	262,518
Short-term note payable	50,000	50,000
Notes Payable	100,000	100,000
Deferred federal income taxes	7,814	0
Deposits on policies to be issued	10,642	6,375
General expenses and taxes accrued	3,803	6,380
Other liabilities	47,969	23,585
Liabilities related to separate account	2,039	2,196
Total Liabilities	$ 4,163,012	$ 4,073,493

Shareholders' Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding,
29,334,668 shares in 2003 and 29,334,668
shares in 2002	293	293
Accumulated other comprehensive gain	46,752	17,820
Retained earnings	379,359	380,578
Total Shareholders' Equity	426,404	398,691
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY	$4,589,416	$ 4,472,184

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	Three MONTHS ENDED MARCH 31 (UNAUDITED)
REVENUES:	2003	2002
Insurance Revenues:
Premiums	1,258	1,066
Annuity considerations	9,977	17,540
Universal life and investment type policy
fee income	321	167
Net investment income	66,846	63,968
Realized investment losses	(5,043)	(2,681)
Other income	1,422	821

TOTAL REVENUES	74,781	80,881

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,865	2,752
Annuity benefits	17,735	15,392
Interest credited to policyholders' account
balances	39,326	32,749
Interest expense on notes payable	2,459	3,079
Other interest and other charges	80	(287)
Increase in liability for future policy benefits	6,002	13,164
Commissions to agents, net	3,609	9,915
General expenses and taxes	2,636	1,496
Change in deferred policy acquisition costs	(3,413)	(7,641)

TOTAL BENEFIT AND EXPENSES	72,299	70,619

Income before income taxes	2,482	10,262

Provision (benefit) for income taxes
Current	(878)	2,545
Deferred	1,645	538
	767	3,083

NET INCOME	$1,715	$ 7,179

Earnings per common share	.06	.25

Weighted average number of shares outstanding
During the period	29,334,668	29,324,956

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                         (in thousands except shared data)

                                    (unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at January 1, 2002	$ 293	$ 0	$461,353	$ (34,552)	$427,094

Comprehensive Income:

Net Income			7,179		7,179

Transition Adjustment				(4,646)	(4,646)

Net Unrealized
Investment Loss				(32,496)	(32,496)

Comprehensive Income					(29,936)

Purchase & Retirement of Stock	0	0	161		161

Dividends Paid to Shareholders ($.10 per share)			(2,933)		(2,933)

Balance at March 31, 2002	$ 293	$ 0	$465,760	$ (71,667)	$394,386

Balance at January 1, 2003	$ 293	$ 0	$380,578	$ 17,820	$398,691

Comprehensive Income:

Net Income			1,715		1,715

Transition Adjustment				(3,975)	(3,975)

Net Unrealized Investment Gains				32,907	32,907

Comprehensive Income					30,647

Purchase and Retirement of Stock

Dividends paid to Shareholders ($.10 per share)			(2,934)		(2,934)

Balance at March 31, 2003	$ 293	$ 0	$379,359	$ 46,752	$426,404

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

THREE MONTH ENDED MARCH 31, 2003 (UNAUDITED)
	2003	2002
OPERATING ACTIVITIES:
Net Income	$1,715	$7,179
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	1,645	538
Depreciation and amortization	268	179
Net accrual of discount on fixed maturities	(5,783)	(3,649)
Realized investment (gains) losses	5,043	2,681
Changes in:
Accrued investment income	(4,640)	(10,454)
Deferred policy acquisition cost	(3,413)	(7,641)
Federal income tax recoverable	(938)	4,204
Liability for future policy benefits	4,111	12,198
Other items	20,961	(22,878)

Net Cash (Used In)Provided By Operating Activities	18,969	(17,643)

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(315,989)	(267,265)
Maturities, calls and repayments	242,707	58,930
Sales	49,570	3,474
Common Stocks:
Acquisitions	(1,456)	(822)
Sales	2,111	5,573
Increase in short-term investments and policy loans	(6,381)	21,009
Other Invested Assets:
Additions to other invested assets	(29,784)	(13,389)
Distributions from other invested assets	27,162	12,983
Mortgage loan on real estate	36	398
Amount due from security transactions	(18,910)	394

Net Cash Used In Investing Activities	(50,934)	(178,715)

FINANCING ACTIVITIES:
Proceeds from dollar repurchase agreements	793,221	771,974
Repayment of dollar repurchase agreements	(790,764)	(773,979)
Repurchase of Common Stock	0	161
Increase in policyholders' account balances	49,913	258,460
Bank overdrafts	1,125	(14,022)
Deposits on policies to be issued	4,267	(38,262)
Dividends paid to shareholders	(2,934)	(2,932)

Net Cash Provided By Financing Activities	54,828	201,400

Increase in Cash and Cash Equivalents	22,863	5,042
Cash and Cash Equivalents at Beginning of Year	13,101	1,921

Cash and Cash Equivalents at End of Period	$35,964	$6,963

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$60	$285

Interest Paid	$4,208	$4,101

  The accompanying notes are an integral part of these Unaudited Consolidated           Financial Statements.

6.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

  CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Business

Presidential Life Corporation ("the Company"), through its wholly‑owned subsidiary, Presidential Life Insurance Company ("Insurance Company"), is engaged in the sale of life insurance and annuities.

B. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10‑Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 2002.

C.   Investments

Fixed maturity investments available for sale represent investments, which may be sold in response to changes in various economic conditions.  These investments are carried at market value and unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs of approximately $6.2 million and $12.1 million, and deferred Federal income taxes of approximately $24.2 million and $10.0 million, at March 31, 2003 and December 31, 2002, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Common stocks are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

"Other invested assets" are recorded at equity and primarily include interests in limited partnerships which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value.  Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of March 31, 2003. As of March 31, 2003, the Company was committed to contribute, if called upon, an aggregate of approximately $113.8 million of additional capital to certain of these limited partnerships.

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

The Company participates in "dollar roll" repurchase agreement transactions to enhance investment income.  Dollar roll transactions involve the sale of certain mortgage-backed securities to a holding institution and a simultaneous agreement to purchase substantially similar securities for forward settlement at a lower dollar price.  The proceeds are invested in short‑term securities at a positive spread until the settlement date of the similar securities.  During this period, the holding institution receives all income and prepayments for the security.  Dollar roll repurchase agreement transactions are treated as financing transactions for financial reporting purposes.

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

E.   Earnings Per Common Share  “EPS”

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the three months ended March 31, 2003 and 2002 was 29,334,668 and 29,324,956, respectively.  The dilution from the potential exercise of stock options outstanding did not change basic EPS.

F. New Accounting Pronouncements

            In June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133 ("SFAS 137").  SFAS 137 deferred the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001.  SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists.  Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 and SFAS 138 are required to be reported in income.  The impact of adopting SFAS 133 and 138 was for the Company to record, as a transition adjustment to accumulated comprehensive income, effective January 1, 2001, an unrealized loss of $5.5 million. In July 2002, the Financial Accounting Standards Board ("FASB") issued certain additional guidance relating to the identification of embedded derivatives under SFAS 133 and SFAS 138. The Financial Accounting Standards Board ("FASB") continues to issue additional guidance relating to the accounting for derivatives under SFAS 133 and SFAS 138. Adoption of the additional guidance of SFAS 133 and SFAS 138 did not have an impact on the Company’s consolidated financial statements.

Effective April 1, 2001, the Company adopted certain additional accounting and reporting requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125, relating to the derecognition of transferred assets and extinguished liabilities and the reporting of servicing assets and liabilities.  The initial adoption of these requirements did not have an impact on the Company¢s consolidated financial statements.

8.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.  SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and identifiable intangible assets other that goodwill be amortized over their useful lives.  SFAS No. 141 is effective for acquisitions made after June 30, 2001.  The provisions of SFAS No. 142 were effective for fiscal years beginning after December 15, 2001.  Adoption of SFAS 141 and SFAS 142 did not have an impact on the Company's consolidated financial statements.

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

      In August 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities (²SFAS 146²).  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Previous accounting guidance was provided by EITF 94-3, ²Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)². SFAS 146 replaces EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

The adoption of SFAS 146 did not have an impact on the Company¢s consolidated financial statements.

      In October 2002, the FASB issued SFAS No.147, Acquisitions of Certain Financial Institutions (²SFAS 147²).  This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises. The standard is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS 147 did not have an impact on the Company¢s consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of

9.

Indebtedness of Others (²FIN 45²).  FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others.   Disclosure requirements under FIN 45 are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of FIN 45.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 had no  impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (²FIN 46²). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003; the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 had no impact on the Company’s consolidated financial statements.

In March 1999, the National Association of Insurance Commissioner (“NAIC”) adopted the Codification of Statutory Accounting Principles (the “Codification”). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2002.  However, statutory accounting principles will continue to be established by individual state laws and permitted practices.  The New York State Insurance Department ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements, effective January 1, 2001.  On October 1, 2002 NYSID modified its original adoption of Codification to allow for the recognition of Deferred

Tax Assets (²DTA²) and Deferred Tax Liabilities (²DTL²), with certain restrictions.  This change allowed the Insurance Company to recognize a DTA of approximately $24.7 and $22.4 million at March 31, 2003 and December 31, 2002 respectively for statutory reporting purposes. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of March 31, 2003 or December 31, 2002

2.    INVESTMENTS

     There were no investments in any one issuer that aggregate 10% or more of Shareholder's Equity as of March 31, 2003.

Securities with a carrying value of approximately $12.8 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3.   NOTES PAYABLE

Notes payable at March 31, 2003 and December 31, 2002 consist of $100 million, 7 7/8% Senior Notes ("Senior Notes") due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of March 31, 2003, such unamortized costs were $1.31 million.  The total principal is due on February 15, 2009. In addition, the Company had deferred losses of approximately $4.0 million recorded in accumulated other comprehensive income as of March 31, 2003, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.

4.   INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the three months ended March 31, 2003 reflect the reduction in the deferred income tax asset as of March 31, 2003.  The Company's effective tax rate for each of the three months ended March 31, 2003 and 2002 was 30.9% and 30.0%, respectively.

10.

COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31,	Pre Tax Amount	Tax Expense/ (Benefit) (in thousands)	After-Tax Amount
2003
Unrealized gains(losses) on
investment securities:
Unrealized holding gains arising during year	57,978	17,393	40,585
Less: reclassification adjustment for losses
realized in net income	5,043	1,513	3,530
Change related to deferred acquisition costs	5,925	1,777	4,148
Net unrealized investment gains	47,010	14,103	32,907

2002
Unrealized gains (losses)on
investment securities:
Unrealized holding losses arising during year	(59,276)	(17,782)	(41,494)
Less: reclassification adjustment for losses
Realized in net income	2,681	804	1,877
Change related to deferred acquisition costs	10,211	3,063	7,148
Net unrealized investment gains	(46,384)	(13,915)	(32,469)

11.

INDEPENDENT ACCOUNTANTS REVIEW REPORT

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries (“the Company”) as of March 31, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the three-month periods ended March 31, 2003 and 2002.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2002, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

New York, New York

May 14, 2003

12.

Item 2.  Management's Discussion and Analysis of Financial Condition

and Results of Operations

General

The Company operates principally in a single business segment with two primary lines of business‑individual life insurance and individual annuities.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities, which have life contingencies.  With respect to that portion of single premium annuity contracts without life contingencies, as well as single premium deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances.  With respect to products that are accounted for as policyholder account balances, revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from the policyholder's account balance.  The Company's operating earnings are derived primarily from these revenues, plus the Company's investment results, including realized investment gains (losses), less interest credited, benefits to policyholders and expenses.

Certain costs related to the sale of new business are deferred as "deferred policy acquisition costs" ("DAC") and amortized into expenses in proportion to the recognition of earned revenues.  Costs deferred include principally commissions, certain expenses of the policy issue and underwriting departments and certain variable sales expenses.  Under certain circumstances, DAC will be expensed earlier than originally estimated, including those circumstances where the policy terminations are higher than originally estimated with respect to certain annuity products.  Most of the Company's annuity products have surrender charges, which are designed to discourage and mitigate the effect of early terminations.

     During 2002, The Insurance Company’s rating was lowered to "B+" (Very Good) from an "A-"(Excellent) by A.M. Best Company.

Results of Operations

Comparison of three months ended March 31, 2003 compared to three months ended

March 31, 2002.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased to approximately $11.2 million for the three months ended March 31, 2003 from approximately $18.6 million for the three months ended March 31, 2002, a decrease of approximately $7.4 million.  Of this amount, annuity considerations decreased to approximately $10.0 million for the three months ended March 31, 2003 from approximately $17.5 million for the three months ended March 31, 2002 a decrease of approximately $7.5 million.  In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Based on statutory accounting, revenue from sales of single premium annuities were approximately $61.6 million and approximately $275.1 million during the three months ended March 31, 2003 and March 31, 2002, respectively. The decrease is attributable to many factors, including recent rating agency actions and managements intent to preserve and build the Insurance Company’s capital and surplus ratios.

13.

     Policy Fee Income

Universal life and investment type policy fee income was approximately $321 thousand for the three months ended March 31, 2003, as compared to approximately $167 thousand for the three months ended March 31, 2002.  This represents approximately a

$154 thousand increase.

Net Investment Income

Net investment income totaled approximately $66.8 million during the first three months of 2003, as compared to approximately $64.0 million during the first three months of 2002.  This represents an increase of approximately $2.8 million. This increase is due principally to the increase in fixed maturities from March 31, 2002 of approximately $605.1 million. Investment income from other invested assets totaled approximately $4.0 million during the first three months of 2003, as compared to approximately $5.9 million during the first three months of 2002. The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended March 31, 2003 and March 31, 2002 was approximately 6.81% and 7.80%, respectively.

Net Realized Investment Gains and Losses

Realized investment losses amounted to approximately $5.0 million during the first three months of 2003, as compared to approximately $2.7 million of losses during the first three months of 2002. Realized investment losses for the three months ended March 31, 2003 and 2002 include realized investment losses of approximately $11.9 million and $6.0 million, respectively, attributable to writedowns of certain securities contained in the Company's investment portfolio. Investment securities with unrealized losses are placed on an internal watch list and are carefully evaluated to determine whether such losses are other than temporary.  Evaluations of watch list securities are monitored on an ongoing basis.  Various criteria are utilized in the evaluation of the financial performance of the issuer, including capital structure, debt maturities, earnings trends, asset quality, industry trends, regional and economic trends and specific events including: a) company specific event, such as missed interest payments, accounting issues, gain or loss of major revenue generating contract(s), significant change in availability and cost of raw material or labor; and, b) specific market-driven event such as dramatic changes in interest rates or geo-political events.  The result of this analysis is then evaluated in the context of the Company’s intent to hold to maturity barring any significant adverse change in credit conditions, as well as the Company’s need for liquidity. When impairments are determined to be other than temporary, the Company adjusts the book value to reflect the net realizable value or fair value, as appropriate, on a quarterly basis. Realized investment gains (losses) also result from sales of certain equities and convertible securities, and calls and sales of fixed maturity investments in the Company's investment portfolio.

14.

     The following table presents the amortized cost and gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by less than 20%, or 20% or more for March 31, 2003:

	Amortized Cost		Gross Unrealized Losses		Gross Unrealized Losses Net of Principal Protected Notes
	Less than 20%	20% or More	Less than 20%	20% or More	Less than 20%	20% or More
			(in thousands)
Less than six months	432,048	67,150	24,437	16,520	18,333	13,494
Six months or greater but less than nine months	41,292	51,420	3,142	13,853	3,142	13,853
Nine months or greater but less than twelve months	2,000	48,498	7	14,394	7	9,097
Twelve months or greater	186,672	235,587	15,541	65,594	12,757	6,035

Total	662,012	402,655	43,127	110,361	34,239	42,479

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by March 31, 2003.

	Gross Unrealized Losses	% Of Total	Gross Unrealized Losses Net of Principal Protected Notes	% Of Total
	(in thousands)		(in thousands)
Less than 20%	43,127	28.1	34,239	44.6
20% or more for less than six months	16,520	10.8	13,494	17.6
20% or more for six months or greater	93,841	61.1	28,985	37.8

Total	153,488	100.0	76,718	100.0

Approximately 91% of the securities with an unrealized loss of 20% or more for a period equal to or greater than twelve months are Principal Protected Notes.  This structure utilizes AAA collateral such as U.S Treasury Strips, in conjunction with a variable rate coupon.  The AAA rated collateral accretes to par at maturity, defeasing the security and thereby insulating the holder from any negative credit events, which might interfere with the repayment of principal.

     As of March 31, 2003, the Company had approximately $240 million of gross unrealized gains in fixed maturities.

Total Benefits and Expenses

Total benefits and expenses for the three months ended March 31, 2003 aggregated approximately $72.3 million, as compared to approximately $70.6 million for the three months ended March 31, 2002.  This represents an increase of $1.7 million from the first quarter of 2002.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $67.0 million for the three months ended March 31, 2003, as compared to approximately $63.8 million for the three months ended March 31, 2002. The increase is attributable to a higher level of policyholder account balances as a result of the increase in annuity considerations received during the period.

The Insurance Company's average credited rate for reserves and account balances for the three months ended March 31, 2003 and 2002 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

15.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $2.5 million for the three months ended March 31, 2003, and approximately $3.1 million for the three months ended March 31, 2002.  The decrease in the interest expense for the three months ended March 31, 2003 is attributed to the Company’s rate lock loss in connection with the issuance of the senior notes due 2009.

General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents totaled approximately $6.2 million for the three months ended March 31, 2003, as compared to approximately $11.4 million for the three months ended March 31, 2002.  This represents approximately a decrease of $5.2 million.  The decrease principally is attributable to lower commissions incurred in the first quarter of 2003 associated with the lower level of sales.

Deferred Policy Acquisition Costs

The change in Deferred Policy Acquisition Costs for the three months ended March 31, 2003 resulted in a credit of approximately $3.4 million, as compared to a credit of approximately $7.6 million for the three months ended March 31, 2002. The change is due to the decrease in costs associated with lower level of sales, which have been deferred and are amortized in proportion to the recognition of earned revenue.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $2.5 million for the three months ended March 31, 2003, as compared to approximately $10.3 million for the three months ended March 31, 2002.

Income Taxes

Income tax expense was $.8 million for the first three months of 2003 as compared to approximately $3.1 million for the first three months of 2002.  This decrease is primarily attributable to lower operating income before income taxes.

Net Income

For the reasons discussed above, the Company had net income of approximately $1.7 million during the three months ended March 31, 2003 and net income of approximately $7.2 million during the three months ended March 31, 2002.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company.  During the first quarter of 2003, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share payable on April 2, 2003.  During the first quarter of 2003 the Company purchased and retired 0 shares of common stock.

   The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains).  The Insurance Company will be  permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and

16.

the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The NYSID has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to their respective parent companies. During the first quarter of 2003 and 2002, the Insurance Company paid no dividends to the Company.

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $19.0 million and $(17.6) million during the three months ended March 31, 2003 and 2002, respectively.  Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $50.9 million, and $178.7 million during the three months ended March 31, 2003 and 2002, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  In addition, as previously discussed, the Company participates in dollar roll repurchase agreements, which are considered to be a financing activity.  Net cash provided by the Company's financing activities amounted to approximately $54.8 million, and $201.4 million during the three months ended March 31, 2003 and 2002, respectively.  This fluctuation primarily is attributable to higher policyholder account balances and in deposits of policies to be issued at March 31, 2003.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately 6.4% and 6.5% as of March 31, 2003 and December 31, 2002, respectively).  The weighted average duration of the Company's

17.

debt portfolio was approximately six years as of March 31, 2003.  The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors.  Fixed maturity investments available for sale represent investments, which may be sold in response to changes in various economic conditions.  These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss.  Equity securities include common stocks and non‑redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of March 31, 2003 and December 31, 2002, approximately 7.26% and 7.9%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company maintains a portfolio, which includes below investment grade fixed maturity debt securities, which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of March 31, 2003 and December 31, 2002, the carrying value of these securities was approximately $211.2 million and $223.8 million, respectively, (representing approximately 4.6% and 5.0% of the Company's total assets and 49.5% and 56.1%, respectively, of shareholders' equity).

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

As of March 31, 2003, approximately 6.0% of the Company's total invested assets were invested in limited partnerships.  Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets."  See "Note 2 to the Notes to Consolidated Financial Statements."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $113.8 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in

18.

limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

As previously discussed, the Company participates in "dollar roll" repurchase agreements.  Amounts outstanding to repurchase securities under such agreements were $265.0 million and $262.5 million at March 31, 2003 and December 31, 2002, respectively.  The Company may engage in selected "dollar roll" transactions as market opportunities arise.

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

     Effects of Inflation and Interest Rate Changes

Management does not believe that inflation has had a material adverse effect on the Company's consolidated results of operations.  The Company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations.  In general, the market value of the Company's fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes.  For example, if interest rates decline, the Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates, and vice versa.  Management is aware that prevailing market interest rates frequently shift and, accordingly, the Company has adopted strategies, which are designed to address either an increase or decrease in prevailing rates.  In a rising interest rate environment, the Company's average cost of funds would be expected to increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate.  Concurrently, the Company would attempt to place new funds in investments, which were matched in duration to, and higher yielding than, the liabilities assumed.  Management believes that liquidity necessary to fund withdrawals would be available through income, cash flow, and the Company's cash reserves or from the sale of short-term investments. In a declining interest rate environment, the Company's cost of funds would be expected to decrease over time, reflecting lower interest crediting rates on its fixed annuities.  Should increased liquidity be required for withdrawals, management believes that the portion of the Company's investments, which are designated as available for sale in the Company’s consolidated balance sheet, could be sold without materially adverse consequences in light of the general strengthening which would be expected in the fixed maturity security market.

Interest rate changes also may have temporary effects on the sale and profitability of the universal life and annuity products offered by the Company. For example, if interest rates rise, competing investments (such as annuity or life insurance products offered by the Company's competitors, certificates of deposit, mutual funds and similar instruments) may become more attractive to potential purchasers of the Company's products until the Company increases the

19.

rates credited to holders of its universal life and annuity products.  In contrast, as interest rates fall, the Company attempts to lower its credited rates to compensate for the corresponding decline in its net investment income. As a result, changes in interest rates could materially adversely affect the financial condition and results of operations of the Company depending on the attractiveness of alternative investments available to the Company's customers. In that regard, in the current interest rate environment, the Company has attempted to maintain its credited rates at competitive levels which are designed to discourage surrenders and which may be considered attractive to purchasers of new annuity products.  In addition, because the level of prevailing interest rates impacts the Company as well as its competition, management does not believe that the current interest rate environment has materially affected the Company's competitive position vis a vis other life insurance companies that emphasize the sale of annuity products.  Notwithstanding the foregoing, if interest rates continue at current levels, there can be no assurance that this segment of the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales and thereby be materially adversely affected.

Recent Accounting Pronouncements

          In June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133 ("SFAS 137").  SFAS 137 deferred the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001.  SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists.  Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 and SFAS 138 are required to be reported in income.  The impact of adopting SFAS 133 and 138 was for the Company to record, as a transition adjustment to accumulated comprehensive income, effective January 1, 2001, an unrealized loss of $5.5 million. In July 2002, the Financial Accounting Standards Board ("FASB") issued certain additional guidance relating to the identification of embedded derivatives under SFAS 133 and SFAS 138. The Financial Accounting Standards Board ("FASB") continues to issue additional guidance relating to the accounting for derivatives under SFAS 133 and SFAS 138. Adoption of the additional guidance of SFAS 133 and SFAS 138 did not have an impact on the Company’s consolidated financial statements.

Effective April 1, 2001, the Company adopted certain additional accounting and reporting requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125, relating to the derecognition of transferred assets and extinguished liabilities and the reporting of servicing assets and liabilities.  The initial adoption of these requirements did not have an impact on the Company¢s consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.  SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and identifiable intangible assets other that goodwill be amortized over their useful lives.  SFAS No. 141 is effective for acquisitions made after June 30, 2001.  The provisions of SFAS No. 142 were effective for fiscal years beginning after December 15, 2001.  Adoption of SFAS 141 and SFAS 142 did not have an impact on the Company's consolidated financial statements.

In September 2001, the Emerging Issues Task Force issued No. 01-10, "Accounting for the Impact of the Terrorist Attack of September 11, 2001" (EITF 01-10 requires that losses or cost resulting from the September 11th events be

20.

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

     In August 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities (²SFAS 146²).  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Previous accounting guidance was provided by EITF 94-3, ²Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)². SFAS 146 replaces EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on the Company¢s consolidated financial statements.

      In October 2002, the FASB issued SFAS No.147, Acquisitions of Certain Financial Institutions (²SFAS 147²).  This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises. The standard is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS 147 did not have an impact on the Company¢s consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (²FIN 45²).  FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others.   Disclosure requirements under FIN 45 are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of FIN 45.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 had no impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (²FIN 46²). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient equity at risk for the

21.

entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 had no impact on the Company’s consolidated financial statements.

In March 1999, the National Association of Insurance Commissioner (“NAIC”) adopted the Codification of Statutory Accounting Principles (the “Codification”). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2002.  However, statutory accounting principles will continue to be established by individual state laws and permitted practices.  The New York State Insurance Department ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements, effective January 1, 2001.  On October 1, 2002 NYSID modified its original adoption of Codification to allow for the recognition of Deferred Tax Assets (²DTA²) and Deferred Tax Liabilities (²DTL²), with certain restrictions.  This change allowed the Insurance Company to recognize a DTA of approximately $22.4 million at December 31, 2002 for statutory reporting purposes. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of March 31, 2003 and December 31, 2002.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (²GAAP²) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.  The critical accounting policies, estimates and related judgments underlying the Company¢s consolidated financial statements are summarized below.  In applying these accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company¢s business and operations.

INVESTMENTS

     The Company¢s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. Management evaluates whether impairments have occurred case-by-case.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.   Inherent in management¢s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry  has a catastrophic type of loss or has exhausted natural resources; and (vi) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.  The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Company deems to be comparable and assumptions deemed appropriate given the circumstances.  The use of different methodologies and assumptions may have a material effect of the estimated fair value amounts.

22.

DEFERRED POLICY ACQUISITION COSTS

      The Company incurs significant costs in connection with acquiring new business. These costs, which vary with and are primarily related to the production of newbusiness, are deferred. The recovery of such costs is dependent upon the future profitability of the related product, which in turn is dependent mainly on investment returns in excess of interest credited, as well as, persistency and expenses.  These factors enter into management¢s estimate of future gross profits, which generally are used to amortize such costs.  Changes in these estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the deferred acquisition asset and a charge to income if estimated future gross profits are less than amounts deferred.

FUTURE POLICY BENEFITS

         The Company establishes liabilities for amounts payable under life and health insurance policies and annuity contracts.  Generally, these amounts are payable over a long period of time and the profitability of the products is dependent on the pricing.  Principal assumptions used in pricing policies and in the establishment of liabilities for future policy benefits are investment returns, mortality, expenses and persistency.

EMPLOYEE BENEFIT PLANS

         The Company sponsors a defined benefit plan covering employees who meet specified eligibility requirements.  The reported expense and liability associated with these plans requires use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company. Management determines these assumptions based upon currently available market and industry data, historical performance of the plans and its assets. The actuarial assumptions used by the Company may differ materially from actual assets due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants.  These differences may have a significant effect on the Company¢s consolidated financial statements.

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

23.

PART II ‑ OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of May 4, 2003, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8‑K

a)  Exhibits

None

b)  Reports on Form 8‑K

During the quarter ended March 31, 2003, the Company did not file a current report on Form 8-K.

24.

PRESIDENTIAL LIFE CORPORATION

May 14, 2003

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  May 14, 2003                  /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  May 14, 2003                  /s/ Charles J. Snyder

Charles J. Snyder, Principal

Accounting Officer of the Registrant

25.

PRESIDENTIAL LIFE CORPORATION

MAY 14, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  May 14, 2003

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  May 14, 2003

Charles J. Snyder, Principal

Accounting Officer of the Registrant

25.

                                 Exhibit 99.01

Certification of Chief Executive Officer

                        Pursuant to Exchange Act Rule 13a-14

I, Herbert Kurz, Chief Executive Officer of Presidential Life Corporation (the ²Company²) certify that:

I have reviewed this annual report on Form 10-K of the Company.;

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

        4.  The registrant¢s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period, which this annual report is being prepared;

               b)  evaluated the effectiveness of the registrant¢s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ²Evaluation Date²); and

             c)  presented in this annual report our conclusions about he effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.  The registrant¢s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant¢s auditors and audit committee of registrant¢s board of directors (or persons performing the equivalent function):

              a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant¢s ability to record, process, summarize and report financial data and have identified for the registrant¢s auditors any  material weaknesses in internal controls; and

              b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant¢s internal controls; and

        6.  The registrant¢s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:_________________________                   /s/Herbert Kurz

                                 Herbert Kurz

                               Chief Executive Officer

26.

                                                              Exhibit 99.02

Certification of Principal Financial Officer

       Pursuant to Exchange Act Rule 13a-14

I, Charles Snyder, Principal Financial Officer and Treasurer of Presidential Life Corporation (the ²Company²) certify that:

  I have reviewed this annual report on Form 10-K of the Company.;

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

        4.  The registrant¢s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period, which this annual report is being prepared;

              b)  evaluated the effectiveness of the registrant¢s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ²Evaluation Date²); and

             c) presented in this annual report our conclusions about he effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5.  The registrant¢s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant¢s auditors and the audit committee of registrant¢s board of directors (or persons performing the equivalent function):

              a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant¢s ability to record, process, summarize and report financial data and have identified for the registrant¢s auditors any  material weaknesses in internal controls; and

              b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant¢s internal controls; and

       6.  The registrant¢s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:_________________________            /s/Charles Snyder

                 Charles Snyder

                                          Treasurer and Principal Accounting Officer

27.

                                                                                             Exhibit 99.03

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)    Report fully complies with the requirements of section 13(a) or 15(d)                      of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material   respects, the financial condition and result of operations of  the Company.

/s/Herbert Kurz

Herbert Kurz

Chief Executive Officer

May 14, 2003

                                                                                                                                           28.

Exhibit 99.04

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)    Report fully complies with the requirements of section 13(a) or 15(d)                     of the Securities Exchange Act of 1934; and

(2)       The information contained in the Report fairly presents, in all       material respects, the financial condition and result of operations of  the Company.

/s/Charles Snyder

Charles Snyder

Treasurer and Principal Accounting Officer

May 14, 2003

29.