Form 10-Q
period 2003-06-30
PRESIDENTIAL LIFE CORP
filed 2003-08-08
CIK 80124

                                    FORM 10‑Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    X        NO

There were 29,334,668 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on August 7, 2003.

                                      INDEX

Part I ‑ Financial Information                                       Page No.

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited) June 30, 2003

and December 31, 2002........................................       3

Consolidated Statements of Income (Unaudited) ‑ For

the Six months Ended June 30, 2003 and 2002................         4

      Consolidated Statements of Income (Unaudited) - For

      the Three Months Ended June 30, 2003 and 2002..............         5

Consolidated Statements of Shareholders'

Equity (Unaudited) ‑ For the Six months Ended

June 30, 2003 and 2002.......................................       6

Consolidated Statements of Cash Flows (Unaudited) ‑ For

the Six months Ended June 30, 2003 and 2002................         7

      Condensed Notes to (Unaudited) Consolidated Financial Statements.. 8‑12

Independent Accountants' Review Report............................  13

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations...........    14-24

Part II ‑ Other Information.........................................      25

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8‑K

2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2003 (Unaudited)	December 31, 2002
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Cost of
$3,698,461 and 3,596,774, respectively)	$3,937,411	$3,642,582
Common stocks (Cost of $23,128 and
$16,757, respectively)	26,788	16,886
Mortgage loans	9,198	9,289
Real estate	415	415
Policy loans	17,735	17,633
Short-term investments	17,874	288,822
Other invested assets	306,674	254,659
Total Investments	4,316,095	4,230,286

Cash and cash equivalents	31,225	13,101
Accrued investment income	50,693	48,589
Amounts due from security transactions	3,847	1,033
Deferred federal income taxes	0	9,319
Federal income tax recoverable	21,363	30,245
Deferred policy acquisition costs	112,220	113,039
Furniture and equipment, net	239	309
Amounts due from reinsurers	15,536	18,617
Other assets	5,208	5,450
Assets held in separate account	2,281	2,196
TOTAL ASSETS	$4,558,707	$ 4,472,184

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	3,040,983	$ 2,911,554
Future policy benefits:
Annuity	645,152	636,789
Life and accident and Health	65,502	68,812
Other policy liabilities	5,009	5,284
Total Policy Liabilities	3,756,646	3,622,439

Dollar repurchase agreements	0	262,518
Short-term note payable	50,000	50,000
Notes Payable	100,000	100,000
Deferred federal income taxes	57,553	0
Deposits on policies to be issued	5,740	6,375
General expenses and taxes accrued	6,399	6,380
Other liabilities	42,578	23,585
Liabilities related to separate account	2,281	2,196
Total Liabilities	$4,021,197	$ 4,073,493

Shareholders' Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding,
29,334,668 shares in 2003 and 29,334,668
shares in 2002	293	293
Accumulated other comprehensive gain	146,613	17,820
Retained earnings	390,604	380,578
Total Shareholders' Equity	537,510	398,691
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY	$4,558,707	$ 4,472,184

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	SIX MONTHS ENDED JUNE 30 (UNAUDITED)
REVENUES:	2003	2002
Insurance Revenues:
Premiums	$4,534	$3,956
Annuity considerations	18,510	32,098
Universal life and investment type policy
fee income	552	276
Net investment income	135,649	131,155
Realized investment gains (losses)	8,523	(30,007)
Other income	1,280	1,542

TOTAL REVENUES	169,048	139,020

BENEFITS AND EXPENSES:
Death and other life insurance benefits	9,764	5,908
Annuity benefits	35,584	31,420
Interest credited to policyholders' account
balances	79,665	68,446
Interest expense on notes payable	4,871	6,329
Other interest and other charges	213	(210)
Increase in liability for future policy benefits	7,451	23,835
Commissions to agents, net	7,597	16,115
General expenses and taxes	6,506	6,163
Change in deferred policy acquisition costs	(5,375)	(13,420)

TOTAL BENEFIT AND EXPENSES	146,276	144,586

Income before income taxes	22,772	(5,566)

Provision (benefit) for income taxes
Current	9,176	5,010
Deferred	(2,297)	(6,680)
	6,879	(1,670)

NET INCOME (LOSS)	$15,893	$(3,896)

Earnings per common share	.54	(.13)

Weighted average number of shares outstanding
During the period	29,334,668	29,329,531

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED JUNE 30 (UNAUDITED)
REVENUES:	2003	2002
Insurance Revenues:
Premiums	$3,276	$2,890
Annuity considerations	8,533	14,559
Universal life and investment type policy
fee income	231	109
Net investment income	68,803	67,186
Realized investment gains (losses)	13,566	(27,326)
Other income	(143)	721

TOTAL REVENUES	94,266	58,139

BENEFITS AND EXPENSES:
Death and other life insurance benefits	5,900	3,156
Annuity benefits	17,849	16,028
Interest credited to policyholders' account
balances	40,339	35,696
Interest expense on notes payable	2,413	3,251
Other interest and other charges	132	77
Increase in liability for future policy benefits	1,449	10,670
Commissions to agents, net	3,988	6,200
General expenses and taxes	3,868	4,668
Change in deferred policy acquisition costs	(1,962)	(5,779)

TOTAL BENEFIT AND EXPENSES	73,976	73,967

Income before income taxes	20,290	(15,828)

Provision (benefit) for income taxes
Current	10,054	2,465
Deferred	(3,942)	(7,218)
	6,112	(4,753)

NET INCOME (LOSS)	$14,178	$(11,075)

Earnings per common share	.48	(.38)

Weighted average number of shares outstanding
During the period	29,334,668	29,334,055

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                         (in thousands except shared data)

                                    (unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at January 1, 2002	$ 293	$ 0	$461,353	$ (34,552)	$427,094

Comprehensive Income:

Net Loss			(3,896)		(3,896)

Transition Adjustment				(4,478)	(4,478)

Net Unrealized
Investment Loss				(6,211)	(6,211)

Comprehensive Income(Loss)					(14,585)

Purchase & Retirement of Stock	0	0	224		224

Dividends Paid to Shareholders ($.10 per share)			(5,863)		(5,863)

Balance at June 30,2002	$ 293	$ 0	$451,818	$ (45,241)	$406,870

Balance at January 1, 2003	$ 293	$0	$380,578	$ 17,820	$398,691

Comprehensive Income:

Net Income			15,893		15,893

Transition Adjustment				(3,807)	(3,807)

Net Unrealized Investment Gains				132,600	132,600
					144,686
Comprehensive Income

Purchase and Retirement of Stock

Dividends paid to Shareholders ($.10 per share)			(5,867)		(5,867)

Balance at June 30, 2003	$ 293	$0	$390,604	$ 146,613	$537,510

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

6.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)
	2003	2002
OPERATING ACTIVITIES:
Net Income	$15,893	$(3,896)
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(2,297)	(6,680)
Depreciation and amortization	538	238
Net accrual of discount on fixed maturities	(12,435)	(8,107)
Realized investment (gains) losses	(8,523)	30,007
Changes in:
Accrued investment income	(2,104)	(8,093)
Deferred policy acquisition cost	(5,375)	(13,420)
Federal income tax recoverable	8,882	3,443
Liability for future policy benefits	5,053	23,309
Other items	20,262	(8,667)

Net Cash Provided By Operating Activities	19,894	8,134

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(845,347)	(450,673)
Maturities, calls and repayments	378,677	7,352
Sales	385,269	101,240
Common Stocks:
Acquisitions	(15,498)	(6,445)
Sales	8,539	12,444
Increase in short-term investments and policy loans	270,846	17,720
Other Invested Assets:
Additions to other invested assets	(84,012)	(47,121)
Distributions from other invested assets	39,797	44,385
Mortgage loan on real estate	91	803
Amount due from security transactions	(2,814)	(1,786)

Net Cash Provided By (Used In) Investing Activities	135,548	(322,081)

FINANCING ACTIVITIES:
Proceeds from dollar repurchase agreements	1,057,901	1,547,284
Repayment of dollar repurchase agreements	(1,320,419)	(1,548,390)
Increase in policyholders' account balances	129,429	394,762
Repurchase of Common Stock	0	225
Bank overdrafts	2,273	(14,580)
Deposits on policies to be issued	(635)	(54,762)
Dividends paid to shareholders	(5,867)	(5,863)

Net Cash (Used In) Provided By Financing Activities	(137,318)	318,676

Increase in Cash and Cash Equivalents	18,124	4,729
Cash and Cash Equivalents at Beginning of Year	13,101	1,921

Cash and Cash Equivalents at End of Period	$31,225	$6,650
			$ (2,512)
Supplemental Cash Flow Disclosure:

Income Taxes Paid	$295	$4,719

Interest Paid	$4,545	$4,480

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

B. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10‑Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 2002.

C. Investments

Fixed maturity investments available for sale represent investments, which may be sold in response to changes in various economic conditions.  These investments are carried at market value and unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs of approximately $18.4 million and $12.1 million, and deferred Federal income taxes of approximately $71.7 million and $10.0 million, at June 30, 2003 and December 31, 2002, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its net realizable value. Common stocks are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

"Other invested assets" are recorded at equity and primarily include interests in limited partnerships which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year. As of June 30, 2003, the Company was committed to contribute, if called upon, an aggregate of approximately $107.6 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.

In evaluating whether an investment security or other investment has suffered an impairment in value which is deemed to be "other than temporary", management

8.

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

As of May, 2003, the Company no  longer participates in "dollar roll" repurchase agreement transactions to enhance investment income.  Dollar roll transactions involve the sale of certain mortgage-backed securities to a holding institution and a simultaneous agreement to purchase substantially similar securities for forward settlement at a lower dollar price.  The proceeds are invested in short‑term securities at a positive spread until the settlement date of the similar securities.  During this period, the holding institution receives all income and prepayments for the security.  Dollar roll repurchase agreement transactions are treated as financing transactions for financial reporting purposes.

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

E. Earnings Per Common Share  “EPS”

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the six months ended June 30, 2003 and 2002 was 29,334,668 and 29,329,531, respectively.  The dilution from the potential exercise of stock options outstanding did not change basic EPS.

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

In October 2001, the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144").  SFAS provides a single model for accounting for long-lived assets to be disposed by superceding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No.30, Reporting the Results of Operations - Reporting the Effects of

Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions ("APB 30").  Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less cost to sell rather than on a net realizable value basis.  Future operating losses relating to discontinued operations are also no longer recognized before they occur.  SFAS 144 broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business.)  SFAS 144 also requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed.  SFAS 144 retains the basic provisions of (i) APB 30 regarding the presentation of discontinued operations in

9.

the income statement, (ii) SFAS 121 relating to recognition and measurement of impaired long-lived assets classified as held for sale.  SFAS 144 was effective beginning January 1, 2002.  The adoption of SFAS 144 by the Company did not have an impact on the Company's consolidated financial statements.

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

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (²FIN 46²). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities entered into prior to February 1, 2003, FIN 46 is effective for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 had no impact on the Company’s consolidated financial statements.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that the adoption of Statement No. 149 to have a material impact on the Company's consolidated financial statements.

10.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150,Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect that the adoption of Statement No. 150 will have a material impact on the Company's consolidated financial statements.

In March 1999, the National Association of Insurance Commissioner (“NAIC”) adopted the Codification of Statutory Accounting Principles (the “Codification”). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2002.  However, statutory accounting principles will continue to be established by individual state laws and permitted practices.  The New York State Insurance Department ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements, effective January 1, 2001.  On October 1, 2002 NYSID modified its original adoption of Codification to allow for the recognition of Deferred

Tax Assets (²DTA²) and Deferred Tax Liabilities (²DTL²), with certain restrictions.  This change allowed the Insurance Company to recognize a DTA of approximately $27.4 and $22.4 million at June 30, 2003 and December 31, 2002 respectively for statutory reporting purposes. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of June 30, 2003 or December 31, 2002.

2.   INVESTMENTS

     There were no investments in any one issuer that aggregate 10% or more of Shareholder's Equity as of June 30, 2003.

Securities with a carrying value of approximately $13.1 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3.   NOTES PAYABLE

Notes payable at June 30, 2003 and December 31, 2002 consist of $100 million, 7 7/8% Senior Notes ("Senior Notes") due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of June 30, 2003, such unamortized costs were $1.25 million.  The total principal is due on February 15, 2009. In addition, the Company had deferred losses of approximately $3.8 million recorded in accumulated other comprehensive income as of June 30, 2003, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.

4.   INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the six months ended June 30, 2003 reflect the reduction in the deferred income tax asset as of June 30, 2003.  The Company's effective tax rate for each of the six months ended June 30, 2003 and 2002 was 30.2% and 30.0%, respectively.

11.

COMPREHENSIVE INCOME (LOSS)

For the six months ended June 30,	Pre Tax Amount	Tax Expense/ (Benefit) (in thousands)	After-Tax Amount
2003
Net unrealized gains(losses) on
investment securities:
Net unrealized holding gains arising during year	204,227	61,268	142,959
Less: reclassification adjustment for losses
realized in net income	(8,523)	(2,557)	(5,966)
Change related to deferred acquisition costs	(6,276)	(1,883)	(4,393)
Net unrealized investment gains	189,428	56,828	132,600

2002
Net unrealized gains (losses)on
investment securities:
Net unrealized holding losses arising during year	(39,612)	(11,883)	(27,729)
Less: reclassification adjustment for losses
Realized in net income	30,007	9,002	21,005
Change related to deferred acquisition costs	732	219	513
Net unrealized investment (losses)	(8,873)	(2,662)	(6,211)

12.

INDEPENDENT ACCOUNTANTS REVIEW REPORT

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of June 30, 2003, and the related consolidated statements of income, for the six-month and three-month periods ended June 30, 2003 and 2002 and the consolidated statement of stockholders' equity and cash flows for the six month period ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

New York, New York

August 7, 2003

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

     During 2002, The Insurance Company’s rating was lowered to "B+" (Very Good) from an "A-"(Excellent) by A.M. Best Company.

Results of Operations

Comparison of six months ended June 30, 2003 compared to six months ended

June 30, 2002.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased to approximately $23.0 million for the six months ended June 30, 2003 from approximately $36.1 million for the six months ended June 30, 2002, a decrease of approximately $13.1 million.  Of this amount, annuity considerations decreased to approximately $18.5 million for the six months ended June 30, 2003 from approximately $32.1 million for the six months ended June 30, 2002 a decrease of approximately $13.6 million.  In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Based on statutory accounting, revenue from sales of single premium annuities were approximately $148.4 million and approximately $423.0 million during the six months ended June 30, 2003 and June 30, 2002, respectively. The decrease is attributable to many factors, including recent rating agency actions and managements intent to preserve and build the Insurance Company’s capital and surplus ratios.

14.

     Policy Fee Income

Universal life and investment type policy fee income was approximately $552 thousand for the six months ended June 30, 2003, as compared to approximately $276 thousand for the six months ended June 30, 2002.  This represents approximately a

$276 thousand increase.

Net Investment Income

Net investment income totaled approximately $135.6 million during the first six months of 2003, as compared to approximately $131.2 million during the first six months of 2002.  This represents an increase of approximately $4.4 million. This increase is due principally to the increase in fixed maturities from June 30, 2002 of approximately $667.4 million. Investment income from other invested assets totaled approximately $11.4 million during the first six months of 2003, as compared to approximately $13.4 million during the first six months of 2002. The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended June 30, 2003 and June 30, 2002 was approximately 6.69% and 7.81%, respectively.

Net Realized Investment Gains and Losses

Realized investment gains amount to approximately $8.5 million during the first six months of 2003, as compared to approximately $30.0 million of losses during the first six months of 2002. Realized investment gains and losses for the six months ended June 30, 2003 and 2002 respectively, include realized investment losses of approximately $22.5 million and $35.2 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio. Investment securities with unrealized losses are placed on an internal watch list and are carefully evaluated to determine whether such losses are other than temporary.  Evaluations of watch list securities are monitored on an ongoing basis.  Various criteria are utilized in the evaluation of the financial performance of the issuer, including capital structure, debt maturities, earnings trends, asset quality, industry trends, regional and economic trends and specific events including: a) company specific event, such as missed interest payments, accounting issues, gain or loss of major revenue generating contract(s), significant change in availability and cost of raw material or labor; and, b) specific market-driven event such as dramatic changes in interest rates or geo-political events.  The result of this analysis is then evaluated in the context of the Company’s intent to hold to maturity barring any significant adverse change in credit conditions, as well as the Company’s need for liquidity. When impairments are determined to be other than temporary, the Company adjusts the book value to reflect the net realizable value or fair value, as appropriate, on a quarterly basis. Realized investment gains (losses) also result from sales of certain equities and convertible securities, and calls and sales of fixed maturity investments in the Company's investment portfolio.

15.

     The following table presents the amortized cost and gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by less than 20%, or 20% or more for June 30, 2003:

	Amortized Cost		Gross Unrealized Losses		Gross Unrealized Losses Net of Principal Protected Notes
	Less than 20%	20% or More	Less than 20%	20% or More	Less than 20%	20% or More
			(in thousands)
Less than six months	410,544	22,085	20,348	4,661	15,613	1,384
Six months or greater but less than nine months	164,846	16,983	12,142	4,443	7,509	4,443
Nine months or greater but less than twelve months	24,337	7,304	1,093	1,869	1,093	1,869
Twelve months or greater	102,559	244,461	6,492	62,836	4,276	6,945

Total	702,286	290,833	40,075	73,809	28,491	14,641

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by June 30, 2003.

	Gross Unrealized Losses	% Of Total	Gross Unrealized Losses Net of Principal Protected Notes	% Of Total
	(in thousands)		(in thousands)
Less than 20%	40,075	35.2	28,491	66.1
20% or more for less than six months	4,661	4.1	1,384	3.2
20% or more for six months or greater	69,148	60.7	13,257	30.7

Total	113,884	100.0	43,132	100.0

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

     As of June 30, 2003, the Company had approximately $353 million of gross unrealized gains in fixed maturities.

Total Benefits and Expenses

Total benefits and expenses for the six months ended June 30, 2003 aggregated approximately $146.3 million, as compared to approximately $144.6 million for the six months ended June 30, 2002.  This represents an increase of $1.7 million from the first six months of 2002.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $132.7 million for the six months ended June 30, 2003, as compared to approximately $129.4 million for the six months ended June 30, 2002. The increase is attributable to a higher level of policyholder account balances as a result of the increase in annuity considerations received during the period, partially offset by a reduction in the increase in liability for future policy benefits.

The Insurance Company's average credited rate for reserves and account balances for the six months ended June 30, 2003 and 2002 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.                 16.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $4.9 million for the six months ended June 30, 2003, and approximately $6.3 million for the six months ended June 30, 2002.

General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents totaled approximately $14.1 million for the six months ended June 30, 2003, as compared to approximately $22.3 million for the six months ended June 30, 2002.  This represents a decrease of approximately $8.2 million.  The decrease principally is attributable to lower commissions incurred in the first six months of 2003 associated with the lower level of sales.

Deferred Policy Acquisition Costs

The change in deferred policy acquisition costs for the six months ended June 30, 2003 resulted in a credit of approximately $5.4 million, as compared to a credit of approximately $13.4 million for the six months ended June 30, 2002. The change is due to the decrease in costs associated with lower level of sales, which have been deferred and are amortized in proportion to the recognition of earned revenue.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $22.8 million for the six months ended June 30, 2003, as compared to a loss of approximately $5.6 million for the six months ended June 30, 2002.

Income Taxes

Income tax expense was $6.9 million for the first six months of 2003 as compared to an income tax benefit of approximately $1.7 million for the first six months of 2002.  This increase is primarily attributable to higher income before income taxes.

Net Income

For the reasons discussed above, the Company had net income of approximately $15.9 million during the six months ended June 30, 2003 and a net loss of approximately $3.9 million during the six months ended June 30, 2002.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company.  During the second quarter of 2003, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share payable on July 1, 2003.  During the first six months of 2003 the Company purchased and retired 0 shares of common stock.

   The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains).  The Insurance Company will be  permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and

17.

the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The NYSID has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to their respective parent companies. During the first six months of 2003 and 2002, the Insurance Company paid no dividends to the Company.

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $19.9 million and $8.1 million during the six months ended June 30, 2003 and 2002, respectively.  Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(135.5) million, and $322.1 million during the six months ended June 30, 2003 and 2002, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  In addition, as previously discussed, the Company no longer participates in dollar roll repurchase agreements, which are considered to be a financing activity.  Net cash provided by the Company's financing activities amounted to approximately $(137.3) million and $318.7 million during the six months ended June 30, 2003 and 2002, respectively.  This fluctuation primarily is attributable to higher policyholder account balances and in deposits of policies to be issued at June 30, 2003.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately .4% and 6.5% as of June 30, 2003 and December 31, 2002, respectively).  The weighted average duration of the Company's

18.

debt portfolio was approximately six years as of June 30, 2003.  The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors.  Fixed maturity investments available for sale represent investments, which may be sold in response to changes in various economic conditions.  These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss.  Equity securities include common stocks and non‑redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of June 30, 2003 and December 31, 2002, approximately 7.5% and 7.9%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company maintains a portfolio, which includes below investment grade fixed maturity debt securities, which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of June 30, 2003 and December 31, 2002, the carrying value of these securities was approximately $223.6 million and $223.8 million, respectively, (representing approximately 4.9% and 5.0% of the Company's total assets and 41.6% and 56.1%, respectively, of shareholders' equity).

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

As of June 30, 2003, approximately 7.1% of the Company's total invested assets were invested in limited partnerships.  Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets."  See "Note 2 to the Notes to Consolidated Financial Statements."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $107.6 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in

19.

limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

As previously discussed, the Company no longer participates in "dollar roll" repurchase agreements.  Amounts outstanding to repurchase securities under such agreements were $0 and $262.5 million at June 30, 2003 and December 31, 2002, respectively.

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

20.

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

In October 2001, the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144").  SFAS provides a single model for accounting for long-lived assets to be disposed by superceding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No.30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions ("APB 30").  Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less cost to sell rather than on a net realizable value basis.  Future operating losses relating to discontinued operations are also no longer recognized before they occur.  SFAS 144 broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business.)  SFAS 144 also requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed.  SFAS 144 retains the basic provisions of (i) APB 30 regarding the presentation of discontinued operations in the income statement, (ii) SFAS 121 relating to recognition and measurement of impaired long-lived assets classified as held for sale.  SFAS 144 was effective beginning January 1, 2002.  The adoption of SFAS 144 by the Company did not have an impact on the Company's consolidated financial statements.

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

21.

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

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (²FIN 46²). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities entered into prior to February 1, 2003, FIN 46 is effective for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 had no impact on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that the adoption of Statement No. 149 to have a material impact on the Company's consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150,Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect that the adoption of Statement No. 150 will have a material impact on the Company's consolidated financial statements.

22.

In March 1999, the National Association of Insurance Commissioner (“NAIC”) adopted the Codification of Statutory Accounting Principles (the “Codification”).

The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2002.  However, statutory accounting principles will continue to be established by individual state laws and permitted practices.  The New York State Insurance Department ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements, effective January 1, 2001.  On October 1, 2002 NYSID modified its original adoption of Codification to allow for the recognition of Deferred Tax Assets (²DTA²) and Deferred Tax Liabilities (²DTL²), with certain restrictions.  This change allowed the Insurance Company to recognize a DTA of approximately $22.4 million at December 31, 2002 for statutory reporting purposes. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of June 30, 2003 and December 31, 2002.

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

23.

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

24.

PART II ‑ OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of August 7, 2003, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8‑K

a)  Exhibits

None

b)  Reports on Form 8‑K

During the quarter ended June 30, 2003, the Company did not file a current report on Form 8-K.

25.

PRESIDENTIAL LIFE CORPORATION

August 7, 2003

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  August 7, 2003                 /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  August 7, 2003                 /s/ Charles J. Snyder

Charles J. Snyder, Principal

Accounting Officer of the Registrant

26.

PRESIDENTIAL LIFE CORPORATION

August 7, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  August 7, 2003               /s/Herbert Kurz

                                    ----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  August 7, 2003               /s/ Charles Snyder

                                     ----------------------

                                    Charles J. Snyder, Principal

Accounting Officer of the Registrant

26.

                                 Exhibit 99.01

Certification of Chief Executive Officer

                        Pursuant to Exchange Act Rule 13a-14

I, Herbert Kurz, Chief Executive Officer of Presidential Life Corporation (the ²Company²) certify that:

I have reviewed this quarterly report on Form 10-Q of the Company.;

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

        4.  The registrant¢s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period, which this quarterly report is being prepared;

              b)  evaluated the effectiveness of the registrant¢s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ²Evaluation Date²); and

             c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.  The registrant¢s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant¢s auditors and audit committee of registrant¢s board of directors (or persons performing the equivalent function):

              a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant¢s ability to record, process, summarize and report financial data and have identified for the registrant¢s auditors any  material weaknesses in internal controls; and

                b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant¢s internal controls; and

        6.  The registrant¢s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 7, 2003                              /s/Herbert Kurz

                                                 ----------------------

                                                   Herbert Kurz

                                                   Chief Executive Officer

27.

                                                              Exhibit 99.02

Certification of Principal Financial Officer

       Pursuant to Exchange Act Rule 13a-14

I, Charles Snyder, Principal Financial Officer and Treasurer of Presidential Life Corporation (the ²Company²) certify that:

  I have reviewed this quarterly report on Form 10-Q of the Company.;

         2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

        4.  The registrant¢s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period, which this quarterly report is being prepared;

              b)  evaluated the effectiveness of the registrant¢s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ²Evaluation Date²); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5.  The registrant¢s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant¢s auditors and the audit committee of registrant¢s board of directors (or persons performing the equivalent function):

             a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant¢s ability to record, process, summarize and report financial data and have identified for the registrant¢s auditors any  material weaknesses in internal controls; and

              b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant¢s internal controls; and

       6.  The registrant¢s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:August 7, 2003                      /s/Charles Snyder

                                                                                                                                        ----------------------

                                          Charles Snyder

                                          Treasurer and Principal Accounting Officer

28.

                                                                                              Exhibit 99.03

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)  Report fully complies with the requirements of section 13(a) or 15(d)                      of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material     respects, the financial condition and result of operations of  the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

August 7, 2003

                                                                                                                                           29.

Exhibit 99.04

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)   Report fully complies with the requirements of section 13(a) or 15(d)                   of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all       material respects, the financial condition and result of operations of  the Company.

/s/Charles Snyder

-------------------

Charles Snyder

Treasurer and Principal Accounting Officer

August 7, 2003

30.