Form 10-Q
period 2003-09-30
PRESIDENTIAL LIFE CORP
filed 2003-11-13
CIK 80124

  FORM 10‑Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    X        NO

There were 29,334,668 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on November 7, 2003.

      INDEX

Part I ‑ Financial Information                                  Page No.

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited) September 30, 2003

and December 31, 2002........................................       3

Consolidated Statements of Income (Unaudited) ‑ For

the Nine months Ended September 30, 2003 and 2002..............      4

      Consolidated Statements of Income (Unaudited) - For

      the Three Months Ended September 30, 2003 and 2002..............        5

Consolidated Statements of Shareholders'

Equity (Unaudited) ‑ For the Nine months Ended

September 30, 2003 and 2002.......................................  6

Consolidated Statements of Cash Flows (Unaudited) ‑ For

the Nine months Ended September 30, 2003 and 2002................   7

      Condensed Notes to (Unaudited) Consolidated Financial Statements.. 8‑12

Independent Accountants' Review Report............................  13

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations...........    14-24

Part II ‑ Other Information.........................................      25

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8‑K

2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Cost of
$3,705,238 and 3,596,774, respectively)	$3,851,769	$3,642,582
Common stocks (Cost of $29,493 and
$16,757, respectively)	34,360	16,886
Mortgage loans	9,161	9,289
Real estate	415	415
Policy loans	18,356	17,633
Short-term investments	8,170	288,822
Other invested assets	328,166	254,659
Total Investments	4,250,397	4,230,286

Cash and cash equivalents	21,979	13,101
Accrued investment income	54,508	48,589
Amounts due from security transactions	461	1,033
Deferred federal income taxes	0	9,319
Federal income tax recoverable	22,455	30,245
Deferred policy acquisition costs	111,510	113,039
Furniture and equipment, net	219	309
Amounts due from reinsurers	14,758	18,617
Other assets	5,137	5,450
Assets held in separate account	2,654	2,196
TOTAL ASSETS	$ 4,484,078	$ 4,472,184

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 3,069,876	$ 2,911,554
Future policy benefits:
Annuity	645,018	636,789
Life and accident and Health	65,788	68,812
Other policy liabilities	5,131	5,284
Total Policy Liabilities	3,785,813	3,622,439

Dollar repurchase agreements	0	262,518
Short-term note payable	50,000	50,000
Notes Payable	100,000	100,000
Deferred federal income taxes	28,851	0
Deposits on policies to be issued	2,215	6,375
General expenses and taxes accrued	3,231	6,380
Other liabilities	30,520	23,585
Liabilities related to separate account	2,654	2,196
Total Liabilities	4,003,284	4,073,493

Shareholders' Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding,
29,334,668 shares in 2003 and 29,334,668
shares in 2002	293	293
Accumulated other comprehensive gain	86,275	17,820
Retained earnings	394,226	380,578
Total Shareholders' Equity	480,794	398,691
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY	$ 4,484,078	$ 4,472,184

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

          3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
REVENUES:	2003	2002
Insurance Revenues:
Premiums	$7,232	$7,400
Annuity considerations	24,849	52,920
Universal life and investment type policy
fee income	1,052	812
Net investment income	207,383	201,196
Realized investment gains (losses)	6,329	(118,346)
Other income	1,234	2,196

TOTAL REVENUES	248,079	146,178

BENEFITS AND EXPENSES:
Death and other life insurance benefits	12,711	9,768
Annuity benefits	53,633	47,523
Interest credited to policyholders' account
balances	120,400	106,610
Interest expense on notes payable	7,248	8,179
Other interest and other charges	541	(4)
Increase in liability for future policy benefits	7,254	41,443
Commissions to agents, net	9,760	25,637
General expenses and taxes	10,339	8,243
Change in deferred policy acquisition costs	(5,985)	(25,439)

TOTAL BENEFIT AND EXPENSES	215,901	221,960

Income before income taxes	32,178	(75,782)

Provision (benefit) for income taxes
Current	8,148	15,669
Deferred	1,582	(38,335)
	9,730	(22,666)

NET INCOME (LOSS)	$22,448	$(53,116)

Earnings per common share	.77	(1.81)

Weighted average number of shares outstanding
During the period	29,334,668	29,331,262

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

         4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
REVENUES:	2003	2002
Insurance Revenues:
Premiums	$2,698	$3,444
Annuity considerations	6,339	20,822
Universal life and investment type policy
fee income	500	536
Net investment income	71,734	70,041
Realized investment gains (losses)	(2,194)	(88,339)
Other income	(46)	654

TOTAL REVENUES	79,031	7,158

BENEFITS AND EXPENSES:
Death and other life insurance benefits	2,946	3,860
Annuity benefits	18,049	16,103
Interest credited to policyholders' account
balances	40,736	38,164
Interest expense on notes payable	2,376	1,849
Other interest and other charges	329	207
Increase in liability for future policy benefits	(197)	17,608
Commissions to agents, net	2,163	9,522
General expenses and taxes	3,834	2,080
Change in deferred policy acquisition costs	(611)	(12,019)

TOTAL BENEFIT AND EXPENSES	69,625	77,374

Income before income taxes	9,406	(70,216)

Provision (benefit) for income taxes
Current	(1,028)	10,659
Deferred	3,879	(31,655)
	2,851	(20,996)

NET INCOME (LOSS)	$6,555	$(49,220)

Earnings per common share	.22	(1.68)

Weighted average number of shares outstanding
During the period	29,334,668	29,334,668

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

         5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                         (in thousands except shared data)

                                    (unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at January 1, 2002	$ 293	$ 0	$461,353	$ (34,552)	$427,094

Comprehensive Income:

Net Loss			(53,116)		(53,116)

Transition Adjustment				(4,310)	(4,310)

Net Unrealized
Investment Gains				27,244	27,244

Comprehensive Income(Loss)					(30,182)

Purchase & Retirement of Stock	0	0	225		225

Dividends Paid to Shareholders ($.10 per share)			(8,798)		(8,798)

Balance at September 30,2002	$ 293	$ 0	$399,664	$ (11,618)	$388,339

Balance at January 1, 2003	$ 293	$0	$380,577	$ 17,820	$398,690

Comprehensive Income:

Net Income			22,448		22,448

Transition Adjustment				(3,639)	(3,639)

Net Unrealized Investment Gains				72,094	72,094

Comprehensive Income					90,903

Dividends paid to Shareholders ($.10 per share)			(8,799)		(8,799)

Balance at September 30, 2003	$ 293	$0	$394,226	$ 86,275	$480,794

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

                                    6.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)
	2003	2002
OPERATING ACTIVITIES:
Net Income	$22,448	$(53,116)
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	1,582	(38,335)
Depreciation and amortization	604	339
Net accrual of discount on fixed maturities	(19,575)	(14,293)
Realized investment (gains) losses	(6,329)	118,346
Changes in:
Accrued investment income	(5,919)	(9,384)
Deferred policy acquisition cost	(5,985)	(25,439)
Federal income tax recoverable	7,790	10,885
Liability for future policy benefits	5,205	41,222
Other items	7,910	(11,385)

Net Cash Provided By Operating Activities	7,731	18,840

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(990,288)	(858,445)
Maturities, calls and repayments	499,939	243,989
Sales	406,919	67,476
Common Stocks:
Acquisitions	(25,548)	(9,061)
Sales	13,502	15,163
Increase (decrease) in short-term investments and policy loans	279,929	(13,446)
Other Invested Assets:
Additions to other invested assets	(121,352)	(60,030)
Distributions from other invested assets	54,572	54,112
Mortgage loan on real estate	128	1,217
Amount due from security transactions	572	(325)

Net Cash Provided By (Used In) Investing Activities	118,373	(559,350)

FINANCING ACTIVITIES:
Proceeds from dollar repurchase agreements	1,057,901	2,329,807
Repayment of dollar repurchase agreements	(1,320,419)	(2,328,888)
Increase in policyholders' account balances	158,322	603,170
Repurchase of Common Stock	0	225
Bank overdrafts	(71)	(13,768)
Deposits on policies to be issued	(4,160)	(38,525)
Dividends paid to shareholders	(8,799)	(8,798)

Net Cash (Used In) Provided By Financing Activities	(117,226)	543,223

Increase in Cash and Cash Equivalents	8,878	2,713
Cash and Cash Equivalents at Beginning of Year	13,101	1,921

Cash and Cash Equivalents at End of Period	$21,979	$4,634
			$ (2,512)
Supplemental Cash Flow Disclosure:

Income Taxes Paid	$359	$4,784

Interest Paid	$8,664	$8,822

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

B. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10‑Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 2002.

C.   Investments

Fixed maturity investments available for sale represent investments, which may be sold in response to changes in various economic conditions.  These investments are carried at market value and unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs of approximately $19.8 million and $12.1 million, and deferred federal income taxes of approximately $39.2 million and $10.0 million, at September 30, 2003 and December 31, 2002, respectively, are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its fair value. Common stocks are carried at market, with the related unrealized gains and losses, net of deferred income taxes, if any, credited or charged directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its net realizable value.

"Other invested assets" are recorded at equity and primarily include interests in limited partnerships which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment managers and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year.  As of September 30, 2003, the Company was committed to contribute, if called upon, an aggregate amount of approximately $102.7 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  $9.3 million in commitments will expire in 2003, $17.7 million in 2004, $23.0 in 2005, $23.6 in 2006, $29.1 in 2007. Management believes that the fair value of such limited partnership

       8.

C. Investments - continued

interests, in the aggregate, exceed their related carrying value as of September 30, 2003 and December 31, 2002.

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

As of May 2003, the Company no longer participates in "dollar roll" repurchase agreement transactions.  Dollar roll transactions involve the sale of certain mortgage-backed securities to a holding institution and a simultaneous agreement to purchase substantially similar securities for forward settlement at a lower dollar price.  The proceeds are invested in short‑term securities at a positive spread until the settlement date of the similar securities.  During this period, the holding institution receives all income and prepayments for the security.  Dollar roll repurchase agreement transactions are treated as financing transactions for financial reporting purposes.

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

E.   Earnings Per Common Share  “EPS”

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the nine months ended September 30, 2003 and 2002 was 29,334,668 and  29,331,262 respectively.  The dilution from the potential exercise of stock options outstanding did not change basic EPS.

F. New Accounting Pronouncements

  In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.  SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and identifiable intangible assets other than goodwill be amortized over their useful lives.   SFAS No. 141 is effective for acquisitions made after June 30, 2001.  The provisions of SFAS No. 142 were effective for fiscal years beginning after December 15, 2001.  Adoption of SFAS 141 and SFAS 142 did not have an impact on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144").  SFAS provides a single model for accounting for long-lived assets to be disposed by superceding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No.30, Reporting the Results of Operations - Reporting the Effects of

Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions ("APB 30").  Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less cost to sell rather than on a net realizable value basis.  Future operating losses relating to discontinued operations are also no longer recognized before they occur.  SFAS 144 broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business.)  SFAS 144 also requires long-lived assets to be disposed of

               9.

F. New Accounting Pronouncements – continued

other than by sale to be considered held and used until disposed.  SFAS 144 retains the basic provisions of (i) APB 30 regarding the presentation of discontinued operations in the income statement, (ii) SFAS 121 relating to recognition and measurement of impaired long-lived assets classified as held for sale.  SFAS 144 was effective beginning January 1, 2002.  The adoption of SFAS 144 by the Company did not have an impact on the Company's consolidated financial statements.

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

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (²FIN 46²). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities entered into prior to February 1, 2003, FIN 46 is effective for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB issued FASB Staff Position (“FSP”) FIN 46-6, Effective Date of FASB Interpretation, No. 46 Consolidation of Variable Interest Entities. This FSP provides a deferral of interests held by public entities in a variable interest entity or potential variable interest entity until the end of the first interim or annual period after December 15, 2003, if (a) the variable interest entity was created before February 1, 2003 and (b) the public entity has not issued financial statements reporting the variable interest entity that was created before February 1, 2003, in accordance with FIN 46, other than in the disclosure required by FIN 46. The FSP is effective for financial statements issued after October 9, 2003. The adoption of FIN 46 for variable entities created after February 1, 2003 did not have an impact on the consolidated financial statement of the company as of September 30, 2003. Management does not expect the adoption of the provision of FSP FIN 46-6 to have a material impact on the Company’s consolidated financial statements.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation

         10.

issues raised in relation to the application of the definition of a derivative.  The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. Management does not expect that the adoption of Statement No. 149 to have a material impact on the Company's consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150,Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of Statement No. 150 did not have an impact on the Company's consolidated financial statements.

In March 1999, the National Association of Insurance Commissioners (“NAIC”) adopted the Codification of Statutory Accounting Principles (the “Codification”). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2002.  However, statutory accounting principles will continue to be established by individual state laws and permitted practices.  The New York State Insurance Department ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements, effective January 1, 2001.  On October 1, 2002 NYSID modified its original adoption of Codification to allow for the recognition of Deferred

Tax Assets (²DTA²) and Deferred Tax Liabilities (²DTL²), with certain restrictions.  This change allowed the Insurance Company to recognize a net DTA of approximately $26.0 and $22.4 million at September 30, 2003 and December 31, 2002 respectively for statutory reporting purposes. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of September 30, 2003 or December 31, 2002.

2.    INVESTMENTS

     There were no investments in any one issuer that aggregate 10% or more of Shareholder's Equity as of September 30, 2003.

Securities with a carrying value of approximately $14.0 million were on deposit with various state insurance departments to comply with applicable insurance laws.

3.   NOTES PAYABLE

Notes payable at September 30, 2003 and December 31, 2002 consist of $100 million, 7 7/8% Senior Notes ("Senior Notes") due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of September 30, 2003, such unamortized costs were $1.20 million.  The total principal is due on February 15, 2009. In addition, the Company had deferred losses of approximately $3.6 million recorded in accumulated other comprehensive income as of September 30, 2003, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.

               11.

4.   INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carryforwards and (c) a valuation allowance.

The valuation allowance relates principally to investment write downs recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes. Changes in the valuation allowance for the nine months ended September 30, 2003 reflect the reduction in the deferred income tax asset as of September 30, 2003.  The Company's effective tax rate for each of the nine months ended September 30, 2003 and 2002 was 30.2% and 29.9%, respectively.

COMPREHENSIVE INCOME (LOSS)

For the nine months ended September 30, 2003	Pre Tax Amount	Tax Expense/ (Benefit) (in thousands)	After-Tax Amount
Net unrealized gains (losses) on
investment securities:
Net unrealized holding gains arising during year	116,933	35,080	81,853
Less: reclassification adjustment for losses
realized in net income	(6,329)	(1,899)	(4,430)
Change related to deferred acquisition costs	(7,613)	(2,284)	(5,329)
Net unrealized investment gains	102,991	30,897	72,094

2002
Net unrealized gains (losses)on
investment securities:
Net unrealized holding gains arising during year	165,509	49,653	115,856
Less: reclassification adjustment for losses
Realized in net income	(118,346)	(35,504)	(82,842)
Change related to deferred acquisition costs	(8,243)	(2,473)	(5,770)
Net unrealized investment (losses)	38,920	11,676	27,244

                 12.

INDEPENDENT ACCOUNTANTS REVIEW REPORT

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of September 30, 2003, and the related consolidated statements of income, for the nine-month and three-month periods ended September 30, 2003 and 2002 and the consolidated statement of stockholders' equity and cash flows for the nine month period ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

November 12, 2003

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

     During 2002, The Insurance Company’s rating was lowered to "B+" (Very Good) from an "A-"(Excellent) by A.M. Best Company.

Results of Operations

Comparison of nine months ended September 30, 2003 compared to nine months ended

September 30, 2002.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased to approximately $32.1 million for the nine months ended September 30, 2003 from approximately $60.3 million for the nine months ended September 30, 2002, a decrease of approximately $28.2 million.  Of this amount, annuity considerations decreased to approximately $24.8 million for the nine months ended September 30, 2003 from approximately $52.9 million for the nine months ended September 30, 2002 a decrease of approximately $28.1 million.  In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Based on statutory accounting, revenue from sales of single premium annuities were approximately $189.1 million and approximately $657.1 million during the nine months ended September 30, 2003 and September 30, 2002, respectively. The decrease is attributable to many factors, including recent rating agency actions and managements intent to preserve and build the Insurance Company’s capital and surplus ratios.

14.

     Policy Fee Income

Universal life and investment type policy fee income was approximately $1,052 thousand for the nine months ended September 30, 2003, as compared to approximately $812 thousand for the nine months ended September 30, 2002.  This represents approximately a $240 thousand increase.

Net Investment Income

Net investment income totaled approximately $207.4 million during the first nine months of 2003, as compared to approximately $201.2 million during the first nine months of 2002.  This represents an increase of approximately $6.2 million. This increase is due principally to the increase in fixed maturities from September 30, 2002 of approximately $394.8 million. Investment income from other invested assets totaled approximately $14.8 million during the first nine months of 2003, as compared to approximately $18.3 million during the first nine months of 2002. The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended September 30, 2003 and September 30, 2002 was approximately 6.87% and 7.75%, respectively.

Net Realized Investment Gains and Losses

Realized investment gains amount to approximately $6.3 million during the first nine months of 2003, as compared to approximately $118.3 million of losses during the first nine months of 2002. Realized investment gains and losses for the nine months ended September 30, 2003 and 2002 respectively, include realized investment losses or writedowns of approximately $28.4 million and $125.0 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio.  Investment securities with unrealized losses are placed on an internal watch list and are carefully evaluated to determine whether such losses are other than temporary.  Evaluations of watch list securities are monitored on an ongoing basis.  Various criteria are utilized in the evaluation of the financial performance of the issuer, including capital structure, debt maturities, earnings trends, asset quality, industry trends, regional and economic trends and specific events including: a) company specific event, such as missed interest payments, accounting issues, gain or loss of major revenue generating contract(s), significant change in availability and cost of raw material or labor; and, b) specific market-driven events such as dramatic changes in interest rates or geo-political events. The result of this analysis is then evaluated in the context of the Company’s intent to hold to maturity barring any significant adverse change in credit conditions, as well as the Company’s need for liquidity. When impairments are determined to be other than temporary, the Company adjusts the book value to reflect the fair value, as appropriate, on a quarterly basis. Realized investment gains (losses) also result from sales of certain equities and convertible securities, and calls and sales of fixed maturity investments in the Company's investment portfolio.

  15.

     The following table presents the amortized cost and gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by less than 20%, or 20% or more for September 30, 2003:

	Amortized Cost		Gross Unrealized Losses		Gross Unrealized Losses Net of Principal Protected Notes
	Less than 20%	20% or More	Less than 20%	20% or More	Less than 20%	20% or More
			(in thousands)
Less than six months	712,819	63,504	39,263	14,841	39,233	2,275
Six months or greater but less than nine months	0	0	0	0	0	0
Nine months or greater but less than twelve months	142,534	9,500	15,404	2,552	10,489	2,552
Twelve months or greater	101,164	245,641	4,747	60,682	4,747	5,288

Total	956,517	318,645	59,414	78,075	54,469	10,115

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by September 30, 2003.

	Gross Unrealized Losses	% Of Total	Gross Unrealized Losses Net of Principal Protected Notes	% Of Total
	(in thousands)		(in thousands)
Less than 20%	59,414	43.2	54,469	84.4
20% or more for less than six months	14,841	10.8	2,275	3.5
20% or more for six months or greater	63,234	46.0	7,840	12.1

Total	137,489	100.0	64,584	100.0

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

     As of September 30, 2003, the Company had approximately $285 million of gross unrealized gains in fixed maturities.

Total Benefits and Expenses

Total benefits and expenses for the nine months ended September 30, 2003 aggregated approximately $215.9 million, as compared to approximately $222.0 million for the nine months ended September 30, 2002.  This represents a decrease of $6.1 million from the first nine months of 2002.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $194.5 million for the nine months ended September 30, 2003, as compared to approximately $205.3 million for the nine months ended September 30, 2002. The decrease is attributable to a reduction in the increase in the liability for future policy benefits, which is a result of the lower level of premium income.  This reduction is offset by an increase in interest credited to policyholder account balances.

          16.

     The Insurance Company's average credited rate for reserves and account balances for the nine months ended September 30, 2003 and 2002 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $7.2 million for the nine months ended September 30, 2003, and approximately $8.2 million for the nine months ended September 30, 2002.

General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents totaled approximately $20.1 million for the nine months ended September 30, 2003, as compared to approximately $33.9 million for the nine months ended September 30, 2002.  This represents a decrease of approximately $13.8 million.  The decrease principally is attributable to lower commissions incurred in the first nine months of 2003 associated with the lower level of sales.

Deferred Policy Acquisition Costs

The change in deferred policy acquisition costs for the nine months ended September 30, 2003 resulted in a credit of approximately $6.0 million, as compared to a credit of approximately $25.4 million for the nine months ended September 30, 2002. The change is due to the decrease in costs associated with lower level of sales, which have been deferred and are amortized in proportion to the recognition of earned revenue.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $32.2 million for the nine months ended September 30, 2003, as compared to a loss of approximately $75.8 million for the nine months ended September 30, 2002.

Income Taxes

Income tax expense was $9.7 million for the first nine months of 2003 as compared to an income tax benefit of approximately $22.7 million for the first nine months of 2002.  This increase is primarily attributable to higher income before income taxes.

Net Income

For the reasons discussed above, the Company had net income of approximately $22.4 million during the nine months ended September 30, 2003 and a net loss of approximately $53.1 million during the nine months ended September 30, 2002.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company.  During the third quarter of 2003, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share payable on October 1, 2003.  During the first nine months of 2003 the Company purchased and retired 0 shares of common stock.

               17.

     The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains).  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The NYSID has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to their respective parent companies. During the first nine months of 2003 and 2002, the Insurance Company paid no dividends to the Company.

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $7.7 million and $18.8 million during the nine months ended September 30, 2003 and 2002, respectively.  Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(118.3) million, and $559.4 million during the nine months ended September 30, 2003 and 2002, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  In addition, as previously discussed, the Company no longer participates in dollar roll repurchase agreements, which are considered to be a financing activity.  Net cash provided by the Company's financing activities amounted to approximately $(117.2) million and $543.2 million during the nine months ended September 30, 2003 and 2002, respectively.  This fluctuation is primarily attributable to higher policyholder account balances and lower levels in deposits of policies to be issued at September 30, 2003.

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

               18.

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately .2% and 6.5% as of September 30, 2003 and December 31, 2002, respectively).  The weighted average duration of the Company's debt portfolio was approximately 6.6 years as of September 30, 2003.  The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors.  Fixed maturity investments available for sale represent investments, which may be sold in response to changes in various economic conditions.  These investments are carried at estimated market value and unrealized gains and losses, net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss.  Equity securities include common stocks and non‑redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, net of federal income taxes, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of September 30, 2003 and December 31, 2002, approximately 7.4% and 7.9%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company maintains a portfolio, which includes below investment grade fixed maturity debt securities, which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of September 30, 2003 and December 31, 2002, the carrying value of these securities was approximately $220.4 million and $223.8 million, respectively, (representing approximately 4.9% and 5.0% of the Company's total assets and 45.8% and 56.1%, respectively, of shareholders' equity).

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

As of September 30, 2003, approximately 7.7% of the Company's total invested assets were invested in limited partnerships.  Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets."  See "Note 2 to the Notes to Consolidated Financial Statements."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $102.7 million of additional capital to certain of these limited partnerships. However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. $9.3 million in commitments will expire in 2003, $17.7 million in 2004, $23.0 in 2005, $23.6 in 2006, $29.1

          19.

in 2007.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

As previously discussed, the Company no longer participates in "dollar roll" repurchase agreements.  Amounts outstanding to repurchase securities under such agreements were $0 and $262.5 million at September 30, 2003 and December 31, 2002, respectively.

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

          20.

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

       21.

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

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (²FIN 46²). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities entered into prior to February 1, 2003, FIN 46 is effective for the first interim or annual period beginning after June 15, 2003.  In October 2003, the FASB issued FASB Staff Position (“FSP”) FIN 46-6, Effective Date of FASB Interpretation, No. 46 Consolidation of Variable Interest Entities. This FSP provides a deferral of interests held by public entities in a variable interest entity or potential variable interest entity until the end of the first interim or annual period after December 15, 2003, if (a) the variable interest entity was created before February 1, 2003 and (b) the public entity has not issued financial statements reporting the variable interest entity that was created before February 1, 2003, in accordance with FIN 46, other than in the disclosure required by FIN 46. The FSP is effective for financial statements issued after October 9, 2003. The adoption of FIN 46 for variable entities created after February 1, 2003 did not have an impact on the consolidated financial statement of the company as of September 30, 2003. Management does not expect the adoption of the provision of FSP FIN 46-6 to have a material impact on the Company’s consolidated financial statements.

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on DerivativeInstruments and Hedging Activities. Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the

         22.

definition of an underlying to conform it to language used in FASB Interpretation No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements.  Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. Management does not expect that the adoption of Statement No. 149 to have a material impact on the Company's consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of Statement No. 150 did not an impact on the Company's consolidated financial statements.

In March 1999, the National Association of Insurance Commissioners (“NAIC”) adopted the Codification of Statutory Accounting Principles (the “Codification”). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2002.  However, statutory accounting principles will continue to be established by individual state laws and permitted practices.  The New York State Insurance Department ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements, effective January 1, 2001.  On October 1, 2002 NYSID modified its original adoption of Codification to allow for the recognition of Deferred Tax Assets (²DTA²) and Deferred Tax Liabilities (²DTL²), with certain restrictions.  This change allowed the Insurance Company to recognize a DTA of approximately $22.4 million at December 31, 2002 for statutory reporting purposes. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of September 30, 2003 and December 31, 2002.

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

         23.

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

         The actuarial assumptions used in the calculation of the Company’s projected benefit obligation include the expected rate of compensation increases of 3.00%, a discount rate of 6.50% and an expected return on assets of 7.50%.  The projected benefit obligation at December 31, 2002 was $8.7 million.

CONTROLS AND PROCEDURES

       The Chairman and Chief Executive Officer and the Principal Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed,

         24.

summarized and reported within the time periods in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and the Principal Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

      There are no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II ‑ OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of November 12, 2003, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8‑K

a)  Exhibits

None

b)  Reports on Form 8‑K

During the quarter ended September 30, 2003, the Company did not file a current report on Form 8-K.

        25.

PRESIDENTIAL LIFE CORPORATION

November 12, 2003

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  November 12, 2003          /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  November 12, 2003          /s/ Charles J. Snyder

Charles J. Snyder, Principal

Accounting Officer of the Registrant

        26.

PRESIDENTIAL LIFE CORPORATION

November 12, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  November 12, 2003        /s/Herbert Kurz

                                    ----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  November 12, 2003        /s/ Charles Snyder

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

Date:November 12, 2003                              /s/Herbert Kurz

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

Date:November 12, 2003                      /s/Charles Snyder

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

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)    Report fully complies with the requirements of section 13(a) or 15(d)                      of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material   respects, the financial condition and result of operations of  the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

November 12, 2003

                                                                                                           29.

Exhibit 99.04

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 12, 2003

        30.