Form 10-K
period 2003-12-31
PRESIDENTIAL LIFE CORP
filed 2004-03-12
CIK 80124

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

         Delaware                                    13‑2652144                State or other jurisdiction of           (I.R.S. Employer Identification No.)

incorporation or organization)

69 Lydecker Street, Nyack, New York                            10960           (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (845) 358‑2300

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES    X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in

Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 12, 2004 was approximately $375,483,750 based upon the average bid and asked prices of such stock on that date.

The number of shares outstanding of the Registrant's common stock as of

March 12, 2004 was 29,334,668.

                      DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the definitive proxy statement to be used in connection with the registrant's 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  Other documents incorporated by reference into this Form 10-K are listed in the Exhibit

Index.

                                      PART I

Item 1.  Business

General

Presidential Life Corporation (the “Company”) is an insurance holding company that, through its wholly‑owned subsidiary Presidential Life Insurance Company (the “Insurance Company”), operates principally in a single business segment with two primary lines of business-individual annuities and individual life insurance.  Unless the context otherwise requires, the “Company” shall be deemed to include Presidential Life Corporation and its subsidiaries.  The Company was founded in 1969 and, through the Insurance Company, is licensed to market its products in 49 states and the District of Columbia.  Approximately 40.3% of the Company's fiscal 2003 annuity and life insurance products were sold to individuals residing in the State of New York.

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

Annuity Business

Industry‑wide sales of annuity products have experienced strong growth in recent years.  Annuities currently enjoy an advantage over certain other savings mechanisms because the annuitant receives a tax-deferred accrual of interest on his or her investment.

Single Premium Annuityproducts require a one‑time lump sum premium payment. During the accumulation period, the accrual of interest is on a tax-deferred basis to the annuitant.

Single Premium Deferred Annuities(“SPDAs”) provide for a single premium payment at the time of issue, an accumulation period and an annuity payout period at some future date.  During the accumulation period, the Company credits the account value of the annuitant with interest earnings at a current interest rate that is guaranteed for periods ranging from one to five years, at the annuitant's option, and that, thereafter, is subject to change based on market and other conditions.  Each contract also has a minimum guaranteed rate.  This accrual of interest during the accumulation period is on a tax-deferred basis to the annuitant.  After the number of years specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity as a single payment, a specified income for life or a specified income for a fixed number of years.  The annuitant is permitted at any time during the accumulation period to withdraw all or part of the single premium paid plus the amount credited to his or her account.  Any such withdrawal, however, typically is subject to a surrender charge during the early years of the annuity contract.

                                        2.

Single Premium Immediate Annuity Products(“SPIAs”) guarantee a stream of payments, which begin immediately and continue for the life of the annuitant.  The payment may be guaranteed for a period of time (typically five to 20 years) (the “Guarantee Period”).  If the annuitant dies during the Guarantee Period, payments will continue to be made to the annuitant's beneficiary for the balance of the Guarantee Period.  SPIAs differ from deferred annuities in that generally they provide for payments to begin immediately and are not subject to surrender or loan.  The implicit interest rate on SPIAs is based on market conditions, which existed at the time that the annuity was issued and is guaranteed for the term of the annuity.

Single Premium Immediate Income Products(“SPIIs”) are similar to SPIAs in that they guarantee a stream of payments.  Unlike SPIAs, SPII payments always are guaranteed for a specified period of time, not for the life of the annuitant.  Payments are made to the payee or beneficiary even if the annuitant dies during the payout period.

Single Premium Immediate Structured Settlement Annuitiesprovide an alternative to a lump‑sum payment or settlement in the case of a lottery or a personal injury case, as the case may be, and generally are purchased by state lottery agencies for the benefit of a lottery winner or by property and casualty insurance companies for the benefit of an injured claimant, as the case may be, with benefits scheduled over a fixed period or, over a fixed period and for the life of the annuitant thereafter.  Structured settlements offer tax advantaged long‑range financial security to the annuitant and facilitate the operations of state lottery agencies and the ability of casualty insurance carriers to effect claim settlements. Structured settlement annuities are long‑term in nature, guarantee a fixed benefit stream and cannot be surrendered or borrowed against.

Flexible Premium Annuityproducts provide similar benefits to those provided by the Company's single premium deferred annuity products, but instead permit periodic premium payments in such amounts as the holder deems appropriate.  As a result, the benefits attributable to such products will fluctuate according to the level of such payments.

Group Terminal Funding Annuityproducts provide benefits similar to single premium immediate annuities.  Benefits are provided to employees when a company's pension plan is terminated or when the employer wants to transfer liability for making payments.  Group terminal funding annuities cannot be surrendered or borrowed against.

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

The Company's deferred annuity products are designed to encourage persistency (see “Pricing” below for a definition of the term “persistency”) by incorporating surrender charges that exceed the cost of issuing the annuity.  An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years without incurring significant penalties in the form of surrender charges. Notwithstanding the foregoing, approximately 25.1% of the Company's deferred annuity contracts in force (measured by reserves) as of December 31, 2003 are surrenderable without charge.

                                        3.

The following table presents annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 2003, in each case, as determined in accordance with accounting principles generally accepted in the United States of America ("GAAP").

ANNUITIES IN FORCE

Year Ended December 31,
	2003	2002	2001	2000	1999
(Dollars in thousands
Single premium immediate
Annuities	$ 700,727	$ 701,024	$ 605,214	$ 464,794	$ 384,194
Single premium immediate
Structured settlement annuities	163,003	167,466	167,766	169,927	168,087

Total immediate annuities	863,730	868,490	772,980	634,721	552,281
Single premium deferred
Annuities	2,423,796	2,256,448	1,592,890	1,095,860	914,460
Flexible premium annuities	168,496	157,035	146,805	143,809	153,460
Group terminal funding
annuities	103,224	104,727	106,014	103,881	104,142

Total annuities	$ 3,559,246	$ 3,386,700	$ 2,618,689	$ 1,978,271	$ 1,724,343

For the year ended December 31,

	2003	2002	2001	2000	1999

Number of annuity
contracts in
force	75,217	72,089	56,104	45,056	43,337

Average size of annuity contract
in force	47,320	$46,979	$46,676	$43,907	$39,789

4.

Annuity Considerations and Premiums‑ The following table sets forth certain information with respect to the Insurance Company's annuity considerations and premium revenues for each of the five fiscal years ended December 31, 2003, as determined in accordance with statutory accounting principles.  Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole or term life insurance products, as well as that portion of the Company's single premium immediate annuities, which have life contingencies.  With respect to that portion of single premium annuity contracts without life contingencies, as well as deferred annuities and universal life insurance products, premiums collected by the Company are not reported as premium revenues, but rather are reported as additions to policyholder account balances on the Company's consolidated balance sheet.

       Distribution of Products - By Gross Premiums and Other Considerations

For the fiscal year ended December 31,
	2003	2002	2001	2000	1999
(dollars in thousands)
Annuity
Considerations	$ 214,133	$ 738,467	$ 615,736	$ 356,144	$ 191,815

Whole Life and
Term Life	13,068	13,911	12,100	8,626	8,589

Universal Life	16,819	24,385	9,939	7,363	5,550

Accident & Health	6,217	10,894	3,987	9,907	1,158

Total Premiums and
Considerations	$ 250,237	$ 787,657	$ 641,762	$ 382,040	$ 207,112

Number of life insurance policies
in force	21,717	20,626	19,200	18,896	18,605

Average size of life insurance
policy in force	$ 61,810	$ 55,833	$ 48,879	$ 44,170	$ 40,441

                                        5.

Life Insurance Business

Universal Lifepolicies are interest‑sensitive products which typically provide the insured with “nonparticipating” (i.e. non‑dividend paying) life insurance with a cash value.  Current interest is credited to the policy's cash value based upon interest rates that periodically are revised by the Company to reflect current economic conditions (primarily interest rates).  In no event, however, will the interest rate credited on the policy's cash value be less than the guaranteed rate specified in the policy.  The Company offers both flexible premium and single premium universal life insurance products.  The Company's flexible premium and single premium universal life insurance products differ based on policy provisions affecting the amount and timing of premium payments.

Whole Lifepolicies are products which provide the insured with life insurance with a guaranteed cash value.  Typically, a fixed premium, which costs more than comparable term coverage when the policyholder is younger, but less than comparable term coverage as the policyholder grows older, is paid over a period of years.  Whole life insurance products combine insurance protection with a savings plan that gradually increases in amount over time.  With respect to the Company's whole life insurance products, the policyholder may borrow against the policy's accumulated cash value.  However, the death benefit is decreased by the amount of the outstanding loan.  In addition, the policyholder may choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection.

Term Lifepolicies are products which provide insurance protection if the insured dies during the time period specified in the policy.  No cash value is built up.  These products provide the maximum benefit for the lowest initial premium outlay.  The Company's term life insurance products include annually renewable, convertible and decreasing term insurance.

Graded Benefit Lifepolicies are products designed for the upper age (i.e. ages 40 to 80), sub‑standard applicant.  Depending upon age, these products provide for a limited death benefit of either the return of premium plus 5% interest for three years, or the return of premium plus 5% interest for two years.  Thereafter, the death benefit is limited to the face amount of the policy.  This product typically is offered with a maximum face value of $25,000.

Increasing Premium Whole Lifepolicies are products which have characteristics of both whole life and term life products.  Initial premiums are comparatively low and generally increase each year until the twentieth policy year when the premium becomes fixed.  No cash values are built up in the early years of the policy, but cash values do begin to accumulate in the later (typically around the fifteenth policy year) years of the policy.

                                        6.

Insurance Policies in Force‑ The following table provides a reconciliation of beginning and ending universal, whole and term life insurance policies, in force, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 2003.

LIFE INSURANCE IN FORCE

	2003	2002	2001	2000	1999
(dollars in thousands)

In force beginning of year
Universal	444,200	$ 385,857	$ 370,393	$ 368,424	$ 377,470
Whole<F1>	146,359	151,596	167,214	192,803	218,461
Term	562,363	402,443	297,037	191,185	176,875

Total	1,152,922	939,896	834,644	752,412	772,806

Sales and additions:
Universal	54,665	26,718	33,878	30,119	24,435
Whole<F1>	25,803	72,217	20,784	22,102	41,612
Term	233,362	216,116	150,869	139,920	49,887

Total	313,830	315,051	205,531	192,141	115,934

Terminations:
Death	10,401	8,289	7,467	8,129	7,233
Surrenders and
conversions	32,196	16,898	19,299	28,159	30,525
Lapses	75,039	73,237	70,192	68,237	98,541
Other	5,605	3,601	3,321	5,384	30

Total	123,241	102,025	100,279	109,909	136,329
In force end of year:
Universal	474,888	444,200	385,857	370,393	368,424
Whole<F1>	136,744	146,359	151,596	167,214	192,803
Term	731,879	562,363	402,443	297,037	191,185

Total	$1,343,511	$ 1,152,922	$ 939,896	$ 834,644	$ 752,412

Total reinsurance
ceded	$ 859,249	$ 706,667	$ 550,194	$ 478,976	$ 410,955

Total insurance in
Force at end of year
Net of reinsurance	$ 484,262	$ 446,255	$ 389,702	$ 355,668	$ 341,457

<F1> Includes graded benefit life insurance products.

7.

Marketing and Distribution

The Company, through the Insurance Company, is licensed to market its products in 49 states and in the District of Columbia.  The Company sells its individual annuity and life insurance products through 1,062 independent general agents (321 of which are located in the State of New York), who are independent contractors.  These independent general agents market the Company's products through 24,862 licensed insurance agents or brokers, most of whom also write products similar to those sold by the Company for other companies. Management believes that the Company offers competitive commission rates and seeks to provide innovative products and quality service to its independent general agents. Compensation of agents is strictly regulated by the New York State Department of Insurance (the “NYSID”).

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

The Company's top ten general agents accounted for approximately 23.4% of the Company's combined individual life insurance policies and annuity contracts sold, (measured by the combined premiums and considerations), during fiscal 2003.  Of the Company's combined annuity contracts and individual life insurance policies sold, no single agent accounted for more than 1.58% and no single general agency accounted for more than 3.7% during 2003.  The loss of any single sales source would not have a material adverse effect on the Company, but the loss of several could cause a decline in sales unless they are replaced by the appointment of other general agents.  The Company's agency department actively recruits new general agents on a continuous basis.

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

                                  8.

  The Company also carefully reviews medical records and each applicant's written application for insurance, which generally is prepared under the supervision of one of the Company's independent general agents.  The factors considered in evaluating an application for individual life insurance coverage include the applicant's age, occupation, avocations, driving record, finances, aviation activities, smoking habits, alcohol usage and general health and medical history. These factors are discovered through the application, attending physicians' statements, consumer investigation reports from investigative agencies, direct contact, motor vehicle reports and the Medical Information Bureau, an insurance industry information service.  In accordance with industry practice, material misrepresentations on a policy application can result in the cancellation by the company of the policy under the two-year incontestability clause in the general provisions of the policy.

To the extent that an applicant does not meet the Company's underwriting standards for issuance of a policy at the standard risk classifications, the Company may offer to issue a classified, sub‑standard or impaired risk policy for a risk adjusted premium amount rather than declining the application.  The amount of the Company's impaired risk insurance in force in proportion to the total amount of the Company's individual life insurance in force was approximately 6.3% at December 31, 2003.

Acquired Immune Deficiency Syndrome (“AIDS”), which has received wide publicity because of its serious public health implications, presents special concerns to the life insurance industry.  Mortality risks are accepted by insurers based on methods of classification designed to appropriately relate premiums charged to such risks and, in this connection, steps have been taken toward strengthening the Company's underwriting and selection process.  The Company considers AIDS information in underwriting and pricing decisions in accordance with applicable laws.  A prospective policyholder must submit to a blood or urine test, which includes AIDS antibody screening, if the amount of coverage applied for equals or exceeds $100,000.  The Company's own mortality experience reflects no significant adverse impact as a result of any acceleration of AIDS‑related claims.  The Company is continuing to monitor developments in this area but is necessarily unable to predict the long-term impact of this problem on the life insurance industry, in general, or on the Company, in particular.

Policy Claims

Claims are received and reviewed by claims examiners at the Company's home office.  The initial review of claims includes verification that coverage is in force and that the claim is not subject to an exclusion under the policy.  Birth and death certificates are basic requirements.  Medical records and investigative reports are ordered for contestable claims.

Reinsurance

      The Company follows the usual industry practice of reinsuring (“ceding”) portions of its life insurance and accident and health, including medical stop loss, risks with other companies, a practice which permits the Company to write policies in amounts larger than the risk it is willing to retain on any one life or group of lives, and also to continue writing a larger volume of new business.  The Company also reinsures a portion of its life insurance business and accident and health business in order to obtain commissions on the insurance ceded and thereby reduce its net commission expense. The maximum amount of individual life insurance normally retained by the Company on any one life is $50,000 per policy and $100,000 per life. The maximum retention with respect to impaired risk policies typically is the same. The Company cedes insurance primarily on an “automatic” basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a “facultative” basis, under which the reinsurer's prior approval is required on each risk reinsured.  The maximum retention of the group medical stop loss business varies, but typically the Company cedes eighty five percent on a quota share basis.

                                        9.

In 2003, the Company learned that one of its independent stop loss underwriters issued certain stop loss policies in the Company¢s name without authorization and without applicable reinsurance in place.  The Company’s exposure for claims under those policies was paid during 2003 and totaled approximately $2.2 million.  The Company is pursuing collection of such amounts from the underwriter, based upon breach of contract and other claims.

      Reinsurance assumed consists entirely of the Company's participation in Servicemen's Group Life Insurance and a quota share agreement with Transamerica Occidental Life Insurance Company.

Use of reinsurance does not discharge a insurer from liability on the insurance ceded.  An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurer. No reinsurer of business ceded by the Company has failed to pay any policy claims with respect to such ceded business.  At December 31, 2003, of the approximately $1,344 million of the Company's individual life insurance in force, the Company had ceded to reinsurers approximately $859 million of such insurance in force.  The principal reinsuring companies of individual life policies with whom the Company does business at December 31, 2003 (and their corresponding A.M. Best ratings) were Life Reassurance Corporation of America (“A+ (Superior) “) and Swiss Re Life & Health America (“A+ (Superior)”). In 2002, one of the reinsurers for the Company¢s stop loss medical insurance business, Folksham International, filed for bankruptcy protection. The Company anticipates that it will have approximately $260,000 in unpaid reinsurance claims against Folksham.  As of December 31, 2003, it is not clear how much, if any of such amount, the Company will collect in the bankruptcy proceeding.

Competition

The Company operates in a highly competitive environment.  There are numerous insurance companies, banks, securities brokerage firms and other financial intermediaries marketing insurance products, annuities, and other investments that compete with the Company, many of which are more highly rated and have substantially greater resources than the Company.

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

Investments and Investment Policy

As of December 31, 2003, approximately 85.9% of the Company¢s investment portfolio consisted of corporate public bonds.  These bonds include investments in public utilities, special revenue and special assessment obligations, political subdivisions of states, territories and possessions and corporate industrial and miscellaneous bonds. As of December 31, 2003, approximately 1.2% of the Company's investment portfolio consisted of bonds acquired in private placements.  While private placement bonds are not usually registered with the Securities and Exchange Commission (the “SEC” or “Commission”), management believes that these bonds are marketable to other institutional investors.  Approximately 83.5% of the investments acquired by the Company in private placements have been assigned a National Association Insurance Commissioners (“NAIC”) designation corresponding to one of the two highest quality rating categories.  NAIC designations corresponding to the entire Investment Portfolio can be found on page 15.

10.

Included in the corporate bond porfolio at December 31, 2003 are non-performing assets total $10.4 million, or .2% of total invested assets.  There are, however, an additional $209.6 million, or 4.9% of total invested assets of principal protected notes, which are currently not producing interest income.  These investments contain cash flow notes (collateralized by high yield loans and bonds) and U.S. Treasury strips in an amount sufficient to defease the principal at maturity (“Defeasance Securities”).  The underlying cash flow notes are variable rate instruments, which provide for the payment of interest only to the extent the underlying collateral generates sufficient monies for that purpose.  While these notes have previously made interest payments, it is probable that no further interest payments will be made prior to maturity.  The Defeasance Securities insure that these principal protected notes will be paid par at maturity.  The Company has the ability and intent to hold these securities to maturity, consequently, book value has not been adjusted to reflect any impairment.

As of December 31, 2003, approximately 7.5% of the Company's investment portfolio was invested in mortgage-backed related securities most of which are commercial mortgage-backed obligations (“CMBS”).  Mortgage‑backed securities are generally subject to prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates.  As a result, holders of mortgage‑backed securities may receive prepayments on their investments, which cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgages.  Notwithstanding the foregoing, the Company’s investment portfolio has not been materially impacted as a result of such prepayments because the Company has invested primarily in mezzanine level CMBS which generally have limited prepayment risk.  These securities are collateralized by commercial mortgages which have provisions which limit the ability of loan prepayments and a security structure which further directs principal payments to the senior most outstanding security before they make such distributions to the mezzanine debt owned by the Company.

As of December 31, 2003, approximately 7.5% of the Company's investment portfolio consisted of interests in over sixty limited partnerships, which are engaged in a variety of investment strategies, including real estate, debt restructurings, international opportunities and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.

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

The limited partnerships that are involved in international investments generally purchase sovereign debt, corporate debt, and/or equity in foreign companies that are developing a greater worldwide presence.  A general partner who has demonstrated expertise in this area and the particular country involved operates such limited partnerships.  Such investments involve risks related to the particular country including political instability, currency fluctuations, and repatriation restrictions.                      11.

      The limited partnerships that are involved in merchant banking activities generally seek to achieve significant rates of return (including capital gains) through a wide variety of investment strategies, including leveraged acquisitions, bridge financing, and other private equity investments in existing businesses.

The Company has been investing in limited partnerships for over fourteen years.  During this time, the Company has had an opportunity to consider and evaluate a substantial number of limited partnerships and their managers.  The Company makes limited partnership investments based on a number of considerations, including the reputation, investment philosophy (particularly with respect to risk), performance history and investment strategy of the manager of the limited partnership.  Managers of the limited partnerships in which the Company is invested include, among others, Blackstone Investment Management, Starwood Capital, Goldman Sachs Partners, Trust Company of the West Asset Management, Clayton Dubilier & Rice Partners, Apollo Real Estate and Fortress Investment Group.

Limited partnership investments are selected through a careful, two-stage review process.  The Investment Analyst staff reviews the offering documents and performance history of each investment manager.  Separately, the Investment Committee interviews the manager to determine whether the investment philosophy (particularly with respect to risk) and strategies of the limited partnership are in the best interests of the Company.  Only after both the Investment Analyst Staff and the Investment Committee make a positive recommendation does the Company invest in a limited partnership.  In addition, the actions of the Investment Committee are subject to review and approval by the Board of Directors of the Company or the Insurance Company, as the case may be.  To evaluate both the carrying value and the continuing appropriateness of the Company's investment in any limited partnership, management maintains ongoing discussions with the investment manager and considers the limited partnership's operations, its current and near term projected financial condition, earnings capacity and distributions received by the Company during the year.

Pursuant to the terms of certain limited partnership agreements to which the Company is a party, the Company is committed to contribute, if called upon, an aggregate of approximately $90.0 million of additional capital to certain of these limited partnerships. $14.2 million in commitments will expire in 2004, $20.3 million in 2005, $24.4 million in 2006 and $30.8 in 2007.

The book value of the Company's investments in limited partnerships as of December 31, 2003, 2002 and 2001 was approximately $323.1 million, $254.7 million and $240.1 million respectively.  Net investment income derived from the Company's interests in limited partnership investments aggregated approximately $30.2 million, $21.9 million and $40.3 million in fiscal 2003, 2002 and 2001, respectively.

Management anticipates that in the future it will continue to make selective investments in limited partnerships as opportunities arise, subject to the approval of the Chief Investment Officer and the Investment Committee and the review and approval by the Board of Directors of the Insurance Company, as the case may be.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships that it has received during the foregoing periods or that it will achieve any returns on such investments at all.  In addition, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of returns on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

                                       12.

As of December 31, 2003 the Company's investment portfolio also consisted of approximately 3.2% invested in preferred stock, approximately 0.2% invested in mortgage loans, and approximately 0.9% invested in common stock.  The Company's mortgage loan is collateralized by retail properties located in Pennsylvania.  The Company's only direct real estate investments are two buildings that are used as the current home office of the Insurance Company and two acres of undeveloped land in Nyack, New York.

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

In fiscal 2003 and 2002, dollar roll transactions generated approximately $.6 million and $1.6 million, respectively, of net investment income for the Company.  Amounts outstanding to repurchase securities under dollar roll repurchase agreements were approximately $0.00 and $262.5 million as of December 31, 2003 and December 31, 2002, respectively

The following table sets forth the scheduled maturities for the Company's investments in bonds and notes as of December 31, 2003.

Scheduled Maturities
		Percent of Total
	Estimated	Estimated
Maturity<F1>	Fair Value <F2>	Fair Value <F2>
	(Dollars in thousands)
Due in one year or less	$ 24,016.64%
Due after one year through five years	40,837	1.09%
Due after five years through 10 years	499,880	13.33%
Due after 10 years through 20 years	2,864,773	76.38%
Total	3,429,506	91.44%
Mortgage-backed bonds (Various Maturities)	321,316	8.56%
Total bonds and notes	$3,750,822	100.00%

__________________________________________________________________________________________________

<F1>     This table is based upon stated maturity dates and does not reflect the effect of prepayments, which would shorten the average life of these securities.  All securities are classified as available for sale; accordingly total carrying value equals estimated fair value.

<F2>      Independent pricing services provide market prices for most publicly traded securities.  Where prices are unavailable from pricing services, prices are obtained from securities dealers and valuation methodologies.

13.

.

The following table sets forth the composition of the Company's bond and notes portfolio by rating as of December 31, 2003.

		Percent
		of Total
	Estimated	Estimated
	Fair	Fair
Rating<F1>	Value<F2>	Value<F2>
	(Dollars in thousands)

Aaa.........................	$ 738,265	19.7%
Aa .........................	192,845	5.1
A .........................	991,861	26.4
Baa.........................	1,499,058	40.0
Total investment grade<F3>.	3,422,029	91.2
Ba .........................	193,272	5.2
B .........................	92,376	2.5
C .........................	43,145	1.1
Total non-investment grade.	<F4> 328,793	8.8
Total......................	$3,750,822	100.0%

<F1> Ratings are those assigned primarily by Moody's when available, with remaining ratings as assigned by Standard & Poor's and converted to a generally comparable Moody's rating.  Bonds not rated by any such organization (e.g., private placement securities) are included based on the rating prescribed by the Securities Valuation Office of the NAIC.  NAIC class 1 is considered equivalent to an A or higher rating; class 2, Baa; class 3, Ba; and classes 4-6, B and below.  All securities are classified as available for sale; accordingly total carrying value equals estimated fair value.

<F2> Independent pricing services provide market prices for most publicly traded securities.  Where prices are unavailable from pricing services, prices are obtained from securities dealers and valuation methodologies.

<F3> Approximately .04% consists of U.S. government and agency bonds.

<F4> Approximately 68% of the non-investment grade bonds represents bonds which, experienced credit migration from investment grade status.

The NAIC assigns securities quality ratings and uniform prices called “NAIC Designations”, which are used by insurers when preparing their statutory annual statements.  The NAIC annually assigns designations at December 31 to publicly traded as well as privately placed securities.  These designations range from class 1 to class 6, with a designation in class 1 being of the highest quality.  Of the bonds and notes in the Company's investment portfolio, approximately 90.9% were in one of the highest two NAIC Designations at December 31, 2003.

                                 14.

  The following table sets forth the carrying value and estimated fair value of these securities according to NAIC Designations at December 31, 2003.

		Percent
		of Total
NAIC Designations	Estimated	Estimated
(generally comparable to	Fair	Fair
Moody's ratings)<F1>	Value <F2>	Value<F2>
	(Dollars in thousands)

1 (Aaa, Aa, A) .............	$1,700,589	45.4
2 (Baa) ....................	1,705,792	45.5
3 (Ba) .....................	188,139	5.0
4 (B) ......................	101,690	2.7
5 (Caa, Ca) ................	44,028	1.2
6 (C) ......................	10,584.2
	$3,750,822	100.0%

<F1>    Comparison between NAIC Designations and Moody's rating is as published by the NAIC.  NAIC class 1 is considered equivalent to an A or higher rating by Moody's; class 2, Baa; class 3, Ba; class 4, B; class 5, Caa and Ca; and class 6, C.  All securities are classified as available for sale; accordingly total carrying value equals estimated fair value.

<F2>    Independent pricing services provide market prices for most publicly‑traded securities.  Where prices are unavailable from pricing services, prices are obtained from securities dealers and valuation methodologies.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSID.  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting.  As of December 31, 2003, approximately 7.0% of the Insurance Company's total admitted assets were invested in below investment grade debt securities.  In addition, as of that date, there were eight bond holdings in the Insurance Company's investment portfolio, which were in default with an estimated fair value totaling $7.6 million.  For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see “Item 7 ‑ Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”  Also see “Note 2 to the Notes to Consolidated Financial Statements” for certain other information concerning the Company's investment portfolio.

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

                                       15.

The laws and regulations of New York applicable to insurance holding companies require, among other things, that all transactions within a holding company system be fair and equitable and that charges for services be reasonable.  In addition, many transactions require either prior notification to or approval of the Superintendent of Insurance of the State of New York (the “Superintendent”).  Prior written approval of the Superintendent is required for the direct or indirect acquisition of 10% or more of the insurance companies' voting securities.  Applicable state insurance laws, rather than federal bankruptcy laws, also apply to the liquidation or reorganization of insurance companies.

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

The Insurance Company's last examination occurred during 2001 for the four-year period ended December 31, 2000.  The final report was dated on January 11, 2002 and it did not contain any significant issues or adjustments that impacted the financial statement. The NYSID is currently scheduled to commence an examination covering a review of three years ending December 31, 2003.

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

                                       16.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year-end and (ii) its net gain (after tax) from operations for the immediately preceding calendar year-end (excluding realized capital gains). The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The NYSID has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Insurance Company's insurance subsidiary is also subject to restrictions on the payment of dividends to its parent company. To preserve capital, the Insurance Company paid no dividends in fiscal 2003 and 2002. In 2001, the Insurance Company paid dividends of $27.7 million to the Company.

The dividend limitation is based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to deferred policy acquisition costs, deferred income taxes, required investment reserves and reserve calculation assumptions.

Investment Reserves

Asset Valuation Reserve- Statutory accounting practices require a life insurance company to maintain an Asset Valuation Reserve (“AVR”) to absorb realized and unrealized capital gains and losses on a portion of an insurer's fixed income securities and equity securities.

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

Interest Maintenance Reserve -The Interest Maintenance Reserve (the “IMR”) captures capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage loans) resulting from interest rate changes, which are amortized into net income over the estimated remaining periods to maturity of the investments sold.  The extent of the impact of the IMR depends on the amount of future capital gains and losses on fixed maturity investments resulting from interest rate changes.

                                       17.

NAIC-IRIS Ratios

The NAIC's Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies 12 industry ratios and specifies “normal ranges” for each ratio.  The IRIS ratios were designed to advise state insurance regulators of significant changes in the operations of an insurance company, such as changes in its product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations.  These changes need not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC.  When an insurance company has four or more ratios falling outside “normal ranges,” such state regulators may, but are not obligated to, inquire of the company regarding the nature of the company's business to determine the reasons for the ratios being outside the “normal range.”  No regulatory significance results from being out of the normal range on fewer than four of the ratios.  The Company anticipates that it may from time to time fall outside the “normal range” on some of these ratios.  For the year ended December 31, 2003, one ratio fell outside the normal range. This ratio, Change in Premium, decreased 67%. This decline was attributable to many factors, including recent rating agency actions and management’s intent to preserve and build the Insurance Company’s statutory Capital and Surplus ratios.  If four or more of the Company's ratios fall outside the “normal range,” the Company is likely to experience regulatory inquiry and a higher level of scrutiny.

Assessments Against Insurers

Most applicable jurisdictions require insurance companies to participate in guaranty funds, which are designed to indemnify policyholders of insolvent insurance companies.  Insurers authorized to transact business in these jurisdictions generally are subject to assessments based on annual direct premiums written in that jurisdiction.  These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's solvency and, in certain instances, may be offset against future state premium taxes.  The amount of these assessments in prior years has not been material, however, the amount and timing of any future assessment on the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Company and the Insurance Company.  Any failures of substantially larger insurance companies could result in future assessments in material amounts.

Regulation at Federal Level

Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways.  Current and any future federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements and the removal of barriers restricting banks from engaging in the insurance and mutual fund business.  It is not possible to predict the outcome of any such congressional activity nor the potential effects thereof on the Company.

Affiliates

In addition to the Insurance Company, the Company has four subsidiaries, Presidential Securities Corporation, P.L. Assigned Services Corporation, Presidential Asset Management Company, Inc. and The Central National Life Insurance Company of Omaha (“Central National”).

                                 18.

On December 29, 2000, the Company purchased Central National from the Household Insurance Group Holding Company, a subsidiary of Household International, Inc.  Central National which has assets of $15.2 million and capital and surplus of $14.9 million as of December 31, 2003, is licensed to market insurance products in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.  In June 2002, the ownership of Central National was transferred to the Insurance Company as a capital contribution.

Item 2.  Properties

The Company owns, and leases to the Insurance Company, it’s sole occupant, two adjacent office buildings located at 69 Lydecker Street and 10 North Broadway in Nyack, New York.  These buildings contain an aggregate of approximately 45,000 square feet of useable floor space.

The Insurance Company also owns two acres of unimproved land in Nyack, New York.

Management believes that the Company's present facilities are adequate for its anticipated needs.

Item 3.  Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 12, 2003, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to its shareholders for vote during the fiscal quarter ended December 31, 2003.

                                                                                                          19.
                                                                                               PART II

Item 5.  Market for the Registrant's Common Equity and RelatedShareholder Matters

The Company's common stock trades on The NASDAQ Stock MarketSM under the symbol “PLFE.”  The following table sets forth, for the indicated periods, the high and low bid quotations for the common stock as of the close of business each day, as reported by the National Association of Securities Dealers, Inc., and the per share cash dividends declared on the common stock.

			Cash Dividends
	High	Low	Declared Per Share
Fiscal 2002
First Quarter	$ 23.01	$ 19.40	$.10
Second Quarter	26.20	19.85	.10
Third Quarter	20.70	14.25	.10
Fourth Quarter	14.99	6.98	.10

Fiscal 2003
First Quarter	$ 10.32	$ 6.18	.10
Second Quarter	14.94	6.35	.10
Third Quarter	17.46	14.60	.10
Fourth Quarter	16.66	12.94	.10

Fiscal 2004
First Quarter	$ 15.74	$ 12.80	.10
(through March 12, 2004)

The Company regularly has paid cash dividends since 1980.   During the first quarter of 2004, the Company declared a quarterly cash dividend of $.10 per share payable April 2, 2004.  The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, financial condition, and dividends from the Insurance Company.  Any determination to pay dividends would be at the discretion of the Company's Board of Directors and is subject to regulatory and contractual restrictions as described in “Part I ‑‑ Business ‑‑ Insurance Regulation” and Part II ‑‑ Management's Discussion and Analysis of Financial Condition and Results of Operations ‑‑ Liquidity and Capital Resources.” On March 12, 2004 there were approximately 676 holders of record of the Company's common stock.

Item 6.  Selected Financial Data

       Selected consolidated financial data for the Company are presented below for each of the five years in the period ended December 31, 2003. This data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

Income Statement Data:
	Year Ended December 31,
	2003	2002	2001	2000	1999
(in thousands, except per share data)

Total Revenue	$ 344,294	$ 204,740	$ 284,408	$ 284,458	$ 278,060
Benefits	258,148	276,769	267,350	197,765	181,126
Interest Expense
On Notes payable	9,643	10,633	8,836	9,773	8,960
Selling, General and Administrative
Expenses and DAC Amortization	27,026	16,579	26,823	18,931	18,482
Total Benefits and Expenses	294,817	303,981	303,009	226,469	208,568
Provision (benefit) for Income Taxes	18,192	(29,972)	(10,896)	17,127	21,261
Net Income	31,285	$ (69,269)	$ (7,705)	$ 40,862	$ 47,717<F1>
Income Per Share	$ 1.07	$ (2.36)	$ (.26)	$ 1.36	$ 1.53<F1>
Dividends Per Share	$ .40	$ .40	$ .40	$ .39	$ .345

<F1> Includes extraordinary loss of $514 thousand or $.02 per share.

20.

Balance Sheet Data:
	At December 31,
	2003	2002	2001	2000	1999
(in thousands)

Assets	$ 4,529,022	$ 4,472,184	$ 3,790,431	$ 2,982,425	$ 2,653,665
Total Capitalization
Notes Payable	150,000	$ 150,000	$ 150,000	$ 100,000	$ 100,000
Shareholders' Equity	488,765	398,691	427,094	465,527	406,468

Total	$ 638,765	$ 548,691	$ 577,094	$ 565,527	$ 506,468
Book Value Per Share	$ 16.66	$ 13.60	$ 14.57	$ 15.61	$ 13.19
Net Investment Return on Assets	7.11%	7.56%	8.19%	9.21%	9.06%

As shown in the Selected Financial Data above, during recent years the Company has achieved a substantial year-to-year growth in the sales of its annuity and insurance product, the proceeds of which have been placed in the investment portfolio. This portfolio has been managed by the Company with the objective of seeking the highest possible returns while investing primarily in investment grade debt securities.

In 2001 and 2002 the general economic recession caused a severe deterioration in many investment grade companies such as Owens Corning, MCI Worldcom, Pacific Gas and Electric, Southern California Edison, US Airways and Sunbeam.  While some actually went bankrupt, many others lost their investment grade debt ratings with resulting market declines.  The Company’s investment portfolio realized losses or required substantial write-downs with the result that net net losses were encountered in 2001 and 2002.  In 2001, these losses were $65.1 million with an increase to a loss of $146.7 million in 2002.  A corollary impact of these was that capital ratios were adversely affected in both years.

2003 recoveries in the market values were experienced which resulted in the Company achieving record high levels of capital and improved capital ratios.  As described under “Ratings” and “Regulation” the Company’s business is substantially affected by such capital ratios and their impact on its rating.  Consequently, the Company’s management established a policy of reducing the level of sales increases until capital and surplus ratios are further improved.  Sales will also be made with a greater selectivity based on a profit review.  Recently, as a result of such a review, the Company has taken a planned emphasis on annuity products and a de-emphasis, and in some cases, a discontinuance, of sales of the traditional life insurance of term and whole life.

Earnings have been and may expected to be affected by the decline in interest rates, as described herein under “Market Risk”.  This is shown above in the impact of the decline on the “net investment return on assets”.

                                                                                                    21.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

General

The Company is engaged in the sale of insurance products with two primary lines of business: individual annuities and individual life insurance.  Our revenues are derived primarily from premiums received from the sale of annuity contracts and universal life insurance policies, from premiums received for whole life and term life insurance products and gains (or losses) from our investment portfolio.

For financial statement purposes, our revenues from the sale of whole life and term life insurance products and annuity contracts with life contingencies are treated differently from our revenues from the sale of annuity contracts without life contingencies, deferred annuities and universal life insurance products.  Premiums from the sale of whole or term life insurance products and life contingency annuities are reported as premium income on our financial statements.  Premiums from the sale of deferred annuities, universal life insurance products and annuities without life contingencies are not reported as premium revenues, but rather are reported as additions to policyholders’ account balances.  From these products, revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from policyholders’ account balances.

Profitability in the Company’s individual annuities and individual life insurance depends largely on the size of its inforce block, the adequacy of product pricing and underwriting dicipline, the efficiency of its claims and expense management, and the performance of the investment portfolio.

Unless specifically stated otherwise, all references to 2003, 2002 and 2001 refer to our fiscal years ended, or the dates, as the contacts requires, December 31, 2003, December 31, 2002 and December 31, 2001, respectively.

When we use the term “We,” “Us” and “Our” we mean Presidential Life Corporation, a Delaware Corporation, and its consolidated subsidiaries.

In this discussion we have included statements that may constitute “forward-looking statements” within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.  These statements may relate to our future plans and objectives.  By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in these forward-looking statements.  Important factors, among others, that could cause our results to differ from those indicated in the forward-looking statements are discussed under “Certain Factors That May Affect Our Business.”

Executive Overview

Our earnings per share were $1.07 for 2003, as compared to losses of ($2.36) per share in 2002 and ($.26) per share in 2001.  Our results in 2003 reflected a continuing of our year-to-year increase in investment income and a reversal in net realized investment losses from the prior years to a net realized gain in 2003.  Our total revenues in 2003 were $344 Million, as compared to $205 million in 2002 and $284 million in 2001.

The Company’s performance in 2003 results primarily from the improved performance of our investment portfolio and our continuing efforts to reduce expenses and to reduce risk and exposure in our portfolio.  The improvement of global capital and equity markets in 2003 also contributed significantly to our financial performance.

                                    22.

Certain Factors That May Affect Our Business

There are numerous factors, some of which are outside our control, which could have a material impact on our business.  These factors include market conditions, legal and regulatory changes and operational risks.  A summary of these factors is set forth below:

Market Conditions:  We, like all companies, are affected by the general state of financial markets and economic conditions in the U.S. and elsewhere.  Despite certain recent improvements in business conditions, the business environment in recent years has been difficult.  In this difficult environment, our ability to obtain desired returns on investment portfolio without exposing the Company to excess risk has been very challenging.  This, in turn, has had an impact on our willingness to expand the sale of our single premium deferred annuity and universal life products.  Since we rely substantially on the availability of reinsurance for portions of our life insurance and accident and health insurance, any material change in the reinsurance market could also have an impact on our business.

Legal and Regulatory Risk:  As an insurance company, we are subject to substantial regulatory control.  Any material change in the regulatory framework in which we operate could have a material impact on our business.  For further discussion on how we deal with our regulatory requirements, see “Business – Insurance Regulation.”

Operational Risk:  Our business is dependent on our ability to process on a daily basis our payment obligations under our outstanding policies and the condition of our investment portfolio.  Any failures in our internal processes, people or systems could lead to adverse consequences to the Company.  In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by the disruption in the infrastructure that supports our business and the community in which we are located.

The following sections discuss specific factors that affect the Company.

Pricing

Management believes that the Company is able to offer its products at competitive prices to its targeted markets as a result of: (i) maintaining relatively low issuance costs by selling through the independent general agency system; (ii) minimizing home office administrative costs; and (iii) utilizing appropriate underwriting guidelines.

The long‑term profitability of sales of life and most annuity products depends on the degree of margin of the actuarial assumptions that underlie the pricing of such products.  Actuarial calculations for such products, and the ultimate profitability of sales of such products, are based on four major factors: (i) persistency; (ii) rate of return on cash invested during the life of the policy or contract; (iii) expenses of acquiring and administering the policy or contract; and (iv) mortality.

Persistency is the rate at which insurance policies remain in force, expressed as a percentage of the number of policies remaining in force over the previous year. Policyholders sometimes do not pay premiums, thus, causing their policies to lapse.

	2003	2002	2001	2000	1999
Ratio of annualized
voluntary terminations
(surrenders and lapses)
to mean insurance
in force	8.5%	8.6%	10.0%	12.1%	16.5%

                                       23.

The assumed rate of return on invested cash and desired spreads during the period that insurance policies or annuity contracts are in force also affects pricing of products and currently includes an assumption by the Company of a specified rate of return and/or spread on its investments for each year that such insurance or annuity product is in force.

The following table summarizes the Company's investment results for the periods indicated, as determined in accordance with GAAP.

INVESTMENT RESULTS
	Year Ended December 31,
	2003	2002	2001	2000	1999
(Dollars in thousands)
Cash and total invested
Assets<F1>	$ 4,280,488	$3,889,681	$ 3,187,299	$2,669,458	$2,506,250
Net investment income<F2>	$ 288,382	$ 267,561	$ 234,125	$ 225,224	$ 208,126
Effective yield<F3>	7.11%	7.56%	8.19%	9.21%	9.06%
Net realized investment
Gains (Losses)<F4>	$ 10,328	$(146,743)	$ (65,132)	$ (8,449)	$ 2,775

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

The reduction in the net investment income ratios is attributable to the low interest rate environment and other economic conditions. During periods of declining interest rates, paydowns on mortgage–backed securities with higher interest rates and callable debt securities increase. During such periods the Company, for the most part, will not be able to reinvest the proceeds at comparable yields.

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

24.

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

The Company derives a substantial portion of its total revenues from investment income. The Company manages most of its investments internally.  All investments made on behalf of the Company are governed by the general requirements and guidelines established and approved by the Company's investment committee (the “Investment Committee”) and by qualitative and quantitative limits prescribed by applicable insurance laws and regulations.  The Investment Committee meets regularly to set and review investment policy and to approve current investment plans.  The actions of the Investment Committee are subject to review and approval by the Board of Directors of the Insurance Company.  The Company's investment policy must comply with NYSID regulations and the regulations of other applicable regulatory bodies.

The Company's investment philosophy generally focuses on purchasing investment grade securities with the intention of holding such securities to maturity.  The Company's investment philosophy is focused on the intermediate to longer‑term horizon and is not oriented towards trading.  However, as market opportunities, liquidity, or regulatory considerations may dictate, securities may be sold prior to maturity.  The Company has categorized all fixed maturity securities as available for sale and carries such investments at market value.

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

25.

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

The primary market risk in the Company’s investment portfolio is interest rate risk and to a lesser degree, equity price risk.  The Company's exposure to foreign exchange risk is not significant.  The Company has no direct commodity risk.  Changes in interest rates can potentially impact the Company’s profitability.  In certain scenarios where interest rates are volatile, the Company could be exposed to disentermediation risk and reduction in net interest rate spread or profit margin.

Risk‑Based Capital

Under the NAIC's risk‑based capital formula, insurance companies must calculate and report information under a risk‑based capital formula.  The standards require the computation of a risk‑based capital amount, which then is compared to a company's actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for the Insurance Company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2003, the Insurance Company’s Company Action Level was $117.3 million and the Mandatory Control Level was $41.0 million. The Insurance Company’s adjusted capital at December 31, 2003 was $260.2 million which exceeds all four action levels.

Agency Ratings

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

  During 2002, the Insurance Company's rating was lowered to “B+” (Very Good) from an “A-” (Excellent) by A.M. Best Company ("A.M. Best").  Publications of A.M. Best indicate that the “B+” rating is assigned to those companies that, in A.M. Best's opinion, have achieved a very good overall performance when compared to the norms of the insurance industry and that generally have demonstrated a good ability to meet their respective policyholder and other contractual obligations over a long period of time. In 2003, the “B+” rating was affirmed by A.M. Best.

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

26.

During 2002, Moody's Investor Services (“Moody's”) lowered the Insurance Company's insurance financial strength rating from Baa1 to Ba1 (“Questionable financial security”).  Standard & Poor's Corporation (“Standard & Poor's”) lowered the Insurance Company's insurance financial strength from A- to BB+ and is defined as “Less vulnerable in the near-term but faces major ongoing uncertainties to adverse business, financial and economic conditions”. The credit rating of the Company's Senior Notes, due February 15, 2009 (the “Senior Notes”), was lowered to a B+ (More vulnerable to adverse business, financial and economic conditions but currently has the capacity to meet financial requirements) from a BBB- by Standard & Poor's and to a B1 (“Poor financial security”) from Ba1 by Moody's.

For 2003, the impact of the downgrades did not have a material impact on the financial statements of the Company. The reduction in sales was primarily attributable to management’s intention to preserve and build the Insurance Company’s capital and surplus ratios. Surrenders of the Company’s annuity products continue to remain below 5% of the surrenderable annuities and have not had a material impact on the Company’s consolidated financial sttements.

Results of Operations

Comparison of Fiscal Year 2003 to Fiscal Year 2002 and Fiscal Year 2002 to Fiscal Year 2001.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased to approximately $43.6 million in fiscal 2003 from approximately $81.0 million in fiscal 2002, a decrease of approximately 46.2%. This decrease is attributable to a decrease in sales of the Insurance Company¢s Single Premium immediate annuities with life contingencies. Annuity considerations decreased to approximately $32.6 million in fiscal 2003 from approximately $69.4 million in fiscal 2002, a decrease of approximately $36.8 million.  In accordance with GAAP, sales of single premium deferred annuities are not reported as annuity considerations, but rather as additions to policyholder account balances.  Based on statutory accounting, revenue from sales of single premium annuities were approximately $243.1 million, $815.8 million and $700.1 million in fiscal 2003, 2002 and 2001, respectively. The decrease is attributable to many factors, including management’s intent to preserve and build the Insurance Company’s capital and surplus ratios.

Policy Fee Income

Universal life and investment type policy fee income was approximately $1.0 million in fiscal 2003, as compared to approximately $.7 million in fiscal 2002 and approximately $.8 million in fiscal 2001.  The increase in 2003 is attributed to an increased number of life policies surrendered during 2003 that were within the surrender charge period.  Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

27.

Net Investment Income

Net investment income totaled approximately $288.4 million in fiscal 2003, as compared to approximately $267.6 million in fiscal 2002 and approximately $234.1 million in fiscal 2001.  This represents approximately a 7.8% increase comparing fiscal 2003 to fiscal 2002 and approximately 14.3% increase comparing fiscal 2002 to fiscal 2001.  The full impact of the increase in sales for 2002 was reflected in the increase in fixed maturity income for 2003. Income from fixed maturities totaled $259.6 million in 2003 compared to $234.3 million in 2002 and $177.5 in 2001.  Investment income from ”other invested assets” totaled approximately $30.2 million in fiscal 2003, $21.9 million in fiscal 2002 and $40.3 million in fiscal 2001.  The Company's ratio of net investment income to average cash and invested assets less net investment income for the years ended December 31, 2003, 2002 and 2001 was approximately 7.11%, 7.56% and 8.19%, respectively.  For additional information, please refer to “Note 2 of the Notes to Consolidated Financial Statements.”

The reduction in the net investment income ratios is attributable to the low interest rate environment and other economic conditions. During periods of declining interest rates, paydowns on mortgage–backed securities with higher interest rates and callable debt securities increase. During such periods the Company, for the most part, will not be able to reinvest the proceeds at comparable yields.

Net Realized Investment Gains and Losses

Net realized investment gains (pre-tax) amounted to approximately $10.3 million in fiscal 2003, as compared to approximately $146.7 million of losses in fiscal 2002 and losses of approximately $65.1 million in fiscal 2001.  Realized investment losses for years ended December 31, 2003, 2002 and 2001 include realized investment losses of approximately $31.8 million, $147.3 million and $50.7 million, respectively, attributable to writedowns of certain securities contained in the Company's investment portfolio. Investment securities with unrealized losses are placed on an internal watch list and are carefully evaluated to determine whether such losses are other than temporary.  Evaluations of watch list securities are monitored on an ongoing basis. Various criteria are utilized in the evaluation of the financial performance of the issuer, including capital structure, debt maturities, earnings trends, asset quality, Industry trends, regional and economic trends and specific events including: a) company specific event, such as missed interest payments, accounting issues, gain or loss of major revenue generating contract(s), significant change in availability and cost of raw material or labor; and, b) specific market-driven events such as dramatic changes in interest rates or geo-political events.  We then evaluate these results in the context of our general intent to hold the investments to maturity barring any significant adverse change in credit conditions, as well as our need for liquidity. When we determine that such conditions are not simply temporary, we adjust the book value to reflect the net realizable value or fair value, as appropriate, on a quarterly basis. Realized investment gains (losses) also result from sales of certain equities and convertible securities, and calls and sales of fixed maturity investments in the Company's investment portfolio.

28.

Net Unrealized Losses

The following table presents the amortized cost and gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by less than 20%, or 20% or more for December 31, 2003:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	210,108	8,581	57,257	5,119	267,365	13,700
Corporate Bonds	492,064	30,149	332,632	86,724	824,696	116,873

Total	702,172	38,730	389,889	91,843	1,092,061	130,573

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2003.

	Gross Unrealized Losses	% Of Total	Gross Unrealized Losses Net of Principal Protected Notes	% Of Total
	(in thousands)		(in thousands)
Less than 20%	52,262	40.0	49,765	88.9
20% or more for less than six months	13,729	10.5	1,707	3.0
20% or more for six months or greater	64,581	49.5	4,531	8.1

Total	130,572	100.0	56,003	100.0

Approximately 93% of the securities with an unrealized loss of 20% or more for a period equal to or greater than twelve months are Principal Protected Notes.  This structure utilizes AAA collateral such as U.S Treasury Strips, in conjunction with a variable rate coupon.  The AAA rated collateral accretes to par at maturity, defeasing the security and thereby insulating the holder from any negative credit events which might interfere with the repayment of principal.

Total Benefits and Expenses

      Interest Credited and Benefits to Policyholders

Interest credited and benefits to policyholders amounted to approximately $258.1 million in fiscal 2003 as compared to approximately $276.8 million in fiscal 2002 and approximately $267.4 million in fiscal 2001.  This represents a decrease of approximately 6.8% comparing fiscal 2003 to fiscal 2002 and approximately a 3.5% increase comparing fiscal 2002 to fiscal 2001.  This decrease in 2003 and increase in 2002 was principally attributable to varying levels of policyholder account balances as a result of variations in annuity considerations received during the respective years.

29.

The Insurance Company’s average credited rates for reserves and account balances for the 12 months ended December 31, 2003, 2002 and 2001 were less than the Company’s ratio of net investment income to mean assets for the same periods as noted above under “Net Investment Income.”  Although management does not currently expect material declines in the spread between the Company’s average credited rate for reserves and account balances and the Company’s ratio of net investment income to mean assets (the “Spread”), there can be no assurance that the spread will not decline in future periods or that such decline will not have a material adverse effect on the Company’s financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company in particular, the Company may, from time to time, adjust the average credited rates on certain of its products.  There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $9.64 million in fiscal 2003, approximately $10.63 million in fiscal 2002 and approximately $8.84 million in fiscal 2001.

The decrease in interest expense in fiscal 2003 is attributable to lower interest rates on the Company’s $50 million line of credit with the Bank of New York.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $29.6 million in fiscal 2003 as compared to approximately $47.2 million in fiscal 2002 and approximately $50.3 million in fiscal 2001.  This represents a decrease of approximately 37.3% comparing fiscal 2003 to fiscal 2002 and a decrease of approximately 6.2% comparing fiscal 2002 to fiscal 2001. The decrease in fiscal 2003 compared to 2002, is principally attributable to lower costs associated with lower commissions and selling expenses incurred associated with the lower level of sales of single premium annuities offset by the company¢s general expenses and taxes. The decrease in fiscal 2002 compared to fiscal 2001 is attributable to a reduction in the Company’s general expenses due to expense controls initiated in 2002.

Deferred Policy Acquisition Costs

The change in the net DAC for fiscal 2003 resulted in a credit of approximately $2.5 million, as compared to a credit of approximately $30.6 million in fiscal 2002 and a credit of approximately $23.5 million in fiscal 2001.  Such changes are due (i) to the decrease in costs associated with product sales which have been deferred and are amortized in proportion to the recognition of earned revenue and (ii) to the effect of revisions to estimated gross profits on unamortized deferred acquisition costs which are reflected in the year such estimated gross profits are revised.

Income Before Income Taxes

For the reasons discussed above, income (loss) before income taxes amounted to approximately $49.5 million in fiscal 2003, as compared to approximately $(99.2) million in fiscal 2002 and approximately $(18.6) million in fiscal 2001.

Income Taxes

Income tax expense was approximately $18.2 million for fiscal 2003, as compared to a benefit of approximately $(30.0) million in fiscal 2002 and a benefit of approximately $(10.9) million in fiscal 2001.  The increase in income taxes in fiscal 2003 was primarily attributable to realized capital gains in fiscal 2003 as compared to realized capital losses during fiscal 2002. In 2003, the Company's strategy was to utilize a carryback of its net capital losses reported in the Company's consolidated tax return in 2002.

30.

Net Income

For the reasons discussed above, the Company had net income of approximately $31.3 million in fiscal 2003, net loss of approximately $(69.3) million in fiscal 2002 and net loss of approximately $(7.7) million in fiscal 2001.

Liquidity and Capital Resources

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to us without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses). The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The NYSID has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. To preserve capital, the Insurance Company paid no dividends in fiscal 2003 or 2002. In 2001, the Insurance Company paid dividends of $27.7 million. The Company’s other insurance subsidiary is also subject to restrictions on the payment of dividends to their respective parent companies.

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

      The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal sources of cash are dividends from the Insurance Company, sales of and interest on the Company's investments and rent from its real estate.  During 2003, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share.  During 2003 and 2002, the Company purchased and retired 0 and 0 shares of common stock, respectively.  At December 31, 2003, the Company was authorized to purchase approximately 385,000 shares of common stock.

31.

Net cash provided by the Company's operating activities was approximately $15.7 million, $26.8 million and $104.1 million in fiscal 2003, 2002 and 2001, respectively. The decrease from 2001 is largely attributable to the reduction in annuity considerations. Net cash provided by /(used) in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $76.9 million, $(684.6) million and $(815.4) million in fiscal 2003, 2002 and 2001, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to “dollar roll” repurchase transactions, and to sales and surrenders of the Company's annuity and universal life insurance products.  The payment of dividends by the Company to its stockholders also is considered to be a financing activity.  Net cash (used)/ provided by the Company's financing activities amounted to approximately $(92.8) million, $668.9 million and $711.9 million in fiscal 2003, 2002 and 2001, respectively.  These fluctuations primarily are attributable to higher policyholder account balances (as a result of sales), the new line of credit established in 2001, partially offset by the payment of dividends to the Company's shareholders during fiscal year 2003.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company. In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase all of the outstanding principal amount of such notes.  As of December 31, 2003, the Company believes that it is in compliance with all of the covenants.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2003.

We believe that our fixed-rate liabilities should be backed by a portfolio composed principally of fixed-rate investments that generate predictable rates of return.  We do not have a specific target rate of return.  Instead, our rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Our portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with our investment objectives of effective asset-liability matching, liquidity and safety.

In order to maintain consistency in our portfolio, our deferred annuity products incorporate surrender charges to discourage surrenders or withdrawals.  An annuitant may not terminate or withdraw funds from their annuity contracts for a significant initial period (generally seven years) without incurring substantial penalties in the form of surrender charges.  These surrender charges generally range from 1% to 7% of the investment. Approximately 25.1%, 24.9% and 30.5% of the Company's deferred annuity contracts in force (measured by reserves) as of December 31, 2003, 2002, and 2001 are surrenderable without charge.  The decrease since December 31, 2001 is attributable to the increase in deferred annuity contracts inforce as a result of the increase in annuity considerations.

The market value of the Company's fixed maturity portfolio changes as interest rates change.  In general, rate decreases cause asset prices to rise, while rate increases cause asset prices to fall.

32.

Based on market values and prevailing interest rates as of December 31, 2003, a hypothetical instantaneous increase in interest rates of 100 basis points would produce a loss in fair value of our fixed maturity assets of approximately $202.4 million.  Since the Company is able to hold its fixed maturity securities to maturity, however, we would not in reality expect to realize significant losses under such a hypothetical scenario.

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately .52%, 6.46% and 8.13% as of December 31, 2003, 2002 and 2001, respectively). The decrease in short term investments is attributable to the Company’s decision to no longer participate in “dollar roll” repurchase agreement transactions. The weighted average duration of the Company's bond portfolio was approximately 6.97 years (modified duration to call) as of December 31, 2003.  The Company's fixed maturity investments are all classified as available for sale and include those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors. These investments are carried at market value, and unrealized gains (losses), net of federal income taxes and deferred policy acquisition costs, if any, are charged directly to shareholders' equity.  If a decline in market value is considered to be other than temporary, the Company recognizes a loss through the income statement.  Equity securities including, common stocks and non‑redeemable preferred stocks, are treated the same way.

      There were no capital expenditures during fiscal 2003 and no outstanding commitments as of December 31, 2003.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSID.  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of December 31, 2003 and 2002, approximately 7.0% and 7.9%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

      The Company maintains a portfolio, which includes below investment grade securities, which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at estimated market value.  As of December 31, 2003 and 2002, the carrying value of these securities was approximately $328.8 million and $271.3 million, respectively (representing approximately 7.3% and 6.1%, respectively, of the Company's total assets).

Investments in below investment grade debt securities have different risks than investments in corporate debt securities rated investment grade.  Risk of loss upon default by the borrower is significantly greater with respect to below investment grade debt securities than with respect to other corporate debt securities because below investment grade debt securities generally are unsecured and often are subordinated to other creditors of the issuer.  Also, issuers of below investment grade debt securities usually have high levels of indebtedness and often are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers.  Typically, there is only a thinly traded market for such securities and recent market quotations may not be available for some of these securities.  Market quotes generally are available only from a limited number of dealers and may not represent firm bids of such dealers or prices for actual sales. The Company attempts to reduce the overall risk in its below investment grade portfolio, as in all of its investments, through detailed credit analysis, investment policy limitations, and diversification by company and by industry.  Below investment grade debt investments, as well as other investments, are being monitored on an ongoing basis.                      33.

As of December 31, 2003, approximately 8.0% of the Insurance Company's total invested assets were invested in limited partnerships and equity securities.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, as well as below investment grade bonds may not exceed 20% of the Insurance Company's invested assets. Investments in limited partnerships are included in the Company's consolidated balance sheet under the heading “Other invested assets.”  See “Note 2 to the Notes to Consolidated Financial Statements.”  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $90.0 million of additional capital to certain of these limited partnerships.  $14.2 million in 2004, $20.3 million in 2005, $24.4 million in 2006 and $30.8 in 2007.   The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

As previously discussed, in fiscal 2003 and 2002 the Company participated in “dollar roll” repurchase agreement transactions.  Amounts outstanding to repurchase securities under such agreements were approximately $0 and $262.5 million at December 31, 2003 and 2002, respectively.  The Company may engage in selected “dollar roll” transactions as market opportunities arise.

All 50 states of the United States, the District of Columbia and Puerto Rico have insurance guaranty fund laws requiring all life insurance companies doing business within the jurisdictions to participate in guaranty associations, which are organized to pay contractual obligations under insurance policies (and certificates issued under group insurance policies) issued by impaired or insolvent life insurance companies. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged.  Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.  These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's solvency.  The amount of these assessments in current and prior years has not been material, however, the amount and timing of any future assessment on the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Company and the Insurance Company.  Any failures of substantially larger insurance companies could result in future assessments in material amounts.

See “Item 1 ‑ Business ‑ Insurance Regulation” for a description of certain NAIC initiatives that also may impact the Company's financial condition and results of operations.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet financing arrangements and has made no financial commitments or guarantees with any unconsolidated subsidiary or special purpose entity.  All of the Company’s subsidiaries are wholly owned and their results are included in the accompanying consolidated financial statements.

34.

Contractual Obligations

The accompanying Notes to Consolidated Financial Statements contain information regarding payments required under existing long-term borrowing arrangements.  The following presents a summary of the Company’s significant contractual obligations.

Payment Due By Period (in thousands)

Contractual Obligations

Less than 1 year	1-3 Years	4-5 Years	After

5 Years

Total

Long Term Debt Obligations	$100,000	$100,000

Long-term debt obligations consist of $100 million, 7 7/8% senior notes due February 15, 2009.  See “Note 3 in Notes to the Consolidated Financials Statements” for additional discussion concerning both long-term and short-term obligations.

Effects of Inflation and Interest Rate Changes

In a rising interest rate environment, the Company's average cost of funds would be expected to increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. In addition, the market value of the Company's fixed maturity portfolio decreases resulting in a decline in shareholders' equity.  Concurrently, the Company would attempt to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities associated with such annuities.  Management believes that liquidity necessary in such an interest rate environment to fund withdrawals, including surrenders, would be available through income, cash flow, and the Company's cash reserves or from the sale of short-term investments.

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

Interest rate changes also may have temporary effects on the sale and profitability of our universal life and annuity products.  For example, if interest rates rise, competing investments (such as annuity or life insurance products offered by the Company's competitors, certificates of deposit, mutual funds and similar instruments) may become more attractive to potential purchasers of the Company's products until the Company increases the rates credited to holders of its universal life and annuity products.  In contrast, as interest rates fall, we would attempt to lower our credited rates to compensate for the corresponding decline in net investment income.  As a result, changes in interest rates could materially adversely effect the financial condition and results of operations of the Company depending on the attractiveness of alternative investments available to the Company's customers.  In that regard, in the current interest rate environment, the Company has attempted to maintain its credited rates at competitive levels designed to discourage surrenders and also to be considered attractive to purchasers of new annuity products.  In addition, because the level of prevailing interest rates impacts the Company’s competitors in the same fashion, management does not believe that the current interest rate environment will materially affect the Company's competitive position vis a vis other life insurance companies that emphasize the sale of annuity products.

35.

Notwithstanding the foregoing, if interest rates continue at current levels or decline, there can be no assurance that this segment of the life insurance industry would not experience increased levels of surrenders and reduced sales and thereby be materially adversely affected. Conversely, if interest rates rise, competing investments (such as annuity or life insurance products offered by the Company’s competitors, certificates of deposit, mutual funds and similar investments) may become more attractive to potential purchasers of the Company’s products until the Company increases its credited rates.

CRITICAL ACCOUNTING POLICIES ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (²GAAP²) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.  The critical accounting policies, estimates and related judgments underlying the Company¢s consolidated financial statements are summarized below.  In applying these accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business operations.

INVESTMENTS

     The Company¢s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. Recognition of income ceases when a bond goes into default and management evaluates whether impairments have occurred case-by-case.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.   Inherent in management¢s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry  has a catastrophic type of loss or has exhausted natural resources; and (vi) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.  The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Company deems to be comparable and assumptions deemed appropriate given the circumstances.  The use of different methodologies and assumptions may have a material effect of the estimated fair value amounts.

36.

The following table summarizes the Company's investment portfolio at

December 31, 2003.  This table consists primarily of fixed maturity investments available for sale, which are carried at fair value.

Investment Portfolio

Total Carrying Value<F1>
(dollars in thousands)
Fixed Maturities
Bonds and Notes:
U.S. Government, government agencies
and authorities<F2>	$ 462,225
Investment grade corporate<F3>	2,339,133
Public utilities	396,218
Below investment grade corporate<F3>	231,930
Mortgage backed	321,316
Preferred stocks	139,585

Total Fixed Maturities<F4>	3,890,407

Equity Securities
Common stock	39,652

Other Investments:
Policy loans	18,262
Real Estate	415
Mortgage loans	9,142
Other long‑term investments<F5>	323,139
Cash and short‑term investments	36,571

Total cash and investments	4,317,588

_______________________________________________________________________________

<F1>    All fixed maturity and equity securities are classified as available for sale; accordingly total carrying value equals estimated fair value.  Independent pricing services provide market prices for over 98% of the publicly traded securities.  Where prices are unavailable from pricing services, prices are obtained from securities dealers and valuation methodologies.  For other long-term investments, estimated market value either approximates estimated carrying value or was not readily ascertainable.  See “Note 1(c) to the Notes to the Consolidated Financial Statements for an explanation of the methodology used to value "Other Investments."”

<F2>    Approximately $1.3 million of such securities represent beneficial ownership interests in mortgage-backed securities of FDIC, FHLMC, FNMA, GNMA or the RTC.

<F3>    Ratings are based primarily upon those assigned by the NAIC.

<F4>    Includes approximately $1.3 million of convertible preferred stock.

<F5>    Consist principally of investments in limited partnerships, which are accounted for under the equity method.

                                          37.

DEFERRED POLICY ACQUISITION COSTS

      TheCompany incurs significant costs in connection with acquiring new business. These costs, which vary with and are primarily related to the production of newbusiness, are deferred.The recovery of such costs is dependent upon the future profitability of the related product, which in turn is dependent mainly on investment returns in excess of interest credited, as well as, persistency and expenses.  These factors enter into management¢s estimate of future gross profits, which generally are used to amortize such costs.  Changes in these estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the deferred acquisition asset and a charge to income if estimated future gross profits are less than amounts deferred.

FUTURE POLICY BENEFITS

      The Company establishes liabilities for amounts payable under life and health insurance policies and annuity contracts.  Generally, these amounts are payable over a long period of time and the profitability of the products is dependent on the pricing. Principal assumptions used in pricing policies and in the establishment of liabilities for future policy benefits are investment returns, mortality, expenses and persistency. The following section discusses the Company’s policy and practices regarding life insurance and annuity reserves.

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

The reserves reflected in the Company's consolidated financial statements included herein are calculated based on GAAP and differ from those specified by the laws of the various states in which the Insurance Company does business and those reflected in the Insurance Company's statutory financial statements.  These differences arise from the use of different mortality and morbidity tables and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level premium reserve method on all insurance business.  See “Notes 1G, 1H and 8 to the Notes to the Consolidated Financial Statements.”

The reserves reflected in the Company's consolidated financial statements are based upon the Company's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all non‑interest‑sensitive products.  For all interest‑sensitive products the policy account value is equal to the accumulation of gross premiums plus interest credited less mortality and expense charges and withdrawals.  In determining reserves for its insurance and annuity products, the

Company performs periodic studies to compare current experience for mortality, interest and lapse rates with expected experience in the reserve assumptions. Differences are reflected currently in earnings for each period.  The Company historically has not experienced significant adverse deviations from its assumptions.

                              38.

EMPLOYEE BENEFIT PLANS

      The Insurance Company sponsors a defined benefit plan covering employees who meet specified eligibility requirements.  The reported expense and liability associated with these plans requires use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Insurance Company.  Management determines these assumptions based upon currently available market and industry data, historical performance of the plans and its assets. The actuarial assumptions used by the Insurance Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants.  These differences may have a significant effect on the Company¢s consolidated financial statements.

During 2003, the actuarial assumptions used in the calculation of the Company's projected benefit obligation include the expected rate of compensation increases of 3.00%, a discount rate of 6.00% and an expected return on assets of 5.50%.  The projected benefit obligation at December 31, 2003 is $13.6 million.

In February 2004, in contemplation of a voluntary termination of the Presidential Life Insurance Company Employees’ Retirement Plan, the Company adopted a resolution which "froze" the Plan as of February 18, 2004.  This closed the Plan to new entrants and terminated the accrual of any future benefits under the Plan after such date.  In addition to freezing the Plan, the Company approved a resolution to utilize 1971 Group Mortality Tables and a seven percent (7%) investment yield for use in computing actuarial calculations.  The Company anticipates that a final decision regarding the termination of the Plan will be made in or about the second half of 2004.

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

                                       39.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information relating to the Company's directors, nominees for election as directors and executive officers will be included in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Directors and Executive Officers" and is incorporated herein by reference.

Item 11.  Executive Compensation

The information relating to compensation paid to executive officers and directors of the Company will be included in the Proxy Statement under the heading “Compensation of Directors and Executive Officers” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information relating to the security ownership of certain beneficial owners and management of the Company will be included in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

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

Item 15.  Principal Accounting Fees and Services

      The information relating to Principal Accounting Fees and Services will be included in the Proxy Statement under the heading “Selection of Independent Auditors” and is incorporated herein by reference.

                                             40.

                                             PART IV

Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form 8‑K

(a).  The Independent Auditors' Report, Consolidated Financial Statements and Consolidated Financial Statement Schedules listed in the Table of Contents on page F‑1 are being filed as part of this Form 10‑K.

(b).  During the last quarter of the fiscal year ended December 31, 2003 the Company did not file a current report on Form 8‑K.

(c).  Exhibit Index

Exhibit

Number               Description of Document

Certificate of Ownership and Merger, as filed with the Secretary of State of Delaware on July 27, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

2.02          Certificate of Merger, as filed with the Secretary of State of State of New York on July 27, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

3.01          Certificate of Amendment of the Certificate of Incorporation of the Company, as filed with the Secretary of State of State of New York on June 8, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

3.02          Certificate of Correction of the Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of State of New York on June 29, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

3.03          Certificate of Incorporation of Presidential Life Corporation, a Delaware corporation (now the Company) (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992)

3.04          By-Laws of Presidential Life Corporation, a Delaware corporation (now the Company) (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992)

4.01          Form of Indenture dated as of December 15, 1993 between the Registrant and M&T Bank relating to the 9 1/2% Senior Notes due 2001 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of the Company filed on September 2, 1993)

Form of Indenture dated as of February 23, 1999 between the Registrant and Bankers Trust Company relating to the 7 7/8% Senior Notes due 2009 (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-3 of the Company filed on November 3, 1998)

                                      41.

10.01         Reinsurance Agreements, dated January 1, 1969, March 1, 1979 and November 15, 1980, in each case together with all amendments thereto, Between the Registrant and Life Reassurance Corporation of America (formerly known as General Reassurance Corporation) (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992)

10.02         Reinsurance Agreements, dated September 25, 1969 and November 21, 1980, in each case together with all amendments thereto, by and between Presidential Life Insurance Company and Security Benefit Life Insurance Company (now known as Swiss Re Life & Health America) (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992)

10.03       Form of Indemnification Agreement (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992)

10.04         Presidential Life Corporation 1984 Stock Option Plan (Incorporated by reference to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992)

10.05         Presidential Life Corporation 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 28.1 to the Registration Statement on Form S-8 of the Company filed on July 16, 1996)

11.01         Statement Re Computation of Per Share Earnings is clearly determinable from the information contained in this Form 10‑K

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

              Section 906 of the Sarbanes Oxley Act of 2003

99.04         Certification of Principal Financial Officer Pursuant to

              Section 906 of the Sarbanes Oxley Act of 2003

                                       42.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL LIFE CORPORATION

By  /s/ Herbert Kurz

Herbert Kurz

Principal Executive Officer

and Director

Date:  March 12, 2004

                                       43.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:  March 12, 2004                 /s/ Herbert Kurz

Herbert Kurz

Principal Executive Officer

and Director

Date:  March 12, 2004                 /s/ Charles J. Snyder

Charles J. Snyder, Treasurer

and Principal Accounting Officer

Date:  March 12, 2004                 /s/  Paul F. Pape

Paul Frederick Pape Director

Date:  March 12, 2004                 /s/ Richard Giesser

Richard Giesser   Director

Date:        March 12, 2004                                           /s/ Lawrence Rivkin

Lawrence Rivkin   Director

Date:       March 12, 2004                                             /s/  Donald Barnes

Donald Barnes     Director

44. A.-F.

INDEPENDENT AUDITORS¢CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-63831 on Form S-3 and 333-08217 on Form S-8, of Presidential Life Corporation, of our report dated March 12, 2004, appearing in this Annual Report on Form 10-K of Presidential Life Corporation for the year ended December 31 2003.

DELOITTE & TOUCHE LLP

New York, New York

March 12, 2004

45.

TABLE OF CONTENTS TO

                   CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page

Independent Auditors' Report......................................     F‑2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2003 and 2002 ...    F-3

Consolidated Statements of Income ‑ Years Ended December 31,2003,

2002 and 2001...................................................    F‑4

Consolidated Statements of Shareholders' Equity ‑ Years Ended

December 31, 2002, 2002 and 2001.............................    F‑5

Consolidated Statements of Cash Flows ‑ Years Ended December 31,

2003, 2002 and 2001..........................................    F‑6

Notes to Consolidated Financial Statements........................     F‑7

Consolidated Financial Statement Schedules:

  II  Condensed Balance Sheets (Parent Company Only) as of

  December 31, 2003 and 2002.................................    S‑1

  II  Condensed Statements of Income (Parent Company

       Only)- Years Ended December 31, 2003, 2002 and 2001........     S‑2

  II  Condensed Statements of Cash Flows (Parent

       Company Only) - Years Ended December 31, 2003, 2002

       and 2001...................................................     S‑3

III  Supplemental Insurance Information - Years Ended

       December 31, 2003, 2002 and 2001...........................     S‑4

  IV  Reinsurance - Years Ended December 31, 2003, 2002 and 2001...     S‑5

     Certification for Chief Executive Officer ...................    S-6

     Certification for Treasurer and Principal Accounting Officer.    S-7

All schedules not included are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

F‑1.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have audited the accompanying consolidated balance sheets of Presidential Life Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the consolidated financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York

March 12, 2004

F-2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
ASSETS:	2003	2002
Investments:
Fixed maturities available for sale	$3,890,407	$3,642,582
Common stocks	39,652	16,886
Mortgage loans	9,142	9,289
Real estate	415	415
Policy loans	18,262	17,633
Short‑term investments	23,664	288,822
Other invested assets	323,139	254,659
Total investments	4,304,681	4,230,286

Cash and cash equivalents	12,907	13,101
Accrued investment income	50,956	48,589
Amounts due from security transactions	1,196	1,033
Deferred federal income taxes, Net	0	9,319
Federal income tax recoverable	27,137	30,245
Deferred policy acquisition costs	108,713	113,039
Furniture and equipment, net	200	309
Amounts due from reinsurers	15,688	18,617
Other assets	5,094	5,450
Assets held in separate account	2,450	2,196
TOTAL ASSETS	$4,529,022	$4,472,184

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy liabilities:
Policyholders' account balances	$3,092,872	$ 2,911,554
Future policy benefits:
Annuity	646,958	636,789
Life and accident and health	65,425	68,812
Other policy liabilities	6,193	5,284
Total policy liabilities	3,811,448	3,622,439
Dollar repurchase agreements	0	262,518
Notes payable	100,000	100,000
Short-term note payable	50,000	50,000
Deposits on policies to be issued	11,795	6,375
General expenses and taxes accrued	7,610	6,380
Deferred federal income taxes, Net	38,127	0
Other liabilities	18,827	23,585
Liabilities related to separate account	2,450	2,196
Total liabilities	4,040,257	4,073,493

Shareholders' Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding
29,334,668 shares in 2003 and 29,334,668
Shares in 2002)	293	293
Accumulated other comprehensive income	88,343	17,820
Retained earnings	400,129	380,578
Total Shareholders' Equity	488,765	398,691

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,529,022	$4,472,184

The accompanying notes are an integral part of these Consolidated Financial Statements.

                                        F-3.
PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Years Ended December 31

	2003	2002	2001
REVENUES:
Insurance revenues:
Premiums	$10,992	$ 11,605	$ 14,137
Annuity considerations	32,622	69,422	97,380
Universal life and investment type
policy fee income	1,004	679	777
Net investment income	288,382	267,561	234,125
Net realized investment gains(losses)	10,328	(146,743)	(65,132)
Other income	966	2,216	3,121
TOTAL REVENUES	344,294	204,740	284,408

BENEFITS AND EXPENSES:
Death and other life insurance benefits	16,140	13,566	14,330
Annuity benefits	71,694	64,310	57,937
Interest credited to policyholders'
account balances	161,379	146,502	108,422
Interest expense on notes payable	9,643	10,633	8,836
Other interest and other charges	700	79	980
Increase in liability for
future policy benefits	8,235	52,312	85,681
Commissions to agents, net	12,496	32,323	32,066
General expenses and taxes	17,072	14,888	18,280
Increase in deferred policy
acquisition costs	(2,542)	(30,632)	(23,523)
TOTAL BENEFITS AND EXPENSES	294,817	303,981	303,009

Income (loss) before income taxes	49,477	(99,241)	(18,601)

Provision (benefit) for income taxes:
Current	8,358	(8,370)	(13,363)
Deferred	9,834	(21,602)	2,467
	18,192	(29,972)	(10,896)

NET INCOME (LOSS)	$31,285	$ (69,269)	$ (7,705)

Weighted average number of shares
outstanding during the year	29,334,668	29,332,120	29,315,505

Earnings (Loss) per common share	$ 1.07	$ (2.36)	$ (.26)

  The accompanying notes are an integral part of these Consolidated Financial Statements.

F-4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(in thousands, except share data)
				Accumulated
		Additional		Other
	Capital	Paid-in-	Retained	Comprehensive
	Stock	Capital	Earnings	Income (loss)	Total
Balance at
January 1, 2001	293	0	480,897	(15,663)	465,527

Comprehensive Income:

Net Loss			(7,705)		(7,705)

Loss on Rate Lock Hedge				(5,485)	(5,485)

Net Unrealized Investment
Losses				(13,404)	(13,404)

Comprehensive Income					(26,594)

Purchase and Retirement
of Stock			(122)		(122)

Dividends Paid to
Shareholders ($.39 per
share)			(11,717)		(11,717)

Balance at
December 31, 2001	293	0	461,353	(34,552)	427,094

Comprehensive Income:

Net Loss			(69,269)		(69,269)

Loss on Rate Lock Hedge				(4,142)	(4,142)

Net Unrealized Investment
Gains				56,514	56,514

Comprehensive Loss					(16,897)

Purchase and Retirement
of Stock			225		225

Dividends Paid to
Shareholders ($.40 per
Share)			(11,731)		(11,731)

Balance at
December 31, 2002	293	0	380,578	17,820	398,691

Comprehensive Income:

Net Income			31,285		31,285

Loss on Rate Lock Hedge				(3,471)	(3,471)

Net Unrealized Investment
Gains				73,994	73,994

Comprehensive Gain					101,808

Dividends Paid to
Shareholders ($.40 per
Share)			(11,734)		(11,734)

Balance at
December 31, 2003	293	0	400,129	88,343	488,765

      The accompanying notes are an integral part of these Consolidated Financial Statements.

F-5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31
	2003	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$31,285	$ (69,269)	$(7,705)
Adjustments to reconcile net income to
net cash provided by operating activities:
Benefit(provision) for deferred income taxes	9,834	(21,602)	2,467
Depreciation and amortization	1,044	1,783	711
Net accrual of discount on fixed maturities	(26,770)	(20,357)	(11,166)
Realized investment losses (gains)	(10,328)	146,743	65,132
Changes in:
Accrued investment income	(2,367)	(7,832)	(9,325)
Deferred policy acquisition costs	(2,542)	(30,632)	(28,820)
Federal income tax recoverable	3,108	(3,321)	(21,278)
Liability for future policy benefits	6,782	53,112	91,894
Other items	5,701	(21,779)	22,224

Net Cash Provided by
Operating Activities	15,747	26,846	104,134

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(1,136,259)	(1,089,449)	(1,048,366)
Sales	420,635	119,038	99,240
Maturities, calls and repayments	602,244	272,482	143,487
Common Stocks:
Acquisitions	(31,351)	(10,292)	(8,038)
Sales	18,652	17,405	11,274
Decrease (increase) in short-term
investments and policy loans	264,529	16,990	(45,810)
Other Invested Assets:
Additions to other invested assets	(131,294)	(85,187)	(43,819)
Distributions from other invested assets	69,744	70,581	63,507
Purchase of property and equipment	0	0	167
Mortgage loan on real estate	147	4,109	1,495
Amounts due from security transactions	(163)	(249)	11,466

Net Cash Provided by (Used in)
Investing Activities	76,884	(684,572)	(815,397)

FINANCING ACTIVITIES:
Proceeds from Dollar Repurchase Agreements	1,057,901	3,117,054	2,805,155
Repayment of Dollar Repurchase Agreements	(1,320,419)	(3,115,092)	(2,777,809)
Proceeds from (repayment of) line of credit	0	0	50,000
Increase in policyholders' account balances	181,318	744,222	571,289
Repurchase of common stock	0	225	(135)
Bank overdrafts	(5,313)	(3,127)	14,979
Deposits on policies to be issued	5,420	(62,644)	60,134
Dividends paid to shareholders	(11,732)	(11,732)	(11,717)

Net Cash (Used in) Provided by
Financing Activities	(92,825)	668,906	711,896

(Decrease) increase in Cash and Cash
Equivalents	(194)	11,180	633

Cash and Cash Equivalents at Beginning of Year	13,101	1,921	1,288

Cash and Cash Equivalents at End of Year	$12,907	$ 13,101	$1,921
Supplemental Cash Flow Disclosure:

Income Taxes Paid	$5,250	$ 5,641	$7,857

Interest Paid	$8,864	$ 8,976	$8,577

The accompanying notes are an integral part of these Consolidated Financial Statements.

                                              F-6.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Business

Presidential Life Corporation (“the Company”), through its wholly‑owned subsidiary Presidential Life Insurance Company (“the Insurance Company”), is engaged in the sale of life insurance and annuities. The Insurance Company has assets of approximately $4.4 billion and surplus of $485.6 million as of December 31, 2003 and is licensed in 49 states and the District of Columbia.

On December 29, 1999, the Company purchased The Central National Life Insurance Company of Omaha (“Central National”) from the Household Insurance Group Holding Company, a subsidiary of Household International, Inc.  Central National which has assets of $15.2 million and capital and surplus of $14.9 million as of December 31, 2003, is licensed to market insurance products in 49 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.  In June 2002, the ownership of Central National was transferred to the Insurance Company as a capital contribution.

B.  Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Intercompany transactions and balances have been eliminated in consolidation.  Certain amounts have been reclassified to conform to the current year’s presentation.  The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company has one reportable operating segment and therefore, no additional disclosures are required under Statement of Financial Accounting Standards No. 131 “Disclosures About Segments of an Enterprise and Related Information”.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

“Other invested assets” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value.

                                        F-7.

Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of December 31, 2003 and 2002.  As of December 31, 2003, the Company was committed to contribute, if called upon, an aggregate of approximately $90.0 million of additional capital to certain of these limited partnerships.

In evaluating whether an investment security or other investment has suffered an impairment in value which is deemed to be “other than temporary”, management considers all available evidence.  When a decline in the value of an investment security or other investment is considered to be other than temporary, the investment is reduced to its net realizable or fair value, as applicable (which contemplates the price that can be obtained from the sale of such asset in the ordinary course of business) which becomes the new cost basis.  The amount of reduction is recorded in the income statement as a realized loss. A recovery from the adjusted cost basis is recognized as a realized gain only at sale.

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

Realized gains and losses on disposal of investments are determined for fixed maturities and equity securities by the specific‑identification method.

Investments in short‑term securities, which consist primarily of United States Treasury Notes and corporate debt issues maturing in less than one year, are recorded at amortized cost, which approximates market.  Mortgage loans are stated at their amortized indebtedness.  Policy loans are stated at their unpaid principal balance.

The Company's investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Accumulated depreciation amounted to $206,800 and $206,800 at December 31, 2003 and 2002, respectively, and both buildings are fully depreciated and have no depreciation expense for the years ended December 31, 2003, 2002 and 2001.

D.  Furniture and Equipment

Furniture and equipment is carried at cost and depreciated on a straight-line basis over a period of five to ten years except for automobiles which are depreciated over a period of three years.  Accumulated depreciation amounted to $1,182,000 and $1,073,200 at December 31, 2003 and 2002, respectively, and related depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $108,800 $178,300 and $230,900, respectively.

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

For contracts with a single premium or a limited number of premium payments due over a significantly shorter period than the total period over which benefits are provided (“limited payment contracts”), premiums are recorded as income when due with any excess profit deferred and recognized in income in a constant relationship to insurance in force or, for annuities, the amount of expected future benefit payments.

F-8.

E.  Recognition of Insurance Income and Related Expenses - continued

Premiums from universal life and investment‑type contracts are reported as deposits to policyholders' account balances.  Revenues from these contracts consist of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.  Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders' account balances and interest credited to policyholders' account balances.

For the years ended December 31, 2003, 2002, and 2001, approximately 40.3%, 41.3% and 35.50%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York.

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

Deferred policy acquisition costs are amortized over periods ranging from 15 to 25 years for universal life products and investment‑type products as a constant percentage of estimated gross profits arising principally from surrender charges and interest and mortality margins based on historical and anticipated future experience, updated regularly.  The effects of revisions to reflect actual experience on previous amortization of deferred policy acquisition costs, subject to the limitation that the accrued interest on the deferred acquisition costs balance may not exceed the amount of amortization for the year, are reflected in earnings in the period estimated gross profits are revised.

Unamortized deferred policy acquisition costs for the years ended December 31, 2003 and 2002 are summarized as follows:

	2003	2002
(in thousands)
Balance at the beginning of year	$113,039	$103,082
Current year's costs deferred	10,689	31,306
Total	123,728	134,388
Less, amortization for the year	8,003	266
Total	115,725	134,122
Change in amortization related to
Unrealized(loss)gain in investments	(7,012)	(21,083)
Balance at the end of the year	$108,713	$113,039

                                        F-9.

G.  Future Policy Benefits

Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions established at policy issue as to mortality and persistency are based on anticipated experience, which, together with interest and expense assumptions, provide a margin for adverse deviation.  Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contract holders' fund balances and after annuitization are equal to the present value of expected future payments.  During the three years in the period ended December 31, 2003, interest rates used in establishing such liabilities range from 3.0% to 11% for life insurance liabilities and from 5.6% to 11.05% for annuity liabilities.

H.  Policyholders' Account Balances

Policyholders' account balances for universal life and investment‑type contracts are equal to the policy account values.  The policy account values represent an accumulation of gross premium payments plus credited interest less mortality and expense charges and withdrawals.

These account balances are summarized as follows:

	2003	2002
	(in thousands)
Account balances at beginning of year	$ 2,911,554	$ 2,167,332
Additions to account balances	422,418	947,239
Total	3,333,972	3,114,571
Deductions from account balances	241,100	203,017

Account balances at end of year	$ 3,092,872	$ 2,911,554

Interest rates credited to account balances ranged from 3% to 11.87% in 2003 and 2002.

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

F-10.

K.  Earnings Per Common Share

The Company has calculated earnings per share (EPS) in accordance with SFAS No.128, Earnings Per Share. Basic EPS is computed based upon the weighted average number of common shares outstanding during the year.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the year ended December 31, 2003, 2002 and 2001 was 29,367,925, 29,374,401 and 29,340,215 respectively. The dilution from the potential exercise of stock options outstanding did not change basic EPS.

L.   Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and amounts due from banks with an original maturity of three months or less.

M.  New Accounting Pronouncements

In December 2003, the FASB issued Statement of Financial Accounting Standards ("SOFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard requires additional detailed disclosures regarding pension plan assets, benefit obligations, cash flows, benefit costs and related information. With the exception of disclosures related to foreign plans, the new disclosures are required to be provided in annual statements of public entities with fiscal years ending after December 15, 2003. The Company adopted the new disclosure requirements for all plans as of December 31, 2003. See Note 5.

Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force ("EITF") Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities", and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", that are classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary. See Note 2.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities " (SOP 03-3). SOP 03-3 addresses the accounting for differences between contractual and expected cash flows to be collected from an investment in loans or fixed maturity securities (collectively hereafter referred to as "loan(s)") acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted to the excess of the estimated undiscounted expected principal, interest and other cash flows over the initial investment in the loan. SOP 03-3 also requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004 and within the scope of Practice Bulletin 6 "Amortization of Discounts on Certain Acquired Loans", SOP 03-3, as it pertains to decreases in cash flows expected to be collected, should be applied prospectively for fiscal years beginning after December 15, 2004.Adoption of this statement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

F-11.

In July 2003, AcSEC issued a final Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The major provisions of the SOP require: recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits ("GMDB"), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment; reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met; reporting and measuring the Company's interest in its separate accounts as general account assets based on the insurer's proportionate beneficial interest in the separate account's underlying assets; and  Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs ("DAC"). The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. Management is in the process of assessing the impact of adopting SOP 03-1, but believes it will not have a material impact on financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150,Accounting for Certain Financial Instrumentswith Characteristics of Both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of Statement No. 150 did not have an impact on the Company's consolidated financial statements.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149,Amendment of Statement 133 on DerivativeInstruments and Hedging Activities.  Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative.  The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No.45,Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees ofIndebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. Theadoption of Statement No. 149 had no impact on the Company's consolidated financial statements.

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

F-12.

This FSP provides a deferral of interests held by public entities in a variable interest entity or potential variable interest entity until the end of the first interim or annual period after December 15, 2003, if (a) the variable interest entity was created before February 1, 2003 and (b) the public entity has not issued financial statements reporting the variable interest entity that was created before February 1, 2003, in accordance with FIN 46, other than in the disclosure required by FIN 46. The FSP is effective for financial statements issued after October 9, 2003. The adoption of FIN 46 for variable entities created after February 1, 2003 did not have an impact on the consolidated financial statement of the company as of December 31, 2003. Management does not expect the adoption of the provision of FSP FIN 46-6, which is effective for the Company on March 31, 2004, to have a material impact on the Company’s consolidated financial statements.

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

F-13.

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

In March 1999, the National Association of Insurance Commissioners (“NAIC”) adopted the Codification of Statutory Accounting Principles (the “Codification”). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2002.  However, statutory accounting principles will continue to be established by individual state laws and permitted practices.  The New York State Insurance Department ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements, effective January 1, 2001.  On October 1, 2002 NYSID modified its original adoption of Codification to allow for the recognition of Deferred Tax Assets (²DTA²) and Deferred Tax Liabilities (²DTL²), with certain restrictions.  This change allowed the Insurance Company to recognize a net DTA of approximately $16.5 and $22.4 million at December 31, 2003 and December 31, 2002 respectively for statutory reporting purposes. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of December 31, 2003.

INVESTMENTS

The following information summarizes the components of net investment income and realized investment losses:

Net Investment Income:
Year Ended December 31
	2003	2002	2001
(in thousands)
Fixed maturities	$259,581	$234,256	$177,531
Common stocks	659	332	240
Short‑term investments	1,840	6,294	13,723
Other investment income	32,576	31,754	47,961
	294,656	272,636	239,455

Less investment expenses	6,274	5,075	5,330

Net investment income	$288,382	$267,561	$234,125

As of December 31, 2003, 2002 and 2001 there were forty fixed maturity investments with a carrying value of $220.1 million and thirty-two fixed maturity investments with a carrying value of $215.7 and sixteen fixed maturity investments with a carrying value of $134.9 million respectively, in the accompanying balance sheet which were non-income producing. Nineteen of these fixed maturity investments in 2003, nineteen in 2002 and twelve in 2001 with a carrying value of $209.6, and $203.5 and $113.4 respectively, are defeased with U.S Treasuries in an amount sufficient to insure full payment of principal.

F-14.

The following table presents the amortized cost and gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost at December 31, 2003:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	210,108	8,581	57,257	5,119	267,365	13,700
Corporate Bonds	492,064	30,149	332,632	86,724	824,696	116,873

Total	702,172	38,730	389,889	91,843	1,092,061	130,573

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2003.

	Gross Unrealized Losses	% Of Total	Gross Unrealized Losses Net of Principal Protected Notes	% Of Total
	(in thousands)		(in thousands)
Less than 20%	52,262	40.0	49,765	88.9
20% or more for less than six months	13,729	10.5	1,707	3.0
20% or more for six months or greater	64,582	49.5	4,531	8.1

Total	130,573	100.0	56,003	100.0

Approximately 93% of the securities with an unrealized loss of 20% or more for a period equal to or greater than twelve months are principal protected notes.  This structure utilizes AAA collateral such as U.S Treasury Strips, in conjunction with a variable rate coupon.  The AAA rated collateral accretes to par at maturity, defeasing the security and thereby insulating the holder from any negative credit events which might interfere with the repayment of principal.

F-15.

Realized Investment Gains (Losses):

	Year Ended December 31,
	2003	2002	2001
(in thousands)
Fixed maturities	$9,703	$(145,290)	$(56,826)
Common stocks	625	(1,453)	(8,306)
Total realized gains (losses)
on investments	$10,328	$(146,743)	$(65,132)

Unrealized Investment Gains (Losses):

Year Ended December 31,
	2003	2002	2001
(in thousands)
Fixed maturities	$145,103	$ 45,807	$ (60,330)
Common stocks	8,381	129	6,672
Other Assets	6,928
Unrealized investment
gains (losses)	$160,412	$45,936	$ (53,658)
Amortization (benefit) of
deferred acquisition costs	(19,160)	(12,148)	8,935
Deferred federal income
taxes (benefit)	(49,438)	(11,826)	15,656
Transition Adjustment	(3,471)	(4,142)	(5,485)
Net unrealized investment
gains (losses)	88,343	17,820	(34,552)
Change in net unrealized
investment gains (losses)	$70,523	$ 52,372	$ (18,889)

The change in unrealized investment gains (losses) shown above resulted primarily from changes in general economic conditions which directly influenced investment security markets.  These changes were also impacted by writedowns of investment securities for declines in market values deemed to be other than temporary.

2.    INVESTMENTS

The following tables provide additional information relating to investments held by the company:

December 31,2003:

AVAILABLE FOR SALE:
	Cost or Amortized	Gross Unrealized		Market
Type of Investment	Cost	Gains	(Losses)	Value
(in thousands)
Fixed Maturities:
Bonds and Notes:
United States government
and government agencies
and authorities	$463,175	$ 7,537	$ (14,487)	$ 456,225
States, municipalities and
political subdivisions	9,215	3,293	0	12,508
Foreign governments	7,759	0	(1,759)	6,000
Public utilities	373,095	32,018	(8,895)	396,218
All other corporate bonds	2,761,858	223,443	(105,430)	2,879,871
Preferred stocks, primarily
corporate	130,202	9,804	(421)	139,585
Total Fixed Maturities:	$ 3,745,304	$ 276,095	$(130,992)	$3,890,407

Common Stocks	$31,271	$ 8,649	$ (268)	$ 39,652

F-16.

December 31,2002:

AVAILABLE FOR SALE:
	Cost or Amortized	Gross Unrealized		Market
Type of Investment	Cost	Gains	(Losses)	Value
(in thousands)
Fixed Maturities:
Bonds and Notes:
United States government
and government agencies
and authorities	$ 527,587	$ 33,978	$ (1,045)	$ 560,250
States, municipalities and
political subdivisions	9,200	3,276	0	12,476
Foreign governments	13,887	1,437	(1,669)	13,655
Public utilities	408,182	18,337	(23,622)	402,897
All other corporate bonds	2,461,829	153,557	(142,849)	2,472,537
Preferred stocks, primarily
corporate	176,089	5,759	(1,351)	180,497
Total Fixed Maturities:	$3,596,774	$216,344	$(170,536)	$3,642,582

Common Stocks	$ 16,757	$ 1,594	$ (1,465)	$ 16,886

The estimated fair value of fixed maturities available for sale at December 31, 2003, by contractual maturity, are as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Market Value
(in thousands)

Due in one year or less	$ 24,016
Due after one year through five years	40,837
Due after five years through ten years	499,880
Due after ten years	2,864,773
Total debt securities	3,429,506
Mortgage-Backed Bonds	321,316
Preferred Stock	139,585

Total	$ 3,890,407

Proceeds from sales and maturities of fixed maturities during 2003, 2002 and 2001 were $1,024.8 million, $396.8 million and $251.6 million, respectively.  During 2003, 2002 and 2001, respectively, gross gains of $40.3 million, $18.0 million and $14.1 million and gross losses of $18.8 million, $90.3 million and $80.6 million were realized on those sales.

As of December 31, 2003, retail properties in Pennsylvania collateralized the Company’s mortgage loan.

There were no investments owned in any one issuer that aggregate 10% or more of shareholders' equity as of December 31, 2003.

As of December 31, 2003 securities with a carrying value of approximately $12.7 million were on deposit with various state insurance departments to comply with applicable insurance laws.

F-17.

3.  NOTES PAYABLE

Notes payable at December 31, 2003 and 2002 consist of $100 million, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of December 31, 2003, unamortized costs were $1.1 million.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $3.5 million recorded in accumulated other comprehensive income as of December 31, 2003, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company reclassifies the deferred loss from a liability to accummulated other comprehensive income over the term of the notes.  The Company expects to reclassify approximately $672,000 into earnings within the next 12 months.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of December 31, 2003, the Company believes that it is in compliance with all of the covenants.

The short-term note payable relates to a bank line of credit in the amount of $50,000,000 and provides for interest on borrowings based on market indices.  At December 31, 2003 and 2002 the Company had $50,000,000 and $50,000,000 outstanding, respectively. The line of credit is up for renewal on April 22, 2004 with The Bank of New York.

Preliminary discussions with the bank have indicated a willingness to renew the line of credit.  However, if the bank chooses not to renew the line of credit, the Company would be forced to paydown the $50 million in April 2004 or seek alternative financing options. For the year ended December 31, 2003 and 2002 the short-term note payable had a weighted average interest rate of 1.75% and 2.39%, respectively.

4.  SHAREHOLDERS' EQUITY

During 2003, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share.  During 2003, 2002 and 2001, the Company purchased and retired 0, 0 and 26,000 shares of common stock, respectively.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains). The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The New York Insurance NYSID has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices. Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Insurance Company's insurance subsidiary is also subject to restrictions on the payment of dividends to their respective parent companies. To preserve capital, the Insurance Company paid no dividends in fiscal years 2003 and 2002 and in 2001, the Insurance Company paid dividends of $27.7 million to the Company.                           F-18.

Other Comprehensive Income (loss)
For the years ended		Tax	After-
December 31,	Pre-Tax	Expense/	Tax
	Amount	(Benefit)	Amount
(in thousands)
2003
Unrealized gains(losses)on	$88,367	$26,510	$61,857
investment securities:
Unrealized holding gains arising during year
Less: reclassification adjustment for losses
realized in net income	(10,328)	(3,099)	(7,229)
Change related to deferred acquisition costs	(7,011)	(2,103)	(4,908)

Net unrealized investment gains	105,706	31,712	73,994

2002
Unrealized gains(losses) on
investment securities:
Unrealized holding losses arising during year	$ 206,394	$ 61,918	$ 144,476
Less: reclassification adjustment for gains
realized in net income	146,743	44,023	102,720
Change related to deferred acquisition costs	(21,083)	(6,325)	(14,758)

Net unrealized investment losses	80,734	24,220	56,514

2001
Unrealized gains(losses) on
investment securities:
Unrealized holding losses arising during year	$ (89,213)	$ (26,763)	$ (62,450)
Less: reclassification adjustment for gains
realized in net income	65,132	19,540	45,592
Change related to deferred acquisition costs	4,935	1,481	3,454

Net unrealized investment losses	(19,146)	(5,742)	(13,404)

F-19.

5.  EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

(a)  Employee Retirement Plan

The Company has a noncontributory defined benefit pension plan covering all eligible employees.  The Company is both sponsor and administrator of this plan.  The plan provides for pension benefits based on average pay and years of service. The Company uses a December 31 measurement date for this plan.

	Year Ended December 31,
	2003	2002
(in thousands)

Change in benefit obligation

Benefit obligation at beginning of year	$8,736	$7,371
Service cost	694	495
Interest cost	754	499
Actuarial loss	4,049	607
Benefits paid	(621)	(236)
Benefit obligation at end of year	13,612	8,736

Change in plan assets

Fair value of assets at beginning of year	5,643	5,454
Actual return on plan assets	356	(2)
Employer contribution	1,594	427
Benefits paid	(621)	(236)
Fair value of assets at end of year	6,972	5,643

Funded status
	(6,640)	(3,093)
Unrecognized net actuarial loss (gain)	4,904	1,062
Unrecognized prior service cost (benefit)	0	0
Unrecognized Net Transition Obligation	0	28
Net amount recognized	(1,736)	(2,003)

Amounts recognized in the statement of financial position consist of:

Prepaid benefit cost	0	0
Accrued benefit cost	(4,241)	(2,003)
Intangible assets	0	0
Accumulated other comprehensive income	2,505	0
Net amount recognized	(1,736)	(2,003)

Information for pension plans with an accumulated benefit obligation in excess of plan assets

Projected benefit obligation
	13,612	8,736
Accumulated benefit obligation
	11,213	7,035
Fair value of plan assets
	6,972	5,643

Components of Net Periodic Benefit Cost

Service cost	$694	$495
Interest cost	754	499
Expected return on plan assets	(329)	(404)
Amortization of net transition obligation	28	28
Amortization of (gain) loss	180	-
Net periodic benefit cost	$1,327	$618

F-20.

	Year Ended December 31,	Year Ended December 31,
	2003	2002
(in thousands)
Assumptions

Weighted-average assumptions used to determine benefit obligations December 31

Discount rate	6.0%	7.0%
Rate of compensation increase	3.0%	3.0%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

Discount rate	7.0%	7.0%
Expected long-term return on plan assets	5.5%	7.5%
Rate of compensation increase	3.0%	3.0%

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

Asset Category

Flexible Annuity Contract	100%	100%
Total	100%	100%

Employer Contributions

The Company expects to fully fund the plan to effect the expected termination of the plan during the second half of 2004 and estimates the requirement to fully fund the Plan, prior to termination, to be $2,000,000.  As of February 18,2004 the plan was closed to new entrants, accrual of any future benefits terminated and the plan was “frozen”.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2004	$310,900
2005	359,700
2006	427,300
2007	552,800
2008	686,400
Years 2009-2013	$4,847,800

(b)  Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992.  Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  The Company may match a portion of participants’ pre-tax earnings.  For the years ended December 31, 2003, 2002 and 2001, the Company's contribution was approximately $0, $53,000 and $49,000, respectively.

                                        F-21.

5.  EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS - CONTINUED

(c)  Employee Stock Option Plan

The Company has adopted an incentive stock option plan recommended by the Board of Directors and approved by the shareholders.  This plan grants options to purchase up to 1,000,000 shares of common stock of the Company to officers and key employees.  Option prices are 100% of the fair market value at date of grant.  The following schedule shows all options granted, exercised, expired and exchanged under the Company's Incentive Stock Option Plan as of December 31, 2003.

Information relating to the options is as follows:

Option Price
	Number	Amount	Total
	of Shares	Per Share	Price

Outstanding, January 1, 1999	242,422	$ 16.51	$4,001,342
Granted	113,700	14.93	1,697,882
Exercised	(9,368)	9.69	(90,753)
Cancelled	(31,500)	13.45	(423,783)

Outstanding, December 31, 2000	315,254	$ 16.45	$5,184,688
Granted	168,950	19.20	3,243,840
Exercised	(36,454)	9.73	(354,552)
Cancelled	(5,650)	17.44	(98,542)

Outstanding, December 31, 2001	442,100	18.04	$7,975,484
Granted	179,750	15.60	2,804,100
Exercised	(13,977)	15.125	(211,402)
Cancelled	(50,574)	22.46	(1,135,892)

Outstanding, December 31, 2002	557,299	$ 16.92	$9,432,290
Granted	616,650	16.49	8,249,386
Repriced	(516,650)	16.933	(8,748,691)
Cancelled	(40,849)	16.826	(687,350)

Outstanding, December 31, 2003	616,450	$ 13.376	$8,245,635

At December 31, 2003, there were no options for shares of common stock exercisable.

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan.  Accordingly, no compensation cost has been recognized for its fixed stock option plan.  Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per common share for the years ended December 31, 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated below:

Net income (in thousands)	Year Ended December 31,
	2003	2002	2001

As reported	$31,285	$(69,269)	$(7,705)
Pro forma	31,179	(69,448)	(7,920)

Earnings per common share

As reported	$1.07	$(2.36)	$(.26)
Pro forma	$1.06	$(2.37)	$(.27)

The fair value of options granted under the Company's fixed stock option plan during 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 2.43%, expected volatility of 46.0%, risk free interest rate of 6.0%, and expected lives of 4 years.

                                        F-22.

6.  INCOME TAXES

The provision for income taxes differs from the amount of income tax expense determined by applying the 35% U.S. statutory federal income tax rate to pre-tax net income from continuing operations as follows:

	2003	2002	2001
(in thousands)

Pre-Tax Net Income	$ 49,477	$(99,241)	$ (18,601)

Provision for income taxes computed
At Federal statutory rate	17,317	(34,734)	(6,510)
Increase (decrease) in income taxes
resulting from:
Other	875	4,762	(4,386)

Provision (benefit) for Federal
income taxes	$ 18,192	$(29,972)	$(10,896)

Deferred Federal Income Tax Expense/(Benefit)

The Company provides for deferred income taxes resulting from temporary differences, which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.  The sources of these differences and the tax effect of each were as follows:

	2003	2002	2001
	(in thousands)
Deferred policy acquisition costs	$1,562	$ 8,196	$ 6,215
Policyholders' account balances	(109)	21	(8)
Investment adjustments	9,940	(23,425)	3,105
Insurance policy liabilities	(7,143)	(2,315)	(1,548)
Other	5,584	(4,079)	(5,297)
Deferred Federal income tax
expense/(benefit)	$9,834	$ (21,602)	$ 2,467

Net Deferred Tax Liability (Asset)

The significant components of the Company’s net deferred tax liability (“DTL”) and (asset) (“DTA”) as of December 21, 2003, and 2002 are as follows:

	2003	2002
	(in thousands)
Deferred federal income tax asset:
Investments	$ (28,406)	$ (38,190)
Insurance policy liabilities	(19,539)	(12,396)
Other	(6,079)	(11,664)
Net deferred federal income tax asset
	(54,024)	(62,250)

Valuation Allowance	4,520	4,520
Net deferred federal income tax
	$ (49,504)	$ (57,730)

Deferred federal income tax liability:
Deferred policy acquisition costs	$ 37,277	$ 35,715
Unrealized Gains (Losses)	49,438	11,670
Policyholder account balances	310	420
Other	606	606
Deferred federal income tax liability
	$ 87,631	$ 48,411

Net deferred federal income tax liability (asset)
	$ 38,127	$ (9,319)

F-23.

6.  INCOME TAXES - CONTINUED

The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes.

Prior to 1984, Federal income tax law allowed life insurance companies to exclude from taxable income and set aside certain amounts in a tax memorandum account known as the Policyholder Surplus Account (“PSA”).  Under the tax law, the PSA has been frozen at its December 31, 1983 balance of $2,900,000, which may under certain circumstances become taxable in the future.  The Insurance Company does not believe that any significant portion of the amount in this account will be taxed in the foreseeable future.  Accordingly, no provision for income taxes has been made thereon.  If the amount in the PSA were to become taxable, the resulting liability using current rates would be approximately $1,015,000.

7.  REINSURANCE

Reinsurance allows life insurance companies to share risks on a case by case or aggregate basis with other insurance and reinsurance companies.  The Insurance Company cedes insurance to the reinsurer and compensates the reinsurer for its assumption of risk.  The maximum amount of individual life insurance normally retained by the Company on any one life is $50,000 per policy and $100,000 per life.  The maximum retention with respect to impaired risk policies typically is the same.  The Insurance Company cedes insurance primarily on an “automatic” basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a “facultative” basis, under which the reinsurer's prior approval is required on each risk reinsured.

The reinsurance of a risk does not discharge the primary liability of the insurance company ceding that risk, but the reinsured portion of the claim is recoverable from the reinsurer.  The major reinsurance treaties into which the Insurance Company has entered can be characterized as follows:

Reinsurance ceded from the Insurance Company to Swiss Re Life & Health America Inc. at December 31, 2003 and 2002 consists of coinsurance agreements aggregating face amounts of $278.6 million and $310.1 million, respectively, representing the amount of individual life insurance contracts that were ceded to the reinsurers.  The term “coinsurance” refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy to be reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

Premiums ceded for 2003, 2002 and 2001 amounted to approximately $5.3 million, $6.5 million, and $6.1 million, respectively.

                                        F-24.

8.  STATUTORY FINANCIAL STATEMENTS

Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ from GAAP.  Material differences resulting from these accounting practices include:  deferred policy acquisition costs, deferred Federal income taxes and statutory non‑admitted assets are recognized under GAAP accounting while statutory investment valuation and interest maintenance reserves are not; premiums for universal life and investment‑type products are recognized as revenues for statutory purposes and as deposits to policyholders' accounts under GAAP; different assumptions are used in calculating future policyholders' benefits; and different methods are used for calculating valuation allowances for statutory and GAAP purposes; fixed maturities are recorded at market value under GAAP while under statutory accounting practices they are recorded principally at amortized cost.

In March 1999, the NAIC adopted the Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, is effective January 1, 2002.  However, statutory accounting principles will continue to be established by individual state laws and permitted practices.  The NYSID required adoption of the Codification with certain modifications, for the preparation of statutory financial statements effective January 1, 2002. On October 1, 2003, the NYSID modified its original adoption of Codification to allow for the recognition of DTA¢s and DTL¢s, with certain restrictions. DTA’s are equal to the sum of the lesser of: The amount of gross DTA expected to be realized within one year of the balance sheet date; or ten percent of statutory capital and surplus as reported on it’s most recently filed statutory statement; and the amount of gross DTA’s that can be offset against deferred existing gross DTL’s. This change allowed the Insurance Company to realize a DTA of approximately $16.5 million in 2003 and 22.4 million in 2002. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of December 31, 2003.

For the years ended December 31,

	2003	2002	2001
(in thousands)

Statutory surplus	$ 209,804	$200,352	$245,403
Statutory net income (loss)	$ 18,701	$(88,192)	$(59,026)

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

F-25.

10.  FAIR VALUE INFORMATION- CONTINUED

Because it is not practicable to obtain an independent valuation for each limited partnership interest for purposes of disclosure, the market value of a limited partnership interest is estimated to approximate the carrying value.  As of December 31, 2003, the Company was committed to contribute, if called upon, an aggregate of approximately $90.0 million of additional capital to certain of these limited partnerships.  The market value of short-term investments, mortgage loans and policy loans is estimated to approximate the carrying value.

Estimated fair values of policyholders' account balances for investment type products (i.e., deferred annuities, immediate annuities without life contingencies and universal life contracts) are calculated by projecting the contract cash flows and then discounting them back to the valuation date at an appropriate discount rate.  For immediate annuities without life contingencies, the cash flows are defined contractually.  For all other products, projected cash flows are based on an assumed lapse rate and crediting rate (based on the current treasury yield curve), adjusted for any anticipated surrender charges. The discount rate is based on the current duration‑matched treasury curve, plus an adjustment to reflect the anticipated spread above treasuries on investment grade fixed maturity securities, less an expense and profit spread.

December 31, 2003	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	$3,890,407	$3,890,407
Common Stock	39,652	39,652
Mortgage Loans	9,142	9,142
Policy Loans	18,262	18,262
Cash and Short-Term Investments	36,571	36,571
Other Invested Assets	323,139	323,139

Liabilities
Policyholders' Account Balances	$3,092,872	$3,162,689
Note Payable	100,000	96,250
Short-Term Note Payable	50,000	50,000

December 31, 2002	Carrying Value	Estimated Fair Value
Assets
Fixed Maturities:
Available for Sale	$3,642,582	$3,642,582
Common Stock	16,886	16,886
Mortgage Loans	9,289	9,289
Policy Loans	17,633	17,633
Cash and Short-Term Investments	301,923	301,923
Other Invested Assets	254,659	254,659

Liabilities
Policyholders' Account Balances	$2,911,554	$3,081,367
Note Payable	100,000	70,536
Short-Term Note payable	50,000	50,000

F-26.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is presented below.  Certain amounts have been reclassified to conform to the current year's presentation.

Three Months Ended
2003		March 31 June 30	September 30	December 31
(in thousands, except per share)
Premiums and other
Insurance revenues	$12,978	$11,897	$9,491	$11,217
Net investment income	66,846	68,803	71,734	80,999
Realized investment
gains (losses)	(5,043)	13,566	(2,194)	3,999
Total revenues	74,781	94,266	79,031	96,215
Benefits and expenses	72,299	73,976	69,625	78,916
Net income	1,715	14,178	6,555	8,837

Earnings per share	$.06	$.48	$.22	$.30

Three Months Ended
2002	March 31 June 30	September 30		December 31
(in thousands, except per share)
Premiums and other
Insurance revenues	$ 19,594	18,279	$ 25,456	$ 20,594
Net investment income	63,968	67,186	70,041	66,365
Realized investment
gains (losses)	(2,681)	(27,326)	(88,339)	(28,397)
Total revenues	80,881	58,139	7,158	58,562
Benefits and expenses	70,619	73,967	77,374	82,021
Net income (loss)	7,179	(11,075)	(49,220)	(16,153)

Earnings per share	$ .25	$ (.38)	$ (1.68)	$ (.55)

12.  Subsequent Events

Curtailment of Presidential Life Insurance Company Employees’ Retirement Plan

     In February 2004, in contemplation of a voluntary termination of the Presidential Life Insurance Company Employees’ Retirement Plan (the “Plan”), the Company adopted a resolution, which “froze” the Plan as of February 18, 2004.  This action closed the Plan to new entrants and terminated the accrual of any future benefits under the Plan after such date. The Company anticipates that the Plan will be terminated in the second half of 2004 and estimates the requirement to fully fund the Plan, prior to termination, to be $2 million.

Exit from the Traditional and Universal Life Insurance Market

     Due to the competitive nature of the term and whole life business and the lack of access of reasonable allowances in the reinsurance market, as well as marginal profits and weak sales, management has decided to exit the traditional and universal life markets as of March 1, 2004.  The Company will continue to service the inforce business and continue to issue our more profitable graded benefit life product. Management believes this decision will not have a material impact on the Company’s consolidated financial statements.

                                        F-27.

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

December 31,
	2003	2002

ASSETS:
Investment in subsidiaries at equity	$497,498	$ 412,489
Cash in bank	2,080	36
Real estate, net	35	35
Fixed maturities, available for sale	117,388	103,914
Investments, common stocks	12,355	2,745
Short-term investments	4,695	13,750
Other invested assets	1,112	8,600
Deferred debt issue costs	1,143	1,364
Other assets	9,419	19,798

TOTAL ASSETS	$645,725	562,731

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Notes payable, long term	100,000	100,000
Short-term note payable	50,000	50,000
Other liabilities	6,960	14,040

TOTAL LIABILITIES	156,960	164,040

Total Shareholders' Equity	488,765	398,691

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$645,725	$ 562,731

                                        S‑1

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(in thousands)
Year Ended December 31,
	2003	2002	2001
REVENUES:
Income form rents	$757	742	$701
Investment income	11,986	8,980	6,578
Realized investment gains (losses)	3,089	(21,924)	(12,798)

Total Revenues	15,832	(12,202)	(5,519)

EXPENSES:
Operating and administrative	919	647	1,864
Interest	9,643	10,633	8,836

Total Expenses	10,562	11,280	10,700

Income (Loss) before federal income taxes
And equity in income of subsidiaries	5,270	(23,482)	(16,219)

Federal income tax benefit	(1,452)	(10,738)	(6,802)
Income (Loss) before equity in income of subsidiaries	6,722	(12,744)	(9,417)

Equity in income of subsidiaries
before deducting dividends received	24,563	(56,525)	1,712

Net income (loss)	$ 31,285	$(69,269)	$(7,705)

                                        S‑2

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended December 31,
	2003	2002	2001
Operating Activities:
Net (loss) income	$31,285	$(69,269)	$ (7,705)
Adjustments to reconcile net income to
net cash provided by operating activities:
Realized investment losses (gains)	(3,089)	21,924	12,798
Depreciation and amortization	893	1,565	219
Equity in income of subsidiary companies	(24,563)	56,525	(1,712)
Deferred Federal income taxes	10,147	(7,827)	(5,116)
Dividends from subsidiaries	0	0	27,660
Changes in:
Accrued investment income	327	230	(1,757)
Accounts payable and accrued expenses	(91)	83	587
Other assets and liabilities	(12,348)	7,944	3,953

Net Cash Provided By
Operating Activities	2,561	11,175	28,927

Investing Activities:
Purchase of fixed maturities	(29,414)	(9,174)	(109,195)
Sale of fixed maturities	30,758	13,921	29,947
Common stock acquisitions	(9,237)	0	(93)
Common stock sales	2,565	1,646	1,161
Other invested asset additions	(2)	(4,946)	0
Other invested asset distributions	7,490	7,587	4,808
Decrease (increase) in short-term investments	9,055	(9,105)	6,450

Net Cash Provided by (Used In)
Investing Activities	11,215	(71)	(66,922)

Financing Activities:
Dividends to shareholders	(11,732)	(11,732)	(11,717)
Proceeds from (repayment of) line of credit	0	0	50,000
Repurchase of common stock	0	225	(122)

Net Cash (Used In) Provided By
Financing Activities	(11,732)	(11,507)	38,161

Increase (Decrease) in Cash	2,044	(403)	166

Cash at Beginning of Year	36	439	273

Cash at End of Year	$ 2,080	$ 36	$ 439

                                             S‑3

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES								Schedule III
SUPPLEMENTAL INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column F‑1	Column G	Column H	Column I	Column J	Column K
								Benefits,
								Claims, Losses,
		Future Policy						Interest
		Benefits,		Other				Credited to
		Losses, Claims,		Policy		Mortality,		Account	Amortization
	Deferred	Loss Expenses,		Claims		Surrender		Balances	of Deferred
	Policy	and Policy‑		and		and Other	Net	and	Policy	Other
	Acquisition	holder Account	Unearned	Benefits	Premium	Charges to	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Balances	Premiums	Payable	Revenue	Policyholders	Income	Expenses	Costs	Expenses	Written

Year Ended December 31, 2003
Life Insurance	$ 13,671	$ 212,784	$ 0	$ 421	$ 6,870	$ 51	$ 14,837	$ 12,747	$ 1,044	$ 6,784
Annuity	95,042	3,595,936	0	0	32,622	1,012	273,445	240,051	6,959	12,130
Accident and Health		2,308	0	0	4,122	0	100	4,650	0	809	$ 4,122
Total	$ 108,713	$ 3,811,028	$ 0	$ 421	$ 43,614	$ 1,063	$ 288,382	$ 257,448	$ 8,003	$ 19,723

Year Ended December 31, 2002
Life Insurance	$ 12,268	$ 194,843	$ 0	$ 271	$ 7,146	$18	$ 14,606	$ 10,879	$ 911	$ 3,898
Annuity	100,771	3,423,132	0	0	69,422	628	252,838	262,159	(645)	12,176
Accident and Health		4,193	0	0	4,459	0	117	3,652	0	318	$ 4,459
Total	$ 113,039	$ 3,622,168	$ 0	$ 271	$ 81,027	$646	$ 267,561	$ 276,690	$ 266	$ 16,392

Year Ended December 31, 2001
Life Insurance	$ 9,617	$ 166,592	$ 0	$ 657	$ 10,150	$61	$ 13,234	$ 19,161	$ 790	$ 3,736
Annuity	93,465	2,650,714	0 0 0 0 0	0	97,380	652	220,828	243,688	9,141	13,706
Accident and Health	0	6,205	0	0	3,987	0	63	3,521	0	430	$ 3,987
Total	$ 103,082	$ 2,823,511	$ 0	$ 657	$111,517	$713	$234,125	$ 266,370	$ 9,931	$ 17,872

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES Schedule IV
REINSURANCE (in thousands)

Column A

Column B

Column C

Column D

Column E

Column F

			Assumed		Percentage
		Ceded to	From		of Amount
	Gross	Other	Other	Net	Assumed

Amount

Companies

Companies

Amount

					to Net

Year Ended December 31, 2003
Life Insurance in Force	$1,342,324	$ 859,249	$ 782,938	$ 1,266,013	61.84

Premiums:
Life Insurance	9,139	6,048	3,779	6,870	55.01
Annuity	32,622			32,622	0
Accident and Health Insurance	6,217	2,095		4,122	0

Total	$ 47,978	$ 8,143	$ 3,779	$ 43,614

Year Ended December 31, 2002
Life Insurance in Force	$1,151,819	$ 706,667	$ 761,893	$ 1,206,845	63.13

Premiums:
Life Insurance	9,852	6,396	3,690	7,146	51.64
Annuity	69,422			69,422	0
Accident and Health Insurance	10,894	6,435		4,459	0

Total	$ 90,168	$ 12,831	$ 3,690	$ 81,027

Year Ended December 31, 2001
Life Insurance in Force	$ 982,879	$ 590,029	$ 728,379	$ 1,121,229	64.96

Premiums:
Life Insurance	$ 9,589	6,006	6,567	10,150	64.70
Annuity	97,380			97,380	0
Accident and Health Insurance	11,313	7,326		3,987	0

Total	$ 118,282	$ 13,332	$ 6,567	$ 111,517

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

           b) evaluated the effectiveness of the registrant¢s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ²Evaluation Date²);and

          c) presented in this annual report our conclusions about he effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.   The registrant¢s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant¢s auditors and audit committee of registrant¢s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant¢s ability to record, process, summarize and report financial data and have identified for the registrant¢s auditors any  material weaknesses in internal controls;and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant¢s internal controls;and

        6.  The registrant¢s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

              b) evaluated the effectiveness of the registrant¢s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ²Evaluation Date²);and

            c) presented in this annual report our conclusions about he effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.  The registrant¢s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant¢s auditors and the audit committee of registrant¢s board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant¢s ability to record, process, summarize and report financial data and have identified for the registrant¢s auditors any  material weaknesses in internal controls;and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant¢s internal controls;and

        6.  The registrant¢s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) Report fully complies with the requirements of section 13(a) or 15(d)              of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all        material respects, the financial condition and result of operations of  the Company.

/s/Herbert Kurz

Herbert Kurz

Chief Executive Officer

March 12, 2004

                                                                                                                                           Exhibit 99.04

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) Report fully complies with the requirements of section 13(a) or 15(d)             of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all        material respects, the financial condition and result of operations of  the Company.

/s/Herbert Kurz

Charles Snyder

Treasurer and Princial Accounting Officer

March 12, 2004