Form 10-Q
period 2004-03-31
PRESIDENTIAL LIFE CORP
filed 2004-05-10
CIK 80124

  FORM 10‑Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to ...................

Commission File Number 0‑5486

                         PRESIDENTIAL LIFE CORPORATION_________________________

              (Exact name of registrant as specified in its charter)

           Delaware                                  13‑2652144________________ (State or other jurisdiction of           (I.R.S. Employer Identification No.)

  incorporation or organization)

69 Lydecker Street, Nyack, New York                            10960___________

(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       845 ‑ 358‑2300_________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    X        NO

There were 29,339,743 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on May 10, 2004.

      INDEX

Part I ‑ Financial Information                                  Page No.

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited) March 31, 2004

and December 31, 2003.......................................            3

      Consolidated Statements of Income (Unaudited) – For

      the Three Months Ended March 31, 2004 and 2003..............      4

Consolidated Statements of Shareholders'

Equity (Unaudited) ‑ For the Three months Ended

March 31, 2004 and 2003.....................................            5

Consolidated Statements of Cash Flows (Unaudited) ‑ For

the Three months Ended March 31, 2004 and 2003..............            6

      Condensed Notes to (Unaudited) Consolidated Financial Statements..             7‑16

Independent Accountants' Review Report......................            17

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations.........            18-31

Part II ‑ Other Information........................................            31

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8‑K

2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2004 (Unaudited)	December 31, 2003
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Cost of
$3,876,032 and $3,745,304, respectively)	$4,098,467	$3,890,407
Common stocks (Cost of $28,330 and
$31,271, respectively)	37,046	39,652
Mortgage loans	0	9,142
Real estate	415	415
Policy loans	17,917	18,262
Short-term investments	44,850	23,664
Other invested assets	318,065	323,139
Total Investments	4,516,760	4,304,681

Cash and cash equivalents	12,129	12,907
Accrued investment income	56,156	50,956
Amounts due from security transactions	705	1,196
Federal income tax recoverable	3,502	27,137
Deferred policy acquisition costs	96,826	108,713
Furniture and equipment, net	183	200
Amounts due from reinsurers	15,791	15,688
Other assets	4,966	5,094
Assets held in separate account	2,243	2,450
TOTAL ASSETS	$4,709,261	$ 4,529,022

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$3,131,849	$ 3,092,872
Future policy benefits:
Annuity	652,534	646,958
Life and accident and Health	65,501	65,425
Other policy liabilities	6,504	6,193
Total Policy Liabilities	3,856,388	3,811,448

Short-term note payable	50,000	50,000
Notes Payable	100,000	100,000
Deferred federal income taxes	74,318	38,127
Deposits on policies to be issued	7,468	11,795
General expenses and taxes accrued	5,342	7,610
Other liabilities	46,094	18,827
Liabilities related to separate account	2,243	2,450
Total Liabilities	4,141,853	4,040,257

Shareholders' Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding,
29,334,668 shares in 2004 and 29,334,668
shares in 2003	293	293
Accumulated other comprehensive gain	156,445	88,343
Retained earnings	410,670	400,129
Total Shareholders' Equity	567,408	488,765
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY	$4,709,261	$ 4,529,022

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

          3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED MARCH 31 (UNAUDITED)
REVENUES:	2004	2003
Insurance Revenues:
Premiums	$2,807	$1,258
Annuity considerations	10,986	9,977
Universal life and investment type policy
fee income	377	321
Net investment income	78,508	66,846
Realized investment gains (losses)	5,633	(5,043)
Other income	(101)	1,422

TOTAL REVENUES	98,210	74,781

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,183	3,865
Annuity benefits	18,584	17,735
Interest credited to policyholders' account
balances	40,402	39,326
Interest expense on notes payable	2,392	2,459
Other interest and other charges	206	80
Increase in liability for future policy benefits	4,455	6,002
Commissions to agents, net	3,520	3,609
General expenses and taxes	5,844	2,636
Change in deferred policy acquisition costs	(984)	(3,413)

TOTAL BENEFIT AND EXPENSES	77,602	72,299

Income before income taxes	20,608	2,482

Provision (benefit) for income taxes
Current	7,522	(878)
Deferred	(389)	1,645
	7,133	767

NET INCOME	$13,475	$1,715

Earnings per common share	$ .46	$ .06

Weighted average number of shares outstanding
During the period	29,334,668	29,334,668

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

         4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                          (in thousands except shared data)

                                    (unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2003	$ 293	$ 0	$380,578	$ 17,820	$398,691

Comprehensive Income:

Net Income			1,715		1,715

Transition Adjustment				(3,975)	(3,975)

Net Unrealized
Investment Gains				32,907	32,907

Comprehensive Income					30,647

Purchase & Retirement of Stock

Dividends Paid to Shareholders ($.10 per share)			(2,934)		(2,934)

Balance at March 31, 2003	$ 293	$ 0	$379,359	$ 46,752	$426,404

Balance at January 1, 2004	$ 293	$ 0	$ 400,129	$ 88,343	$ 488,765

Comprehensive Income:

Net Income			13,475		13,475

Transition Adjustment				(3,303)	(3,303)

Net Unrealized Investment Gains				71,405	71,405

Comprehensive Income					81,577

Dividends paid to Shareholders ($.10 per share)			(2,934)		(2,934)

Balance at March 31, 2004	$ 293	$ 0	$ 410,670	$ 156,445	$ 567,408

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

                                    5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)
	2004	2003
OPERATING ACTIVITIES:
Net Income	$13,475	$1,715
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(389)	1,645
Depreciation and amortization	250	268
Net accrual of discount on fixed maturities	(7,004)	(5,783)
Realized investment (gains) losses	(5,633)	5,043
Changes in:
Accrued investment income	(5,200)	(4,640)
Deferred policy acquisition cost	(984)	(3,413)
Federal income tax recoverable	23,635	(938)
Liability for future policy benefits	5,652	4,111
Other items	31,962	20,961

Net Cash Provided By Operating Activities	55,764	18,969

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(181,679)	(315,989)
Maturities, calls and repayments	7,697	242,707
Sales	92,010	49,570
Common Stocks:
Acquisitions	(6,890)	(1,456)
Sales	11,222	2,111
Increase (decrease) in short-term investments and policy loans	(20,841)	(6,381)
Other Invested Assets:
Additions to other invested assets	(15,926)	(29,784)
Distributions from other invested assets	21,167	27,162
Mortgage loan on real estate	11,080	36
Amount due from security transactions	491	(18,910)

Net Cash Used In Investing Activities	(81,669)	(50,934)

FINANCING ACTIVITIES:
Proceeds from dollar repurchase agreements	0	793,221
Repayment of dollar repurchase agreements	0	(790,764)
Increase in policyholders' account balances	38,977	49,913
Bank overdrafts	(6,589)	1,125
Deposits on policies to be issued	(4,327)	4,267
Dividends paid to shareholders	(2,934)	(2,934)

Net Cash Provided By Financing Activities	25,127	54,828

(Decrease)/Increase in Cash and Cash Equivalents	(778)	22,863
Cash and Cash Equivalents at Beginning of Year	12,907	13,101

Cash and Cash Equivalents at End of Period	$12,129	$35,964
			$ (2,512)
Supplemental Cash Flow Disclosure:

Income Taxes Paid	$56	$60

Interest Paid	$4,078	$4,208

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

B. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10‑Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 2003.

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

“Other invested assets” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of March 31, 2004.  As of March 31, 2004, the Company was committed to contribute, if called upon, an aggregate of approximately $87.7 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.

7.

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

The Company's investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Accumulated depreciation amounted to $206,800 and $206,800 at March 31, 2004 and 2003, respectively, and both buildings are fully depreciated and have no depreciation expense.

Deferred Policy Acquisition Costs

The costs of acquiring new business (principally commissions, certain underwriting, agency and policy issue expenses), all of which vary with the production of new business, have generally been deferred.  When a policy is surrendered, the remaining unamortized cost is written off.  Deferred policy acquisition costs are subject to recoverability testing at time of policy issue and loss recognition testing at the end of each year.

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

8.

E.    Future Policy Benefits

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

F.      Policyholders' Account Balances

Policyholders' account balances for universal life and investment‑type contracts are equal to the policy account values.  The policy account values represent an accumulation of gross premium payments plus credited interest less mortality and expense charges and withdrawals.

G.      Federal Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The asset and liability method in recording income taxes on all transactions that have been recognized in the financial statements is used. SFAS 109 provides that deferred income taxes are adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized.

H.      Earnings Per Common Share  “EPS”

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the three months ended March 31, 2004 and 2003 was 29,334,668 and 29,334,668 respectively.  The dilution from the potential exercise of stock options outstanding did not change basic EPS.

I.    New Accounting Pronouncements

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

Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force ("EITF") Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities", and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", that are classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary.  The recognition and impairment guidance of this

                              9.

Issue should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004.  Management is in the process of assessing the impact of adopting the recognition and measurement guidance of EITF Issue No. 03-01, but believes it will not have a material impact on the financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities " (SOP 03-3).  SOP 03-3 addresses the accounting for differences between contractual and expected cash flows to be collected from an investment in loans or fixed maturity securities (collectively hereafter referred to as "loan(s)") acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted to the excess of the estimated undiscounted expected principal, interest and other cash flows over the initial investment in the loan. SOP 03-3 also requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004 and within the scope of Practice Bulletin 6 "Amortization of Discounts on Certain Acquired Loans", SOP 03-3, as it pertains to decreases in cash flows expected to be collected, should be applied prospectively for fiscal years beginning after December 15, 2004. Management is in the process of assessing the impact of adopting SOP 03-3.

In July 2003, AcSEC issued a final Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The major provisions of the SOP require: recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits ("GMDB"), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment; reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met; reporting and measuring the Company's interest in its separate accounts as general account assets based on the insurer's proportionate beneficial interest in the separate account's underlying assets; and  Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs ("DAC"). The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. The adoption of SOP 03-1 had no impact on the Company’s consolidated financial statements.

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

10.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative.  The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative to conform it to language used in FASB Interpretation No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. Theadoption of Statement No. 149 had no impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (²FIN 46²). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities entered into prior to February 1, 2003, FIN 46 is effective for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB issued FASB Staff Position (“FSP”) FIN 46-6, Effective Date of FASB Interpretation, No. 46 Consolidation of Variable Interest Entities. This FSP provides a deferral of interests held by public entities in a variable interest entity or potential variable interest entity until the end of the first interim or annual period after December 15, 2003, if (a) the variable interest entity was created before February 1, 2003 and (b) the public entity has not issued financial statements reporting the variable interest entity that was created before February 1, 2003, in accordance with FIN 46, other than in the disclosure required by FIN 46. The FSP is effective for financial statements issued after October 9, 2003. The adoption of FIN 46 for variable entities created after February 1, 2003 did not have an impact on the consolidated financial statement of the company as of December 31, 2003. The adoption of the provision of FSP FIN 46-6, which is effective for the Company on March 31, 2004, had no impact on the Company’s consolidated financial statements.

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

11.

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

In October 2001, the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144").  SFAS 144 provides a single model for accounting for long-lived assets to be disposed of, by superceding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No.30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions ("APB 30").  Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less cost to sell rather than on a net realizable value basis.  Future operating losses relating to discontinued operations are also no longer recognized before they occur.  SFAS 144 broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business.)  SFAS 144 also requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed.  SFAS 144 retains the basic provisions of (i) APB 30 regarding the presentation of discontinued operations in the income statement, (ii) SFAS 121 relating to recognition and measurement of impaired long-lived assets classified as held for sale.  SFAS 144 was effective beginning January 1, 2002.  The adoption of SFAS 144 by the Company did not have an impact on the Company's consolidated financial statements.

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

In March 1999, the National Association of Insurance Commissioners (“NAIC”) adopted the Codification of Statutory Accounting Principles (the “Codification”). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2002.  However, statutory accounting principles will continue to be established by individual state laws and permitted practices.  The New York State Insurance Department ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements, effective January 1, 2001.  On October 1, 2002 NYSID modified its original adoption of Codification to allow for the recognition of Deferred Tax Assets (²DTA²) and Deferred Tax Liabilities (²DTL²), with certain restrictions.  This change allowed the Insurance Company to recognize a net DTA of approximately $16.5 million at December 31, 2003 for statutory reporting purposes. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of March 31, 2004.

12.

2.    INVESTMENTS

     There were no investments in any one issuer that aggregate 10% or more of Shareholder's Equity as of March 31, 2004.

The following information summarizes the components of net investment income:

	March 31,2004 (in thousands)	March 31,2003 (in thousands)
Fixed maturities	$66,674	$62,637
Common stocks	77	34
Short‑term investments	70	1,024
Other investment income	13,910	4,809
	80,731	68,504

Less investment expenses	2,223	1,658

Net investment income	$78,508	$66,846

As of March 31, 2004 and 2003 there were thirty-eight fixed maturity investments with an aggregate carrying value of $224.8 million and thirty-five fixed maturity investments with an aggregate carrying value of $216.4 million respectively, in the accompanying balance sheet which were non-income producing.  Eighteen of these fixed maturity investments in 2004 and eighteen in 2003 with an aggregate carrying value of $218.7, and $204.1 respectively, are defeased with U.S Treasuries in an amount sufficient to insure full payment of principal.

The following table presents the amortized cost and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at March 31, 2004:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies

	158,064	4,538	44,060	2,581	202,124	7,119
Corporate Bonds	343,964	15,102	322,553	72,859	666,517	87,961
Preferred Stocks	14,568	73	0	0	14,568	73
Subtotal Fixed Maturities	516,596	19,713	366,613	75,440	883,209	95,153
Common Stock	13,086	192	0	0	13,086	192
Total Temporarily Impaired Securities	529,682	19,905	366,613	75,440	896,295	95,345

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by March 31, 2004.

	Gross Unrealized Losses	% Of Total	Gross Unrealized Losses For Principal Protected Notes	% Of Total	Gross Unrealized Losses Net of Principal Protected Notes	% Of Total
			(in thousands)
Less than twelve months	19,713	20.72	0	0.00	19,713	61.44
Twelve months or more	75,440	79.28	63,066	100.00	12,374	38.56

Total	95,153	100.00	63,066	100.00	32,087	100.00

13.

Approximately 84% of the securities with an unrealized loss for a period equal to or greater than twelve months are principal protected notes.  This structure utilizes AAA collateral such as U.S Treasury Strips, in conjunction with a variable rate coupon.  The AAA rated collateral accretes to par at maturity, defeasing the security and thereby insulating the holder from any negative credit events which might interfere with the repayment of principal.

  The Company¢s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values.  Recognition of income ceases when a bond goes into default and management evaluates whether impairments have occurred case-by-case.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management¢s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry  has a catastrophic type of loss or has exhausted natural resources; and (vi) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.  The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Company deems to be comparable and assumptions deemed appropriate given the circumstances.  The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

3.   NOTES PAYABLE

Notes payable at March 31, 2004 and 2003 consist of $100 million, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of March 31, 2004, unamortized costs were $1.1 million.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $3.3 million recorded in accumulated other comprehensive income as of March 31, 2004, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company reclassifies the deferred loss from a liability to accummulated other comprehensive income over the term of the notes.  The Company expects to reclassify approximately $672,000 into earnings for the year 2004.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of March 31, 2004, the Company believes that it is in compliance with all of the covenants.

The short-term note payable relates to a bank line of credit in the amount of $50,000,000 and provides for interest on borrowings based on market indices.  At March 31, 2004 and 2003 the Company had $50,000,000 and $50,000,000 outstanding, respectively. The line of credit was renewed on April 22, 2004 for a period of one year with The Bank of New York.

              14.

4.   SHAREHOLDERS' EQUITY

      During 2004, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

COMPREHENSIVE INCOME (LOSS)

For the Three months ended March 31, 2004	Pre Tax Amount	Tax (Expense)/ Benefit (in thousands)	After-Tax Amount
Net unrealized gains on investment securities:

Net unrealized holding gains arising during year	90,471	31,213	59,258
Plus: reclassification adjustment for gains
Realized in net income	5,633	1,943	3,690
Change related to deferred acquisition costs	12,911	4,454	8,457
Net unrealized investment gains	109,015	37,610	71,405

2003
Net unrealized gains on investment securities:

Net unrealized holding gains arising during year	57,978	17,393	40,585
Less: reclassification adjustment for losses
Realized in net income	(5,043)	(1,513)	(3,530)
Change related to deferred acquisition costs	(5,925)	(1,777)	(4,148)
Net unrealized investment gains	47,010	14,103	32,907

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,2004	Three Months Ended March 31, 2003

Components of Net Periodic Benefit Cost

Service cost	$0	$173,528
Interest cost	176,651	188,422
Expected return on plan assets	(130,652)	(82,293)
Amortization of prior service cost	41,916	44,249
Amortization of transition obligation	0	7,000
Net periodic benefit cost	$87,915	$330,906

      Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to fully fund the plan to effect the expected termination of the plan during the second half of 2004 and estimates the requirement to fully fund the Plan, prior to termination, to be $2 million.  As of February 18, 2004 the plan was closed to new entrants, accrual of any future benefits terminated and the plan was “frozen”.  As of March 31, 2004, $ 2.23 million of contributions have been made. The Company presently anticipates contributing an additional $2 million to fully fund its pension plan in the second quarter of 2004.

                                   15.

7.    INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards and (c) a valuation allowance.

The valuation allowance relates principally to investment write downs recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes.  The Company's effective tax rate for each of the three months ended March 31, 2004 and 2003 was 34.6% and 30.9%, respectively.  The increase in the effective was due to the Company’s utilization of loss carry-backs during 2003.

                                          16.

INDEPENDENT ACCOUNTANTS REVIEW REPORT

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries (“the Company”) as of March 31, 2004, and the related consolidated statements of income, cash flows and shareholder’s equity for the three-month periods ended March 31, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

New York, New York

May 10, 2004

17.

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

Profitability in the Company’s individual annuities and individual life insurance depends largely on the size of its inforce block, the adequacy of product pricing and underwriting discipline, the efficiency of its claims and expense management, and the performance of the investment portfolio.

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

      Executive Overview

Our earnings per share were $.46 at March 31, 2004, as compared to earnings of $.06 per share at March 31, 2003.  Our results in the first quarter reflected a continuation of our year-to-year increase in investment income and a reversal in net realized investment losses from the prior years to a net realized gain.  Our total revenues at March 31, 2004 were $98.2 million, as compared to $74.8 million at March 31, 2003.

The Company’s improved performance in the first quarter of 2004 results primarily from the improved performance of our investment portfolio and our continuing efforts to reduce expenses and to reduce risk and exposure in our portfolio.  The improvement of global capital and equity markets also contributed significantly to our financial performance.

The New York State Insurance Department is currently conducting a routine triennial examination of the Insurance Company’s statutory financial statements for years 2001 through 2003.  To date, there have been no significant issues or concerns raised.

18.

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

Investments

     The Company¢s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. Management evaluates whether impairments have occurred case-by-case. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.   Inherent in management¢s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry  has a catastrophic type of loss or has exhausted natural resources; and (vi) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.  The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Company deems to be comparable and assumptions deemed appropriate given the circumstances.  The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

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

19.

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

The primary market risk in the Company’s investment portfolio is interest rate risk and to a lesser degree, equity price risk.  The Company's exposure to foreign exchange risk is not significant.  The Company has no direct commodity risk.  Changes in interest rates can potentially impact the Company’s profitability.  In certain scenarios where interest rates are volatile, the Company could be exposed to disintermediation risk and reduction in net interest rate spread or profit margin.

Risk‑Based Capital

Under the NAIC's risk‑based capital formula, insurance companies must calculate and report information under a risk‑based capital formula.  The standards require the computation of a risk‑based capital amount, which then is compared to a company's actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for the Insurance Company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2003, the Insurance Company’s Company Action Level was $117.3 million and the Mandatory Control Level was $41.0 million. The Insurance Company’s adjusted capital at December 31, 2003 was $260.2 million or 222% of the Company Action Level, which exceeds all four-action levels.

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

20.

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

During 2002, Moody's Investor Services (“Moody's”) lowered the Insurance Company's insurance financial strength rating from Baa1 to Ba1 (“Questionable financial security”).  Standard & Poor's Corporation (“Standard & Poor's”) lowered its rating of the Insurance Company's financial strength from A- to BB+, which is defined as “Less vulnerable in the near-term but faces major ongoing uncertainties to adverse business, financial and economic conditions”.  This rating was affirmed by Standard and Poors on March 30, 2004.  The credit rating of the Company's Senior Notes, due February 15, 2009 (the “Senior Notes”), was lowered to a B+ (More vulnerable to adverse business, financial and economic conditions but currently has the capacity to meet financial requirements) from a BBB- by Standard & Poor's and to a B1 (“Poor financial security”) from Ba1 by Moody's.

For the first quarter of 2004, the impact of the downgrades did not have a material impact on the financial statements of the Company.  The reduction in sales was primarily attributable to management’s intention to preserve and build the Insurance Company’s capital and surplus ratios.  Surrenders of the Company’s annuity products continue to remain below 5% of the surrenderable annuities and have not had a material impact on the Company’s consolidated financial statements.

      Results of Operations

Comparison of three months ended March 31, 2004 compared to three months ended March 31, 2003.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $13.8 million for the three months ended March 31, 2004 from approximately $11.2 million for the three months ended March 31, 2003, an increase of approximately $2.6 million.  Of this amount, annuity considerations increased to approximately $11.0 million for the three months ended March 31, 2004 from approximately $10.0 million for the three months ended March 31, 2003 a increase of approximately $1.0 million.  In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Based on statutory accounting, revenue from sales of single premium annuities were approximately $70.9 million and approximately $61.6 million during the three months ended March 31, 2004 and March 31, 2003, respectively.  The increase is in line with management’s intent to slowly grow the increase in sales and preserve and build the Insurance Company’s capital and surplus ratios.

Policy Fee Income

Universal life and investment type policy fee income was approximately $377 thousand for the three months ended March 31, 2004, as compared to approximately $321 thousand for the three months ended March 31, 2003.  This represents approximately a $56 thousand increase.

21.

Net Investment Income

Net investment income totaled approximately $78.5 million during the first three months of 2004, as compared to approximately $66.8 million during the first three months of 2003.  This represents an increase of approximately $11.7 million.  This increase is due principally to the increase in income from other invested assets of approximately $13.1 million during the first three months of 2004, as compared to approximately $4.0 million during the first three months of 2003 and from an increase in fixed maturities from March 31, 2003 of approximately $391,368 million.  The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended March 31, 2004 and March 31, 2003 was approximately 7.27% and 6.81%, respectively.

Net Realized Investment Gains and Losses

Realized investment gains amount to approximately $5.6 million during the first three months of 2004, as compared to approximately $5.0 million of losses during the first three months of 2003.  Realized investment gains and losses for the three months ended March 31, 2004 and 2003 respectively, include realized investment losses or writedowns of approximately $675 thousand and $11.9 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio.  Investment securities with unrealized losses are placed on an internal watch list and are carefully evaluated to determine whether such losses are other than temporary.  Evaluations of watch list securities are monitored on an ongoing basis.  Various criteria are utilized in the evaluation of the financial performance of the issuer, including capital structure, debt maturities, earnings trends, asset quality, industry trends, regional and economic trends and specific events including: a) company specific event, such as missed interest payments, accounting issues, gain or loss of major revenue generating contract(s), significant change in availability and cost of raw material or labor; and, b) specific market-driven events such as dramatic changes in interest rates or geo-political events. The result of this analysis is then evaluated in the context of the Company’s intent to hold to maturity barring any significant adverse change in credit conditions, as well as the Company’s need for liquidity.

When impairments are determined to be other than temporary, the Company adjusts the book value to reflect the fair value, as appropriate, on a quarterly basis and are realized in the income statement.  Realized investment gains (losses) also result from sales of certain equities and convertible securities, and calls and sales of fixed maturity investments in the Company's investment portfolio.

The following table presents the amortized cost and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at March 31, 2004:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies

	158,064	4,538	44,060	2,581	202,124	7,119
Corporate Bonds	343,964	15,102	322,553	72,859	666,517	87,961
Preferred Stocks	14,568	73	0	0	14,568	73
Subtotal Fixed Maturities	516,596	19,713	366,613	75,440	883,209	95,153
Common Stock	13,086	192	0	0	13,086	192
Total Temporarily Impaired Securities	529,682	19,905	366,613	75,440	896,295	95,345

22.

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by March 31, 2004.

	Gross Unrealized Losses	% Of Total	Gross Unrealized Losses For Principal Protected Notes	% Of Total	Gross Unrealized Losses Net of Principal Protected Notes	% Of Total
	(in thousands)		(in thousands)		(in thousands)
Less than twelve months	19,713	20.72	0	0.00	19,713	61.44
Twelve months or more	75,440	79.28	63,066	100.00	12,374	38.56

Total	95,153	100.00	63,066	100.00	32,087	100.00

Approximately 84% of the securities with an unrealized loss of a period equal to or greater than twelve months are Principal Protected Notes.  This structure utilizes AAA collateral such as U.S Treasury Strips, in conjunction with a variable rate coupon.  The AAA rated collateral accretes to par at maturity, defeasing the security and thereby insulating the holder from any negative credit events, which might interfere with the repayment of principal.

     As of March 31, 2004, the Company had approximately $357 million of gross unrealized gains in fixed maturities.

Total Benefits and Expenses

Total benefits and expenses for the three months ended March 31, 2004 aggregated approximately $77.6 million, as compared to approximately $72.3 million for the three months ended March 31, 2003.  This represents an increase of $5.3 million from the first three months of 2004.  The reasons for this increase will be discussed below.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $66.8 million for the three months ended March 31, 2004, as compared to approximately $67.0 million for the three months ended March 31, 2003.  This represents a decrease of $200 thousand.

     The Insurance Company's average credited rate for reserves and account balances for the three months ended March 31, 2004 and 2003 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $2.4 million for the three months ended March 31, 2004, and approximately $2.5 million for the three months ended March 31, 2003.

23.

General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents totaled approximately $9.4 million for the three months ended March 31, 2004, as compared to approximately $6.2 million for the three months ended March 31, 2003.  This represents an increase of approximately $3.2 million.  The increase principally is attributable to an accrual of an additional $2 million pension plan contribution the Company anticipates making in the second quarter of 2004 and the termination of the Company’s key-man policy which caused a savings of approximately $600 thousand in the first quarter of 2003.

Deferred Policy Acquisition Costs

The change in deferred policy acquisition costs for the three months ended March 31, 2004 resulted in a credit of approximately $900 thousand, as compared to a credit of approximately $3.4 million for the three months ended March 31, 2003.  The change is due to the decrease in costs associated with lower level of commissions, which have been deferred and are amortized in proportion to the recognition of earned revenue.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $20.6 million for the three months ended March 31, 2004, as compared to an income of approximately $2.5 million for the three months ended March 31, 2003.

Income Taxes

Income tax expense was $7.1 million for the first three months of 2004 as compared to an income tax expense of approximately $.8 million for the first three months of 2003.  This increase is primarily attributable to higher income before income taxes.

Net Income

For the reasons discussed above, the Company had net income of approximately $13.5 million during the three months ended March 31, 2004 and a net income of approximately $1.7 million during the three months ended March 31, 2003.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company.  During the first quarter of 2004, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share payable on April 2, 2004.  During the first three months of 2004 the Company did not purchase or retire any shares of common stock.

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

24.

The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to its parent company. During the first three months of 2004 and 2003, the Insurance Company paid no dividends to the Company.

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $55.8 million and $19.0 million during the three months ended March 31, 2004 and 2003, respectively.  Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $81.7 million, and $50.9 million during the three months ended March 31, 2004 and 2003, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  In addition, as previously discussed, the Company no longer participates in dollar roll repurchase agreements, which are considered to be a financing activity.  Net cash provided by the Company's financing activities amounted to approximately $25.1 million and $54.8 million during the three months ended March 31, 2004 and 2003, respectively.  This fluctuation is primarily attributable to higher policyholder account balances and lower levels in deposits of policies to be issued at March 31, 2004.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately .95% and ..52% as of March 31, 2004 and December 31, 2003, respectively).  The weighted average duration of the Company's debt portfolio was approximately 6.6 years as of March 31, 2004.  The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors.  Fixed maturity investments available for sale represent investments, which may be sold in response to changes in various economic conditions.

25.

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

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of March 31, 2004 and December 31, 2003, approximately 6.8% and 7.0%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company maintains a portfolio, which includes below investment grade fixed maturity debt securities, which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of March 31, 2004 and December 31, 2003, the carrying value of these securities was approximately $349.6 million and $328.8 million, respectively, (representing approximately 7.4% and 7.3% of the Company's total assets, respectively).

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

As of March 31, 2004, approximately 7.0% of the Company's total invested assets were invested in limited partnerships.  Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets."  See "Note 2 to the Notes to Consolidated Financial Statements."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $87.7 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. $16.2 million in commitments will expire in 2004, $17.1 million in 2005, $24.5 in 2006, $29.9 in 2007.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.   26.

As previously discussed, the Company no longer participates in "dollar roll" repurchase agreements.  There were no outstanding repurchase agreements at March 31, 2004 and December 31, 2003, respectively.

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

      Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of March 31, 2004.

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

      There were no capital expenditures during the first quarter of 2004 and no outstanding commitments as of March 31, 2004.

27.

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

                                    28.

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

29.

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

EMPLOYEE BENEFIT PLANS

     The Insurance Company sponsors a defined benefit plan covering employees who meet specified eligibility requirements.  The reported expense and liability associated with these plans requires use of assumptions which include the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Insurance Company.  Management determines these assumptions based upon currently available market and industry data, historical performance of the plans and its assets. The actuarial assumptions used by the Insurance Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants.  These differences may have a significant effect on the Company’s consolidated financial statements.

During 2003, the actuarial assumptions used in the calculation of the Company's projected benefit obligation include the expected rate of compensation increases of 3.00%, a discount rate of 6.00% and an expected return on assets of 5.50%.  The projected benefit obligation at March 31, 2004 is $10.4 million.

30.

In February 2004, in contemplation of a voluntary termination of the Presidential Life Insurance Company Employees’ Retirement Plan, the Company adopted a resolution, which "froze" the Plan as of February 18, 2004.  This closed the Plan to new entrants and terminated the accrual of any future benefits under the Plan after such date.  In addition to freezing the Plan, the Company approved a resolution to utilize 1971 Group Mortality Tables and a seven percent (7%) investment yield for use in computing actuarial calculations.  The Company anticipates that a final decision regarding the termination of the Plan will be made in or about the second half of 2004.

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

PART II ‑ OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 31, 2004 the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8‑K

a)  Exhibits

None

b)  Reports on Form 8‑K

During the quarter ended March 31, 2004, the Company did not file a current report on Form 8-K.

31.

PRESIDENTIAL LIFE CORPORATION

May 10, 2004

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  May 10, 2004                  /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  May 10, 2004                  /s/ Charles J. Snyder

Charles J. Snyder, Principal

Accounting Officer of the Registrant

32.

PRESIDENTIAL LIFE CORPORATION

May 10, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  May 10, 2004                /s/Herbert Kurz

                                    ----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  May 10, 2004                /s/ Charles Snyder

                                     ----------------------

                                    Charles J. Snyder, Principal

Accounting Officer of the Registrant

        32.

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

Date: May 10, 2004                                      /s/Herbert Kurz

                                                 ----------------------

                                 Herbert Kurz

                               Chief Executive Officer

        33.

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

Date:May 10, 2004                              /s/Charles Snyder

                                                                                                                                        ----------------------

                 Charles Snyder

                                          Treasurer and Principal Accounting Officer

34.

                                                                                              Exhibit 99.03

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)    Report fully complies with the requirements of section 13(a) or 15(d)                      of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material   respects, the financial condition and result of operations of  the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

May 10, 2004

                                                                                                          35.

Exhibit 99.04

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 10, 2004

        36.