Form 10-Q
period 2004-06-30
PRESIDENTIAL LIFE CORP
filed 2004-08-10
CIK 80124

  FORM 10‑Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    X        NO

There were 29,357,368 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on August 10, 2004.

      INDEX

Part I ‑ Financial Information                                  Page No.

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited) June 30, 2004

and December 31, 2003.......................................            3

      Consolidated Statements of Income (Unaudited) For

      the Six Months Ended June 30, 2004 and 2003..............      4

Consolidated Statements of Income (Unaudited) - For

      the Three Months Ended June 30, 2004 and 2003..............              5

Consolidated Statements of Shareholders'

Equity (Unaudited) ‑ For the Six Months Ended

June 30, 2004 and 2003.....................................       6

Consolidated Statements of Cash Flows (Unaudited) ‑ For

the Six Months Ended June 30, 2004 and 2003..............      7

      Condensed Notes to (Unaudited) Consolidated Financial Statements..             8‑17

Independent Accountants' Review Report......................            18

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations.........            19-32

Part II ‑ Other Information........................................            32

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8‑K

2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004 (Unaudited)	December 31, 2003
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Cost of
$3,889,044 and $3,745,304, respectively)	$3,922,385	$3,890,407
Common stocks (Cost of $28,776 and
$31,271, respectively)	37,223	39,652
Mortgage loans	0	9,142
Real estate	415	415
Policy loans	18,008	18,262
Short-term investments	16,630	23,664
Other invested assets	336,554	323,139
Total Investments	4,331,215	4,304,681

Cash and cash equivalents	8,296	12,907
Accrued investment income	52,206	50,956
Amounts due from security transactions	711	1,196
Federal income tax recoverable	2,385	27,137
Deferred policy acquisition costs	126,220	108,713
Furniture and equipment, net	210	200
Amounts due from reinsurers	15,509	15,688
Other assets	4,748	5,094
Assets held in separate account	2,091	2,450
TOTAL ASSETS	$4,543,591	$ 4,529,022

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$3,166,225	$ 3,092,872
Future policy benefits:
Annuity	653,277	646,958
Life and accident and Health	65,803	65,425
Other policy liabilities	6,876	6,193
Total Policy Liabilities	3,892,181	3,811,448

Short-term note payable	50,000	50,000
Notes Payable	100,000	100,000
Deferred federal income taxes	7,777	38,127
Deposits on policies to be issued	2,355	11,795
General expenses and taxes accrued	6,202	7,610
Other liabilities	16,987	18,827
Liabilities related to separate account	2,091	2,450
Total Liabilities	4,077,593	4,040,257

Shareholders' Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding,
29,357,368 shares in 2004 and 29,334,668
shares in 2003	294	293
Accumulated other comprehensive gain	35,915	88,343
Retained earnings	429,789	400,129
Total Shareholders' Equity	465,998	488,765
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY	$4,543,591	$ 4,529,022

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

          3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	SIX MONTHS ENDED JUNE 30 (UNAUDITED)
REVENUES:	2004	2003
Insurance Revenues:
Premiums	$4,868	$4,534
Annuity considerations	17,698	18,510
Universal life and investment type policy
fee income	1,583	552
Net investment income	166,065	135,649
Realized investment gains	12,702	8,523
Other income	563	1,280

TOTAL REVENUES	203,479	169,048

BENEFITS AND EXPENSES:
Death and other life insurance benefits	6,019	9,764
Annuity benefits	36,696	35,584
Interest credited to policyholders' account
balances	81,483	79,665
Interest expense on notes payable	4,840	4,871
Other interest and other charges	421	213
Increase in liability for future policy benefits	5,925	7,451
Commissions to agents, net	5,702	7,597
General expenses and taxes	9,861	6,506
Change in deferred policy acquisition costs	(1,388)	(5,375)

TOTAL BENEFIT AND EXPENSES	149,559	146,276

Income before income taxes	53,920	22,772

Provision (benefit) for income taxes
Current	20,587	9,176
Deferred	(1,938)	(2,297)
	18,649	6,879

NET INCOME	$35,271	$15,893

Earnings per common share	$ 1.20	$ .54

Weighted average number of shares outstanding
During the period	29,337,557	29,334,668

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED JUNE 30 (UNAUDITED)
REVENUES:	2004	2003
Insurance Revenues:
Premiums	$2,060	$3,276
Annuity considerations	6,712	8,533
Universal life and investment type policy
fee income	1,206	231
Net investment income	87,557	68,803
Realized investment gains	7,070	13,566
Other income	664	(143)

TOTAL REVENUES	105,269	94,266

BENEFITS AND EXPENSES:
Death and other life insurance benefits	2,836	5,900
Annuity benefits	18,113	17,849
Interest credited to policyholders' account
balances	41,081	40,339
Interest expense on notes payable	2,448	2,413
Other interest and other charges	214	132
Increase in liability for future policy benefits	1,471	1,449
Commissions to agents, net	2,182	3,988
General expenses and taxes	4,016	3,868
Change in deferred policy acquisition costs	(404)	(1,962)

TOTAL BENEFIT AND EXPENSES	71,957	73,976

Income before income taxes	33,312	20,290

Provision (benefit) for income taxes
Current	13,065	10,054
Deferred	(1,549)	(3,942)
	11,516	6,112

NET INCOME	$21,796	$14,178

Earnings per common share	.74	.48

Weighted average number of shares outstanding
During the period	29,340,447	29,334,668

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements.

5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                         (in thousands except shared data)

                                    (unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2003	$ 293	$ 0	$380,578	$ 17,820	$398,691

Comprehensive Income:

Net Income			15,893		15,893

Transition Adjustment				(3,807)	(3,807)

Net Unrealized
Investment Gains				132,600	132,600

Comprehensive Income					144,686

Purchase & Retirement of Stock

Dividends Paid to Shareholders ($.10 per share)			(5,867)		(5,867)

Balance at June 30, 2003	$ 293	$ 0	$390,604	$146,613	$537,510

Balance at January 1, 2004	$ 293	$ 0	$ 400,129	$88,343	$ 488,765

Comprehensive Income:

Net Income			35,271		35,271

Transition Adjustment				(3,135)	(3,135)

Net Unrealized Investment Losses				(49,293)	(49,293)

Comprehensive Income					(17,157)

Issuance of Shares Under stock option plan	1		247		248

Dividends paid to Shareholders ($.10 per share)			(5,858)		(5,858)

Balance at June 30, 2004	$294	$0	$429,789	$35,915	$465,998

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

6.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
	2004	2003
OPERATING ACTIVITIES:
Net Income	$35,271	$15,893
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(1,938)	(2,297)
Depreciation and amortization	496	538
Net accrual of discount on fixed maturities	(13,582)	(12,435)
Realized investment (gains) losses	(12,702)	(8,523)
Changes in:
Accrued investment income	(1,250)	(2,104)
Deferred policy acquisition cost	(1,388)	(5,375)
Federal income tax recoverable	24,752	8,882
Liability for future policy benefits	6,697	5,053
Other items	5,377	20,262

Net Cash Provided By Operating Activities	41,733	19,894

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(318,961)	(845,347)
Maturities, calls and repayments	180,025	378,677
Sales	16,082	385,269
Common Stocks:
Acquisitions	(11,925)	(15,498)
Sales	16,880	8,539
Increase (decrease) in short-term investments and policy loans	7,288	270,846
Other Invested Assets:
Additions to other invested assets	(40,614)	(84,012)
Distributions from other invested assets	42,242	39,797
Mortgage loan on real estate	11,080	91
Amount due from security transactions	485	(2,814)

Net Cash (Used In)/Provided By In Investing Activities	(97,418)	135,548

FINANCING ACTIVITIES:
Proceeds from dollar repurchase agreements	0	1,057,901
Repayment of dollar repurchase agreements	0	(1,320,419)
Increase in policyholders' account balances	73,353	129,429
Bank overdrafts	(7,228)	2,273
Deposits on policies to be issued	(9,440)	(635)
Issuance of common stock	247	0
Dividends paid to shareholders	(5,858)	(5,867)

Net Cash Provided By/(Used In) Financing Activities	51,074	(137,318)

(Decrease)/Increase in Cash and Cash Equivalents	(4,611)	18,124
Cash and Cash Equivalents at Beginning of Year	12,907	13,101

Cash and Cash Equivalents at End of Period	$8,296	$31,225
			$ (2,512)
Supplemental Cash Flow Disclosure:

Income Taxes Paid	$12,003	$295

Interest Paid	$4,202	$4,545

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

B. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10‑Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Management believes that, although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's audited consolidated financial statements for the year ended December 31, 2003.

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

Other invested assets are recorded using the equity method represents interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of June 30, 2004.  As of June 30, 2004, the Company was committed to contribute, if called upon, an aggregate of approximately $83.0 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.

8.

In evaluating whether an investment security or other investment has suffered an impairment in value which is deemed to be other than temporary, management considers all available evidence.  When a decline in the value of an investment security or other investment is considered to be other than temporary, the investment is reduced to its net realizable or fair value, as applicable (which contemplates the price that can be obtained from the sale of such asset in the ordinary course of business) which becomes the new cost basis.  The amount of reduction is recorded in the income statement as a realized loss. A recovery from the adjusted cost basis is recognized as a realized gain only at sale.

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

The Company's investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Accumulated depreciation amounted to $206,800 and $206,800 at June 30, 2004 and 2003, respectively, and both buildings are fully depreciated and have no depreciation expense.

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

9.

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

H.      Earnings Per Common Share  “EPS”

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the six months ended June 30, 2004 and 2003 was 29,357,368 and 29,334,668 respectively.  The dilution from the potential exercise of stock options outstanding did not change basic EPS.

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

10.

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

11.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative.  The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative to conform it to language used in FASB Interpretation No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The adoption of Statement No. 149 had no impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (²FIN 46²). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities entered into prior to February 1, 2003, FIN 46 is effective for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation, No. 46 Consolidation of Variable Interest Entities. This FSP provides a deferral of interests held by public entities in a variable interest entity or potential variable interest entity until the end of the first interim or annual period after December 15, 2003, if (a) the variable interest entity was created before February 1, 2003 and (b) the public entity has not issued financial statements reporting the variable interest entity that was created before February 1, 2003, in accordance with FIN 46, other than in the disclosure required by FIN 46. The FSP is effective for financial statements issued after October 9, 2003. The adoption of FIN 46 for variable entities created after February 1, 2003 did not have an impact on the consolidated financial statement of the company as of December 31, 2003. The adoption of the provision of FSP FIN 46-6, which is effective for the Company on March 31, 2004, had no impact on the Company’s consolidated financial statements.

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

12.

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

In March 1999, the National Association of Insurance Commissioners (“NAIC”) adopted the Codification of Statutory Accounting Principles (the “Codification”). The Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments, was effective January 1, 2002.  However, statutory accounting principles will continue to be established by individual state laws and permitted practices.  The New York State Insurance Department ("NYSID") required adoption of the Codification with certain modifications, for the preparation of statutory financial statements, effective January 1, 2001.  On October 1, 2002 NYSID modified its original adoption of Codification to allow for the recognition of Deferred Tax Assets (²DTA²) and Deferred Tax Liabilities (²DTL²), with certain restrictions.  This change allowed the Insurance Company to recognize a net DTA of approximately $16.5 million at December 31, 2003 for statutory reporting purposes. The adoption of Codification by the NAIC and the Codification as modified by the NYSID, as currently interpreted, did not adversely affect statutory capital and surplus as of June 30, 2004.

13.

2.    INVESTMENTS

     There were no investments in any one issuer that aggregate 10% or more of Shareholder's Equity as of June 30, 2004.

The following information summarizes the components of net investment income:

	June 30, 2004 (in thousands)	June 30,2003 (in thousands)
Fixed maturities	$136,035	$124,402
Common stocks	317	94
Short‑term investments	121	1,756
Other investment income	32,635	12,726
	169,108	138,978

Less investment expenses	3,043	3,329

Net investment income	$166,065	$135,649

As of June 30, 2004 and 2003 there were thirty-two fixed maturity investments with an aggregate carrying value of $213.3 million and thirty-nine fixed maturity investments with an aggregate carrying value of $227.4 million respectively, in the accompanying balance sheet which were non-income producing.  Eighteen of these fixed maturity investments in 2004 and eighteen in 2003 with an aggregate carrying value of $208.5, and $214.0 respectively, are defeased with U.S Treasuries in an amount sufficient to insure full payment of principal.

The following table presents the amortized cost and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at June 30, 2004:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies

	315,842	14,158	96,028	11,422	411,870	25,580
Corporate Bonds	728,474	33,235	498,172	108,481	1,226,646	141,716
Preferred Stocks	39,912	2,666	9,322	1,507	49,234	4,173
Subtotal Fixed Maturities	1,084,228	50,059	603,522	121,410	1,687,750	171,469
Common Stock	14,979	437	0	0	14,979	437
Total Temporarily Impaired Securities	1,099,207	50,496	603,522	121,410	1,702,729	171,906

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by June 30, 2004.

	Gross Unrealized Losses	% Of Total	Gross Unrealized Losses For Principal Protected Notes	% Of Total	Gross Unrealized Losses Net of Principal Protected Notes	% Of Total
			(in thousands)
Less than twelve months	50,059	29.19	563.78		49,496	49.89
Twelve months or more	121,410	70.81	71,693	99.22	49,717	50.11

Total	171,469	100.00	72,256	100.00	99,213	100.00

14.

Approximately 59% of the securities with an unrealized loss for a period equal to or greater than twelve months are principal protected notes.  This structure utilizes AAA collateral such as U.S Treasury Strips, in conjunction with a variable rate coupon.  The AAA rated collateral accretes to par at maturity, defeasing the security and thereby insulating the holder from any negative credit events which might interfere with the repayment of principal.

       The Company’s investments are primarily concentrated in a variety of fixed income securities that are exposed to a combination of credit risk and interest rate risk, each of which can impact fluctuations in overall market valuation.  During the second quarter of 2004, the portfolio experienced a decline in market value caused by a significant rise in interest rates, as the 10-year Treasury yield rose from 3.84% on March 31, 2004 to 4.58% on June 30, 2004.  This represented a decline in the market value of the benchmark 10-year Treasury of approximately 5¾ points or 5.7% of total value.  The 30-year Treasury yield rose from 4.77% to 5.29% during the same period, representing a decline in market value of approximately 7.81 points or 7.17% of total value.  Given the strength of the overall economic recovery and the announced policies of the U.S. Federal Reserve, the Company anticipates a gradual rise in interest rates over the coming quarters of 2004 and 2005.  Federal Reserve policies will tend to have a greater impact on the short-end of the Treasury yield curve, and, as a result, we anticipate that the Treasury yield curve will flatten over time.  This rise in overall interest rates may have a negative impact on the market valuation of the fixed income portfolio of the Insurance Company.  The Company’s book value will generally increase when interest rates decrease and decrease when interest rates increase.  The book value per share at June 30, 2004 and December 31, 2003 was $15.88 and $16.66, respectively, reflecting the change in interest rates.

3.   NOTES PAYABLE

Notes payable at June 30, 2004 and 2003 consist of $100 million, 7 7/8% Senior Notes (Senior Notes) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of June 30, 2004, unamortized costs were $1.0 million.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $3.1 million recorded in accumulated other comprehensive income as of June 30, 2004, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company reclassifies the deferred loss from a liability to accummulated other comprehensive income over the term of the notes.  The Company expects to reclassify approximately $672,000 into earnings for the year 2004.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of June 30, 2004, the Company believes that it is in compliance with all of the covenants.

The short-term note payable relates to a bank line of credit in the amount of $50,000,000 and provides for interest on borrowings based on market indices.  At June 30, 2004 and 2003 the Company had $50,000,000 and $50,000,000 outstanding, respectively. The line of credit was renewed on April 22, 2004 for a period of one year with The Bank of New York.

4.   SHAREHOLDERS' EQUITY

     During 2004, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

15.

COMPREHENSIVE INCOME (LOSS)

For the Six Months ended June 30, 2004	Pre Tax Amount	Tax (Expense)/ Benefit (in thousands)	After-Tax Amount
Net unrealized gains/(losses) on investment securities:

Net unrealized holding losses arising during year	(103,973)	(35,873)	(68,100)
Less: reclassification adjustment for gains
Realized in net income	12,702	4,382	8,320
Change related to deferred acquisition costs	16,010	5,523	10,487
Net unrealized investment losses	(75,261)	(25,968)	(49,293)

2003
Net unrealized gains on investment securities:

Net unrealized holding gains arising during year	204,227	61,268	142,959
Less: reclassification adjustment for losses
Realized in net income	(8,523)	(2,557)	(5,966)
Change related to deferred acquisition costs	(6,276)	(1,883)	(4,393)
Net unrealized investment gains	189,428	56,828	132,600

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost

	Six Months ended June 30,2004	Six Months ended June 30, 2003

Components of Net Periodic Benefit Cost

Service cost	$0	$347,056
Interest cost	338,542	376,844
Expected return on plan assets	(263,347)	(164,586)
Amortization of net (gain)/loss	62,649	88,498
Amortization of transition obligation	0	14,000
Net periodic benefit cost	$137,844	$661,812

      Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to fully fund the plan to effect the expected termination of the plan during the second half of 2004 and estimates the requirement to fully fund the Plan, prior to termination, to be $2 million.  As of February 18, 2004 the plan was closed to new entrants, accrual of any future benefits terminated and the plan was “frozen”.  As of June 30, 2004, $ 4.33 million of contributions have been made.

16.

7.    INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards and (c) a valuation allowance.

The valuation allowance relates principally to investment write downs recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes.  The Company's effective tax rate for each of the six months ended June 30, 2004 and 2003 was 34.6% and 30.2%, respectively.  The increase in the effective rate was due to the Company’s utilization of loss carry-backs during 2003.

17.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of June 30, 2004, and the related consolidated statements of income, for the three-month and six-month periods ended June 30, 2004 and 2003 and the consolidated statement of stockholders' equity and cash flows for the six month period ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

August 10, 2004

18.

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

      Executive Overview

Our earnings per share were $1.20 at June 30, 2004, as compared to earnings of $.54 per share at June 30, 2003.  Our results in the second quarter reflected a continuation of our year-to-year increase in investment income and a reversal in net realized investment losses from the prior years to a net realized gain.  Our total revenues at June 30, 2004 were $203.5 million, as compared to $169.0 million at June 30, 2003.

The Company’s improved performance in the first half of 2004 results primarily from the improved investment yield of our investment portfolio and our continuing efforts to reduce expenses and to reduce credit risk in our portfolio.  The results for the second quarter benefited from exceptional returns from investments in certain limited partnerships.  Under prescribed accounting rules, such returns are deemed to be investment income as opposed to investment gains even though the recurrence of such returns is not predictable.

The New York State Insurance Department is currently conducting a routine triennial examination of the Insurance Company’s statutory financial statements for years 2001 through 2003.  To date, there have been no significant issues or concerns raised.

19.

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

20.

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

21.

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

During 2002, Moody's Investor Services (“Moody's”) lowered the Insurance Company's insurance financial strength rating from Baa1 to Ba1.  In May 2004, the rating was further lowered to Ba2 (“Questionable financial security”) and the rating outlook was raised to negative to stable.  Standard & Poor's Corporation (“Standard & Poor's”) lowered its rating of the Insurance Company's financial strength from A- to BB+, which is defined as “Less vulnerable in the near-term but faces major ongoing uncertainties to adverse business, financial and economic conditions”.  Standard and Poors affirmed this rating on March 30, 2004.  The credit rating of the Company's Senior Notes, due February 15, 2009 (the “Senior Notes”), was lowered to a B+ (More vulnerable to adverse business, financial and economic conditions but currently has the capacity to meet financial requirements) from a BBB- by Standard & Poor's and to a B1 (“Poor financial security”) from Ba1 by Moody's.  In May 2004, Moody’s lowered this rating to B2 and raised the outlook on the rating from negative to stable.

For the first half of 2004, the impact of the downgrades did not have a material impact on the financial statements of the Company.  The reduction in sales was primarily attributable to management’s intention to preserve and build the Insurance Company’s capital and surplus ratios.  Surrenders of the Company’s annuity products continue to remain below 5% of the surrenderable annuities and have not had a material impact on the Company’s consolidated financial statements.

      Results of Operations

Comparison of six months ended June 30, 2004 compared to the same period in 2003.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased to approximately $22.6 million for the six months ended June 30, 2004 from approximately $23.0 million for the six months ended June 30, 2003, a decrease of approximately $400 thousand.  Of this amount, annuity considerations decreased to approximately $17.7 million for the six months ended June 30, 2004 from approximately $18.5 million for the six months ended June 30, 2003 a decrease of approximately $800 thousand.  In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Based on statutory accounting, revenue from sales of single premium annuities were approximately $119.9 million and approximately $148.4 million during the six months ended June 30, 2004 and June 30, 2003, respectively.  The decrease is in line with management’s intent to preserve and build the Insurance Company’s capital and surplus ratios.

Policy Fee Income

Universal life and investment type policy fee income was approximately $1.6 million for the six months ended June 30, 2004, as compared to approximately $552 thousand for the six months ended June 30, 2003.  This represents approximately a $1.0 million increase.

22.

Net Investment Income

Net investment income totaled approximately $166.1 million during the first six months of 2004, as compared to approximately $135.6 million during the first six months of 2003.  This represents an increase of approximately $30.5 million.  This increase is due principally to the increase in income from other invested assets of approximately $31.5 million during the first six months of 2004, as compared to approximately $11.4 million during the first six months of 2003 and from an increase in income on fixed maturities from June 30, 2003 of approximately $11.6 million.  The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended June 30, 2004 and June 30, 2003 was approximately 7.87% and 6.69%, respectively.

Net Realized Investment Gains and Losses

Realized investment gains amount to approximately $12.7 million during the first six months of 2004, as compared to approximately $8.5 million of losses during the first six months of 2003.  Realized investment gains and losses for the six months ended June 30, 2004 and 2003 respectively, include realized investment losses or writedowns of approximately $2.8 million and $22.5 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio.  Investment securities with unrealized losses are placed on an internal watch list and are carefully evaluated to determine whether such losses are other than temporary.  Evaluations of watch list securities are monitored on an ongoing basis.  Various criteria are utilized in the evaluation of the financial performance of the issuer, including capital structure, debt maturities, earnings trends, asset quality, industry trends, regional and economic trends and specific events including: a) company specific event, such as missed interest payments, accounting issues, gain or loss of major revenue generating contract(s), significant change in availability and cost of raw material or labor; and, b) specific market-driven events such as dramatic changes in interest rates or geo-political events. The result of this analysis is then evaluated in the context of the Company’s intent to hold investments to maturity barring any significant adverse change in credit conditions, as well as the Company’s need for liquidity.

When impairments are determined to be other than temporary, the Company adjusts the book value to reflect the fair value, as appropriate, on a quarterly basis and are recorded in the income statement.  Realized investment gains (losses) also result from sales of certain equities and convertible securities, and calls and sales of fixed maturity investments in the Company's investment portfolio.

The following table presents the amortized cost and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at June 30, 2004:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies

	315,842	14,158	96,028	11,422	411,870	25,580
Corporate Bonds	728,474	33,235	498,172	108,481	1,226,646	141,716
Preferred Stocks	39,912	2,666	9,322	1,507	49,,234	4,173
Subtotal Fixed Maturities	1,084,228	50,059	603,522	121,410	1,687,750	171,469
Common Stock	14,979	437	0	0	14,979	437
Total Temporarily Impaired Securities	1,099,207	50,496	603,522	121,410	1,702,729	171,906

23.

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by June 30, 2004.

	Gross Unrealized Losses	% Of Total	Gross Unrealized Losses For Principal Protected Notes	% Of Total	Gross Unrealized Losses Net of Principal Protected Notes	% Of Total
	(in thousands)		(in thousands)		(in thousands)
Less than twelve months	50,059	29.19	563.78		49,496	49.89
Twelve months or more	121,410	70.81	71,693	99.22	49,717	50.11

Total	171,469	100.00	72,256	100.00	99,213	100.00

Approximately 59% of the securities with an unrealized loss of a period equal to or greater than twelve months are Principal Protected Notes.  This structure utilizes AAA collateral such as U.S Treasury Strips, in conjunction with a variable rate coupon.  The AAA rated collateral accretes to par at maturity, defeasing the security and thereby insulating the holder from any negative credit events, which might interfere with the repayment of principal.

     As of June 30, 2004, the Company had approximately $204 million of gross unrealized gains in fixed maturities.

Total Benefits and Expenses

Total benefits and expenses for the six months ended June 30, 2004 aggregated approximately $149.6 million, as compared to approximately $146.3 million for the six months ended June 30, 2003.  This represents an increase of $3.3 million from the first six months of 2004.  The reasons for this increase will be discussed below.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $130.5 million for the six months ended June 30, 2004, as compared to approximately $132.7 million for the six months ended June 30, 2003.  This represents a decrease of $2.2 million.

     The Insurance Company's average credited rate for reserves and account balances for the six months ended June 30, 2004 and 2003 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $4.8 million for the six months ended June 30, 2004, and approximately $4.9 million for the six months ended June 30, 2003.

24.

General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents totaled approximately $15.6 million for the six months ended June 30, 2004, as compared to approximately $14.1 million for the six months ended June 30, 2003.  This represents an increase of approximately $1.5 million.  The increase principally is attributable to an additional $2 million pension plan contribution the Company made in the second quarter of 2004 and the termination of the Company’s key-man policy which caused a savings of approximately $600 thousand in the first quarter of 2003.

Deferred Policy Acquisition Costs

The change in deferred policy acquisition costs for the six months ended June 30, 2004 resulted in a credit of approximately $1.4 million, as compared to a credit of approximately $5.4 million for the six months ended June 30, 2003.  The change is due to the decrease in costs associated with lower level of commissions, which have been deferred and are amortized in proportion to the recognition of earned revenue.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $53.9 million for the six months ended June 30, 2004, as compared to an income of approximately $22.8 million for the six months ended June 30, 2003.

Income Taxes

Income tax expense was $18.6 million for the first six months of 2004 as compared to an income tax expense of approximately $6.9 million for the first six months of 2003.  This increase is primarily attributable to higher income before income taxes.

Net Income

For the reasons discussed above, the Company had net income of approximately $35.3 million during the six months ended June 30, 2004 and a net income of approximately $15.9 million during the six months ended June 30, 2003.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company.  During the second quarter of 2004, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share payable on July 1, 2004.  During the first six months of 2004 the Company did not purchase or retire any shares of common stock.

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

25.

The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to its parent company. During the first six months of 2004 and 2003, the Insurance Company paid no dividends to the Company.

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $41.7 million and $19.9 million during the six months ended June 30, 2004 and 2003, respectively.  Net cash (used in)/provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(97.4) million, and $135.5 million during the six months ended June 30, 2004 and 2003, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  In addition, as previously discussed, the Company no longer participates in dollar roll repurchase agreements, which are considered to be a financing activity.  Net cash provided by (used in) the Company's financing activities amounted to approximately $51.1 million and $(137.3) million during the six months ended June 30, 2004 and 2003, respectively.   This fluctuation is primarily attributable to higher policyholder account balances and lower levels in deposits of policies to be issued at June 30, 2004.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately .37% and ..52% as of June 30, 2004 and December 31, 2003, respectively).  The effective duration of the Company's debt portfolio was approximately 8.98 years as of June 30, 2004.  The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors.  Fixed maturity investments available for sale represent investments, which may be sold in response to changes in various economic conditions.

26.

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

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").   Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of June 30, 2004 and December 31, 2003, approximately 6.9% and 7.0%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company maintains a portfolio, which includes below investment grade fixed maturity debt securities, which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of June 30, 2004 and December 31, 2003, the carrying value of these securities was approximately $338.3 million and $328.8 million, respectively, (representing approximately 7.4% and 7.3% of the Company's total assets, respectively).

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

As of June 30, 2004, approximately 7.8% of the Company's total invested assets were invested in limited partnerships.  Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets."  See "Note 2 to the Notes to Consolidated Financial Statements."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $83.0 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. $14.7 million in commitments will expire in 2004, $15.7 million in 2005, $24.6 million in 2006, $28.0 million in 2007.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

27.

As previously discussed, the Company no longer participates in "dollar roll" repurchase agreements.  There were no outstanding repurchase agreements at June 30, 2004 and December 31, 2003, respectively.

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

      Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of June 30, 2004.

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

      There were no capital expenditures during the first six months of 2004 and no outstanding commitments as of June 30, 2004.

28.

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

29.

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

30.

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

Life Insurance and Annuity Reserves

In accordance with applicable insurance regulations, the Company has established and carries as liabilities in its statutory financial statements actuarially determined reserves that are calculated to satisfy its policy and contractual obligations.  Reserves, together with premiums to be received on outstanding policies and contracts and interest thereon at certain assumed rates, are calculated to be sufficient to satisfy policy and contractual obligations.  The actuarial factors used in determining such reserves are based on statutorily prescribed mortality and morbidity tables and interest rates.  Reserves maintained also include unearned premiums, premium deposits, reserves for claims that have been reported but are not yet paid, reserves for claims that have been incurred but have not yet been reported and claims in the process of settlement.  Generally, the Company maintains reserves on assumed reinsurance, but does not continue accumulating reserves with respect to that portion of policies or contracts that are reinsured with, or ceded to, other insurance companies.  Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

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

During 2003, the actuarial assumptions used in the calculation of the Company's projected benefit obligation include the expected rate of compensation increases of 3.00%, a discount rate of 6.00% and an expected return on assets of 5.50%.  The projected benefit obligation at June 30, 2004 is $10.5 million.

31.

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

PART II ‑ OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of June 30, 2004 the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8‑K

a)  Exhibits

None

b)  Reports on Form 8‑K

During the quarter ended June 30, 2004, the Company did not file a current report on Form 8-K.

32.

PRESIDENTIAL LIFE CORPORATION

August 10, 2004

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  August 10, 2004                /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  August 10, 2004                /s/ Charles J. Snyder

Charles J. Snyder, Principal

Accounting Officer of the Registrant

33.

PRESIDENTIAL LIFE CORPORATION

August 10, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Presidential Life Corporation

(Registrant)

Date:  August 10, 2004              /s/Herbert Kurz

                                    ----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  August 10, 2004              /s/ Charles Snyder

                                     ----------------------

                                    Charles J. Snyder, Principal

Accounting Officer of the Registrant

33.

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

Date: August 10, 2004                                  /s/Herbert Kurz

                                                 ----------------------

                                 Herbert Kurz

                               Chief Executive Officer

34.

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

Date:August 10, 2004                          /s/Charles Snyder

                                                                                                                                        ----------------------

                 Charles Snyder

                                          Treasurer and Principal Accounting Officer

35.

                                                                                             Exhibit 99.03

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)    Report fully complies with the requirements of section 13(a) or 15(d)                      of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material   respects, the financial condition and result of operations of  the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

August 10, 2004

36.

Exhibit 99.04

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 10, 2004

        37.