Form 10-Q/A
period 2004-03-31
PRESIDENTIAL LIFE CORP
filed 2004-11-09
CIK 80124

                                   FORM 10‑Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 - Restated

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

Explanatory Note

This Amendment is being filed to reflect the restatement of the Company’s condensed consolidated financial statements, as discussed in note 8 thereto, and other information related to such restated financial information.  The purpose of the restatement is to correct a tabulation error in the calculation of deferred acquisition cost (DAC) amortization.  DAC is amortized in relationship to estimated gross profits for the applicable period.  In calculating the DAC amortization the proper year was not inserted into the spreadsheet used to calculate amortization.  This resulted in an understatement of amortization expense and a corresponding overstatement of net income.  Except for items I, II and IV of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

                                      INDEX

Part I ‑ Financial Information                                       Page No.

Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

(Restated)March 31, 2004and December 31, 2003.....................  3

      Condensed Consolidated Statements of Income (Unaudited)

      Restated)– For the Three Months Ended March 31, 2004 and 2003..     4

Condensed Consolidated Statements of Shareholders'

Equity (Unaudited) (Restated)‑ For the Three months Ended

March 31, 2004 and 2003.....................................        5

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Restated)‑ For the Three months Ended March 31, 2004 and 2003...   6

      Notes to Condensed Consolidated Financial Statements(Unaudited)..   7‑17

Report of Independent Registered Public Accounting Firm............ 18

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations.........        19-32

Part II ‑ Other Information........................................       33

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8‑K

2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2004 (Unaudited) (As Restated) (See Footnote 8)	December 31, 2003
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Cost of
$3,876,032 and $3,745,304, respectively)	$4,098,467	$3,890,407
Common stocks (Cost of $28,330 and
$31,271, respectively)	37,046	39,652
Mortgage loans	0	9,142
Real estate	415	415
Policy loans	17,917	18,262
Short-term investments	44,850	23,664
Other invested assets	318,065	323,139
Total Investments	4,516,760	4,304,681

Cash and cash equivalents	12,129	12,907
Accrued investment income	56,156	50,956
Amounts due from security transactions	705	1,196
Federal income tax recoverable	3,502	27,137
Deferred policy acquisition costs	95,765	108,713
Furniture and equipment, (net of accumulated depreciation of $1,405 and $1,389, respectively)	183	200
Amounts due from reinsurers	15,791	15,688
Other assets	4,966	5,094
Assets held in separate account	2,243	2,450
TOTAL ASSETS	$4,708,200	$ 4,529,022

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$3,131,849	$ 3,092,872
Future policy benefits:
Annuity	652,534	646,958
Life and accident and Health	65,501	65,425
Other policy liabilities	6,504	6,193
Total Policy Liabilities	3,856,388	3,811,448

Short-term note payable	50,000	50,000
Notes Payable	100,000	100,000
Deferred federal income taxes	73,958	38,127
Deposits on policies to be issued	7,468	11,795
General expenses and taxes accrued	5,342	7,610
Other liabilities	46,094	18,827
Liabilities related to separate account	2,243	2,450
Total Liabilities	4,141,493	4,040,257

Commitment and contingencies

Shareholders' Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding,
29,334,668 shares in 2004 and 29,334,668
shares in 2003	293	293
Accumulated other comprehensive gain	157,276	88,343
Retained earnings	409,138	400,129
Total Shareholders' Equity	566,707	488,765
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY	$4,708,200	$ 4,529,022

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

REVENUES:	THREE MONTHS ENDED MARCH 31 (UNAUDITED)
	2004 (As Restated) (see Footnote 8)	2003
Insurance Revenues:
Premiums	$2,807	$1,258
Annuity considerations	10,986	9,977
Universal life and investment type policy
fee income	377	321
Net investment income	78,508	66,846
Realized investment gains (losses)	5,633	(5,043)
Other income	(101)	1,422

TOTAL REVENUES	98,210	74,781

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,183	3,865
Annuity benefits	18,584	17,735
Interest credited to policyholders' account
balances	40,402	39,326
Interest expense on notes payable	2,392	2,459
Other interest and other charges	206	80
Increase in liability for future policy benefits	4,455	6,002
Commissions to agents, net	3,520	3,609
General expenses and taxes	5,844	2,636
Change in deferred policy acquisition costs	1,355	(3,413)

TOTAL BENEFIT AND EXPENSES	79,941	72,299

Income before income taxes	18,269	2,482

Provision (benefit) for income taxes
Current	7,522	(878)
Deferred	(1,196)	1,645
	6,326	767

NET INCOME	$11,943	$1,715

Earnings per common share, basic and diluted	$ .41	$ .06

Weighted average number of shares outstanding
During the period, basic	29,334,668	29,334,668

Weighted average number of shares outstanding
During the period, diluted	29,398,545	29,334,668

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                         (in thousands except shared data)

                                    (unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2003	$ 293	$ 0	$380,578	$ 17,820	$398,691

Comprehensive Income:

Net Income			1,715		1,715

Transition Adjustment				(3,975)	(3,975)

Net Unrealized
Investment Gains				32,907	32,907

Comprehensive Income					30,647

Dividends Paid to Shareholders ($.10 per share)			(2,934)		(2,934)

Balance at March 31, 2003	$ 293	$ 0	$379,359	$ 46,752	$426,404

Balance at January 1, 2004	$ 293	$ 0	$ 400,129	$ 88,343	$ 488,765

Comprehensive Income:

Net Income, (as Restated)			11,943		11,943

Transition Adjustment				(3,303)	(3,303)

Net Unrealized Investment Gains				72,236	72,236

Comprehensive Income					80,876

Dividends paid to Shareholders ($.10 per share)			(2,934)		(2,934)

Balance at March 31, 2004, (as Restated, See note 8)	$ 293	$ 0	$ 409,138	$ 157,276	$ 566,707

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

THREE MONTHS ENDED MARCH 31, (UNAUDITED)
	2004	2003
	(As Restated)
OPERATING ACTIVITIES:	(See Footnote 8)
Net Income	$11,943	$1,715
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(1,196)	1,645
Depreciation and amortization	250	268
Net accrual of discount on fixed maturities	(7,004)	(5,783)
Realized investment (gains) losses	(5,633)	5,043
Changes in:
Accrued investment income	(5,200)	(4,640)
Deferred policy acquisition cost	1,355	(3,413)
Federal income tax recoverable	23,635	(938)
Liability for future policy benefits	5,652	4,111
Other items	(1,912)	(2,363)

Net Cash Provided By/(Used In) Operating Activities	21,890	(4,355)

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(181,679)	(315,989)
Maturities, calls and repayments	7,697	242,707
Sales	92,010	49,570
Common Stocks:
Acquisitions	(6,890)	(1,456)
Sales	11,222	2,111
Increase (decrease) in short-term investments and policy loans	(20,841)	(6,381)
Other Invested Assets:
Additions to other invested assets	(15,926)	(29,784)
Distributions from other invested assets	21,167	27,162
Mortgage loan on real estate	11,080	36
Amount due to security transactions, net	34,365	4,414

Net Cash Used In Investing Activities	(47,795)	(27,610)

FINANCING ACTIVITIES:
Proceeds from dollar repurchase agreements	0	793,221
Repayment of dollar repurchase agreements	0	(790,764)
Increase in policyholders' account balances	38,977	49,913
Bank overdrafts	(6,589)	1,125
Deposits on policies to be issued	(4,327)	4,267
Dividends paid to shareholders	(2,934)	(2,934)

Net Cash Provided By Financing Activities	25,127	54,828

(Decrease)/Increase in Cash and Cash Equivalents	(778)	22,863
Cash and Cash Equivalents at Beginning of Year	12,907	13,101

Cash and Cash Equivalents at End of Period	$12,129	$35,964
			$ (2,512)
Supplemental Cash Flow Disclosure:

Income Taxes Paid	$56	$60

Interest Paid	$4,078	$4,208

  The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

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

B. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10‑Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Management believes that, although the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2003.

   We manage and report our business as a single segment based upon several factors.  Our insurance subsidiary, PLIC, has historically generated in excess of 95% of our consolidated revenues and our reported profit or loss.  In addition, PLIC is our only subsidiary which has assets in excess of 10% of the consolidated assets of the Company.  Therefore, only PLIC meets any of the quantitative thresholds of a reportable segment.  Although PLIC writes both life and annuity business, we consider those operating segments as one operating segment due to the fact that the nature of the products fall under one state license, they share the same distribution system and the nature of the regulatory environment for each line is similar.

C. Investments

Fixed maturity investments available for sale represent investments, which may be sold in response to changes in various economic conditions.  These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes are credited or charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.  Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of deferred federal income tax effect, if any, charged or credited directly to shareholders' equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its fair value.

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

7.

Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value. Management believes that the fair value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of March 31, 2004.  As of March 31, 2004, the Company was committed to contribute, if called upon, an aggregate of approximately $87.7 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.

In evaluating whether an investment security or other investment has suffered an impairment in value which is deemed to be “other than temporary”, management considers all available evidence.  When a decline in the value of an investment security or other investment is considered to be other than temporary, the investment is reduced to its fair value, as applicable (which contemplates the price that can be obtained from the sale of such asset in the ordinary course of business) which becomes the new cost basis.  The amount of reduction is recorded in the income statement as a realized loss. A recovery from the adjusted cost basis is recognized as a realized gain only at sale.

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

8.

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

H.    Earnings Per Common Share  “EPS”

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the three months ended March 31, 2004 and 2003 was 29,398,545 and 29,334,668, respectively.  The dilution from the potential exercise of stock options outstanding did not change basic EPS.

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

9.

Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force ("EITF") Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities", and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", that are classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary.  The recognition and impairment guidance of this issue should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004.  Management is in the process of assessing the impact of adopting the recognition and measurement guidance of EITF Issue No. 03-01, but believes it will not have a material impact on the financial statements.

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

In July 2003, AcSEC issued a final Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The major provisions of the SOP require: recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits ("GMDB"), and certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment; reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met; reporting and measuring the Company's interest in its separate accounts as general account assets based on the insurer's proportionate beneficial interest in the separate account's underlying assets; and  capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs ("DAC"). The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. The adoption of SOP 03-1 had no impact on the Company’s consolidated financial statements.

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

11.

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

13.

   The principal protected notes described in this Note to the Consolidated Financial Statements consist of a variable rate coupon bond secured by AAA-rated zero coupon bonds.  The bond collateral is deposited into a trust account (trustees includes The Bank of New York, JP Morgan, U.S. Trust Company and State Street Bank).  The bond collateral accretes to par value at maturity of the principal protected notes, thus defeasing the notes and insulating the Company from any negative credit events that might interfere with the repayment of principal.

   The contractual right of the variable rate subordinated notes to interest payments is determined by the availability of cash flow from investments, either high-yield bonds or bank loans, held in certain collateralized bond or collateralized debt structures.  The right to receive payments of interest and the level of those payments is totally dependent upon the performance of the investment.  The failure of the investment to produce cash flow sufficient to pay interest on any payment date does not constitute an event of default.  The temporary, or eventually permanent, failure to receive interest payments will not interfere with the availability of the matured proceeds of the defeasance collateral to pay the par amount of the principal protected notes at maturity.

   The fair value of the Notes shown in this section represents the fair value of the defeasance collateral.  Currently, no value is attributed to the variable coupon subordinated notes also included in the assets of the trust. The determination of the value to attribute to the variable coupon subordinated notes is determined quarterly based on estimated future cash flows from such notes at the time.

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

   The determination by the Company of which impairments of fixed maturity investments are other than temporary is governed by the Company’s Investment Policy.  Under the policy, the Company’s Investment Department has established a continuing procedure of regular review of the investment portfolio.  Whenever the market value of an investment declines below 80% of its cost basis or a perceived material event has occurred in the investment or the underlying issuer, that investment is added to an Initial Watch List.  Credit files are then created for

14.

that investment and one of the Company’s investment analysts prepares a research/credit report for the Investment Committee.  The Investment Committee then determines whether the condition of the investment merits placement of the investment on the Watch List.  Generally, investments are added to the Watch List, subject to the approval of the Investment Committee, upon the occurrence of one or more of the following events:  (i) a downgrade to either B1 by Moody’s or B+ by Standard and Poors; (ii) a downgrade to 5 or 6 by NAIC; or (iii) a decline in the equity market capitalization of an issuer by more than 30% of book value.  Each quarter, the Investment Committee reviews the Watch List to determine if an “other than temporary” write down in carrying value is warranted.  In making this determination, we consider numerous factors, including our intent to hold the investment to maturity, the severity and nature of the impairment, review of events that gave rise to the impairment, review of credit ratings, credit performance and business prospects of the issuer, any potential adverse changes in the regulatory environment, business climate or liquidity of the issuer and compliance by the issuer with statutory or debt covenants

   The primary source of the Company’s current unrealized loss positions is the principal protected notes described above.  The determination was based on the failure of the issuers to pay interest under the variable rate coupons, despite the possession of AAA-rated collateral, which secures payment of the principal of those notes.  The remaining unrealized loss positions relate to the fluctuation of bond values based on temporary interest rate changes and falling equity market capitalization for corporate bond issuers, especially during 2001 and 2002.

3.   NOTES PAYABLE

Notes payable at March 31, 2004 and 2003 consist of $100 million, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the effective interest method over the term of the notes.  As of March 31, 2004, unamortized costs were $1.1 million.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $3.3 million recorded in accumulated other comprehensive income as of March 31, 2004, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company reclassifies the deferred loss from a liability to accumulated other comprehensive income over the term of the notes.  The Company expects to reclassify approximately $672,000 into earnings for the year 2004.

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

15.

NET UNREALIZED INVESTMENT GAINS

For the Three months ended March 31, 2004	Pre Tax Amount	Tax (Expense)/ Benefit (in thousands)	After-Tax Amount
Net unrealized gains on investment securities:

Net unrealized holding gains arising during year	93,018	32,092	60,926
Plus: reclassification adjustment for gains
Realized in net income	5,633	1,943	3,690
Change related to deferred acquisition costs	11,633	4,013	7,620
Net unrealized investment gains	110,284	38,048	72,236

2003
Net unrealized gains on investment securities:

Net unrealized holding gains arising during year	57,978	17,393	40,585
Less: reclassification adjustment for losses
Realized in net income	(5,043)	(1,513)	(3,530)
Change related to deferred acquisition costs	(5,925)	(1,777)	(4,148)
Net unrealized investment gains	47,010	14,103	32,907

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,2004	Three Months Ended March 31, 2003

Components of Net Periodic Benefit Cost

Service cost	$ 0	$ 173,528
Interest cost	176,651	188,422
Actual return on plan assets	(130,652)	(82,293)
Amortization of prior service cost	41,916	44,249
Amortization of transition obligation	0	7,000
Net periodic benefit cost	$ 87,915	$ 330,906

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

16.

8.  PRESENTATION OF THE RESTATED FINANCIAL STATEMENTS

   Subsequent to the issuance of the Company’s March 31, 2004 financial statements, an error was discovered that impacted the amortization of the DAC with respect to deferred annuities.  Estimated gross profits for 2004 were misapplied in connection with the DAC amortization process for this business resulting in an understatement of amortization expense and a resultant overstatement of net income of $1.53 million or $.05 per share.  As a result, the balance sheet, income statement, statement of shareholders’ equity and cash flows have been restated from amounts previously reported.

Balance Sheet	2004 As Previously Reported	2004 As Restated
At March 31:

Deferred policy acquisition costs	$ 96,826	$ 95,765
Deferred federal income taxes	74,318	73,958
Accumulated other comprehensive gain	156,445	157,276
Retained earnings	410,670	409,138

Statement of Income For Quarter Ended March 31:

Change in deferred policy acquisition costs	(984)	1,355
Income before taxes	20,608	18,269
Deferred taxes	(389)	(1,196)
Net income	13,475	11,943
Earnings per common share, basic and diluted	.46	.41

Statement of Cash Flows
For Quarter Ended March 31:

Net income	13,475	11,943
Benefit for deferred taxes	(389)	(1,196)
Deferred policy acquisition cost	(984)	1,355

COMMITMENT AND CONTINGENCIES

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

17.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying condensed consolidated balance sheet of Presidential Life Corporation and subsidiaries (“the Company”) as of March 31, 2004, and the related condensed consolidated statements of income, cash flows and shareholder’s equity for the three-month periods ended March 31, 2004 and 2003.  These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 8, the accompanying 2004 condensed consolidated financial statements have been restated.

Deloitte & Touche LLP

New York, New York

May 10, 2004

(October 29, 2004 as to Note 8)

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

      Executive Overview

Subsequent to the issuance of the Company’s March 31, 2004 financial statements, an error was discovered that impacted the amortization of DAC with respect to deferred annuities (See Note 8 to the condensed consolidated financial statements included in Part 1, Item 1).  As such, the restated earnings per share were $.41 at March 31, 2004, as compared to earnings of $.06 per share at March 31, 2003. The accompanying Management’s Discussion and Analysis gives effect to that restatement.

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

22.

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

The principal protected notes described in this Note to the Consolidated Financial Statements consist of a variable rate coupon bond secured by AAA-rated zero coupon bonds.  The bond collateral is deposited into a trust account (trustees includes The Bank of New York, JP Morgan, U.S. Trust Company and State Street Bank).  The bond collateral accretes to par value at maturity of the principal protected notes, thus defeasing the notes and insulating the Company from any negative credit events that might interfere with the repayment of principal.

      The contractual right of the variable rate subordinated notes to interest payments is determined by the availability of cash flow from investments, either high-yield bonds or bank loans, held in certain collateralized bond or collateralized debt structures.  The right to receive payments of interest and the level of those payments is totally dependent upon the performance of the investment.  The failure of the investment to produce cash flow sufficient to pay interest on any payment date does not constitute an event of default.  The temporary, or eventually permanent, failure to receive interest payments will not interfere with the availability of the matured proceeds of the defeasance collateral to pay the par amount of the principal protected notes at maturity.

       The fair value of the Notes shown in this section represents the fair value of the defeasance collateral.  Currently, no value is attributed to the variable coupon subordinated notes also included in the assets of the trust.   The determination of the value to attribute to the variable coupon subordinated notes is determined quarterly based on estimated future cash flows from such notes at the time.

     As of March 31, 2004, the Company had approximately $357 million of gross unrealized gains in fixed maturities.

Total Benefits and Expenses

Total benefits and expenses for the three months ended March 31, 2004 aggregated approximately $79.9 million, as compared to approximately $72.3 million for the three months ended March 31, 2003.  This represents an increase of $7.6 million from the first three months of 2004.  The reasons for this increase will be discussed below.

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

24.

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

Deferred Policy Acquisition Costs

   The change in the net DAC for the three months ended March 31, 2004 resulted in a charge of approximately $1.3 million, as compared to a credit of approximately $3.4 million for the three months ended March 31, 2003.  Such changes are due to (i) a small increase in costs associated with product sales which have been deferred offset by (ii) the effect of revisions to estimated gross profits on unamortized deferred acquisition costs which are reflected in the year such estimated gross profits are revised.

   Under applicable accounting rules (FASB 97), DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Company related to these assets increase, the amount and timing of amortization is accelerated.  In the first three months of 2003, the Company had significant realized investment losses, leading to substantially increased credits against DAC amortization.  In the first three months of 2004, the Company’s investment performance was substantially improved resulting in a charge to the DAC amortization.  (See also the discussion of Deferred Policy Acquisition Costs under Critical Accounting Policies below.)

      The amount of DAC amortization originally reported for the three months ended March 31, 2004 was understated due to a tabulation error in the worksheets used for determining DAC amortization.  This resulted in a corresponding overstatement of net income for the period of $1.53 million or $.05 per share.  The impact of this error is reflected in the table in Note 8 to Unaudited Condensed Consolidated Financial Statements.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $18.3 million for the three months ended March 31, 2004, as compared to an income of approximately $2.5 million for the three months ended March 31, 2003.

Income Taxes

Income tax expense was $6.3 million for the first three months of 2004 as compared to an income tax expense of approximately $.8 million for the first three months of 2003.  This increase is primarily attributable to higher income before income taxes.

Net Income

For the reasons discussed above, the Company had net income of approximately $11.9 million during the three months ended March 31, 2004 and a net income of approximately $1.7 million during the three months ended March 31, 2003.

25.

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

   Approximately two-thirds of the annuities held by the Company have a surrender feature that allows the purchaser to surrender the policy in exchange for the payment of a surrender fee, which diminishes gradually over the early policy years.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments. The surrender charges, however, act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently maintained a favorable surrender rate regardless of the rate trends.  The Company's current surrender rate is less than five percent per year, which it believes to be at the low end of industry norms.

   The Company conducts testing of its cash flow needs based on varying interest rate scenarios.  These tests are conducted pursuant to the New York State Insurance Department requirements and are filed with that Department. Current testing indicates that in a moderately increasing interest rate environment, annuity surrenders would not have a material impact on the Company's liquidity.  This is partially due to the fact that the Company's average annuity rate is somewhat higher than the market average.  During the recent low interest rate environment, the Company had curtailed the issuance of new annuities due to the impact of investment losses on its overall asset base.  The Company's blend of deferred and immediate annuities should operate as a buffer to the company against interest sensitive surrenders in a rising interest rate environment.

26.

   The Company's life insurance liabilities are actuarially calculated on a regular basis and the Company is capable of meeting such liabilities.  Reserves for such business are carefully monitored and regulated by the New York State Insurance Department.  Because life insurance products represent a relatively small percentage of the Company's product mix and because the business is heavily reinsured, it is not anticipated that any spike in life insurance claims would have a material impact on the Company's liquidity.

     The Company's assets/liability management process is designed to target asset duration to match the duration of liabilities.  This process is required to fit within the Company's yield driven investment model, designed to ensure a positive spread between yield and payment rates.  To achieve yield objectives in the current environment, investments have tended to have longer durations than anticipated liabilities.  If a substantial call on liabilities forced the Company to liquidate some of its long-term investments, the Company would experience a decline in overall investment income due to lower invested assets and a decline in invested yields.  The Company would attempt to optimize its performance, i.e. minimize the loss of income and/or assets, by the selection for sale of those shorter-term assets, which would produce the highest possible price. Moreover, the mix of the Company's products between deferred and immediate annuities provides the Company with some protection against excessive calls on liabilities.

   The Company does not currently rely on credit facilities to fund its liquidity needs for the payment of policyholder withdrawals or claims and does not anticipate such a need in the coming year.  Moreover, based on projected trends within the Company and in the economy as whole and on the Company's financial condition, the Company does not anticipate the need to liquidate a material amount of its investment portfolio to meet surrender and policy claim liabilities in the coming year.

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided/(used in) by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $21.9 million and ($4.3) million during the three months ended March 31, 2004 and 2003, respectively.  Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $47.8 million, and $27.6 million during the three months ended March 31, 2004 and 2003, respectively.

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

27.

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

As of March 31, 2004, approximately 7.0% of the Company's total invested assets were invested in limited partnerships.  Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets."  See "Note 2 to the Notes to Consolidated Financial Statements."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $87.7 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. $16.2 million in commitments will expire in 2004, $17.1 million in 2005, $24.5 in 2006, $29.9 in 2007.               28.

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

29.

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

	Payment Due By Period (in thousands)

Contractual Obligations

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Total

Long Term Debt Obligations	0	0	0	$100,000	$100,000

Policyholder Account Balance with Contractual Maturities (1)	$83,000	$131,700	$82,500	$146,400	$443,600

   These liabilities are reflected within “Policyholder Account Balances” in the consolidated balance sheet, and amount to $339.2 Million as of March 31, 2004.  The difference between the recorded liability and the total payment amount on this chart reflects $104.4 Million of future interest to be credited.  In addition, as of March 31, 2004, we held $684 Million of reserves on life contingent contracts involving contractual payment dates – of which roughly 68% is held for life contingent payments and the balance is held for non-life contingent payments.  Most of the remaining policyholder liabilities ($2,633 Million) involve deferred annuity contracts, which are surrenderable at any time.  Approximately 77% of these obligations have surrender penalties.

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

30.

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

31.

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

32.

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

      On October 28, 2004, the Company’s Board of Directors, in consultation with the Company’s registered independent accountant, Deloitte & Touché, LLP, concluded that its financial statements and related review reports for the quarters ended March 31, 2004 and June 30, 2004 should no longer be relied upon because of an error in such statements.

      The restatement of the financial statements was due to a tabulation error in the calculation of deferred acquisition cost amortization.  This resulted in an understatement of amortization expense and a corresponding overstatement of net income.

      The Company believes that adequate controls and procedures are now in place to prevent similar matters from occurring in the future, including the implementation of a validation procedure to ensure that index years are input correctly and a requirement that all worksheet updates be performed separately by two individuals.

32.

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

33.

PRESIDENTIAL LIFE CORPORATION

November 9, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  November 9, 2004               /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  November 9, 2004               /s/ Charles J. Snyder

Charles J. Snyder, Principal

Accounting Officer of the Registrant

34.

PRESIDENTIAL LIFE CORPORATION

November 9, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  November 9, 2004             /s/Herbert Kurz

                                    ----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  November 9, 2004             /s/ Charles Snyder

                                     ----------------------

                                    Charles J. Snyder, Principal

Accounting Officer of the Registrant

34.

                                          Exhibit 99.01

Certification of Chief Executive Officer

                        Pursuant to Exchange Act Rule 13a-15f

I, Herbert Kurz, Chief Executive Officer of Presidential Life Corporation certify that:

I have reviewed this quarterly report on Form 10Q/A of Presidential Life Corporation;

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;
  The company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

  The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.

Date: November 9, 2004                                       /s/Herbert Kurz

                                                       ----------------------

                                                         Herbert Kurz

                                                         Chief Executive Officer

                                          35.

Exhibit 99.02

Certification of Principal Financial Officer

       Pursuant to Exchange Act Rule 13a-15f

I, Charles Snyder, Principal Financial Officer and Treasurer of Presidential Life Corporation certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Presidential Life Corporation;

   2. Based on my knowledge, this report does not contain any untrue statement of a material    fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

   4. The company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

  The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting. Date:November 8, 2004

November 9, 2004                          /s/Charles Snyder

                                           ------------------------                                                                                                                                         Charles Snyder

                                          Treasurer and Principal Accounting Officer

36.

  Exhibit 99.03

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q/A for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)  Report fully complies with the requirements of section 13(a) or 15(d)                          of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material     respects, the financial condition and result of operations of  the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

November 9, 2004

37.

Exhibit 99.04

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q/A for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 9, 2004

                                          38.