Form 10-Q/A
period 2004-06-30
PRESIDENTIAL LIFE CORP
filed 2004-11-09
CIK 80124

                                   FORM 10‑Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 - Restated

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

Explanatory Note

This Amendment is being filed to reflect the restatement of the Company’s Condensed Consolidated financial statements, as discussed in note 8 thereto, and other information related to such restated financial information.  The purpose of the restatement is to correct a tabulation error in the calculation of deferred acquisition cost (DAC) amortization.  DAC is amortized in relationship to estimated gross profits for the applicable period.  In calculating the DAC amortization the proper year was not inserted into the spreadsheet used to calculate amortization.  This resulted in an understatement of amortization expense and a corresponding overstatement of net income.  Except for Items I, II and IV of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A

                                      INDEX

Part I ‑ Financial Information                                       Page No.

Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)(Restated)

June 30, 2004 and December 31, 2003.............................    3

      Condensed Consolidated Statements of Income (Unaudited)

      (Restated) For the Six Months Ended June 30, 2004 and 2003 ...      4

Condensed Consolidated Statements of Income (Unaudited)

      (Restated)- For the Three Months Ended June 30, 2004 and 2003....   5

Condensed Consolidated Statements of Shareholders'

Equity (Unaudited)(Restated)‑ For the Six Months Ended

June 30, 2004 and 2003.....................................         6

Condensed Consolidated Statements of Cash Flows (Unaudited)(Restated) ‑

(Restated)For the Six Months Ended June 30, 2004 and 2003....       7

      Notes to Condensed Consolidated Financial Statements(Unaudited)..   8‑18

Report of Independent Registered Public Accounting Firm...........    19

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations.........        20-33

Part II ‑ Other Information........................................         34

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8‑K

2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004 (Unaudited) (As Restated) (See Footnote 8)	December 31, 2003
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Cost of
$3,889,044 and $3,745,304, respectively)	$3,922,385	$3,890,407
Common stocks (Cost of $28,776 and
$31,271, respectively)	37,223	39,652
Mortgage loans	0	9,142
Real estate	415	415
Policy loans	18,008	18,262
Short-term investments	16,630	23,664
Other invested assets	336,554	323,139
Total Investments	4,331,215	4,304,681

Cash and cash equivalents	8,296	12,907
Accrued investment income	52,206	50,956
Amounts due from security transactions	711	1,196
Federal income tax recoverable	2,385	27,137
Deferred policy acquisition costs	118,564	108,713
Furniture and equipment, (net of accumulated depreciation of $1,419 and $1,389, respectively)	210	200
Amounts due from reinsurers	15,509	15,688
Other assets	4,748	5,094
Assets held in separate account	2,091	2,450
TOTAL ASSETS	$4,535,935	$ 4,529,022

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$3,166,225	$ 3,092,872
Future policy benefits:
Annuity	653,277	646,958
Life and accident and Health	65,803	65,425
Other policy liabilities	6,876	6,193
Total Policy Liabilities	3,892,181	3,811,448

Short-term note payable	50,000	50,000
Notes Payable	100,000	100,000
Deferred federal income taxes	5,134	38,127
Deposits on policies to be issued	2,355	11,795
General expenses and taxes accrued	6,202	7,610
Other liabilities	16,987	18,827
Liabilities related to separate account	2,091	2,450
Total Liabilities	4,074,950	4,040,257

Commitments and Contingencies

Shareholders' Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding,
29,357,368 shares in 2004 and 29,334,668
shares in 2003	294	293
Accumulated other comprehensive gain	35,659	88,343
Retained earnings	425,032	400,129
Total Shareholders' Equity	460,985	488,765
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY	$4,535,935	$ 4,529,022

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	SIX MONTHS ENDED JUNE 30 (UNAUDITED)
REVENUES:	2004 (As Restated) (See Footnote 8)	2003

Insurance Revenues:
Premiums	$4,868	$4,534
Annuity considerations	17,698	18,510
Universal life and investment type policy
fee income	1,583	552
Net investment income	166,065	135,649
Realized investment gains	12,702	8,523
Other income	563	1,280

TOTAL REVENUES	203,479	169,048

BENEFITS AND EXPENSES:
Death and other life insurance benefits	6,019	9,764
Annuity benefits	36,696	35,584
Interest credited to policyholders' account
balances	81,483	79,665
Interest expense on notes payable	4,840	4,871
Other interest and other charges	421	213
Increase in liability for future policy benefits	5,925	7,451
Commissions to agents, net	5,702	7,597
General expenses and taxes	9,861	6,506
Change in deferred policy acquisition costs	5,875	(5,375)

TOTAL BENEFIT AND EXPENSES	156,822	146,276

Income before income taxes	46,657	22,772

Provision (benefit) for income taxes
Current	20,587	9,176
Deferred	(4,444)	(2,297)
	16,143	6,879

NET INCOME	$30,514	$15,893

Earnings per common share, basic and diluted	$ 1.04	$ .54

Weighted average number of shares outstanding
During the period, basic	29,337,557	29,334,668

Weighted average number of shares outstanding
During the period, diluted	29,415,154	29,334,668

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

REVENUES:	THREE MONTHS ENDED JUNE 30 (UNAUDITED)
	2004 (As Restated) (See Footnote 8)	2003
Insurance Revenues:
Premiums	$2,060	$3,276
Annuity considerations	6,712	8,533
Universal life and investment type policy
fee income	1,206	231
Net investment income	87,557	68,803
Realized investment gains	7,070	13,566
Other income	664	(143)

TOTAL REVENUES	105,269	94,266

BENEFITS AND EXPENSES:
Death and other life insurance benefits	2,836	5,900
Annuity benefits	18,113	17,849
Interest credited to policyholders' account
balances	41,081	40,339
Interest expense on notes payable	2,448	2,413
Other interest and other charges	214	132
Increase in liability for future policy benefits	1,471	1,449
Commissions to agents, net	2,182	3,988
General expenses and taxes	4,016	3,868
Change in deferred policy acquisition costs	4,520	(1,962)

TOTAL BENEFIT AND EXPENSES	76,881	73,976

Income before income taxes	28,388	20,290

Provision (benefit) for income taxes
Current	13,065	10,054
Deferred	(3,248)	(3,942)
	9,817	6,112

NET INCOME	$18,571	$14,178

Earnings per common share, basic and diluted	.63	.48

Weighted average number of shares outstanding
During the period, basic	29,340,447	29,334,668

Weighted average number of shares outstanding
During the period, diluted	29,446,487	29,334,668

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                         (in thousands except shared data)

                                    (unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2003	$ 293	$ 0	$380,578	$ 17,820	$398,691

Comprehensive Income:

Net Income			15,893		15,893

Transition Adjustment				(3,807)	(3,807)

Net Unrealized
Investment Gains				132,600	132,600

Comprehensive Income					144,686

Dividends Paid to Shareholders ($.10 per share)			(5,867)		(5,867)

Balance at June 30, 2003	$ 293	$ 0	$390,604	$146,613	$537,510

Balance at January 1, 2004	$ 293	$ 0	$ 400,129	$88,343	$ 488,765

Comprehensive Income:

Net Income, (as Restated)			30,514		30,514

Transition Adjustment				(3,135)	(3,135)

Net Unrealized Investment Losses				(49,549)	(49,549)

Comprehensive Income					(22,170)

Issuance of Shares Under stock option plan	1		247		248

Dividends paid to Shareholders ($.10 per share)			(5,858)		(5,858)

Restated Balance at June 30, 2004, (as Restated, See Note 8)	$294	$0	$425,032	$35,659	$460,985

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

6.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

SIX MONTHS ENDED JUNE 30, (UNAUDITED)
	2004 (As Restated) (See Footnote 8)	2003
OPERATING ACTIVITIES:
Net Income	$30,514	$15,893
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(4,444)	(2,297)
Depreciation and amortization	496	538
Net accrual of discount on fixed maturities	(13,582)	(12,435)
Realized investment (gains) losses	(12,702)	(8,523)
Changes in:
Accrued investment income	(1,250)	(2,104)
Deferred policy acquisition cost	5,875	(5,375)
Federal income tax recoverable	24,752	8,882
Liability for future policy benefits	6,697	5,053
Other items	274	3,598
Net Cash Provided By Operating Activities	36,630	3,230

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(318,961)	(845,347)
Maturities, calls and repayments	180,025	378,677
Sales	16,082	385,269
Common Stocks:
Acquisitions	(11,925)	(15,498)
Sales	16,880	8,539
Increase (decrease) in short-term investments and policy loans	7,288	270,846
Other Invested Assets:
Additions to other invested assets	(40,614)	(84,012)
Distributions from other invested assets	42,242	39,797
Mortgage loan on real estate	11,080	91
Amount due to security transactions, net	5,588	13,850

Net Cash (Used In)/Provided By In Investing Activities	(92,315)	152,212

FINANCING ACTIVITIES:
Proceeds from dollar repurchase agreements	0	1,057,901
Repayment of dollar repurchase agreements	0	(1,320,419)
Increase in policyholders' account balances	73,353	129,429
Bank overdrafts	(7,228)	2,273
Deposits on policies to be issued	(9,440)	(635)
Issuance of common stock	247	0
Dividends paid to shareholders	(5,858)	(5,867)

Net Cash Provided By/(Used In) Financing Activities	51,074	(137,318)

(Decrease)/Increase in Cash and Cash Equivalents	(4,611)	18,124
Cash and Cash Equivalents at Beginning of Year	12,907	13,101

Cash and Cash Equivalents at End of Period	$8,296	$31,225
			$ (2,512)
Supplemental Cash Flow Disclosure:

Income Taxes Paid	$12,003	$295

Interest Paid	$4,202	$4,545

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

8.

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

In evaluating whether an investment security or other investment has suffered an impairment in value, which is deemed to be other than, temporary, management considers all available evidence.  When a decline in the value of an investment security or other investment is considered to be other than temporary, the investment is reduced to its fair value, as applicable (which contemplates the price that can be obtained from the sale of such asset in the ordinary course of business) which becomes the new cost basis.  The amount of reduction is recorded in the income statement as a realized loss. A recovery from the adjusted cost basis is recognized as a realized gain only at sale.

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

9.

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

H.    Earnings Per Common Share  “EPS”

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the six months ended June 30, 2004 and 2003 was 29,415,154 and 29,334,668,respectively.  The dilution from the potential exercise of stock options outstanding did not change basic EPS.

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

13.

2.   INVESTMENTS

     There were no investments in any one issuer that aggregate 10% or more of Shareholder's Equity as of June 30, 2004.

The following information summarizes the components of net investment income:

	JJune 30, 2004 ((in thousands)	June 30,2003 (in thousands)
Fixed maturities	$136,035	$124,402
Common stocks	317	94
Short‑term investments	121	1,756
Other investment income	32,635	12,726
	169,108	138,978

Less investment expenses	3,043	3,329

Net investment income	$166,065	$135,649

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

The determination by the Company of which impairments of fixed maturity investments are other than temporary is governed by the Company’s Investment Policy.  Under the policy, the Company’s Investment Department has established a continuing procedure of regular review of the investment portfolio.  Whenever the market value of an investment declines below 80% of its cost basis or a perceived material event has occurred in the investment or the underlying issuer, that investment is added to an Initial Watch List.  Credit files are then created for that investment and one of the Company’s investment analysts prepares a research/credit report for the Investment Committee.  The Investment Committee then determines whether the condition of the investment merits placement of the investment on the Watch List.  Generally, investments are added to the Watch List, subject to the approval of the Investment Committee, upon the occurrence of one or more of the following events:  (i) a downgrade to either B1 by Moody’s or B+ by Standard and Poors; (ii) a downgrade to 5 or 6 by NAIC; or (iii) a decline in the equity market capitalization of an issuer by more than 30% of book value.  Each quarter, the Investment Committee reviews the Watch List to determine if an “other than temporary” write down in carrying value is warranted.  In making this determination, we consider numerous factors, including our intent to hold the investment to maturity, the severity and nature of the impairment, review of events that gave rise to the impairment, review of credit ratings, credit performance and business prospects of the issuer, any potential adverse changes in the regulatory environment, business climate or liquidity of the issuer and compliance by the issuer with statutory or debt covenants.

15.

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

NET UNREALIZED INVESTMENT (LOSSES) GAINS

For the Six Months ended June 30, 2004	Pre Tax Amount	Tax (Expense)/ Benefit (in thousands)	After-Tax Amount
Net unrealized losses on investment securities:

Net unrealized holding losses arising during year	(103,967)	(35,870)	(68,097)
Less: reclassification adjustment for gains
Realized in net income	12,702	4,382	8,320
Change related to deferred acquisition costs	15,616	5,388	10,228
Net unrealized investment losses	(75,649)	(26,100)	(49,549)

2003
Net unrealized gains on investment securities:

Net unrealized holding gains arising during year	204,227	61,268	142,959
Less: reclassification adjustment for losses
Realized in net income	(8,523)	(2,557)	(5,966)
Change related to deferred acquisition costs	(6,276)	(1,883)	(4,393)
Net unrealized investment gains	189,428	56,828	132,600

16.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost

	Six Months ended June 30,2004	Six Months ended June 30, 2003

Components of Net Periodic Benefit Cost

Service cost	$0	$347,056
Interest cost	338,542	376,844
Actual return on plan assets	(263,347)	(164,586)
Amortization of net (gain)/loss	62,649	88,498
Amortization of transition obligation	0	14,000
Net periodic benefit cost	$137,844	$661,812

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

PRESENTATION OF THE RESTATED FINANCIAL STATEMENTS

   Subsequent to the issuance of the Company’s June 30, 2004 financial statements, an error was discovered that impacted the amortization of the DAC with respect to deferred annuities.  Estimated gross profits for 2004 were misapplied in connection with the DAC amortization process for this business resulting in an understatement of amortization expense and a resultant overstatement of net income of $3.23 million or $.11 per share.  As a result, the balance sheet, income statement, statement of shareholders’ equity and cash flows have been restated from amounts previously reported.

17.

	2004 As Previously Reported	2004 As Restated
Balance Sheet At June 30:
Deferred policy acquisition costs	$ 126,220	$ 118,564
Deferred federal income taxes	7,777	5,134
Accumulated other comprehensive gain	35,915	35,659
Retained earnings	429,789	425,032
Statement of Income For Six Months Ended June 30:
Change in deferred policy acquisition costs	(1,388)	5,875
Income before taxes	53,920	46,657
Deferred taxes	(1,938)	(4,444)
Net Income	35,271	30,514
Earnings per common share, basic and diluted	1.20	1.04
Statement of Income For Three Months Ended June 30:
Change in deferred policy acquisition costs	(404)	4,520
Income before taxes	33,312	28,388
Deferred taxes	(1,549)	(3,248)
Net income	21,796	18,571
Earnings per common share, basic and diluted	.74	.63
Statement of Cash Flows For Six Months Ended June 30:
Net income	35,271	30,514
Benefit for deferred taxes	(1,938)	(4,444)
Deferred policy acquisition cost	(1,388)	5,875

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

18.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying condensed consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of June 30, 2004, and the related condensed consolidated statements of income, for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statement of stockholders' equity and cash flows for the six month period ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

August 10, 2004

(October 29, 2004 as to Note 8)

19.

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

      Executive Overview

Subsequent to the issuance of the Company’s June 30, 2004 financial statements, an error was discovered that impacted the amortization of DAC with respect to deferred annuities (See Note 8 to the condensed consolidated financial statements included in Part 1, Item 1).  As such, the restated earnings per share were $1.04 at June 30, 2004, as compared to earnings of $.54 per share at June 30, 2003. The accompanying Management’s Discussion and Analysis gives effect to that restatement.

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

20.

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

21.

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

22.

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

23.

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

The following table presents the amortized cost and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at June 30, 2004:

Less Than 12 Months			12 Months or More		Total
	Fair Value	Unrealizedd Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies

	315,842	14,158	96,028	11,422	411,870	25,580
Corporate Bonds	728,474	33,235	498,172	108,481	1,226,646	141,716
Preferred Stocks	39,912	2,666	9,322	1,507	49,234	4,173
Subtotal Fixed Maturities	1,084,228	50,059	603,522	121,410	1,687,750	171,469
Common Stock	14,979	437	0	0	14,979	437
Total Temporarily Impaired Securities	1,099,207	50,496	603,522	121,410	1,702,729	171,906

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

24.

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

Total Benefits and Expenses

Total benefits and expenses for the six months ended June 30, 2004 aggregated approximately $156.8 million, as compared to approximately $146.3 million for the six months ended June 30, 2003.  This represents an increase of $10.5 million from the first six months of 2004.  The reasons for this increase will be discussed below.

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

25.

Deferred Policy Acquisition Costs

The change in the net DAC for the six months ended June 30, 2004 resulted in a charge of approximately $5.9 million, as compared to a credit of approximately $5.4 million for the six months ended June 30, 2003. Such changes are due to (i) a small decrease in costs associated with product sales which have been deferred and (ii) to the effect of revisions to estimated gross profits on unamortized deferred acquisition costs which are reflected in the year such estimated gross profits are revised.

     Under applicable accounting rules (FASB 97), DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Company related to these assets increase, the amount and timing of amortization is accelerated.  In the first six months of 2003 the Company’s investment results led to a modest DAC amortization. In the first six months of 2004, the Company’s investment performance was substantially improved, resulting in a much larger DAC amortization.  (See also the discussion of Deferred Policy Acquisition Costs under Critical Accounting Policies below.)

     The amount of DAC amortization originally reported for the six months ended June 30, 2004 was understated due to a tabulation error in the worksheets used for determining DAC amortization.  This resulted in a corresponding overstatement of net income for the period of $3.23 million or $.11 per share.  The impact of this error is reflected in the table in Note 8 to Unaudited Condensed Consolidated Financial Statements.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $46.7 million for the six months ended June 30, 2004, as compared to an income of approximately $22.8 million for the six months ended June 30, 2003.

Income Taxes

Income tax expense was $16.1 million for the first six months of 2004 as compared to an income tax expense of approximately $6.9 million for the first six months of 2003.  This increase is primarily attributable to higher income before income taxes.

Net Income

For the reasons discussed above, the Company had net income of approximately $30.5 million during the six months ended June 30, 2004 and a net income of approximately $15.9 million during the six months ended June 30, 2003.

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

26.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $36.6 million and $3.2 million during the six months ended June 30, 2004 and 2003, respectively.  Net cash (used in)/provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(92.3) million, and $152.2 million during the six months ended June 30, 2004 and 2003, respectively.

27.

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

28.

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

29.

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

CONTRACTUAL  OBLIGATIONS  TABLE

	Payment Due By Period (in thousands)

Contractual Obligations

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Total

Long Term Debt Obligations				$100,000	$100,000

Policyholder Account Balance with Contractual Maturities (1)	$82,200	$129,500	$80,400	$141,300	$433,400

These liabilities are reflected within “Policyholder Account Balances” in the consolidated balance sheet, and amount to $332.9 Million as of June 30, 2004.  The difference between the recorded liability and the total payment amount on this chart reflects $100.5 Million of future interest to be credited.  In addition, as of June 30, 2004, we held $685 Million of reserves on life contingent contracts involving contractual payment dates – of which roughly 68% is held for life contingent payments and the balance is held for non-life contingent payments.  Most of the remaining policyholder liabilities ($2,673 Million) involve deferred annuity contracts, which are surrenderable at any time.  Approximately 77% of these obligations have surrender penalties.

Long-term debt obligations consist of $100 million, 7 7/8% senior notes due February 15, 2009.  See “Note 3 in Notes to the Consolidated Financials Statements” for additional discussion concerning both long-term and short-term obligations.

30.

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

31.

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

The reserves reflected in the Company's consolidated condensed financial statements are based upon the Company's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level

32.

premium method for all non‑interest‑sensitive products.  For all interest‑sensitive products the policy account value is equal to the accumulation of gross premiums plus interest credited less mortality and expense charges and withdrawals.  In determining reserves for its insurance and annuity products, the Company performs periodic studies to compare current experience for mortality, interest and lapse rates with expected experience in the reserve assumptions. Differences are reflected currently in earnings for each period.  The Company historically has not experienced significant adverse deviations from its assumptions.

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

33.

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

35.

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

35.

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

Date: November 9, 2004                                       /s/Herbert Kurz

                                                       ----------------------

                                                         Herbert Kurz

                                                                                         36.                    Chief Executive Officer

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

Date:November 9, 2004                       /s/Charles Snyder

              ----------------------

                                          Charles Snyder

                                          Treasurer and Principal Accounting Officer

37.

                                                                                             Exhibit 99.03

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q/A for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

38.

Exhibit 99.04

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q/A for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

39.