Form 10-Q
period 2004-09-30
PRESIDENTIAL LIFE CORP
filed 2004-11-09
CIK 80124

  FORM 10‑Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    X        NO

There were 29,357,368 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on November 9, 2004.

      INDEX

Part I ‑ Financial Information                                  Page No.

Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

  September 30, 2004 and December 31, 2003  ...................            3

      Condensed Consolidated Statements of Income (Unaudited)

      For the Nine Months Ended September 30, 2004 and 2003.........     4

Condensed Consolidated Statements of Income (Unaudited) - For

      the Three Months Ended September 30, 2004 and 2003............    5

Condensed Consolidated Statements of Shareholders'

Equity (Unaudited) ‑ For the Nine Months Ended

September 30, 2004 and 2003.....................................       6

Condensed Consolidated Statements of Cash Flows (Unaudited) ‑

For the Nine Months Ended September 30, 2004 and 2003..........          7

      Notes to Condensed Consolidated Financial Statements (Unaudited)              8‑17

Report of Independent Registered Public Accounting Firm.........            18

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations.........            19-33

Part II ‑ Other Information........................................            33

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8‑K

2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Cost of
$3,935,330 and $3,745,304,respectively)	$ 4,135,596	$3,890,407
Common stocks (Cost of $28,338 and
$31,271, respectively)	36,002	39,652
Mortgage loans	0	9,142
Real estate	415	415
Policy loans	18,004	18,262
Short-term investments	23,875	23,664
Other invested assets	338,734	323,139
Total Investments	4,552,626	4,304,681

Cash and cash equivalents	10,728	12,907
Accrued investment income	58,872	50,956
Amounts due from security transactions	628	1,196
Federal income tax recoverable	0	27,137
Deferred policy acquisition costs	97,563	108,713
Furniture and equipment, (net of accumulated depreciation of $1,433 and $1,389, respectively)	223	200
Amounts due from reinsurers	16,245	15,688
Other assets	4,780	5,094
Assets held in separate account	1,729	2,450
TOTAL ASSETS	$ 4,743,394	$ 4,529,022

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 3,202,609	$ 3,092,872
Future policy benefits:
Annuity	649,965	646,958
Life and accident and Health	65,973	65,425
Other policy liabilities	6,059	6,193
Total Policy Liabilities	3,924,606	3,811,448

Short-term note payable	50,000	50,000
Notes Payable	100,000	100,000
Federal income tax payable	3,737	0
Deferred federal income taxes	54,461	38,127
Deposits on policies to be issued	9,612	11,795
General expenses and taxes accrued	4,546	7,610
Other liabilities	24,619	18,827
Liabilities related to separate account	1,729	2,450
Total Liabilities	4,173,310	4,040,257

Commitments and Contingencies

Shareholders' Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding,
29,357,368 shares in 2004 and 29,334,668
shares in 2003	294	293
Accumulated other comprehensive gain	132,749	88,343
Retained earnings	437,041	400,129
Total Shareholders' Equity	570,084	488,765
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY	$ 4,743,394	$ 4,529,022

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
REVENUES:	2004	2003
Insurance Revenues:
Premiums	$8,401	$7,232
Annuity considerations	21,494	24,849
Universal life and investment type policy
fee income	2,290	2,283
Net investment income	251,628	207,383
Realized investment gains	13,160	6,329
Other income	506	1,234

TOTAL REVENUES	297,479	249,310

BENEFITS AND EXPENSES:
Death and other life insurance benefits	9,691	12,711
Annuity benefits	54,954	53,633
Interest credited to policyholders' account
balances	122,753	120,400
Interest expense on notes payable	7,265	7,248
Other interest and other charges	631	541
Increase in liability for future policy benefits	2,422	8,485
Commissions to agents, net	8,392	9,760
General expenses and taxes	13,320	10,339
Change in deferred policy acquisition costs	8,541	(5,985)

TOTAL BENEFIT AND EXPENSES	227,969	217,132

Income before income taxes	69,510	32,178

Provision (benefit) for income taxes
Current	31,356	8,148
Deferred	(7,305)	1,582
	24,051	9,730

NET INCOME	$45,459	$22,448

Earnings per common share, basic and diluted	$ 1.55	$ .77

Weighted average number of shares outstanding
During the period, basic	29,344,209	29,334,668

Weighted average number of shares outstanding
During the period, diluted	29,444,050	29,351,331

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
REVENUES:	2004	2003
Insurance Revenues:
Premiums	$3,533	$2,698
Annuity considerations	3,796	6,339
Universal life and investment type policy
fee income	707	914
Net investment income	85,563	71,734
Realized investment gains	458	(2,194)
Other income	(58)	(46)

TOTAL REVENUES	93,999	79,445

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,672	2,946
Annuity benefits	18,257	18,049
Interest credited to policyholders' account
balances	41,270	40,736
Interest expense on notes payable	2,425	2,376
Other interest and other charges	210	329
Increase in liability for future policy benefits	(3,503)	217
Commissions to agents, net	2,690	2,163
General expenses and taxes	3,459	3,834
Change in deferred policy acquisition costs	2,667	(611)

TOTAL BENEFIT AND EXPENSES	71,147	70,039

Income before income taxes	22,852	9,406

Provision (benefit) for income taxes
Current	10,769	(1,028)
Deferred	(2,862)	3,879
	7,907	2,851

NET INCOME	$14,945	$6,555

Earnings per common share, basic and diluted	.51	.22

Weighted average number of shares outstanding
During the period, basic	29,357,368	29,334,668

Weighted average number of shares outstanding
During the period, diluted	29,501,438	29,418,466

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                         (in thousands except shared data)

                                    (unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2003	$ 293	$ 0	$380,577	$ 17,820	$398,691

Comprehensive Income:

Net Income			22,448		22,448

Transition Adjustment				(3,639)	(3,639)

Net Unrealized
Investment Gains				72,094	72,094

Comprehensive Income					90,903

Dividends Paid to Shareholders ($.10 per share)			(8,799)		(8,799)

Balance at September 30, 2003	$ 293	$ 0	$394,226	$86,275	$480,794

Balance at January 1, 2004	$ 293	$ 0	$ 400,129	$ 88,343	$488,765

Comprehensive Income:

Net Income			45,459		45,459

Transition Adjustment				(2,967)	(2,967)

Net Unrealized Investment Gains				47,373	47,373

Comprehensive Income					89,865

Issuance of Shares Under stock option plan	1		247		248

Dividends paid to Shareholders ($.10 per share)			(8,794)		(8,794)

Balance at September 30, 2004	$ 294	$ 0	$ 437,041	$ 132,749	$ 570,084

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

6.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
	2004	2003
OPERATING ACTIVITIES:
Net Income	$45,459	$22,448
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(7,305)	1,582
Depreciation and amortization	745	604
Net accrual of discount on fixed maturities	(19,819)	(19,575)
Realized investment (gains) losses	(13,159)	(6,329)
Changes in:
Accrued investment income	(7,916)	(5,919)
Deferred policy acquisition cost	8,541	(5,985)
Federal income tax recoverable	27,137	7,790
Liability for future policy benefits	3,555	5,205
Other items	422	1,239

Net Cash Provided By Operating Activities	37,660	1,060

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(452,860)	(990,288)
Maturities, calls and repayments	268,968	499,939
Sales	20,844	406,919
Common Stocks:
Acquisitions	(17,934)	(25,548)
Sales	24,161	13,502
Increase (decrease) in short-term investments and policy loans	47	279,929
Other Invested Assets:
Additions to other invested assets	(56,988)	(121,352)
Distributions from other invested assets	57,689	54,572
Mortgage loan on real estate	11,080	128
Amount due to security transactions, net	12,950	7,243

Net Cash (Used In)/Provided By In Investing Activities	(132,043)	125,044

FINANCING ACTIVITIES:
Proceeds from dollar repurchase agreements	0	1,057,901
Repayment of dollar repurchase agreements	0	(1,320,419)
Increase in policyholders' account balances	109,737	158,322
Bank overdrafts	(6,805)	0
Deposits on policies to be issued	(2,183)	(71)
Issuance of common stock	247	(4,160)
Dividends paid to shareholders	(8,792)	(8,799)

Net Cash Provided By/(Used In) Financing Activities	92,204	(117,226)

(Decrease)/Increase in Cash and Cash Equivalents	(2,179)	8,878
Cash and Cash Equivalents at Beginning of Year	12,907	13,101

Cash and Cash Equivalents at End of Period	$10,728	$21,979
			$ (2,512)
Supplemental Cash Flow Disclosure:

Income Taxes Paid	$16,563	$359

Interest Paid	$8,369	$8,664

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

B. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and with the requirements of Form 10‑Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Management believes that, although the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2003.

   We manage and report our business as a single segment in accordance with the provisions of FAS 131, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Our insurance subsidiary, PLIC, has historically generated in excess of 95% of our consolidated revenues and our reported profit or loss.  In addition, PLIC is our only subsidiary which has assets in excess of 10% of the consolidated assets of the Company.  Therefore, only PLIC meets the quantitative thresholds of a reportable segment.  Although PLIC writes life and annuity business, the nature of these products are sufficiently similar to permit their aggregation.  More than 80% of our life insurance products are single premium universal life policies, which bear substantially all the attributes of our single premium deferred annuity products.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility, with overlapping administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both PLIC and its independent agents sell these products under single licenses issued by various state insurance departments.  Under these circumstances, the applicable provisions of FAS 131 permit aggregation as a single operating segment.

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

8.

Other invested assets which are recorded using the equity method, represents interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership's operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value. Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of September 30, 2004.  As of September 30, 2004, the Company was committed to contribute, if called upon, an aggregate of approximately $101.6 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.

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

The Company's investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Accumulated depreciation amounted to $206,800 and $206,800 at September 30, 2004 and 2003, respectively, and both buildings are fully depreciated and have no depreciation expense.

Deferred Policy Acquisition Costs

The costs of acquiring new business (principally commissions, certain underwriting, agency and policy issue expenses), all of which vary with the production of new business, have been deferred.  When a policy is surrendered, the remaining unamortized cost is written off.  Deferred policy acquisition costs are subject to recoverability testing at time of policy issue and loss recognition testing at the end of each year.

9.

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

Deferred policy acquisition costs are amortized over periods ranging from 15 to 25 years for universal life products and investment‑type products as a constant percentage of estimated gross profits arising principally from surrender charges and interest and mortality margins based on historical and anticipated future experience, updated regularly.  The effects of revisions to reflect actual experience on previous amortization of deferred policy acquisition costs, subject to the limitation that the accrued interest on the deferred acquisition costs balance may not exceed the amount of amortization for the year, are reflected in earnings in the period estimated gross profits are revised.  For that portion of the business where acquisition costs are not deferred, (i.e, medical stop loss business) management believes the expensing of policy acquisition costs is immaterial.

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

H.      Earnings Per Common Share  “EPS”

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the nine months ended September 30, 2004 and 2003 was 29,444,050 and 29,351,331, respectively.  The dilution from the potential exercise of stock options outstanding did not change basic EPS.

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

10.

In March 2004, the Emerging Issues Task Force ("EITF") reached further consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and
Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An
EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for
Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company has complied with the disclosure requirements of EITF
03-1 which were effective December 31, 2003. The accounting guidance of EITF
03-1 relating to the recognition of investment impairment, which was to be effective in the third quarter of 2004 has been delayed pending the development of additional guidance. The Company is actively monitoring the deliberations relating to this issue at the Financial Accounting Standards Board ("FASB") and
currently is unable to determine the impact of EITF 03-1 on its unaudited interim condensed consolidated financial statements.

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

11.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (²FIN 46²). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities entered into prior to February 1, 2003, FIN 46 is effective for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation, No. 46 Consolidation of Variable Interest Entities. This FSP provides a deferral of interests held by public entities in a variable interest entity or potential variable interest entity until the end of the first interim or annual period after December 15, 2003, if (a) the variable interest entity was created before February 1, 2003 and (b) the public entity has not issued financial statements reporting the variable interest entity that was created before February 1, 2003, in accordance with FIN 46, other than in the disclosure required by FIN 46. The FSP was effective for financial statements issued after October 9, 2003. The adoption of FIN 46 for variable entities created after February 1, 2003 did not have an impact on the consolidated financial statement of the company as of December 31, 2003. The adoption of the provision of FSP FIN 46-6, which is effective for the Company on March 31, 2004, had no impact on the Company’s consolidated financial statements.

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

2.    INVESTMENTS

     There were no investments in any one issuer that aggregate 10% or more of Shareholder's Equity as of September 30, 2004.

The following information summarizes the components of net investment income:

	September 30, 2004 (in thousands)	September 30,2003 (in thousands)
Fixed maturities	$205,511	$193,717
Common stocks	541	285
Short‑term investments	206	1,776
Other investment income	50,063	16,643
	256,321	212,421

Less investment expenses	4,693	5,038

Net investment income	$251,628	$207,383

13.

As of September 30, 2004 and 2003 there were thirty-two fixed maturity investments with an aggregate carrying value of $223.3 million and forth-four fixed maturity investments with an aggregate carrying value of $227.1 million respectively, in the accompanying balance sheet which were non-income producing.  Eighteen of these fixed maturity investments in 2004 and eighteen in 2003 with an aggregate carrying value of $217.6, and $214.1 respectively, are defeased with U.S Treasuries in an amount sufficient to insure full payment of principal.

The following table presents the amortized cost and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at September 30, 2004:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies

	119,221	1,754	192,992	11,546	312,213	13,300
Corporate Bonds	242,673	11,150	566,005	86,111	808,678	97,261
Preferred Stocks	25,751	472	11,684	646	37,435	1,118
Subtotal Fixed Maturities	387,645	13,376	770,681	98,303	1,158,326	111,679
Common Stock	16,273	478	0	0	16,273	478
Total Temporarily Impaired Securities	403,918	13,854	770,681	98,303	1,174,599	112,157

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by September 30, 2004.

	Gross Unrealized Losses	% Of Total	Gross Unrealized Losses For Principal Protected Notes	% of Total	Gross Unrealized Losses Net of Principal Protected Notes	% of Total
	(in thousands)
Less than twelve months	13,376	11.98	0	0	13,376	27.42
Twelve months or more	98,303	88.02	62,886	100.00	35,417	72.58
Total	111,679	100.00	62,886	100.00	48,793	100.00

The principal protected notes described in this Note to the condensed consolidated financial ftatements consist of a variable rate coupon bond secured by AAA-rated zero coupon bonds.  The bond collateral is deposited into a trust account (trustees includes The Bank of New York, JP Morgan, U.S. Trust Company and State Street Bank).  The bond collateral accretes to par value at maturity of the principal protected notes, thus defeasing the notes and insulating the Company from any negative credit events that might interfere with the repayment of principal.

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

14.

       The Company’s investments are primarily concentrated in a variety of fixed income securities that are exposed to a combination of credit risk and interest rate risk, each of which can impact fluctuations in overall market valuation.  During the third quarter of 2004, the portfolio experienced an increase in market value caused by a significant decline in interest rates, as the 10-year Treasury yield rose from 4.58% on June 30, 2004 to 4.12% on September 30, 2004.  This represented an increase in the market value of the benchmark 10-year Treasury of approximately 3 5/8 points or 3.6% of total value.  The 30-year Treasury yield increased from 5.29% to 4.89% during the same period, representing an increase in market value of approximately 5 7/8 points or 5.81% of total value.  Given the strength of the overall economic recovery and the announced policies of the U.S. Federal Reserve, the Company anticipates a gradual rise in interest rates over the coming quarters of 2004 and 2005.  Federal Reserve policies will tend to have a greater impact on the short-end of the Treasury yield curve, and, as a result, we anticipate that the Treasury yield curve will flatten over time.  This rise in overall interest rates may have a negative impact on the market valuation of the fixed income portfolio of the Insurance Company.  The Company’s book value will generally increase when interest rates decrease and decrease when interest rates increase.  The book value per share at September 30, 2004 and December 31, 2003 was $19.42 and $16.66, respectively, reflecting the change in interest rates.

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

3.   NOTES PAYABLE

Notes payable at September 30, 2004 and 2003 consist of $100 million, 7 7/8% Senior Notes (Senior Notes) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the effective interest method over the term of the notes.  As of September 30, 2004, unamortized costs were $1.0 million.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $3.0 million recorded in accumulated other comprehensive income as of September 30, 2004, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company reclassifies the deferred loss from a liability to accumulated other comprehensive income over the term of the notes.  The Company expects to reclassify approximately $672,000 into earnings for the year 2004.

15.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of September 30, 2004, the Company believes that it is in compliance with all of the covenants.

The short-term note payable relates to a bank line of credit in the amount of $50,000,000 and provides for interest on borrowings based on market indices.  At September 30, 2004 and 2003 the Company had $50,000,000 and $50,000,000 outstanding, respectively. The line of credit was renewed on April 22, 2004 for a period of one year with The Bank of New York.

4.   SHAREHOLDERS' EQUITY

     During 2004, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

NET UNREALIZED INVESMENT GAINS

For the Nine Months ended September 30, 2004:	Pre Tax Amount	Tax (Expense)/ Benefit (in thousands)	After-Tax Amount
Net unrealized gains on investment securities:

Net unrealized holding gains arising during year	82,781	28,559	54,222
Less: reclassification adjustment for gains
realized in net income	(13,160)	(4,541)	(8,619)
Change related to deferred acquisition costs	2,703	933	1,770
Net unrealized investment gains	72,324	24,951	47,373

For the Nine Months ended September 30, 2003:
Net unrealized gains on investment securities:

Net unrealized holding gains arising during year	116,933	35,080	81,853
Less: reclassification adjustment for gains
realized in net income	(6,329)	(1,899)	(4,430)
Change related to deferred acquisition costs	(7,613)	(2,284)	(5,329)
Net unrealized investment gains	102,991	30,897	72,094

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost

	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003

Components of Net Periodic Benefit Cost

Service cost	$0	$520,584
Interest cost	500,433	565,266
Actual return on plan assets	(396,042)	(246,879)
Amortization of net (gain)/loss	83,382	132,747
Amortization of transition obligation	0	21,000
Net periodic benefit cost	$187,773	$992,718

16.

      Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to fully fund the plan to effect the expected termination of the plan during the second half of 2004 and estimates the requirement to fully fund the Plan, prior to termination, to be $2 million.  As of February 18, 2004 the plan was closed to new entrants, accrual of any future benefits terminated and the plan was “frozen”.  On September 8, 2004 the Board of Directors passed a resolution that terminates the plan effective November 30, 2004.  As of September 30, 2004, $ 4.33 million of contributions have been made.

7.    INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards and (c) a valuation allowance.

The valuation allowance relates principally to investment write downs recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to the uncertainty associated with their realizability for income tax purposes.  The Company's effective tax rate for each of the nine months ended September 30, 2004 and 2003 was 34.6% and 30.2%, respectively.  The increase in the effective rate was due to the Company’s utilization of loss carry-backs during 2003.

8.   COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of September 30, 2004 the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

17.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying condensed consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of September 30, 2004, and the related condensed consolidated statements of income, for the three-month and nine-month periods ended September 30, 2004 and 2003 and the condensed consolidated statements of stockholders' equity and cash flows for the nine month period ended September 30, 2004 and 2003.  These financial statements are the responsibility of the Company's management.

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

November 9, 2004

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

      Executive Overview

Our earnings per share were $1.55 at September 30, 2004, as compared to earnings of $.77 per share at September 30, 2003.  Our results in the third quarter reflected a continuation of our year-to-year increase in investment income.  Our total revenues at September 30, 2004 were $297.5 million, as compared to $249.3 million at September 30, 2003.

The Company’s improved performance in the first three quarters of 2004 results primarily from the improved investment yield of our investment portfolio and our continuing efforts to reduce expenses and to reduce credit risk in our portfolio.

The results for the third quarter benefited from exceptional returns from investments in certain limited partnerships.  Under prescribed accounting rules, such returns are deemed to be investment income as opposed to investment gains even though the recurrence of such returns is not predictable.

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

For the first three quarters of 2004, the impact of the downgrades did not have a material impact on the financial statements of the Company.  The reduction in sales was primarily attributable to management’s intention to preserve and build the Insurance Company’s capital and surplus ratios.  Surrenders of the Company’s annuity products continue to remain below 5% of the surrenderable annuities and have not had a material impact on the Company’s consolidated financial statements.

      Results of Operations

Comparison of nine months ended September 30, 2004 compared to the same period in 2003.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased to approximately $29.9 million for the nine months ended September 30, 2004 from approximately $32.1 million for the nine months ended September 30, 2003, a decrease of approximately $2.2 million.  Of this amount, annuity considerations decreased to approximately $21.5 million for the nine months ended September 30, 2004 from approximately $24.8 million for the nine months ended September 30, 2003 a decrease of approximately $3.3 million.  In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances. Based on statutory accounting, revenue from sales of single premium annuities were approximately $171.7 million and approximately $189.1 million during the nine months ended September 30, 2004 and September 30, 2003, respectively. The decrease is in line with management’s intent to preserve and build the Insurance Company’s capital and surplus ratios.

Policy Fee Income

Universal life and investment type policy fee income was approximately $2.3 million for the nine months ended September 30, 2004, as compared to approximately $2.3 million for the nine months ended September 30, 2003.

22.

Net Investment Income

Net investment income totaled approximately $251.6 million during the first nine months of 2004, as compared to approximately $207.4 million during the first nine months of 2003.  This represents an increase of approximately $44.2 million.  This increase is due principally to the increase in income from other invested assets of approximately $48.4 million during the first nine months of 2004, as compared to approximately $14.8 million during the first nine months of 2003 and from an increase in income on fixed maturities from September 30, 2003 of approximately $11.8 million.  The Company's ratio of net investment income to average cash and invested assets less net investment income for the periods ended September 30, 2004 and September 30, 2003 was approximately 7.75% and 6.87%, respectively.

Net Realized Investment Gains and Losses

Realized investment gains amount to approximately $13.2 million during the first nine months of 2004, as compared to approximately $6.3 million during the first nine months of 2003.  Realized investment gains and losses for the nine months ended September 30, 2004 and 2003 respectively, include realized investment losses or writedowns of approximately $4.6 million and $28.4 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio.  Investment securities with unrealized losses are placed on an internal watch list and are carefully evaluated to determine whether such losses are other than temporary.  Evaluations of watch list securities are monitored on an ongoing basis.  Various criteria are utilized in the evaluation of the financial performance of the issuer, including capital structure, debt maturities, earnings trends, asset quality, industry trends, regional and economic trends and specific events including: a) company specific event, such as missed interest payments, accounting issues, gain or loss of major revenue generating contract(s), significant change in availability and cost of raw material or labor; and, b) specific market-driven events such as dramatic changes in interest rates or geo-political events. The result of this analysis is then evaluated in the context of the Company’s intent to hold investments to maturity barring any significant adverse change in credit conditions, as well as the Company’s need for liquidity.

When impairments are determined to be other than temporary, the Company adjusts the book value to reflect the fair value, as appropriate, on a quarterly basis and are recorded in the income statement.  Realized investment gains (losses) also result from sales of certain equities and convertible securities, and calls and sales of fixed maturity investments in the Company's investment portfolio.

The following table presents the amortized cost and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at September 30, 2004:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies

	119,221	1,754	192,992	11,546	312,213	13,300
Corporate Bonds	242,673	11,150	566,005	86,111	808,678	97,261
Preferred Stocks	25,751	472	11,684	646	37,435	1,118
Subtotal Fixed Maturities	387,645	13,376	770,681	98,303	1,158,326	111,679
Common Stock	16,273	478	0	0	16,273	478
Total Temporarily Impaired Securities	403,918	13,854	770,681	98,303	1,174,599	112,157

23.

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by September 30, 2004.

	Gross Unrealized Losses	% Of Total	Gross Unrealized Losses For Principal Protected Notes	% of Total	Gross Unrealized Losses Net of Principal Protected Notes	% of Total
	(in thousands)
Less than twelve months	13,376	11.98	0	0	13,376	27.42
Twelve months or more	98,303	88.02	62,886	100.00	35,417	72.58
Total	111,679	100.00	62,886	100.00	48,793	100.00

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

     As of September 30, 2004, the Company had approximately $311 million of gross unrealized gains in fixed maturities.

Total Benefits and Expenses

Total benefits and expenses for the nine months ended September 30, 2004 aggregated approximately $228.0 million, as compared to approximately $217.1 million for the nine months ended September 30, 2003.  This represents an increase of $10.9 million from the first nine months of 2004.  The reasons for this increase will be discussed below.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $190.5 million for the nine months ended September 30, 2004, as compared to approximately $195.8 million for the nine months ended September 30, 2003.  This represents a decrease of $5.3 million.

     The Insurance Company's average credited rate for reserves and account balances for the nine months ended September 30, 2004 and 2003 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.

24.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $7.3 million for the nine months ended September 30, 2004, and approximately $7.2 million for the nine months ended September 30, 2003.

General Expenses, Taxes and Commissions

     General expenses, taxes and commissions to agents totaled approximately $21.7 million for the nine months ended September 30, 2004, as compared to approximately $20.1 million for the nine months ended September 30, 2003.  This represents an increase of approximately $1.6 million.  The increase principally is attributable to an additional $2 million pension plan contribution the Company made in the second quarter of 2004 and the termination of the Company’s key-man policy which caused a savings of approximately $600 thousand in the first quarter of 2003.

Deferred Policy Acquisition Costs

The change in the net DAC for the nine months ended September 30, 2004, resulted in a charge of approximately $8.5 million, as compared to a credit of approximately $6.0 for the nine months ended September 30, 2003.  Parts of such changes are due to the costs associated with product sales, which have been deferred (accounting for a credit of approximately $8.3 million in the first nine months of 2004 and $8.3 million in the first nine months of 2003.) Another portion of such changes are due to amortization of the DAC on deferred annuity business, which reflects the impact that changes in estimated gross profits have on these unamortized deferred acquisition costs, which are reflected in the year such estimated gross profits are revised.  Such changes accounted for a charge of approximately $12.8 million in the first nine months of 2004 and a credit of approximately $1.2 million in the first nine months of 2003.  The balance is due to the amortization of the DAC for the remainder of the business (accounting for a charge of approximately $4.0 million for the first nine months of 2004 and a charge of approximately $3.5 million for the first nine months of 2003).

      Under applicable accounting rules (FASB 97), DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Company related to these assets increase, the amount and timing of amortization is accelerated.  In 2001 and 2002, the Company had significant realized investment losses, leading to substantially increased credits against DAC amortization in those years.  In the first nine months of 2004, the Company’s investment performance was substantially improved from the prior years, resulting in a much-reduced credit against DAC amortization.  (See also the discussion of Deferred Policy Acquisition Costs under Critical Accounting Policies below.)

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $69.5 million for the nine months ended September 30, 2004, as compared to an income of approximately $32.2 million for the nine months ended September 30, 2003.

Income Taxes

Income tax expense was $24.1 million for the first nine months of 2004 as compared to an income tax expense of approximately $9.7 million for the first nine months of 2003.  This increase is primarily attributable to higher income before income taxes.

Net Income

For the reasons discussed above, the Company had net income of approximately $45.5 million during the nine months ended September 30, 2004 and a net income of approximately $22.4 million during the nine months ended September 30, 2003.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from

25.

the Insurance Company.  During the third quarter of 2004, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share payable on October 1, 2004.  During the first nine months of 2004 the Company did not purchase or retire any shares of common stock.

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

     The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to its parent company. During the first nine months of 2004 and 2003, the Insurance Company paid no dividends to the Company.

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

26.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $37.7 million and $1.1 million during the nine months ended September 30, 2004 and 2003, respectively.  Net cash (used in)/provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(132.0) million, and $125.0 million during the nine months ended September 30, 2004 and 2003, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  In addition, as previously discussed, the Company no longer participates in dollar roll repurchase agreements, which are considered to be a financing activity.  Net cash provided by (used in) the Company's financing activities amounted to approximately $92.2 million and $(117.2) million during the nine months ended September 30, 2004 and 2003, respectively.  This fluctuation is primarily attributable to higher policyholder account balances and lower levels in deposits of policies to be issued at September 30, 2004.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately .50% and ..52% as of September 30, 2004 and December 31, 2003, respectively).  The effective duration of the Company's debt portfolio was approximately 8.22 years as of September 30, 2004.  The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors.  Fixed maturity investments available for sale represent investments, which may be sold in response to changes in various economic conditions.

27.

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

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of September 30, 2004 and December 31, 2003, approximately 6.8% and 7.4%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company maintains a portfolio, which includes below investment grade fixed maturity debt securities, which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of September 30, 2004 and December 31, 2003, the carrying value of these securities was approximately $359.5 million and $328.8 million, respectively, (representing approximately 7.6% and 7.3% of the Company's total assets, respectively).

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

As of September 30, 2004, approximately 7.4% of the Company's total invested assets were invested in limited partnerships.  Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets."  See "Note 2 to the Notes to Consolidated Financial Statements."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $101.6 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. $12.3 million in commitments will expire in 2004, $12.4 million in 2005, $38.5 million in 2006, $28.4 million in 2007 and $10.0 million in 2009.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

28.

As previously discussed, the Company no longer participates in "dollar roll" repurchase agreements.  There were no outstanding repurchase agreements at September 30, 2004 and December 31, 2003, respectively.

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

      Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of September 30, 2004.

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

      There were no capital expenditures during the first nine months of 2004 and no outstanding commitments as of September 30, 2004.

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

CONTRACTUAL OBLIGATIONS TABLE

	Payment Due By Period (in thousands)

Contractual Obligations

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Total

Long Term Debt Obligations				$100,000	$100,000

Policyholder Account Balance with Contractual Maturities (1)	$157,800	$275,400	$218,300	$1,320,200	$1,971,700

(1)   These liabilities are reflected within “Policyholder Liabilities” in the consolidated balance sheet, and amount to $1,006.1 Million as of September 30, 2004.  The difference between the recorded liability and the total payment amount is $965.6 Million and is comprised of (i) future interest to be credited and (ii) the effect of mortality discount for those payments that are life contingent.  Most of the remaining policyholder liabilities ($2,717.7 Million) involve deferred annuity contracts, which are contractually surrenderable at any time.  Approximately 78% of these obligations have surrender penalties.  These surrender charges, along with those contracts that involve contractual maturities, help to mitigate the asset/liability management process.  (See discussion under Liquidity and Capital Resources Section.)

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

30.

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

31.

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

The reserves reflected in the Company's condensed consolidated financial statements included herein are calculated based on GAAP and differ from those specified by the laws of the various states in which the Insurance Company does business and those reflected in the Insurance Company's statutory financial statements.  These differences arise from the use of different mortality and morbidity tables and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level premium reserve method on all insurance business.

The reserves reflected in the Company's condensed consolidated financial statements are based upon the Company's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all non‑interest‑sensitive products.  For all interest‑sensitive products the policy account value is equal to the accumulation of gross premiums plus interest credited less mortality and expense charges and withdrawals.  In determining reserves for its insurance and annuity products, the Company performs periodic studies to compare current experience for mortality, interest and lapse rates with expected experience in the reserve assumptions. Differences are reflected currently in earnings for each period.  The Company historically has not experienced significant adverse deviations from its assumptions.

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

During 2003, the actuarial assumptions used in the calculation of the Company's projected benefit obligation include the expected rate of compensation increases of 3.00%, a discount rate of 6.00% and an expected return on assets of 5.50%.  The projected benefit obligation at September 30, 2004 is $10.6 million.

32.

In February 2004, in contemplation of a voluntary termination of the Presidential Life Insurance Company Employees’ Retirement Plan, the Company adopted a resolution, which "froze" the Plan as of February 18, 2004.  This closed the Plan to new entrants and terminated the accrual of any future benefits under the Plan after such date.  In addition to freezing the Plan, the Company approved a resolution to utilize 1971 Group Mortality Tables and a seven percent (7%) investment yield for use in computing actuarial calculations.  On September 8, 2004 the Board of Directors passed a resolution that terminates the Plan effective November 30, 2004, subject to the provisions set forth in ERISA.  The net assets of the Plan will be allocated for payment of plan benefits to the participants in an order of priority determined in accordance with ERISA, applicable regulations thereunder and the Plan Document.  The Company anticipates the full distribution of Plan’s assets to take place in December 2004.

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

PART II ‑ OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of September 30, 2004 the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8‑K

a)  Exhibits

None

b)  Reports on Form 8‑K

During the quarter ended September 30, 2004, the Company did not file a current report on Form 8-K.

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

I have reviewed this quarterly report on Form 10Q of Presidential Life Corporation;

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

                                                       - ----------------------

                                       Herbert Kurz

                                       Chief Executive Officer

35.

Exhibit 99.02

Certification of Principal Financial Officer

       Pursuant to Exchange Act Rule 13a-15f

I, Charles Snyder, Principal Financial Officer and Treasurer of Presidential Life Corporation certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Presidential Life Corporation;

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

Date:November 9, 2004                            /s/Charles Snyder

                                                                                                                                       - ----------------------

                 Charles Snyder

                                          Treasurer and Principal Accounting Officer

36.

                                                                                             Exhibit 99.03

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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