Form 10-K
period 2004-12-31
PRESIDENTIAL LIFE CORP
filed 2005-03-31
CIK 80124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C  20549

Form 10-K

[X]             ANNUAL REPORT PURSUANT TO SECITON 13 OR 15 (d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

                                   [  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

                                                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from …………………………….. to ……………………………………….

Commission File Number 0-5486

Presidential Life Corporation

(Exact name of registrant as specified in its charter)

                                  Delaware                                                                                        13-2652144

(State or other jurisdiction of incorporation or organization)            (I.R.S Employer Identification Number)

69 Lydecker Street, Nyack, New York                                                                                        10960

         (Address of principal executive offices)                                                             (Zip code)

(845) 358-2300

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                                                Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:

                                Common Stock, par value $.01 per share

                                                       Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X}

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                             [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 30, 2005 was approximately $ 477,139,699 based upon the average bid and ask prices of such stock on that date.

The number of shares outstanding of the Registrant’s common stock as of March 30, 2005 was 29,362,443.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the definitive proxy statement to be used in connection with the registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.  Other documents incorporated by reference into this Form 10-K are listed in the Exhibit Index.

Explanatory Note

                This Annual Report reflects the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2002 and December 31, 2003 to consolidate the financial statements of the issuers of certain principal protected note investments made by the Company and to apply the provisions of EITF 99-20Recognition of Interest Income and Impairment on Purchased and retained Beneficial Interest in Securitized Financial Assets in accounting for the variable income notes now included as separate investments in the Company’s financial statements as a result of the restatement,  and the remaining principal protected notes for which the financial statements of the related issuers have not been consolidated.  These corrections resulted in significant changes in DAC amortization and deferred income taxes.  The restatement of the 2002 financial statements also incorporates the cumulative impact as an adjustment to the opening balance of retained earnings for 2002 of the restatement from the dates of purchase of such principal protected note investments, which range from 1995 to 1999.  The impact of the restatement on the Company’s Consolidated Financial Statements is set forth in this Annual Report on Form 10-K under “Item 7:  Management Discussion and Analysis of Results of Operations and Financial Condition-Executive Summary” and Note 12 to Notes to Consolidated Financial Statements.

PART 1

ITEM 1.                BUSINESS

General

                Presidential Life Corporation (the “Corporation” or “Company”) is an insurance holding company that, through its wholly-owned subsidiary, Presidential Life Insurance Company (the “Insurance Company”), operates principally in a single reporting segment with two primary operating segments – individual annuities and individual life insurance.  Unless the context otherwise requires, the “Corporation” shall be deemed to include Presidential Life Corporation and its subsidiaries.  The Corporation was founded in 1969 and, through the Insurance Company and the Insurance Company’s subsidiary, The Central National Life Insurance Company of Omaha (“CNL”), is licensed to market its product in 49 states and the District of Columbia.  Approximately 48.4% of the Insurance Company’s 2004 sales of annuity and life insurance products were made to individuals residing in the State of New York.

Products

The Insurance Company currently emphasizes the sale of a variety of single premium and flexible premium annuity products.  Each of these products is designed to meet the needs of increasingly sophisticated consumers for supplemental retirement income and estate planning.

Due to the competitive nature of the term, whole life and universal life insurance business and the negative impact of that competition on profits from such business, management decided to exit the traditional life market as of March 1, 2004 for at least so long as such market conditions prevail.  The Insurance Company will continue to service the inforce business and continue to issue the more profitable graded benefit life product.

                For financial statement purposes, revenues from the sale of ordinary life insurance and annuity contracts with life contingencies are treated as revenues whereas the sale of annuity contracts without life contingencies, deferred annuities and universal life insurance products are reported as additions to policyholder’s account balances.

Annuity Business

                Industry-wide sales of annuity products have experienced strong growth in recent years.  Annuities currently enjoy an advantage over certain other savings mechanisms because the annuitant receives a tax-deferred accrual of interest on his or her investment.

                Single Premium Annuity products require a one-time lump sum premium payment.  During the accumulation period, the accrual of interest is on tax-deferred basis to the annuitant.

                Single Premium Deferred Annuities (“SPDAs”) provide for a single premium at time of issue, an accumulation period and an annuity payout period at some future date.  During the accumulation period, the Insurance Company credits the account value of the annuitant with earnings at a current interest rate that is guaranteed for periods ranging from one to six years, at the annuitants option, and that, thereafter, is subject to change based on market and other conditions.  Each contract also has a minimum guaranteed rate.  The accrual of interest during the accumulation period is on a tax-deferred basis to the annuitant.  After the number of years specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity as a single payment, a specified income for life, or a specified income for a fixed number of years.  The annuitant is permitted at any time during the accumulation period to withdraw all or part of the single premium paid plus the amount

2.

credited to his or her account.  Any such withdrawal, however, typically is subject to a surrender charge during the early years of the annuity contract.

All of the Insurance Company’s deferred annuity products provide minimum interest rate guarantees.  These minimum guaranteed rates range from 3.0% to 5.5% annually and the contracts (except for immediate contracts) are designed to permit the Insurance Company to change the crediting rates annually after the initial guarantee period subject to the minimum guarantee rate.  The Insurance Company takes into account the profitability of its annuity business and its relative competitive position in the marketplace in determining the frequency and extent of changes to the interest-crediting rate.

                The Insurance Company’s deferred annuity products are designed to encourage persistency by incorporating surrender charges that exceed the cost of issuing the policy.  An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years after purchase of the annuity without incurring significant penalties in the form of surrender charges.  As of December 31, 2004, approximately 73.6% of the Insurance Company’s deferred annuity contracts inforce (measured by reserves) are subject to surrender charges.

Single Premium Immediate Productsguarantee a stream of payments, which begin immediately and continue for the life of the annuitant (known as an immediate annuity) or for a specified period of time (known as immediate income annuity).  In an immediate annuity, the payment may be guaranteed for a period of time (typically five to twenty years).  If the annuitant dies during the guarantee period, payments will continue to be made to the annuitant’s beneficiary for the balance of the guarantee period.  Immediate annuities differ from deferred annuities in that they generally provide for payments that begin immediately and are not subject to surrender or loan.  The implicit interest rate on immediate annuities is based on market conditions that exist at the time the annuity is issued and is guaranteed for the term of the annuity.

Other Annuity Productsinclude Structured Settlement Annuities, Flexible Premium Annuities, and Group Terminal Funding Annuities.  Structured Settlement Annuities provide an alternative to a lump-sum payment or settlement in the case of a lottery or a personal injury case, as the case may be, and generally are purchased by state lottery agencies for the benefit of the lottery winner or by the property and casualty insurance companies for the benefit of the injured claimant with the benefits scheduled over a fixed period and/or for the life of the annuitant.  Flexible annuity products provide similar benefits to those provided by the Insurance Company’s SPDA products, but instead permit periodic premium payments in such amounts as the holder deems appropriate.  Group Terminal Funding Annuity products provide benefits similar to single premium immediate annuities.  Benefits are provided to employees when a company’s pension plan is terminated or when the owner wants to transfer liability for making payments.

                The following table presents annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 2004, in each case, as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

ANNUITIES IN FORCE AS OF DECEMBER 31 FOR THE FOLLOWING YEARS

	2004	2003	2002	2001	2000
	(dollars in thousands)
Single Premium
Deferred	$ 2,597,436	$ 2,423,796	$ 2,256,448	$ 1,592,890	$ 1,095,860
Immediate	686,054	700,727	701,024	605,214	464,794
Other Annuities	433,886	434,723	429,228	420,585	417,617
Total Annuities	$ 3,717,376	$ 3,559,246	$ 3,386,700	$ 2,618,689	$ 1,978,271

Number of annuity contracts in force	77,100	75,217	72,089	56,104	45,056

Average size of annuity contract in force	$ 48.2	$ 47.3	$ 47.0	$ 46.7	$ 43.9

Ratio of surrenders and withdrawals to mean surrenderable annuities in force	4.5%	4.2%	4.1%	5.1%	10.0%

3.

Annuity Considerations – The following table sets forth certain information with respect to the Insurance Company’s annuity considerations for each of the five fiscal years ended December 31, 2004, as determined in accordance with statutory accounting principles, which includes as revenue the consideration from policyholders in such years other than consideration from immediate annuities without life contingencies.  The information below differs from the premiums shown on the Corporation’s consolidated financial statements in accordance with GAAP in that, under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

Distribution of Products – By Gross Annuity Considerations

	For the fiscal year ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Single Premium Deferreds	$ 182,518	$ 169,331	$ 658,617	$ 511,588	$ 239,256
Single Premium Immediates	28,351	32,596	67,524	93,871	54,719
Other Annuity Considerations	14,025	11,532	12,326	10,277	6,270

Total Annuity Considerations	$ 224,894	$ 213,459	$ 738,467	$ 615,736	$ 300,245

Life Insurance Business

Graded Benefit Life policies (the only life product currently issued) are products designed for the upper age (i.e. ages 40-80), substandard applicant.  Depending upon age, these products provide for a limited death benefit of either the return of premium plus 5% interest for three years, or the return of premium plus 5% interest for two years.  Thereafter, the death benefit is limited to the face amount of the policy.  This product typically is offered with a maximum face value of $50,000.

Other Lifeproducts inforce, but no longer being issued, include Universal Life, Whole Life, and Term Life.  Universal life policies, flexible premium and single premium, are interest-sensitive products, which typically provide the insured with “non-participating” (i.e. non-dividend paying) life insurance with a cash value.  Current interest is credited to the policy’s cash value based primarily upon interest rates.  In no event, however, will the interest rate credited on the policy’s cash value be less then the guaranteed rate specified in the policy.  Whole life policies are products that provide the insured with life insurance with a guaranteed cash value.  Typically, a fixed premium, which costs more than comparable term coverage when the policyholder is younger, but less than comparable term coverage as the policyholder grows older, is paid over a period of years.  Whole life insurance products combine insurance protection with a savings plan that gradually increases over a period of time, which the policyholder may borrow against.  Term life policies are products that provide insurance protection if the insured dies during the time period specified in the policy.  No cash value is built up.  Term life products provide the maximum benefit for the lowest initial premium outlay.

4.

Insurance Policies Inforce – The following table sets forth universal, whole and term life insurance policies inforce, as well as, certain statistical data for each of the five years ended December 31, 2004.

LIFE INSURANCE INFORCE

	2004	2003	2002	2001	2000
	(dollars in thousands)
Beginning of year:
Universal	$ 474,888	$ 444,200	$ 385,857	$ 370,393	$ 368,424
Whole <F1>	136,744	146,359	151,596	167,214	192,803
Term	731,879	562,363	402,443	297,037	191,185
Total	$ 1,343,511	$ 1,152,922	$ 939,896	$ 834,644	$ 752,412

Sales and additions:
Universal	7,007	54,665	26,718	33,878	30,119
Whole <F1>	43,665	25,803	72,217	20,784	22,102
Term	85,507	233,362	216,116	150,869	139,920
Total	136,179	313,830	315,051	205,531	192,141

Terminations:
Death	9,291	10,401	8,289	7,467	8,129
Surrenders and conversions	24,310	32,196	16,898	19,299	28,159
Lapses	86,079	75,039	73,237	70,192	68,237
Other	5,593	5,605	3,601	3,321	5,384
Total	125,273	123,241	102,025	100,279	109,909

End of year:
Universal	459,744	474,888	444,200	385,857	370,393
Whole<F1>	146,604	136,744	146,359	151,596	167,214
Term	748,069	731,879	562,363	402,443	297,037
Total	$ 1,354,417	$ 1,343,511	$ 1,152,922	$ 939,896	$ 834,644

Total reinsurance ceded	$ 868,321	$ 859,249	$ 706,667	$ 550,194	$ 478,976

Total insurance inforce at end of year net of reinsurance	$ 486,096	$ 484,262	$ 446,255	$ 389,702	$ 355,668

<F1> Includes graded benefit life insurance products

Accident and Health

                New York Statutory Disability Benefits, (“DBL”) are short-term disability contracts issued to employers of one or more employees in New York State.  The benefit must be equal, in every respect, to the minimum benefits defined in the New York Disability Benefits Law.  The minimum benefit allowed is 50% of the weekly earnings to a maximum of $170 commencing on the 8th day of non-occupation disabilities for a maximum of 26 weeks for any one disability.  With few exceptions, employers are required to provide this coverage to their New York employees.

Medical Stop Loss Coverage is sold to employers (not individual employees) to cover their liabilities as incurred in the administration of self-funded medical plans. These are plans that come under ERISA. The employer does not buy a full-insured plan from a carrier, but instead opts to pay the benefits for its medical plan itself.  The parameters of these benefits are spelled out in a Plan Document that is disseminated to employees.  The employer then purchases Stop Loss coverage to insure it against claims in excess of contractually designated amounts.

The coverage purchased by the employer will typically cover two types of risks to the self-funded plan:

The risk that a claim on an individual employee exceeds a certain level, usually called the specific deductible or self-insured retention. This is known as specific stop-loss coverage. This level is usually defined in terms of dollars on a particular life. For example, the specific deductible may be $50,000 of claims paid by the plan on any one life.

5.

The risk that the overall claims for the plan (less whatever amount is covered under the specific deductible) exceeds a given level. This is called Aggregate Stop Loss. The given level is usually called the aggregate attachment point. It is typically defined by first computing the level of claims the insurer expects to occur in the given period.  To this amount is added a “corridor” or margin amount, which is typically 25%. The aggregate cover would then reimburse all claims that exceed 125% of expected claims, exclusive of those claims reimbursed under the specific cover.

                Both types of plans generally have a maximum reimbursement level. For specific claims, this generally ranges from $1 million to $2 million. For aggregate claims, the coverage is generally $1 million.  Sometimes, the specific coverage is sold without the aggregate coverage. The reverse is almost never sold.

                One key aspect of stop-loss coverage is that reimbursement is made to the plan, not to the individual participants. The participants’ medical expenses are paid by the plan. Stop Loss is insurance of the plan. As such, only expenses covered under the plan and that are spelled out in the Plan Document, are covered.

The Central National Life Insurance Company of Omaha

                On December 29, 1999, the Corporation purchased Central National Life Insurance Company of Omaha (“CNL”) from the Household Insurance Group Holding Company, a subsidiary of Household International, Inc.  In June 2002, the ownership of CNL was transferred by the Corporation to the Insurance Company as a capital contribution and, as a result, CNL is now a wholly owned subsidiary of the Insurance Company.

                CNL has assets of $15.1 million and capital and surplus of $14.8 million as of December 31, 2004 and is licensed to market insurance products in 49 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.  As of December 31, 2004, CNL had an aggregate of approximately $16.2 million of policies in force, comprised of credit life, credit accident and health, life insurance and annuities.  The CNL policies are managed for the Insurance Company by Household Life Insurance Company, with whom all of the policies are fully reinsured.

Marketing and Distribution

                The Insurance Company and CNL are licensed to market insurance products in 49 states and the District of Columbia.  The Insurance Company distributes its annuity contracts and life insurance policies (products) through 909 independent General Agents (313 of which are located in New York State).  These General Agents, in turn, distribute the Insurance Company’s products through their 21,241 licensed insurance agents or brokers most of whom also distribute similar products marketed by other insurance companies.  Management believes the Insurance Company offers innovative products and quality service and that its product commission rates are competitive.  The New York State Department of Insurance (NYSID) regulates General Agent commission rates.

                The independent General Agent system is the Insurance Company’s primary product distribution system.  Management believes the Insurance Company’s focus on the General Agent distribution system provides cost advantages since the Insurance Company incurs minimal fixed costs associated with recruiting, training and maintaining agents via their General Agents.  Therefore, a substantial portion of the costs normally associated with product distribution is variable.  Distribution costs rise and fall with the level of business.

                The Insurance Company utilizes many General Agents to distribute its products and therefore, is not dependent on any one General Agent or agent for a substantial amount of its business.  On the other hand, independent General Agents and agents are not captive to the Company.  Management believes that interest crediting rates, General Agent product commission levels, annuity and life product features, company support services and perceived company financial stability help determine our competitive nature at any given point in time and influence General Agents and their agents to distribute our products.  Generally, the Insurance Company issues annuity contracts along with the General Agent’s commission within two business days after application receipt.  The Insurance Company also provides General Agent support by providing direct access to the Insurance Company’s senior executives.  Annuity contract and life insurance policyholders may access information regarding their individual holdings via a toll-free telephone number or contact Client Services Department via the Internet.

                The Insurance Company’s top ten General Agents, as measured by combined 2004 annuity and life premiums, accounted for approximately 25% of the Insurance Company’s sales in 2004.  No single General Agent accounted for more than 6.2% and no single agent accounted for more than 1.3% of total sales.  Management believes no single distribution source loss will have a material adverse impact on the Insurance Company.  However, the simultaneous loss of several distribution sources would diminish our product distribution and reduce sales unless these sources are timely replaced.  To guard against this contingency, the Insurance Company continuously recruits new independent General Agents.

6.

Underwriting Procedures

                Since March 2004, the only life policy the Insurance Company issues has been Graded Benefit Life, a guaranteed issue product that requires no underwriting.  The maximum face amount for this product is $50,000.   The Insurance Company continues to maintain its life inforce business and this may require additional underwriting (i.e. reinstatements, re-entries, and conversions).  In that regard, the Insurance Company has adopted and follows detailed, uniform underwriting procedures designed to assess and quantify insurance risks.  To the extent that a policyholder eligible for reinstatement, reentry or conversion does not meet the Insurance Company’s underwriting standards at the standard risk classifications, the Insurance Company may offer to issue a classified, sub-standard or impaired risk policy for a risk adjusted premium amount rather than declining the application.  The amount of the Insurance Company’s impaired risk insurance in force in proportion to the total amount of the Insurance Company’s individual life insurance in force was approximately 6.1% at December 31, 2004.

Policy Claims

                Claims are received and reviewed by claims examiners at the Insurance Company’s home office.  The initial review of claims includes verification that coverage is in force and that the claim is not subject to exclusion under the policy.  Birth and death certificates are basic requirements.  Medical records and investigative reports are ordered for contestable claims.

Reinsurance

The Insurance Company follows the usual industry practice of reinsuring (“ceding”) portions of its life insurance and medical stop loss risks with other companies, a practice that permits the Insurance Company to write policies in amounts larger than the risk it is willing to retain and to obtain commissions on the insurance ceded and thereby reduce its net commission expense.  The maximum amount of individual life insurance normally retained by the Insurance Company on any one life is $50,000 per policy and $100,000 per life.  The Insurance Company cedes primarily on an “automatic” basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a “facultative” basis, under which the reinsurer’s prior approval is required on each risk reinsured.  The maximum retention of the group medical stop loss business varies, but typically the Insurance Company cedes 85% on a quota share basis.

                Use of reinsurance does not discharge an insurer from liability on the insurance ceded.  An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from the reinsurer.  In 2002, one of the reinsurer’s for the Insurance Company’s medical stop loss business, Folksham International, filed for bankruptcy protection.  The Insurance Company anticipates that it will have approximately $260,000 in unpaid reinsurance claims against Folksham, which is not reflected in the financial statements as of December 31, 2004.  As of December 31, 2004, it is unclear how much, if any, the Insurance Company will collect in the bankruptcy proceeding.  At December 31, 2004, of the approximately $1,354 million of the Company’s individual life insurance in force, the Insurance Company had ceded to reinsurer’s approximately $868 million.  The principal reinsurance companies of individual life policies with whom the Insurance Company does business at December 31, 2004 were Transamerica (Letter of Credit) and Swiss Re Life and Health America (A.M. Best rating of “A+ (Superior)”).

In 2003, the Insurance Company learned that one of its independent stop loss underwriters issued certain stop loss policies in the Insurance Company’s name without authorization and without applicable reinsurance in place.  The Insurance Company paid all asserted claims under those policies in 2003 in the aggregate amount of approximately $2.2 million and is currently pursuing collection of this amount from the underwriter, based upon breach of contract and other claims.

Competition

                The Insurance Company operates in a highly competitive environment.  There are numerous insurance companies, banks, securities brokerage firms, and other financial intermediaries marketing insurance products, annuities, and other investments that compete with the Insurance Company, many of which are more highly rated and have substantially greater resources than the Insurance Company.  The Insurance Company believes that the principal competitive factors in the sale of annuity and life insurance products are product features, commission structure, perceived stability of the insurer, claims paying rating, and service.  Many other insurance and financial services companies are capable of competing for sales in the Insurance Company’s target markets.

                Management believes that the Insurance Company’s ability to compete is dependent upon, among other things, its ability to retain and attract independent general agents to market its products and to successfully develop competitive products that also are profitable.  Management believes that the Insurance Company has good relationships with its agents, has an adequate variety of products approved for issuance and generally is competitive within the industry in all applicable areas.

7.

Investments And Investment Policy

                At December 31, 2004, the Corporation had an aggregate of investment assets and cash of $4.63 billion.  Of that amount, approximately 91.2%, or $4.23 billion, were invested in fixed maturity bonds and notes, consisting primarily of investment grade corporate bonds ($2.3 billion), U.S. Government, government agencies and authorities bonds ($769.6 million), public utility bonds ($462.6 million) and commercial mortgage backed securities ($326.5 million).  Approximately $315.6 million or 6.8% of invested assets were invested in limited partnerships, 1% was invested in common stock and the remainder was held as short-term investments, policy loans and real estate.

                Investment Grade Corporate Bonds

                As of December 31, 2004, approximately 80.1% of the Corporation’s investment portfolio consisted of investment grade bonds.  Of this amount, approximately $18.2 million (less than 1%) are private placements.  Management believes that these bonds are marketable to other institutional investors.  All of the bonds acquired by the Insurance Company in private placements have been assigned a National Association of Insurance Commissioners (“NAIC”) designation corresponding to one of the two highest quality rating categories.  NAIC designations corresponding to the entire Investment Portfolio can be found on page 12.

            Below Investment Grade Corporate Bonds

As of December 31, 2004, the Corporation held approximately $327.4 million in below investment grade corporate bonds, representing approximately 7.1% of the Corporation’s investment portfolio.  Of these, approximately $170.8 million are rated at the highest below-grade investment level.  Seventy percent (70%) of the Corporation’s holdings of below grade bonds were purchased at investment grade levels.  Included in the below-grade bond portfolios are non-performing assets totaling $15.1 million, or .33% of total invested assets.

                Government Bonds

                The Corporation holds approximately $769.6 million in U.S. Treasury or other government agency bonds consisting primarily of U.S. Treasury and GNMA, FNMA, FHLMC and FHLB obligations.

                Public Utility Bonds

As of December 31, 2004, the Corporation held $462.6 million in public utility bonds, representing 10.0% of investment portfolio.  Approximately two-thirds of the holdings represented bonds issued by the operating companies of electric and gas utilities, with the balance consisting of an assortment of electric utility holding company bonds, capital trust securities and U.S. dollar holdings in foreign electric and water utilities.  The portfolio is diversified, with 80 individual holdings of primarily investment-grade companies.  Given their large and continuing need for additional capital, public utilities are sensitive to a general rise in overall interest rates.  However, these risks are mitigated by overall economic growth, as utilities benefit by increased usage of electricity and gas and by an overall growth in their customer rate-base.

  Collateralized Debt Obligations

                As of December 31, 2004, approximately $ 93.4 million (2.1%) of the Company’s investment portfolio was invested in Collateralized Debt Obligations (“CDO”) excluding the CDO Income Notes associated with the principal protected notes discussed in Item 7: “Management’s Discussion – Principal Protected Notes”.  Between 1994 and 1999, the Company purchased a number of CDOs with a par value of $ 155.8 million.  These are investment vehicles that issue equity and debt to finance their purchase of a wide range of fixed-income assets.  Most of the CDO debt purchased by the Company financed the purchase of high-yield bonds and bank loans.  These CDOs are managed by professional portfolio managers with established track records in the relevant asset classes.  CDOs are structured to provide diversification with respect to issuers, industry sector and/or asset classes.  Guidelines and limits regarding diversification are determined by the rating agencies and collateral managers at the start of each transaction.

While the Company purchased both investment-grade and non-investment grade CDO debt, most of the CDO’s held by the Company are currently rated non-investment grade as a result of large numbers of defaults and historically low recovery levels for high-yield debt issued in 1997 and 1998.  The Company’s CDO portfolio has realized losses of approximately $43.2 million due to aggressively underwritten CDO transactions and a declining credit cycle.  During the past two years, however, during an improving credit cycle with low interest rates, the market value for the Company’s CDOs now reflects an unrealized gain of approximately $20.9 million as of December 31, 2004. The CDO portfolio was responsible for generating approximately $9.3 million in annual income in 2004.  The market value and level of distributed income of the CDO portfolio is expected to fluctuate with changes in interest rates and the changes in credit spreads associated with below investment-grade debt.

8.

Callable Agency Securities

                The Company from time to time purchases callable bonds and notes issued by one of the U.S. Government sponsored entities: FNMA, FHLMC, FHLB and the FFCB.  As of December 31, 2004, the Company had a market value total of $502 million in positions as shown below.

	Par Value	Book Value	Market Value

Federal Farm Credit Bank (FFCB)	$2,900,000	$ 2,900,000	$ 2,957,101
Federal Home Loan Bank (FHLB)	728,540,000	174,640,973	169,393,886
Freddie Mac (FHLMC)	1,079,107,000	224,056,947	216,534,593
Fannie Mae (FNMA)	114,158,000	113,737,819	113,441,135
Total Callable	$1,924,705,000	$ 515,335,739	$ 502,326,715

                Agencies frequently issue callable paper with spreads  that compensate the buyer for the Agencies’ call options and make their paper more competitive with fixed-rate corporate bonds.  The Company typically purchases the callable Agency issues at par, or discounts to par, to insure that the yield-to-call is at least equal to the yield-to-maturity and to avoid principal loss in the event the issuer exercises its par call option.  In the event that interest rates fall and a call option is exercised, the Company may be forced to reinvest at lower yields.

                Commercial Mortgage Backed Securities

                As of December 31, 2004, approximately $326.5 million (7.0%) of the Company’s investment portfolio was invested in mortgage-backed related securities, most of which are commercial mortgage-backed obligations (“CMBS”).  Mortgage-backed securities are generally subject to prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates.  As a result, holders of mortgage-backed securities may receive prepayments on their investments that cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgages.  Notwithstanding the foregoing, the Company’s investment portfolio has not been materially impacted as a result of such prepayments because it purchases such securities at prices no greater than par and the Insurance Company has invested primarily in mezzanine level CMBS that generally have limited prepayment risk.  These securities are collateralized by commercial mortgages which have provisions which limit loan prepayments and a security structure which further directs principal payments to the senior most outstanding security before they make such distributions to the mezzanine debt owned by the Insurance Company.

                Limited Partnerships

                As of December 31, 2004, approximately $315.6 million (6.8%) of the Company’s investment portfolio consisted of interests in over sixty limited partnerships, which are engaged in a variety of investment strategies, including real estate, debt restructurings, international opportunities and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Insurance Company to take annual distributions of partnership earnings.

The limited partnerships that are involved in real estate activities generally invest in real estate assets, real estate joint ventures and real estate operating companies.  These partnerships seek to achieve significant rates of return by targeting investments that provide a strategic or competitive advantage and are priced at levels that the general partner believes to be attractive.

                The limited partnerships that are involved in debt restructuring activities take positions in debt and equity securities, loans originated by banks and other liabilities of financially troubled companies.  Investments in companies undergoing debt restructurings, which by their nature have a high degree of financial uncertainty, may be senior, unsecured or subordinated indebtedness and carry a high characteristic of merchant banking and debt restructuring transactions.  This makes such underlying investments particularly sensitive to interest rate increases, which could affect the ability of the borrower to generate sufficient cash flow to meet its fixed charges.

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

9.

The Insurance Company has been investing in limited partnerships for over sixteen years.  During this time, the Insurance Company has had an opportunity to consider and evaluate a substantial number of limited partnerships and their managers.  The Insurance Company makes limited partnership investments based on a number of considerations, including the reputation, investment philosophy (particularly with respect to risk), performance history and investment strategy of the manager of the limited partnership.  Managers of the limited partnerships in which the Insurance Company is invested include, among others, Blackstone Investment Management, Starwood Capital, Goldman Sachs Partners, Trust Company of the West Asset Management, Clayton Dubilier & Rice Partners, Apollo Real Estate and Fortress Investment Group.

Limited partnership investments are selected through a careful, two-stage review process.  The Investment Analyst staff reviews the offering documents and performance history of each investment manager.  Separately, the Investment Committee interviews the manager to determine whether the investment philosophy (particularly with respect to risk) and strategies of the limited partnership are in the best interests of the Insurance Company.  Only after both the Investment Analyst Staff and the Investment Committee make a positive recommendation does the Insurance Company invest in a limited partnership.  In addition, the actions of the Investment Committee are subject to review and approval by the Board of Directors of the Corporation or the Insurance Company, as the case may be.  To evaluate both the carrying value and the continuing appropriateness of the Company’s investment in any limited partnership, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operations, current and near term projected financial condition, earnings capacity and distributions received by the Insurance Company during the year.

            Pursuant to the terms of certain limited partnership agreements to which the Insurance Company is a party, the Insurance Company is committed to contribute, if called upon, an aggregate of approximately $96.4 million of additional capital to certain of these limited partnerships.  $17.0 million in commitments will expire in 2005, $38.4 million in 2006, $22.4 million in 2007, $9.7 million in 2009 and $9.0 million in 2010.

                The book value of the Corporation’s investments in limited partnerships as of December 31, 2004, 2003 and 2002 was approximately $315.6 million, $323.1 million and $254.7 million respectively.  Net investment income derived from the Insurance Company’s interests in limited partnership investments aggregated approximately $57.5 million, $30.2 million and $21.9 million in fiscal 2004, 2003 and 2002 respectively.

                Management anticipates that in the future it will continue to make selective investments in limited partnerships as opportunities arise, subject to the approval of the Chief Investment Officer and the Investment Committee and the review and approval by the Board of Directors of the Insurance Company, as the case may be.  There can be no assurance that the Insurance Company will continue to achieve the same level of returns on its investments in limited partnerships that it has received during the foregoing periods or that it will achieve any returns on such investments at all.  In addition, there can be no assurance that the Insurance Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Insurance Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of returns on such investments, could have a material adverse effect on the  Insurance Company’s financial condition and results of operations.

                Other

                As of December 31, 2004, the Company’s investment portfolio also consisted of approximately $185.6 million (4.0%) invested in preferred stock, and approximately $45.9 million (1.0%) invested in common stock.  The Company’s only direct real estate investments are two buildings in Nyack, New York, which are used as the current home office of the Insurance Company, and two acres of undeveloped land in Nyack, New York.

                As of May 2003, the Company no longer participates in “dollar roll” repurchase agreement transactions.  In fiscal 2003 and 2002, dollar roll transactions generated approximately $.6 million and $1.6 million, respectively, of net investment income for the Company.  Amounts outstanding to repurchase securities under dollar roll repurchase agreements were approximately $0.00 and $262.5 million as of December 31, 2003 and December 31, 2002, respectively.

10.

The following table sets forth the scheduled maturities for the Company’s investments in bonds and notes as of December 31, 2004.

Scheduled Maturities
Maturity <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(Dollars in thousands)
Due in one year or less	$ 2,699.07
Due after one year through five years	116,714	2.89
Due after five years through ten years	475,376	11.76
Due after 10 years through 20 years	3,120,171	77.20
Total	3,714,960	91.92
Mortgage-backed bonds (various Maturities)	326,537	8.08
Total bonds and notes	$ 4,041,497	100.00%

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

The following table sets forth the composition of the Company’s bond and notes portfolio by rating as of December 31, 2004.

Rating <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(Dollars in thousands)
Aaa <F3>	$ 856,893	21.20
Aa	203,450	5.03
A	1,037,474	25.67
Baa	1,570,344	38.86
Total investment grade <F4>	3,668,161	90.76
Ba	212,846	5.27
B	103,521	2.56
C	56,969	1.41
Total non-investment grade<F5>	373,336	9.24
Total	$ 4,041,497	100.00%

<F1>      Ratings are those assigned primarily by Moody’s when available, with remaining ratings assigned by Standard & Poor’s and converted to a generally comparable Moody’s rating.  Bonds not rated by any such organization (e.g., private placement securities) are included based on the rating prescribed by the Securities Valuation Office of the NAIC.  NAIC class 1 is considered equivalent to an A or higher rating; class 2, Baa; class 3, Ba; and classes 4-6, B and below.  All securities are classified as available for sale; accordingly total carrying value equals estimated fair value

<F2>   Independent pricing services provide market prices for most publicly traded securities.  Where prices are unavailable from pricing services, prices are obtained from securities dealers and valuation methodologies.

<F3> Includes two securities totaling $22.6 million, which have been rated AAA by Moody’s, Standard and Poors or Fitch with respect to repayment of principal only.

<F4>   Approximately 21.0% consists of U.S government and agency bonds.

<F5>  Approximately 70.2% of the non-investment grade bonds represents bonds which experienced credit migration from investment grade status.

        The NAIC assigns securities quality ratings and uniform prices called “NAIC Designation”, which are used by insurers when preparing their statutory annual statements.  The NAIC annually assigns designations at December 31 to publicly traded as well as privately placed securities.  These designations range from class 1 to class 6, with a designation in class 1 being of the highest quality.  Of the bonds and notes in the Company’s investment portfolio, approximately 91.9% were in one of the highest two NAIC Designations at December 31, 2004.

11.

The following table sets forth the carrying value and estimated fair value of these securities according to NAIC Designations at December 31, 2004.

NAIC Designations (generally comparable to Moody’s ratings <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(Dollars in thousands)
1 (Aaa, Aa, A) <F3>	$ 2,096,352	51.87
2 (Baa)	1,617,713	40.03
3 (Ba)	170,831	4.23
4 (B)	90,190	2.23
5 (Caa, Ca)	51,322	1.27
6 (C)	15,089.37
Total	$ 4,041,497	100.00%

<F1>    Comparison between NAIC Designations and Moody’s rating is as published by the NAIC.  NAIC class 1 is considered   equivalent to an A or higher rating by Moody’s; class 2, Baa; class 3, Ba; class 4, B; class 5, Caa and Ca; and class 6, C.  All securities are classified as available for sale; accordingly total carrying value equals estimated fair value.

<F2>     Independent pricing services provide market prices for most publicly-traded securities.  Where prices are unavailable from pricing services, prices are obtained from securities dealers and valuation methodologies.

<F3> This amount includes two securities totaling $22.6 million, which have been rated AAA by Moody’s, Standard and Poors or Fitch and which were not assigned a rating by the NAIC.

            New York State Insurance Department Regulation 130

           The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance NYSID.  Under this Regulation, the Insurance Company’s ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting.  As of December 31, 2004, approximately 6.1% of the Insurance Company’s total admitted assets were invested in below investment grade debt securities.  Included in the below investment grade debt securities were 24 bond holdings in the Insurance Company’s investment portfolio that were in default, with an estimated fair value totaling $11.7 million at December 31, 2004.  For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”  Also see “Note 2 to the Notes to Consolidated Financial Statements” for certain other information concerning the Company’s investment portfolio.

12.

Investment Portfolio Summary

                The following table summarizes the Company's investment portfolio at December 31, 2004.  This table consists primarily of fixed maturity investments available for sale, which are carried at fair value.

Investment Portfolio

Total Carrying Value<F1>
(dollars in thousands)
Fixed Maturities
Bonds and Notes:
U.S. Government, government agencies
and authorities<F2>	$ 769,568
Investment grade corporate<F3>	2,280,785
Public utilities	462,636
Below investment grade corporate	201,971
Mortgage backed	326,537
Preferred stocks<F4>	185,637

Total Fixed Maturities<F4>	4,227,134

Equity Securities
Common stock	45,859

Other Investments:
Policy loans	17,642
Real Estate	415
Other long‑term investments<F5>	315,581
Cash and short‑term investments	34,234

Total cash and investments	$ 4,640,865

_______________________________________________________________________________

<F1> All fixed maturity and equity securities are classified as available for sale; accordingly total carrying value equals estimated fair value.  Independent pricing services provide market prices for over 95% of the publicly traded securities.  Where prices are unavailable from pricing services, prices are obtained from securities dealers and valuation methodologies.  For other long-term investments, estimated market value either approximates estimated carrying value or was not readily ascertainable.  See “Note 1(c) to the Notes to the Consolidated Financial Statements for an explanation of the methodology used to value "Other Investments."”

<F2> Approximately $1.0 million of such securities represent beneficial ownership interests in mortgage-backed securities of FDIC, FHLMC, FNMA, GNMA or the RTC.  Amount includes one security totaling $6.6 million, which has an investment grade rating with respect to repayment of principal only.

<F3> Ratings are based primarily upon those assigned by the NAIC.   Amount includes one security totaling $16.0 million, which has an investment grade rating with respect to repayment of principal only.

<F4> Includes approximately $1.3 million of convertible preferred stock.

<F5> Consist principally of investments in limited partnerships, which are accounted for under the equity method.

13.

Insurance Regulation

                General Regulation

                As an insurance holding company, the Corporation is subject to regulation by the State of New York, where the Insurance Company is domiciled, as well as all other states where the Insurance Company transacts business.  Most states have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and furnish to it financial and other information concerning the operations of the companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system.  The Corporation has registered as a holding company system in New York.

                The laws and regulations of New York applicable to insurance holding companies require, among other things, that all transactions within a holding company system be fair and equitable and that charges for services be equitable.  In addition, many transactions require prior notification to or approval of the Superintendent of Insurance of the State of New York (the “Superintendent”).  Prior written approval of the Superintendent is required for the direct or indirect acquisition of 10% or more of the insurance companies’ voting securities.  Applicable state insurance laws, rather than federal bankruptcy laws, also apply to the liquidation or reorganization of insurance companies.

                The Insurance Company is subject to regulation and supervision by the insurance regulatory agencies of the states in which it is authorized to transact business.  State insurance laws establish supervisory agencies with broad administrative and supervisory powers.  Principal among these powers are granting and revoking licenses to transact business, regulate marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.  One of the requirements is that the Insurance Company performs annual cash flow testing of its assets and liabilities.  Based on the testing performed as of December 31, 2004, the Insurance Company established an asset/liability reserve of $60 million.  This is a statutory reserve only.  The reserve deals with the risk of a substantial increase in surrenders in a rising interest rate environment.

                During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government, and the National Association of Insurance Commissioners (NAIC).  Various states have considered or enacted legislation that changes, and in many cases increases, the states’ authority to regulate insurance companies.  Legislation was passed in Congress that could result in the federal government assuming some role in the regulation of insurance companies and allowing combinations among insurance companies, banks, and other entities.  In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations.  These initiatives include investment reserve requirements, risk-based capital standards, codification of insurance accounting principles, new investment standards, and restrictions on an insurance company’s ability to pay dividends to its shareholders.  All of these have had and will continue to have a material impact on the conduct of the Company’s business.

The Insurance Company is required to file detailed periodic reports and financial statements with the state insurance regulators in each of the states in which it does business.  In addition, insurance regulators periodically examine the Insurance Company’s financial condition, adherence to statutory accounting practices and compliance with the insurance department rules and regulations.  As part of their routine regulatory oversight process, the New York State Insurance Department (NYSID) generally conducts detailed examinations every three years of the books, records and accounts of the Insurance Company.  The Insurance Company’s most recent examination occurred during 2004 for the three-year period ending December 31, 2003.  To date, the NYSID has not issued its report with respect to that examination.

                Regulation of Dividends and Other Payments from the Insurance Company

                The Corporation is a legal entity separate and distinct from its subsidiaries.  As a holding company with no other business operations, its primary sources of cash needed to meet its obligations, including principal and interest payments on its outstanding indebtedness and dividend payments on its common stock, are rent from its real estate, income from its investments, and dividends from the Insurance Company.

                The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to Company without obtaining prior regulatory approval.  Under New York law, the Insurance Company is permitted without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as

14.

of the end of the immediately preceding calendar year, or (ii) its net gain (after tax) from operations for the immediately preceding calendar year.  Any dividend in excess of such amount is subject to approval by the Superintendent.  The Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The NYSID has established informal guidelines for such determinations.  The guidelines focus on, among other things, an insurer’s overall financial condition and profitability under statutory accounting practices.  Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP.  The significant differences relate to deferred policy acquisition costs, deferred income taxes, required investment reserves and reserve calculation assumptions.

Management of the Company cannot provide assurance that the Insurance Company will have adequate statutory earnings to support payment of dividends to the Company in an amount sufficient to fund the Company’s cash requirements, including the payment of dividends, or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.  The Insurance Company paid no dividends to the Company in fiscal 2004, 2003 or 2002.

                Investment Reserves

                Asset Valuation Reserve – Statutory accounting practices require a life insurance company to maintain an Asset Valuation Reserve (“AVR”) to absorb realized and unrealized capital gains and losses on a portion of an insurer’s fixed income securities and equity securities.

                The AVR is required to stabilize statutory surplus from fluctuations in the market value of bonds, stocks, mortgages, real estate, and other invested assets.  The maximum AVR is calculated based on the application of various factors that are applied to the assets in the insurer’s portfolio.  The AVR generally captures credit-related realized and unrealized capital gains and losses on such assets.  Each year the amount of an insurer’s AVR will fluctuate as the investment portfolio changes and capital gains and losses are absorbed by the reserve.  To adjust for such changes over time, contributions must be made to the AVR in an aggregate amount equal to 20% of the difference between the maximum AVR as calculated and the actual AVR.  These contributions may result in a slower rate of growth in or a reduction of the Insurance Company’s Unassigned Surplus.  The extent of the impact of the AVR on the Insurance Company’s surplus depends in part on the future composition of the Insurance Company’s investment portfolio.

                Interest Maintenance Reserve – The Interest Maintenance Reserve (“IMR”) captures capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage loans) resulting from interest rate changes, which are amortized into net income over the estimated remaining periods to maturity of the investments sold.  The extent of the impact of the IMR depends on the amount of future capital gains and losses on fixed maturity investments resulting from interest rate changes.

                NAIC-IRIS Ratios

                The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies 12 industry ratios and specifies “normal ranges” for each ratio.  The IRIS ratios were designed to advise state insurance regulators of significant changes in an insurance company’s product mix, larges reinsurance transactions, increases or decreases in premium received, and certain other changes in operations.  These changes need not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC.  When an insurance company has four or more ratios falling outside “normal ranges,” state regulators may, but are not obligated to, inquire of the company regarding the nature of the company’s business to determine the reasons for the ratios being outside the “normal range.”  No regulatory significance results from being out of the normal range on fewer than four of the ratios.  For the year ended December 31, 2004, two ratios fell outside the normal range.  One ratio “Net Income to Total Income” resulted in a ratio of –9%.  Any result below zero is considered   outside the “normal range”.  This result is attributable to the “other than temporary impairments” the Insurance Company realized in 2004 on certain Principal Protected Notes in its portfolio as a result of the restatement of its financial statements [See Item 7: “Management’s Discussion and Analysis- Executive Summary and Note 12 to the Consolidated Financial Statements included at Item 8”].  The other ratio, “Change in Reserve Ratio – Life” resulted in a ratio of –119% and is considered outside the normal range.  This result is attributable to the Insurance Company discontinuing the sale of its universal life products in early 2004, as well as, the increase in the life reserves was down dramatically from the prior year.

                Risk‑Based Capital

Under the NAIC's risk‑based capital formula, insurance companies must calculate and report information under a risk‑based capital formula.  The standards require the computation of a risk‑based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks:

15.

asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2004, the Insurance Company’s Company Action Level was $112.4 million and the Mandatory Control Level was $39.3 million. The Insurance Company’s adjusted capital at December 31, 2004 and 2003 was $264.1 million and $260.2 million, respectively, which exceeds all four-action levels.

                Assessments Against Insurers

                Most applicable jurisdictions require insurance companies to participate in guaranty funds, which are designed to indemnify policyholders of insolvent insurance companies.  Insurers authorized to transact business in these jurisdictions generally are subject to assessments based on annual direct premiums written in that jurisdiction.  These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer’s insolvency and, in certain instances, may be offset against future state premium taxes.

                The amount of these assessments against the Insurance Company in 2004 and prior years have not been material.  However, the amount and timing of any future assessment against the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Company and the Insurance Company.  As such, no reasonable estimate of such assessments can be made.

                Regulation at Federal Level

            Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways.  Current and any future federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements, and the removal of barriers restricting banks from engaging in the insurance and mutual fund business.  It is not possible to predict the outcome of any such Congressional activity or the potential effects thereof on the Corporation.

Affiliates

                The Corporation has one principal subsidiary, the Insurance Company.  The Insurance Company has one subsidiary, Central National Life Insurance Company of Omaha Inc.  The Corporation has three additional subsidiaries, Presidential Securities Corporation, P.L. Assigned Services Corporation, and Presidential Asset Management Company, Inc.  In aggregate, these three subsidiaries are not material to the Corporation’s consolidated financial condition or results of operations.  In addition, the Corporation consolidates the issuers of 17 principal protected note investments due to a majority ownership percentage of the notes issued by those issuers and its unilateral ability to cause the liquidation of these issuers.  (See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 of the Consolidated Financial Statements included in Item 8.”)

ITEM 2.                PROPERTIES

                The Corporation owns, and the Insurance Company leases and is the sole occupant of, two adjacent office buildings located at 69 Lydecker Street and 10 North Broadway in Nyack, New York.  These buildings contain an aggregate of approximately 45,000 square feet of usable office space.

                The Insurance Company also owns two acres of unimproved land in Nyack, New York.

                Management believes that the Corporation’s present facilities are adequate for its anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

                From time to time, the Corporation is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 30, 2005, the Corporation is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Corporation’s financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted by the Corporation to its shareholders for vote during the fiscal year ended December 31, 2004.

16.

Part II

ITEM 5.                  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER                                                 MATTERS

                The Corporation’s common stock trades on The NASDAQ Stock Market® under the symbol “PLFE”.  The following table sets forth, for the indicated periods, the high and low bid quotations for the common stock as of the close of business each day, as reported by the National Association of Securities Dealers, Inc., and the per share cash dividends declared on the common stock.

High

Low
			Cash Dividends Declared per Share
Fiscal 2003
First Quarter	$ 10.32	$ 6.18	$ .10
Second Quarter	14.94	6.35	.10
Third Quarter	17.46	14.60	.10
Fourth Quarter	16.66	12.94	.10

Fiscal 2004
First Quarter	$ 16.10	$ 12.80	.10
Second Quarter	18.06	15.04	.10
Third Quarter	18.00	16.58	.10
Fourth Quarter	17.48	15.06	.10

Fiscal 2005
First Quarter	$ 16.54	$ 15.02	.10
(through March 30, 2005)

                The Corporation regularly has paid cash dividends since 1980.  During the first quarter of 2005, the Corporation declared a quarterly cash dividend of $.10 per share payable April 1, 2005.  The Corporation expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and the financial condition of the Insurance Company.  Any determination to pay dividends would be at the discretion of the Corporation’s Board of Directors and is subject to regulatory and contractual restrictions as described in “Part I – Business – Insurance Regulation” and Part II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  On March 30, 2005, there were approximately 622 holders of record of the Corporation’s common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                Selected consolidated financial data for the Corporation are presented below for each of the five years in the period ended December 31, 2004.  This data incorporates a restatement by the Corporation of its Consolidated Financial Statements for the years ended December 31, 2002 and 2003 related to the consolidation of the issuers of certain principal protected note investments made by the Corporation and the application of the provisions of EITF 99-20 in accounting for the variable income notes now included as separate investments in the Company’s financial statements as a result of the restatement, as well as the remaining other principal protected notes, whose issuers were not required to be consolidated.  This data should be read in conjunction with the Corporation’s Consolidated Financial Statements and notes thereto and Item 7, Management’s Discussion and Analysis of Operations and Financial Condition.  The effects of such restatement have also been given for fiscal years 2001 and 2000.

Income Statement Data:
Year Ended December 31,
	2004	2003<1>	2002<1>	2001<1>	2000<1>
	(in thousands, except per share data)
Total Revenue	$ 396,259	$ 354,919	$ 214,790	$ 187,883	$ 271,981
Benefits	254,022	258,148	276,769	267,350	197,765
Interest Expense on Notes Payable	9,805	9,643	10,633	8,836	9,773
Expenses, excluding interest	32,411	26,891	17,533	22,664	16,389
Total Benefits and Expenses	296,238	294,682	304,935	298,850	223,927
Provision (benefit) for Income Taxes	34,056	21,958	(26,788)	(43,224)	13,650
Net Income	$ 65,965	$ 38,279	$ (63,357)	$ (67,743)	$ 34,404
Income per Share	$ 2.25	$ 1.31	$ (2.16)	$ (2.31)	$ 1.15
Dividends per Share	$ .40	$ .40	$ .40	$ .40	$ .39

<1> This table includes restated financial results for the Corporation for the years ended 2003, 2002, 2001, and 2000.   See Note 1 and 12 in Notes to Consolidated Financial Statements for the effects of the restatement on the Corporation’s Balance Sheet as of December 31, 2003. Fiscal Years 2002, 2001 and   2000 have also been corrected for the effects of the restatement.        17.

Balance Sheet Data:
At December 31,
	2004	2003 <1>	2002 <1>	2001 <1>	2000 <1>
(in thousands)
Assets	$ 4,817,356	$ 4,509,783	$ 4,474,438	$ 3,779,367	$ 2,980,645
Total Capitalization
Notes Payable	150,000	150,000	150,000	150,000	100,000
Shareholders’ Equity	595,734	476,259	400,944	416,029	463,747
Total	$ 745,734	$ 626,259	$ 550,944	$ 566,029	$ 563,747
Book Value Per Share	$ 20.29	$ 16.24	$ 13.67	$ 14.19	$ 15.82
Net Investment Return on Assets	7.78%	7.38%	7.85%	8.56%	9.92%

<1> This table includes restated financial results for the Corporation for the years ended 2003, 2002, 2001, and 2000.   See Note 1 and 12 in Notes to Consolidated Financial Statements for the effects of the restatement on the Corporation’s Balance Sheet as of December 31, 2003. Fiscal Years 2002, 2001 and  2000 have also been corrected for the effects of the restatement.

In 2001 and 2002 the general economic recession caused a severe deterioration in many investment grade companies such as Owens Corning, MCI WorldCom, Pacific Gas and Electric, Southern California Edison, US Airways and Sunbeam.  While some actually went bankrupt, many others lost their investment grade debt ratings with resulting market declines.  The Insurance Company’s investment portfolio realized losses from sales and from recognition of other than temporary impairment charges, with the result that net losses were encountered in 2001 and 2002.  In 2001, these losses were $65.1 million with an increase to a loss of $146.7 million in 2002.  A corollary impact of these was that capital ratios were adversely affected in both years.  2003 recoveries in the market values were experienced, which resulted in the Corporation achieving record high levels of capital and improved capital ratios.

As described under “Ratings” and “Regulation,” the Corporation’s business is substantially affected by such capital ratios and their impact on its rating.  Consequently, the Insurance Company’s management established a policy of reducing the level of sales increases until capital and surplus ratios are further improved.  Sales will also be made with a greater selectivity based on a profit review.  The Insurance Company has determined that the level of competition in the sale of traditional and universal life insurance products has made it very difficult for smaller insurance companies, such as the Insurance Company, to participate in this business in a profitable way.  Accordingly, the Insurance Company has determined that, under the current market conditions, it will not participate in the sale of traditional and universal life policies.

Earnings from core assets have been and are expected to be affected by the decline in interest rates.   Net investment return on assets for 2004 increased, however, due to the strong performance of the Insurance Company’s limited partnership investments.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                              OPERATIONS

Explanatory Statement

            This Annual Report reflects the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2002 and December 31, 2003 to consolidate the financial statements of the issuers of certain principal protected note investments made by the Company and to apply the provisions of EITF 99-20Recognition of Interest Income and Impairment on Purchased and retained Beneficial Interest in Securitized Financial Assets in accounting for the variable income notes now included as separate investments in the Company’s financial statements as a result of the restatement,  and the remaining principal protected notes for which the financial statements of the related issuers have not been consolidated.  These corrections resulted in significant changes in DAC amortization and deferred income taxes.  The restatement of the 2002 financial statements also incorporates the cumulative impact as an adjustment to the opening balance of retained earnings for 2002 of the restatement from the dates of purchase of such principal protected note investments, which range from 1995 to 1999.

General

                The Insurance Company is engaged in the sale of insurance products with three primary lines of business: individual annuities, individual life insurance, and group accident and health.  Revenues are derived primarily from premiums received from the sale of annuity contracts, life and accident and health products, and gains (or losses), from our investment portfolio.

18.

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

Profitability in the Insurance Company’s individual annuities, individual life insurance and group accident and health depends largely on the size of its inforce block, the adequacy of product pricing and underwriting discipline, and the efficiency of its claim and expense management.

Unless specifically stated otherwise, all references to 2004, 2003 and 2002 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2004, December 31, 2003 and December 31, 2002, respectively.

When we use the term “We,” “Us” and “Our” we mean the Corporation and its consolidated subsidiaries.

In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.  These statements may relate to our future plans and objectives.  By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from results indicated in these forward-looking statements.  Important factors, among others, that could cause our results to differ from those indicated in the forward-looking statements are discussed under “Certain Factors That May Affect Our Business.”

Executive Overview

Restatement

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the consolidated financial statements for the years ended December 31, 2003 and 2002 as described in Note 12 to such financial statements included in Item 8, of Part II, of this Form 10-K. The restatement is due to the Corporation’s determination that the issuers of certain principal protected notes purchased by the Corporation are required to be consolidated with the Corporation’s results from the dates that such notes were purchased by the Insurance Company.  As a result of the consolidation, the principal protected notes previously recorded by the corporation are eliminated and the Corporation records the individual assets of the issuers of the principal protected notes (the underlying variable rate income notes and U.S. Treasury Strips or similar instruments) and applies applicable accounting standards to these underlying assets, including the provisions of EITF 99-20 with respect to the variable income notes.  In addition, in connection with the restatement the Corporation has applied the provisions of EITF 99-20 to other principal protected note investments whose issuers are not required to be consolidated.  Although the Corporation has a demonstrated ability and intention to hold these instruments to maturity until recovery of fair value at or above cost and does not have the ability to cause the liquidation of the issuers of those instruments, the Corporation has deemed it appropriate to apply the provisions of EITF 99-20 in accounting for these instruments to present consistent accounting treatment for all of its principal protected note investments, regardless of whether consolidation is required.  The effect of the restatement on the Corporation’s financial statements is summarized as follows:

The variable rate income notes underlying all of the Corporation’s principal protected notes investments are included in the Corporation’s balance sheet and have been assessed for impairment.  The notes deemed to have been other than temporarily impaired have been written down to fair value through the income statement.  Previously, the impairment of the principal protected notes was recorded as an unrealized loss and included under accumulated other comprehensive gain (loss) on the Corporation’s Balance Sheet.

The U.S. Treasury Strips are recorded at cost on the date of purchase and amortization of the discount on those instruments is recorded as interest income in subsequent periods.

The aforementioned other than temporary impairment charges and amortization of discount on the treasury strips impact gross profits in each of the affected years and, therefore, affect deferred policyholder acquisition cost amortization and deferred tax amounts in such years.

Deferred acquisition costs and related amortization also involved a correction with regard to the application of the Company’s methodology for applying unrealized gains and loss information in connection with its shadow DAC calculation.

19.

Results

Earnings per share were $2.25 for 2004, as compared to $1.31 in 2003 and a loss of $2.16 in 2002.  Results in 2004 reflected a continuing of year-to-year increases in investment income and net realized investment gains from the prior years.  Our total revenues in 2004 were $396 million, compared to $355 million in 2003 and $215 million in 2002.  The Corporation’s performance in 2004 resulted primarily from the improved performance of the investment portfolio, particularly the investments in limited partnerships. The improvement of global capital and equity markets in 2004 also contributed significantly to our financial performance.

Certain Factors That May Affect Our Business

            There are numerous factors, some of which are outside our control, which could have a material impact on our business.  These factors include market conditions, legal and regulatory changes and operational risk.  A summary of these factors is set below:

  Market Conditions:  The Corporation, like all companies, is affected by the general state of financial markets and economic conditions in the U.S. and elsewhere.  Despite certain recent improvements in business conditions, the business environment in recent years has been difficult and the ability to obtain desired returns on the investment portfolio without exposing the Corporation to excess risk has been challenging.  This, in turn, has had an impact on our willingness to expand sale of our single premium annuity products.

Legal and Regulatory Risk:  As an insurance company, we are subject to substantial regulatory control.  Any material change in the framework in which we operate could have a material impact on the business.  For further discussion on how we deal with the regulatory requirements, see “Business – Insurance Regulation.”

Operational Risk:  Business is dependent on our ability to process on a daily basis our payment obligations under outstanding policies and the condition of the investment portfolio.  Any internal failures in the internal processes, people, or systems could lead to adverse consequences to the Corporation.  In addition, despite the contingency plans in place, the ability to conduct business may be adversely impacted by the disruption in the infrastructure that supports our business and the community in which we are located.

Interest Rate Risk:  The Insurance Company’s principal products are deferred annuities, which are interest rate sensitive instruments.  In an interest rate environment of falling or stable rates, as has persisted in recent years, the Insurance Company’s annuity holders are less likely to seek to surrender their annuities prior to maturity to seek alternative, higher-yielding investments.  However, in an environment of moderately or significantly increasing rates, such surrenders should be expected to increase.  The existence currently of surrender fees on approximately 75% of the Insurance Company’s outstanding deferred annuities acts as a deterrent against surrenders.   However, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Moreover, the surrender fees are only in effect for up to the first 7 years of each annuity policy and, therefore, disappear over time (see table below).  In the event of a substantial increase in surrenders during a short period of time, the Insurance Company may have to sell off longer-term assets to pay current surrender liabilities.  The Insurance Company continually develops strategies to address the match between the timing of its assets and liabilities.  To that end, it is currently reducing the amount of assets invested in longer-term investments and reinvesting in short and intermediate return investments at reduced yields.  These reduced yields are partially offset by the gains being recognized by the Insurance Company from the sale of the long-term assets.  The Insurance Company is also benefiting in this regard from the consolidation of the issuers of the principal protected note investments in its investment portfolio, which has placed into the Insurance Company’s investment portfolio a par value of approximately $292.3 million in U.S. Treasury Strips and similar instruments with maturity dates commencing in 2009.

Account Value with Surrender Charges Expiring

Year Expiring	Account Value (in millions)	Percent of Account Value Expiring
2005	$300.5	14.5%
2006	704.2	34.1
2007	557.8	27.0
2008	197.1	9.5
2009	147.9	7.2
2010 and later	159.9	7.7

Total	$2,067.4	100%

20.

Pricing

Management believes that the Insurance Company is able to offer its products at competitive prices to its targeted markets as a result of: (i) maintaining relatively low issuance costs by selling through the independent general agency system; (ii) minimizing home office administrative costs; and (iii) utilizing appropriate underwriting guidelines.

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

	2004	2003	2002	2001	2000
Ratio of annualized voluntary terminations (surrenders and lapses) to mean life insurance in force	8.2%	8.5%	8.6%	10.0%	12.1%

                The assumed rate of return on invested cash and desired spreads during the period that insurance policies or annuity contracts are in force also affects pricing of products and currently includes an assumption by the Insurance Company of a specified rate of return and/or spread on its investments for each year that such insurance or annuity product is in force.

Investment Results

The following table summarizes the Insurance Company's investment results for the periods indicated, as determined in accordance with GAAP.

Year Ended December 31,
	2004	2003	2002	2001	2000
(Dollars in thousands)
Cash and total invested Assets <F1>	$ 4,640,865	$ 4,280,184	$ 3,891,429	$ 3,177,651	$ 2,666,361
Net investment income <F2>	$ 339,442	$ 299,007	$ 277,611	$ 243,627	$ 234,212
Effective yield <F3>	7.78%	7.38%	7.85%	8.56%	9.92%
Net realized investment Gains (Losses) <F4>	$ 15,278	$ 10,328	$ (146,743)	$ (171,159)	$ (35,186)

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

               The reduction in the net investment income ratios from 2000 to 2003 was attributable to the low interest rate environment and other economic conditions.  During periods of declining interest rates, paydowns on mortgage–backed securities with higher interest rates and callable debt securities increase.  During such periods, the Insurance Company will likely not be able to reinvest the proceeds at comparable yields.

Another major factor affecting profitability is the level of expenses. Management believes that one of the Insurance Company's strengths is its concentration on minimizing expenses through periodic review and adjustment of general and administrative costs.

Investments

The Insurance Company derives a predominant portion of its total revenues from investment income. The Insurance Company manages most of its investments internally.  All investments made on behalf of the Insurance Company are governed by the general requirements and guidelines established and approved by the Insurance Company's investment committee (the “Investment Committee”) and by qualitative and quantitative limits prescribed by applicable insurance laws and regulations.  The Investment Committee meets regularly to set and review investment policy and to approve current investment plans.  The actions of the Investment Committee are subject to review and approval by the Board of Directors of the Corporation and the Insurance Company.  The Insurance Company's investment policy must comply with NYSID regulations and the regulations of other applicable regulatory bodies.

21.

The Insurance Company's investment philosophy generally focuses on purchasing investment grade securities with the intention of holding such securities to maturity.  However, as market opportunities, liquidity, or regulatory considerations may dictate, securities may be sold prior to maturity.  The Insurance Company has categorized all fixed maturity securities as available for sale and carries such investments at market value.

The Insurance Company manages its investment portfolio to meet the diversification, yield and liquidity requirements of its insurance policy and annuity contract obligations. The Insurance Company's liquidity requirements are monitored regularly so that cash flow needs are satisfied.  Adjustments periodically are made to the Insurance Company's investment policies to reflect changes in the Insurance Company's short-and long-term cash needs, as well as changing business and economic conditions.

The Insurance Company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations.  In general, the market value of our fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and our net investment income increases or decreases in direct relationship with interest rate changes.  For example, if interest rates decline, the Insurance Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates, and vice versa. Management is aware that prevailing market interest rates frequently shift and, accordingly, has adopted strategies that are designed to address either an increase or decrease in prevailing rates.

            The Insurance Company¢s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. Management evaluates whether other than temporary impairments have occurred on a case by case basis.  Inherent in management¢s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Insurance Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; (vi) consistency with accounting treatment applicable to other similarly situated investments; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.  The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Insurance Company deems to be comparable and assumptions deemed appropriate given the circumstances.  There can be no assurance that the assumptions relied upon by the Insurance Company will yield accurate assessments of the fair value of these investments.  As such, the Insurance Company reassesses its assumptions regularly.

As of December 31, 2004, approximately 6.8% of the Insurance Company's total invested assets were invested in limited partnerships and equity securities.  Investments in limited partnerships are included in the Corporation's consolidated balance sheet under the heading “Other invested assets.”  See “Note 2 to the Notes to Consolidated Financial Statements.”  The Insurance Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $96.4 million of additional capital to certain of these limited partnerships.  $17.0 million in 2005, $38.4 million in 2006, $22.4 in 2007, $9.7 in 2009 and $9.0 in 2010.  The Insurance Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Insurance Company to take annual distributions of partnership earnings.  There can be no assurance that the Insurance Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically.  Further, there can be no assurance that the Insurance Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Insurance Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Corporation's financial condition and results of operations.

The primary market risks in the Insurance Company’s investment portfolio are interest rate risk and, to a lesser degree, equity price risk.  The Insurance Company's exposure to foreign exchange risk is not significant.  The Insurance Company has no direct commodity risk.  Changes in interest rates can potentially impact the Corporation’s profitability.  In certain scenarios where interest rates are volatile, the Insurance Company could be exposed to disintermediation risk (asset/liability mismatch) and reduction in net interest rate spread or profit margin.  [See  “Interest Rate Risk” above.]

22.

Unrealized Losses

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2004:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	151,374	2,636	207,910	13,470	359,285	16,106
Corporate Bonds	121,613	3,759	294,324	16,331	415,937	20,090
Preferred Stocks	865	53	12,086	244	12,951	297
Subtotal Fixed Maturities	273,852	6,448	514,320	30,045	788,173	36,493
Common Stock	12,107	265	0	0	12,107	265

Total	285,959	6,713	514,320	30,045	800,280	36,758

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2004.

	Gross Unrealized Losses	% Of Total
	(in thousands)
Less than twelve months	6,448	17.67
Twelve months or more	30,045	82.33

Total	36,493	100.00

Principal Protected Notes

      As has been previously reported, between 1997 and 1999, the Insurance Company made a series of investments in instruments known as principal protected notes.  These Notes, marketed by investment companies, consist of an investment in a trust unit or corporate note.  The trusts contain two assets, a variable rate income note issued by a collateralized debt obligation structure and a AAA rated zero coupon security, primarily U.S. Treasury Strips, with maturity dates no later than the variable rate income note and a face value equal to the principal amount of the investment in the principal protected note.  The U.S. Treasury Strip is designed to defease the principal amount of the investment, while the variable rate income note provides periodic distributions of cash flow when sufficient cash flow is generated by the collateralized debt obligation structure.

                In February 2005, the Insurance Company determined that due to its percentage ownership of the notes of certain of the issuers of the principal protected note investments it purchased, the issuers were actually deemed to be affiliated parties.  This required the issuers to be consolidated with the Corporation.  The impact of the consolidation is that the Corporation is required to account separately for the variable rate income note and the U.S. Treasury Strips.  Commencing in or about 2000 through 2001, many of the variable income rate notes underlying the Insurance Company’s principal protected note investment, ceased paying periodic income.  As part of the restatement, the Corporation recorded the impairment of the notes as unrealized losses.

The effects on the Corporation’s financial statements are as follows:

(1)  The impairment of the variable rate income notes is treated as a realized loss as of the date the Corporation determined they were other than temporarily impaired.  In most instances, that occurred during 2001.  This resulted in a cumulative increase in realized capital loss at December 31, 2001 in the amount of $137.8 million and such cumulative capital loss was recorded as a reduction of retained earnings as of January 1, 2002.  This was offset substantially by a reduction of unrealized losses as of the same dates and a corresponding increase in other comprehensive income.  (See Selected Financial Data on page 18).

(2)  In addition, in connection with the restatement the Corporation has applied the provisions of EITF 99-20 to certain principal protected note investments, whose issuers are not required to be consolidated.  Although the Corporation has a demonstrated ability and intention to hold these instruments to maturity until recovery of fair value at or above cost and does not have the ability to cause the liquidation of the issuers of those instruments, the Corporation has deemed it appropriate to apply the provisions of EITF 99-20 in accounting for these instruments to present consistent accounting treatment for all principal protected note investments, regardless of whether consolidation is required

23.

(3)           The U.S. Treasury Strips are recorded as investments at their purchase price when purchased.  In each subsequent year, the Corporation has recognized substantial additional income due to the accretion of the value of the Treasury Strips as they move towards maturity, recorded as amortization of the original issue discount for the bonds.  Through December 31, 2004, this additional pre-tax income amounted to $60.7 million.  In subsequent periods, running through maturity of the bonds, the Corporation is expecting to recognize additional income of approximately $84.8 million.

Agency Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace.  There can be no assurance that the Corporation’s or the Insurance Company’s ratings will continue for any given period of time or that they will not be changed.  In the event the ratings are downgraded, the level of revenues or the persistency of the Insurance Company’s business may be adversely impacted.

  In January 2005, A.M. Best Company affirmed the Insurance Company’s rating at “B+” (Very Good).  Publications of A.M. Best indicate that the “B+” rating is assigned to those companies that, in A.M. Best's opinion, have achieved a very good overall performance when compared to the norms of the insurance industry and that generally have demonstrated a good ability to meet their respective policyholder and other contractual obligations over a long period of time.

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

During 2002, Moody's Investor Services (“Moody's”) lowered the Insurance Company's insurance financial strength rating from Baa1 to Ba1 (“Questionable financial security”).  Standard & Poor's Corporation (“Standard & Poor's”) lowered the Insurance Company's insurance financial strength from A- to BB+ which is defined as “Less vulnerable in the near-term but faces major ongoing uncertainties to adverse business, financial and economic conditions”. The credit rating of the Corporation's Senior Notes, due February 15, 2009 (the “Senior Notes”), was lowered to a B+ (More vulnerable to adverse business, financial and economic conditions but currently has the capacity to meet financial requirements) from a BBB- by Standard & Poor's and to a B1 (“Poor financial security”) from Ba1 by Moody's.  In May 2004, Moody’s lowered this rating to B2, but raised the outlook on the rating from negative to stable.

The downgrades did not have a material impact on the financial statements of the Corporation for 2004. The reduction in sales was primarily attributable to management’s intention to preserve and build the Insurance Company’s capital and surplus ratios. Surrenders of the Insurance Company’s annuity products continue to remain below 5% of the surrenderable annuities and have not had a material impact on the Corporation’s consolidated financial statements.

Results of Operations

Comparison of Fiscal Year 2004 to Fiscal Year 2003 and Fiscal Year 2003 to Fiscal Year 2002.

                Operating Revenues

                Annuity Considerations and Life Insurance Premiums

                Total annuity considerations and life insurance premiums decreased to approximately $40.4 million in fiscal 2004 from approximately $43.6 million in fiscal 2003, a decrease of approximately 7.3% and decreased from approximately $81.0 million in fiscal 2002 to $43.6 million in fiscal 2003, a decrease of approximately 46.2% .  These decreases are attributable to a decrease in sales of the Insurance Company¢s Single Premium immediate annuities with life contingencies. Annuity considerations decreased to approximately $28.4 million in fiscal 2004 from approximately $32.6 million in fiscal 2003, a decrease of approximately $4.2 million and from approximately $69.4 million in 2002 to $32.6 million in fiscal 2003, a decrease of $36.8 million.  In accordance with GAAP, sales of single premium deferred annuities are not reported as annuity considerations, but rather as additions to policyholder account balances.  Based on statutory accounting, revenue from sales of single premium annuities were approximately $248.8 million, $243.1 million and $815.8 million in fiscal 2004, 2003 and 2002, respectively.  The decrease from 2002 is attributable to many factors, primarily management’s intent to reduce sales to preserve and build the Insurance Company’s capital and surplus ratios.

24.

Policy Fee Income

Universal life and investment type policy fee income was approximately $2.9 million in fiscal 2004, as compared to approximately $1.0 million in fiscal 2003 and approximately $.7 million in fiscal 2002.  The increase in 2004 is attributed to an increased number of life policies surrendered during 2004 that were within the surrender charge period.  Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

Net Investment Income

Net investment income totaled $339.4 million in fiscal 2004, as compared to $299.0 million in fiscal 2003 and $277.6 million in fiscal 2002.  This represents a 13.5% increase comparing fiscal 2004 to fiscal 2003 and a 7.7% increase comparing fiscal 2003 to fiscal 2002.  The increases from 2002 to 2003 and from 2003 to 2004 were largely attributable to an increase in investment income from the Insurance Company’s limited partnership investments.  Income from these investments amounted to $57.5 million in fiscal 2004 as compared to $30.2 million and $21.9 million in fiscal 2003 and 2002, respectively.  The full impact of the increase in sales in 2002 was reflected in the increase in fixed maturity income for 2003 and 2004. Income from fixed maturities totaled $284.8 million in 2004 compared to $270.2 million in 2003 and $244.3 in 2002.  The Insurance Company's ratio of net investment income to average cash and invested assets less net investment income for the years ended December 31, 2004, 2003 and 2002 was approximately 7.78%, 7.38% and 7.85%, respectively.  Without taking into account the Corporation’s returns on its limited partnership investments in those years, the respective ratios would have been 6.92%, 7.12% and 7.06% for the years ended December 31, 2004, 2003 and 2002.   For additional information, please refer to “Note 2 of the Notes to Consolidated Financial Statements.”

               During periods of declining interest rates, pay-downs on mortgage–backed securities with higher interest rates and callable debt securities increase. During such periods the Insurance Company, for the most part, will not likely be able to reinvest the proceeds at comparable yields.

Net Realized Investment Gains and Losses

Net realized investment gains (pre-tax) amounted to $15.3 million in fiscal 2004, as compared to $10.3 million in fiscal 2003 and a loss of approximately $146.7 million in fiscal 2002.  Net realized investment gains (losses) for years ended December 31, 2004, 2003 and 2002 include realized investment losses of approximately $4.6 million, $31.8 million, and $147.3 million, respectively, attributable to writedowns of certain securities contained in the Insurance Company's investment portfolio. Investment securities with unrealized losses are placed on an internal watch list and are carefully evaluated to determine whether such losses are other than temporary.  Evaluations of watch list securities are monitored on an ongoing basis. Various criteria are utilized in the evaluation of the financial performance of the issuer, including capital structure, debt maturities, earnings trends, asset quality, Industry trends, regional and economic trends and specific events including: a) company specific event, such as missed interest payments, accounting issues, gain or loss of major revenue generating contract(s), significant change in availability and cost of raw material or labor; and, b) specific market-driven events such as dramatic changes in interest rates or geo-political events.  We then evaluate these results in the context of our general intent to hold the investments to maturity barring any significant adverse change in credit conditions, as well as our need for liquidity. When we determine that such conditions are not simply temporary, we adjust the book value to reflect the net realizable value or fair value, as appropriate, on a quarterly basis. Realized investment gains (losses) also result from sales of certain equities and convertible securities, and calls and sales of fixed maturity investments in the Insurance Company's investment portfolio.

Total Benefits and Expenses

                Interest Credited and Benefits to Policyholders

Interest credited and benefits to policyholders amounted to approximately $254.0 million in fiscal 2004 as compared to approximately $258.1 million in fiscal 2003 and approximately $276.8 million in fiscal 2002.  This represents a decrease of approximately 1.6% comparing fiscal 2004 to fiscal 2003 and approximately a 6.7% decrease comparing fiscal 2003 to fiscal 2002.  The decreases in 2004 from 2003 and 2003 from 2002 were primarily attributable to varying levels of policyholder account balances as a result of variations in annuity considerations received and surrenders paid during the respective years, as well as a reduction of the interest rates credited on renewals.

The Insurance Company’s average credited rates for reserves and account balances for the 12 months ended December 31, 2004, 2003 and 2002 were less than the Insurance Company’s ratio of net investment income to mean assets for the same periods as noted above under “Net Investment Income.”  There can be no assurance that the spread between the Insurance Company’s average credited rate for reserves and account balances and the Insurance Company’s ratio of net investment income to mean assets (the “Spread”), will not decline in future periods or that such decline will not have a material adverse effect on the Corporation’s financial condition and results of operations.

25.

Interest Expense on Notes Payable

The interest expense on the Corporation's notes payable amounted to approximately $9.8 million in fiscal 2004, approximately $9.6 million in fiscal 2003 and approximately $10.6 million in fiscal 2002.  The increase in interest expense in fiscal 2004 is attributable to higher interest rates on the Corporation’s $50 million line of credit with the Bank of New York and lower interest rates in fiscal 2003 when comparing to fiscal 2002.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $28.0 million in fiscal 2004 as compared to approximately $29.6 million in fiscal 2003 and approximately $47.2 million in fiscal 2002.  This represents a decrease of approximately 5.5% comparing fiscal 2004 to fiscal 2003 and a decrease of approximately 37.4% comparing fiscal 2003 to fiscal 2002. The decrease in fiscal 2004 compared to fiscal 2003 is attributable to a reduction in the Insurance Company’s general expenses due to expense controls initiated in 2003.  The decrease in fiscal 2003 compared to 2002, is principally attributable to lower costs associated with lower commissions and selling expenses incurred associated with the lower level of sales of single premium annuities offset by the Corporation¢s general expenses and taxes.

Change in Deferred Policy Acquisition Costs

The change in the net DAC for the twelve months ended December 31, 2004 resulted in a charge of approximately $4.5 million, as compared to credits of approximately $2.7 million and $29.7 million for the twelve months ended December 31, 2003 and 2002, respectively.  Such changes are due in part to the costs associated with product sales that have been deferred (accounting for credits of approximately $11.4 million for fiscal 2004, $10.5 million for fiscal 2003 and $30.9 million for fiscal 2002). Another portion of such changes is due to amortization of the DAC on deferred annuity business, which reflects the impact that changes in estimated gross profits have on these unamortized deferred acquisition costs.  Such changes accounted for charges of approximately $11.0 million in fiscal 2004 and approximately $3.0 million in fiscal 2003 and a credit of approximately $3.0 million in fiscal 2002.  The balance of the changes is due to the amortization of the DAC for the remainder of the business (accounting for  charges of approximately $4.9 million for fiscal 2004, approximately $4.8 million for fiscal 2003 and  approximately $4.2 million in fiscal 2002).

Under applicable accounting rules (FASB 97), DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Insurance Company related to these assets increase, the amount and timing of amortization is accelerated.  In 2001 and 2002, the Insurance Company had significant realized investment losses, leading to substantially increased credits against DAC amortization in those years.  In 2003 and 2004, the Insurance Company’s investment performance was substantially improved from the prior years, resulting in charges to DAC amortization. (See also the discussion of Deferred Policy Acquisition Costs under Critical Accounting Policies below.)

Income Before Income Taxes

For the reasons discussed above, income (loss) before income taxes amounted to approximately $100.0 million in fiscal 2004, as compared to approximately $60.2 million in fiscal 2003 and approximately $(90.1) million in fiscal 2002.

Income Taxes

Income tax expense was approximately $34.1 million for fiscal 2004, as compared to an expense of approximately $22.0 million for fiscal 2003 and a benefit of approximately $(26.8) million in fiscal 2002.  The increase in income taxes in fiscal 2004 was primarily attributable to an increase in investment income as compared to 2003.  The increase in 2003 from 2002 is primarily attributable to the net investment losses the Company realized in fiscal 2002 of approximately $146.7 as compared to a net investment gain of approximately $10.3 million in fiscal 2003.

Net Income

For the reasons discussed above, the Corporation had net income of approximately $66.0 million in fiscal 2004, as compared to net income of approximately $38.3 million in fiscal 2003 and a net loss of approximately $(63.4) million in fiscal 2002.

26.

Liquidity and Capital Resources

                The Corporation is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Corporation’s principal sources of cash are sales of and interest on the Corporation’s investments and rent from its real estate.  During 2004, the Corporation’s Board of Directors maintained the quarterly dividend rate of $.10 per share.  During 2004 and 2003, the Corporation did not repurchase any of its common stock, although at December 31, 2004, the Corporation was authorized to purchase approximately 385,000 shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to us without obtaining prior regulatory approval.  Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Corporation as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses). The Insurance Company will be permitted to pay a stockholder dividend to the Corporation in excess of that amount if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. Management of the Corporation cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Corporation in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.  The Insurance Company paid no dividends to the Corporation in fiscal 2004, 2003 or 2002.

                Notwithstanding the above, the Corporation was able to meet all its liquidity needs in 2004, including the payment of dividends, and anticipates being able to meet those needs in 2005.

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

Given the Insurance Company’s historical cash flow and current financial results, management believes that, for the next twelve months and for the reasonably foreseeable future, the Insurance Company’s cash flow from operating activities will provide sufficient liquidity for the operations of the Insurance Company.

Net cash provided by the Insurance Company's operating activities was approximately $41.8 million, $15.7 million and $26.8 million in fiscal 2004, 2003 and 2002, respectively. The increase from 2003 is largely attributable to the increase in net investment income for fiscal 2004. Net cash (used)/provided by in the Insurance Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(183.2) million, $76.9 million and $(684.6) million in fiscal 2004, 2003 and 2002, respectively.

                For purposes of the Corporation's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Insurance Company's annuity and universal life insurance products.  The payment of dividends by the Corporation to its stockholders is also considered to be a financing activity.  Net cash provided by /(used) by the Insurance Company's financing activities amounted to approximately $134.8 million, $(92.8) million and $668.9 million in fiscal 2004, 2003 and 2002, respectively.  These fluctuations primarily are attributable to higher policyholder account balances as a result of sales and interest earned by the policyholders.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Corporation. In the event the Corporation violates such covenants as defined in the indenture, we may be obligated to offer to repurchase the entire outstanding principal amount of such notes.  As of December 31, 2004, we believe that we are in compliance with all of the covenants.

                Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of our primary market risk exposures and how those exposures are currently managed.

We believe that a portfolio composed principally of fixed-rate investments that generate predictable rates of return should back our fixed-rate liabilities.  We do not have a specific target rate of return.  Instead, our rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions.  Our portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with our investment objectives of effective asset-liability matching, liquidity and safety.

27.

In order to maintain consistency in our portfolio, our deferred annuity products incorporate surrender charges to discourage surrenders or withdrawals.  An annuitant may not terminate or withdraw funds from their annuity contracts for a significant initial period (generally seven years) without incurring substantial penalties in the form of surrender charges.  These surrender charges generally range from 1% to 7% of the investment. Approximately 25.4%, 25.1% and 24.9% of the Insurance Company's deferred annuity contracts in force (measured by reserves) as of December 31, 2004, 2003, and 2002 are surrenderable without charge.

The market value of our fixed maturity portfolio changes as interest rates change.  In general, rate decreases cause asset prices to rise, while rate increases cause asset prices to fall.  Based on market values and prevailing interest rates as of December 31, 2004, a hypothetical instantaneous increase in interest rates of 100 basis points would produce a loss in fair value of our fixed maturity assets of approximately $343.7 million.

            Asset/Liability Management

                A persistent concern of the Insurance Company’s management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  Over the past two years, the Insurance Company has permitted the duration gap between its assets and liabilities to rise during a period in which it expected relatively stable interest rates and, most importantly, in which its liabilities were largely protected by significant annuity surrender charges.  This strategy benefited the Company by allowing it to realize enhanced yield from longer duration assets.                  The Insurance Company has determined that the prospect of rising rates and declining surrender charges now necessitate a reduction in the duration mismatch, as well as increased management of extension risk in its investment portfolio.  The Company has developed a two-step duration reduction strategy, which involves the sale of certain longer duration assets that were purchased at prices below current market prices and reinvestment in shorter duration assets.  Since December 31, 2004, the Company has completed in excess of $750 million of long duration sales and $750 million of shorter duration reinvestments, as measured by proceeds.  The Company estimates that it has now substantially completed its portfolio rebalancing target.  The Company also anticipates that the lower level of income generated by its rebalanced portfolio will be more than offset by the gains on the sale of its longer term assets and by the income from the US Treasury strips it is consolidating [See “Item 7 Management Discussion and Analysis-Principal Protected Notes”].

                The Insurance Company conducts periodic cash flow tests assuming different interest rates scenarios in order to demonstrate the ability to meet any surrender demands without incurring substantial losses.  If a test reveals a potential deficiency in its cash flow, the Insurance Company may be required to increase its reserves against such liabilities to satisfy its statutory accounting requirements   In 2004, the Insurance Company increased its reserves on a statutory basis by $50 million to address these contingencies.

                As a further element of its asset liability management strategy, the Company intends to hedge against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as payor swaptions.  Swaptions are options to enter into an interest rate swap arrangement with a counter party at a specified future date.  At expiration, the counter party would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates.  With the swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

                The Insurance Company has submitted its Derivate Use Plan concerning the payor swaptions to the NYSID and is awaiting required approval before implementing the plan.  The Insurance Company has engaged the financial risk management group of Milliman, Inc., its actuarial consulting firm, to assist it in connection with its proposed use of these derivative investments.

                Line of Credit

                The short-term notes payable relates to a line of credit issued by The Bank of New York in the amount of $50,000,000.  The line of credit provides for interest on borrowings based on the 30, 60 and 90-day LIBOR rate depending on the duration of the Corporation’s periodic renewals.  At December 31, 2004 the Corporation had the full $50,000,000 outstanding. The line of credit renews annually and is up for renewal on April 22, 2005.   If the bank chooses not to renew the line of credit, the Corporation would be forced to pay-down the $50,000,000 in April 2005 or seek alternative financing options.  The Corporation does not believe that there would be a material adverse impact on its liquidity or cash flow position if the line of credit were called in April 2005

                Off-Balance Sheet Arrangements

The Corporation has not entered into any off-balance sheet financing arrangements and has made no financial commitments or guarantees with any unconsolidated subsidiary or special purpose entity.  All of the Corporation’s subsidiaries are wholly owned and their results are included in the accompanying consolidated financial statements.

28.

                Contractual Obligations

The accompanying Notes to Consolidated Financial Statements contain information regarding payments required under existing long-term borrowing arrangements.  The following presents a summary of the Corporation’s significant contractual obligations.

	Payment Due By Period (in thousands)

Contractual Obligations

Less than 1 year	1-3 Years	4-5 Years	After

5 Years

Total

Long Term Debt Obligations	-	-	$100,000	-	$100,000
Policyholder Account Balance with Contractual Maturities (1)	$156,600	$273,000	$215,000	$1,308,800	$1,953,400

(1) These liabilities are reflected within “Policyholder Liabilities” in the consolidated balance sheet, and amount to $999.1 Million as of December 31, 2004.  The difference between the recorded liability and the total payment amount is $954.3 Million and is comprised of (i) future interest to be credited and (ii) the effect of mortality discount for those payments that are life contingent.  Most of the remaining policyholder liabilities ($2,771.0 Million) involve deferred annuity contracts, which are contractually surrenderable at any time.  Approximately 75% of these obligations have surrender penalties.  These surrender charges, along with those contracts that involve contractual maturities, help to mitigate the asset/liability management process.  (See discussion under Liquidity and Capital Resources Section.)

                Long-term debt obligations consist of $100 million, 7 7/8% senior notes due February 15, 2009.  See “Note 3 in Notes to the Consolidated Financials Statements” for additional discussion concerning both long-term and short-term obligations.

                Effects of Inflation and Interest Rate Changes

In a rising interest rate environment, the Insurance Company's average cost of funds would be expected to increase over time, as it prices its new and renewing annuities to maintain a generally competitive market rate. In addition, the market value of the Insurance Company's fixed maturity portfolio decreases resulting in a decline in shareholders' equity.  Concurrently, the Insurance Company would attempt to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities associated with such annuities.  Moreover, surrenders of its outstanding annuities would likely accelerate.  Management believes that liquidity necessary in such an interest rate environment to fund withdrawals, including surrenders, would be available through income, cash flow, the Insurance Company's cash reserves and, if necessary, proceeds from the sale of short-term and long-term investments.

In a declining interest rate environment, the Insurance Company's cost of funds would be expected to decrease over time, reflecting lower interest crediting rates on its fixed annuities.  Should increased liquidity be required for withdrawals in such an interest rate environment, management believes that the portion of the Insurance Company's investments that are designated as available for sale in the Corporation's consolidated balance sheet could be sold without materially adverse consequences in light of the general strengthening in market prices that would be expected in the fixed maturity security market.

                Interest rate changes also may have temporary effects on the sale and profitability of our annuity products.  For example, if interest rates rise, competing investments (such as annuity or life insurance products offered by the Insurance Company's competitors, certificates of deposit, mutual funds and similar instruments) may become more attractive to potential purchasers of the Insurance Company's products until the Insurance Company increases the rates credited to holders of its annuity products.  In contrast, as interest rates fall, we would attempt to lower our credited rates to compensate for the corresponding decline in net investment income.  As a result, changes in interest rates could materially adversely affect the financial condition and results of operations of the Insurance Company depending on the attractiveness of alternative investments available to the Insurance Company's customers.  In that regard, in the current interest rate environment, the Insurance Company has attempted to maintain its credited rates at competitive levels designed to discourage surrenders and also to be considered attractive to purchasers of new annuity products.

Recent Accounting Pronouncements

                    In December 2004, FASB revised SFAS 123 to Share-Based Payment (“SFAS 123 r”).    SFAS 123 r provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities.  SFAS 123(r) also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement must be adopted by the Company by July 1, 2005.  The Company is in the process of assessing impact of adopting SFAS 123r but believes the impact will not have a significant impact on the Company's consolidated financial statements.

In March 2004, the EITF reached consensus on Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company's consolidated financial statements.         29.

In March 2004, the Emerging Issues Task Force (“EITF”) reached further consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income.  An

EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No.115, Accounting for Certain Investments in Debt
and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized.  The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003.
The accounting guidance of EITF 03-1 relating to the recognition of investment impairment, which was to be effective in the third quarter of 2004 has been delayed pending the development of additional guidance.  The Company is actively monitoring the deliberations relating to this issue at the Financial Accounting Standards Board (“FASB”) and currently is unable to determine the impact of EITF 03-1 on its consolidated financial statements.  See Note 2.

In December 2003, FASB issued Statement of Financial Accounting Standards (“SOFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  This standard requires additional detailed disclosures regarding pension plan assets, benefit obligations, cash flow, benefit costs and related information.  With the exception of disclosures related to foreign plans, the new disclosures were required to be provided in annual statements of public entities with fiscal years ending after December 15, 2003.  See Note 5.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities” (SOP 03-3).  SOP
03-3 addresses the accounting for differences between contractual and expected cash flows to be collected from an investment in loans or fixed maturity securities (collectively hereafter referred to as “loan(s)”) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  SOP 03-3 limits the yield that may be accreted to the excess of the estimated undiscounted expected principal, interest and other cash flows over the initial investment in the loan.  SOP
03-3 also requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual or valuation allowance.  SOP 03-3 is effective for loans acquired in fiscal years beginning after
December 15, 2004.  For loans acquired in fiscal years beginning on or before December 15, 2004 and within the scope of Practice Bulletin 6 “Amortization of Discounts on Certain Acquired Loans”, SOP 03-3, as it pertains to decreases in cash flows expected to be collected, should be applied prospectively for fiscal years beginning after December 15, 2004.  Adoption of this statement did not have an impact on the “Company’s consolidated financial condition or results of operations for the year ended December 31, 2004.

In July 2003, AcSEC issued a final Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP”).  The Major provisions of the
SOP require: recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits (“GMDB”), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment; reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met; reporting and measuring the company’s interest in its separate accounts as general account assets based on the insurer’s proportionate beneficial interest in the separate account’s underlying assets’ and Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs (“DAC”).  The SOP is effective for financial statements for fiscal years beginning after December 15, 2003.  SOP 03-1 did not have an impact on the Company’s financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of Statement No. 150 did not have an impact on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative.  The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and
amends certain other existing pronouncements.  Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  This statement is effective for

30.

contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.  The adoption of Statement No. 149 did not have an impact on the Company’s consolidated financial statements.

                In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN46”).  Fin 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN
46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities entered into prior to February 1, 2003, FIN 46 if effective for the first interim or annual period beginning after June
15, 2003.  In October 2003, the FASB issued FASB Staff Position (“FSP”) FIN 46-6, Effective Date of FASB Interpretation, No.46 Consolidation of Variable Interest Entities. This FSP provides a deferral of interests held by public entities in a variable interest entity or potential variable interest entity until the end of the first interim or annual period after December 15, 2003, if (a) the variable interest entity was created before February 1, 2003 and (b) the public entity has not issued financial statements reporting the variable interest entity that was created before February 1, 2003,

in accordance with FIN 46, other than in the disclosure required by FIN 46.  The is effective for financial statements issued after October 9, 2003.  The adoption of FIN 46 and FIN 46-6 did not have an impact on the consolidated financial statements of the Company as of December 31, 2003 or December 31, 2004.

                In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of
Indebtedness of Others (“FIN 45”).  FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others.  Disclosure requirements under FIN 45 are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of FIN 45.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have an impact on the Company’s consolidated financial statements.

                In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions (“SFAS 147”).  This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises.  The standard is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.  The adoption of SFAS 147 did not have an impact on the Company’s consolidated financial statements.

                In August 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Previous accounting guidance was provided by EITF 94-3, “Liability Recognition for Certain
Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS 146 replaces EITF 94-3.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 did not have an impact on the Company’s consolidated financial statements.

Critical Accounting Estimates

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (²GAAP²) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.  The critical accounting policies, estimates and related judgments underlying the Corporation¢s consolidated financial statements are summarized below.  In applying these accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Insurance Company’s business operations.

Investments

            The Insurance Company¢s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of other than temporary impairments and income, as well as the determination of fair values. Recognition of income ceases when a bond goes into default and management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the
Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry  has a catastrophic type of loss or has exhausted natural

31.

resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the

Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.  The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Company deems to be comparable and assumptions deemed appropriate given the circumstances.  The use of different methodologies and assumptions may have a material effect of the estimated fair value amounts.

Deferred Policy Acquisition Costs

                The Insurance Company incurs significant costs in connection with acquiring new business. These costs, which vary with and are primarily related to the production of newbusiness, are deferred. The recovery of such costs is dependent upon the future profitability of the related product, which in turn is dependent mainly on investment returns in excess of interest credited, as well as, persistency and expenses.  These factors enter into management¢s estimate of future gross profits, which generally are used to amortize such costs.  Changes in these estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the deferred acquisition cost asset and a charge to income if estimated future gross profits are less than amounts deferred.

Future Policy Benefits

                The Insurance Company establishes liabilities for amounts payable under life and health insurance policies and annuity contracts.  Generally, these amounts are payable over a long period of time and the profitability of the products is dependent on the pricing. Principal assumptions used in pricing policies and in the establishment of liabilities for future policy benefits are investment returns, mortality, expenses and persistency.

The reserves reflected in the Corporation’s consolidated financial statements included herein are calculated based on GAAP and differ from those specified by the laws of the various states in which the Insurance Company does business and those reflected in the Insurance Company's statutory financial statements.  These differences arise from the use of different mortality and morbidity tables and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net
level premium reserve method on all insurance business.   See “Notes 1G, 1H and 8 to the Notes to the Consolidated Financial Statements.”

The reserves reflected in the Corporation's consolidated financial statements are based upon the Corporation's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all non‑interest‑sensitive products.  For all interest‑sensitive products, the policy account value is equal to the accumulation of gross premiums plus interest credited less mortality and expense charges and withdrawals.  In determining reserves for its insurance and annuity products, the Insurance Company performs periodic studies to compare current experience for mortality, interest and lapse rates with expected experience in the reserve assumptions. Differences are reflected currently in earnings for each period.  The Insurance Company historically has not experienced significant adverse deviations from its assumptions.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                See the accompanying Table of Contents to Consolidated Financial Statements and Schedules on Page F-1.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                                      FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

            The Corporation’s management, with the participation of its Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K using the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO) inInternal Control-Integrated Framework.  Based on such evaluation, the Corporation’s Chief Executive Officer and

32.

Principal Accounting Officer have concluded that, in light of the Corporation’s need to restate its financial statements for the years ended 2002 and 2003 to correct the accounting treatment for its principal protected note investments, as described in this report, as of the end of such period, the Company’s disclosure controls and procedures were not effective.

Internal Control Over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this Annual Report on Form 10-K (i) a report from our management regarding the Company's internal controls over financial reporting, which report is required to include, among other things, an assessment and statement as to the effectiveness of our internal controls over financial reporting as of December 31, 2004 and (ii) an attestation report of our independent registered public accounting firm on management's assessment of such internal controls.

                On November 30, 2004, the SEC issued an exemptive order (SEC Release No. 50754) which provides a 45-day extension for the filing of the management report and the related attestation report by eligible companies. We have elected to rely on this 45-day extension, and therefore, this Annual Report on Form 10-K does not include such reports. We intend to include such reports in an amendment to this Annual Report on Form 10-K in accordance with the SEC's exemptive order.

                During 2004 and to date, we have spent considerable time and internal and external resources analyzing, documenting and testing our system of internal controls over financing reporting and have substantially completed our internal evaluation.

                In October 2004, the Company adopted a procedure in which all calculations of deferred policy acquisition costs are reviewed by two separate individuals.   During
the fourth quarter, the Company established procedures for reviewing applicable accounting pronouncements insofar as they relate to investments made by the Company, to assure appropriate accounting treatment and timely documentation of the Company’s analysis of such pronouncements.  Other than the above, there have been two changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

                As stated above, we have not yet completed our final assessment of the Corporations internal controls over financial reporting, which will be filed in accordance with the requirements of the exemptive order.  We have to date however identified a material weakness relative to the aforementioned required restatement of our historical financial statements.  In addition, there can be no assurance that further deficiencies or weaknesses will not be identified by us or our independent registered public accounting firm during the completion of the assessment process.

ITEM 9B.  OTHER INFORMATION

                None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the Corporation's directors, nominees for election as directors and executive officers will be included in the Corporation's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (the “Proxy Statement”),
which the Corporation intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Directors and Executive
Officers" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to compensation paid to executive officers and directors of the Corporation will be included in the Proxy Statement under the heading “Compensation of Directors and Executive Officers” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to the security ownership of certain beneficial owners and management of the Corporation will be included in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is
incorporated herein by reference.

33.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Based on applicable accounting guidelines, the Corporation is required to consolidate the issuers of certain principal protected notes in its investment portfolio.  The
Corporation’s sole transactions with those entities were the purchase of notes or trust certificates issued by these entities.  Due to the consolidation, the underlying assets of the issuers (variable rate income notes issued by nonaffiliated entities and
U.S. Treasury Strips or similar instruments) are recorded separately by the Corporation.

                Other than the foregoing, there are no matters required to be disclosed under this Item.

ITEM 14.  Principal Accounting Fees and Services

                The information relating to Principal Accounting Fees and Services will be included in the Proxy Statement under the heading “Selection of Independent Auditors”
and is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8‑K

(a).  Report of The Independent Registered Public Accounting Firm, Consolidated Financial Statements and Consolidated Financial Statement Schedules listed in the Table of Contents on page F‑1 are being filed as part of this Form 10‑K.

(b).  On November 3, 2004, the Corporation filed a Current Report on Form 8-K in connection with the restatement of the financial statements incorporated in the Corporation’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30,
2004.

(c).  Exhibit Index

Exhibit

Number                                  Description of Document

Certificate of Ownership and Merger, as filed with the Secretary of State of Delaware on July 27, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1993)

2.02                     Certificate of Merger, as filed with the Secretary of State of State of New York on July 27, 1993 (Incorporated by reference to the Annual
Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1993)

3.01 Certificate of Amendment of the Certificate of Incorporation of the Corporation, as filed with the Secretary of State of State of New York on June 8, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1993)

3.02 Certificate of Correction of the Certificate of Amendment to the Certificate of Incorporation of the Corporation, as filed with the Secretary of State of State of New York on June 29, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the
Corporation for the fiscal year ended December 31, 1993)

3.03 Certificate of Incorporation of Presidential Life Corporation, a Delaware corporation (now the Corporation) (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

3.04 By-Laws of Presidential Life Corporation, a Delaware corporation (now the Corporation) (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

34.

4.01 Form of Indenture dated as of December 15, 1993 between the Registrant and M&T Bank relating to the 9 1/2% Senior Notes due 2001 (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of the Corporation filed on September 2,
1993)

Form of Indenture dated as of February 23, 1999 between the Registrant and Bankers Trust Company relating to the 7 7/8% Senior Notes due 2009 (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-3 of the Corporation
filed on November 3, 1998)

10.01    Reinsurance Agreements, dated January 1, 1969, March 1, 1979 and November 15, 1980, in each case together with all amendments thereto, Between the Registrant and Life Reassurance Corporation of America (formerly known as General Reassurance
Corporation) (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31,
1992)

10.02 Reinsurance Agreements, dated September 25, 1969 and November 21, 1980, in each case together with all amendments thereto, by and between Presidential Life Insurance Company and Security Benefit Life Insurance Company (now known as Swiss Re Life & Health
America) (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.03 Form of Indemnification Agreement (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.04 Presidential Life Corporation 1984 Stock Option Plan (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.05 Presidential Life Corporation 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 28.1 to the Registration Statement on Form S-8 of the Corporation filed on July 16, 1996)

11.01 Statement Re Computation of Per Share Earnings is clearly determinable from the information contained in this Form 10‑K

Subsidiaries of the Registrant (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

        Consent of the Independent Registered Public Accounting Firm

                31.01
                Certification of Chief Executive Officer Pursuant

                                  to Exchange Act Rule 13a-14

31.02                       Certification of Principal Financial Officer Pursuant

                to Exchange Act Rule 13a-14.

32.01                       Certification of Chief Executive Officer Pursuant to

                                       Section 906 of the Sarbanes Oxley Act of
2003

32.02                       Certification of Principal Financial Officer Pursuant to

                                Section 906 of the Sarbanes Oxley Act of 2003

35.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL LIFE CORPORATION

By  /s/ Herbert Kurz

Herbert Kurz

Chief Executive Officer

and Director

Date:  March 30, 2005

36.

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:  March 30, 2005
  /s/ Herbert Kurz

                Herbert Kurz

                Chief Executive Officer

                and Director

Date:  March 30, 2005
  /s/ Charles J. Snyder

                Charles J. Snyder, Treasurer

                and Principal Accounting Officer

Date:  March 30, 2005
  /s/  Paul F. Pape

                Paul Frederick Pape, Director

Date:  March 30, 2005
  /s/ Richard Giesser

                Richard Giesser,  Director

Date:  March 30, 2005
  /s/ Lawrence Rivkin

                Lawrence Rivkin, Director

Date:  March 30, 2005
   /s/  Donald Barnes

                Donald Barnes, Director

37.

INDEPENDENT AUDITORS¢ CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-63831 on Form S-3 and 333-08217 on Form S-8, of Presidential Life Corporation, of our report dated March 30, 2005, (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the restatement of the 2003 and 2002 financial statements) appearing in this Annual Report on Form 10-K of Presidential Life Corporation for the year ended December 31 2004.

DELOITTE & TOUCHE LLP

New York, New York

March 30, 2005

38.

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                   Page

Report of Independent Registered Public Accounting Firm……….……………………………….          F-2

Consolidated Financial Statements:

       Consolidated Balance Sheets as of December 31, 2004 and 2003 (restated)..………….…….
               F-3

        Consolidated Statements of Income – Years Ended December 31, 2004, 2003 (restated)

                and 2002 (restated)
..……………………………………………………………………..         F-4

       Consolidated Statement of Shareholders’ Equity – Years Ended December 31, 2004,

                 2003 (restated) and 2002 (restated)
...………………………………………………...
                                F-5

        Consolidated Statements of Cash Flows – Years Ended December 31, 2004, 2003 (restated)

               and 2002 (restated)
..……………………………………………………………………..
        F-6

Notes to Consolidated Financial Statements
…………………………………………………….
        F-7

Consolidated Financial Statement Schedules:

        II  Condensed Balance Sheets (Parent Company Only) as of December 31, 2004 and

               2003 (restated)
...……………………………………………………………………….
                      S-1

        II  Condensed Statements of Income (Parent Company Only) – Years Ended

                December 31, 2004, 2003 (restated) and 2002 (restated) …
…………………………….        S-2

        II  Condensed Statements of Cash Flows (Parent Company Only) – Years Ended

                 December 31, 2004, 2003 (restated) and 2002 (restated)
……………………………….        S-3

     III  Supplemental Insurance Information – Years Ended December 31, 2004, 2003 and 2002 …        S-4

     IV  Reinsurance – Years Ended December 31, 2004, 2003 and 2002  …………………………..        S-5

                 Certification for Chief Executive Officer
……………………………………………….        S-6

                 Certification for Treasurer or Principal Accounting Officer
……………………………        S-7

All schedules not included are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, NY  10960

We have audited the accompanying consolidated balance sheets of Presidential Life Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003 (as restated) and the related consolidated statements of income, shareholders’ equity
and cash flows for each of the three years in the period ended December 31, 2004.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidential Life Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 12, the accompanying 2003 and 2002 consolidated financial statements have been restated.

New York, New York

March 30, 2005

PRESIDENTIAL LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

 December 31,

 2004

 2003

 ASSETS:

 (As Restated)

 Investments:

 (See Footnote 12)

    Fixed maturities available for sale

 $      4,227,134

 $      3,891,819

    Common stocks

              45,859

              39,652

    Mortgage loans

                       0

                9,142

    Real estate

                    415

                   415

    Policy loans

             17,642

             18,262

    Short-term investments

             27,908

             23,664

    Other invested assets

           315,581

           323,139

            Total investments

        4,634,539

        4,306,093

 Cash and cash equivalents

              6,326

            12,907

 Accrued investment income

            53,492

            50,956

 Amounts due from security transactions

            10,098

              1,196

 Federal income tax recoverable

            13,262

            27,137

 Deferred policy acquisition costs

            80,429

            88,062

 Furniture and equipment, net

                 210

                 200

 Amounts due from reinsurers

             12,438

            15,688

 Other assets

              4,699

              5,094

 Assets held in separate account

              1,863

              2,450

          TOTAL ASSETS

      $     4,817,356

      $     4,509,783

 LIABILITIES AND SHAREHOLDERS’ EQUITY:

 Liabilities:

 Policy Liabilities:

    Policyholders’ account balances

     $      3,246,039

     $       3,092,872

    Future policy benefits:

                 Annuity

          651,091

           646,958

                 Life and accident and health

            62,132

             65,425

    Other policy liabilities

              8,519

              6,193

          Total policy liabilities

       3,967,781

       3,811,448

 Notes payable

          100,000

          100,000

 Short-term note payable

            50,000

            50,000

 Deposits on policies to be issued

              9,762

            11,795

 General expenses and taxes accrued

              3,267

              7,610

 Deferred federal income taxes, Net

            74,670

            31,394

 Other liabilities

            14,279

            18,827

 Liabilities related to separate account

              1,863

              2,450

         Total Liabilities

       4,221,622

       4,033,524

 Commitments and Contingencies

 Shareholders’ Equity:

    Capital stock ($.01 par value; authorized

       100,00,0000 shares; issued and outstanding 29,362,443 shares in 2004 and 29,334,668 in 2003)

                294

                293

 Additional paid in capital

                302

                   0

 Accumulated other comprehensive gain

         194,362

         129,427

 Retained earnings

         400,776

         346,539

         Total Shareholders’ Equity

         595,734

         476,259

 TOTAL LIABILITIES AND   SHAREHOLDERS’ EQUITY

 $   4,817,356

 $   4,509,783

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

 Years Ended December 31

 2004

 2003

 2002

 REVENUES:

 (As Restated)

 (As Restated)

    Insurance revenues:

 (See Footnote 12)

 (See Footnote 12)

      Premiums

    $        12,059

    $        10,992

    $         11,605

      Annuity considerations

       28,356

       32,622

        69,422

      Universal life and investment type          policy fee income

         2,944

         1,004

            679

    Net investment income

     339,442

     299,007

      277,611

     Net realized investment gains (losses)

       15,278

       10,328

      (146,743)

    Other income

         (1,820)

            966

         2,216

      TOTAL REVENUES

     396,259

     354,919

      214,790

 BENEFITS AND EXPENSES:

 Death and other life insurance benefits

         13,581

         16,140

        13,566

 Annuity benefits

         73,451

         71,694

        64,310

 Interest credited to policyholders’             account balances

       165,337

       161,379

      146,502

 Interest expense on notes payable

           9,805

           9,643

        10,633

 Other interest and other charges

              756

              700

               79

 Increase in liability for future policy benefits

              897

           8,235

        52,312

 Commissions to agents, net

         12,045

         12,496

        32,323

 General expenses and taxes

         15,905

         17,072

        14,888

 Increase/(Decrease) in deferred policy acquisition cost

           4,461

           (2,677)

        (29,678)

     TOTAL BENEFITS AND EXPENSES

       296,238

       294,682

      304,935

 Income (loss) before income taxes

        100,021

        60,237

        (90,145)

 Provision (benefit) for income taxes:

    Current

       25,383

         8,358

         (8,370)

    Deferred

         8,673

       13,600

        (18,418)

       34,056

       21,958

        (26,788)

 NET INCOME (LOSS)

    $        65,965

    $        38,279

    $       (63,357)

 Earnings (Loss) per common share, basic and diluted

    $            2.25

    $            1.31

    $           (2.16)

 Weighted average number of shares outstanding during the year, basic

 29,347,683

 29,334,668

 29,332,120

 Weighted average number of shares outstanding during the year, diluted

 29,445,386

 29,367,925

 29,374,401

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(in thousands, except share data)

 Capital Stock

 Additional Paid-in-Capital

 Retained Earnings

 Accumulated

 Other Comprehensive

 Income (loss)

 Total

 Balance at

 January 1, 2002, as restated

 $

           293

 $

           0

 $

        394,857

 $

          20,879

 $

      416,029

 Comprehensive Income:

 Net Loss, as (as restated see note 12)

        (63,357)

       (63,357)

 Loss on rate lock hedge

           (4,142)

         (4,142)

 Net unrealized investment gains,(as restated, see note 12)

           63,920

        63,920

 Comprehensive Loss (as restated, see note 12)

         (3,579)

 Purchase and Retirement

 of Stock

              225

             225

 Dividends Paid to Shareholders ($.40 per share)

        (11,731)

       (11,731)

 Balance at December 31, 2002

 (as restated, see note 12)

           293

           0

        319,994

          80,657

      400,944

 Comprehensive Income:

 Net Income,(as restated, see note 12)

         38,279

        38,279

 Loss on Rate Lock Hedge

           (3,471)

         (3,471)

 Net Unrealized Investment Gains, (as restated, see note 12)

          52,241

        52,241

 Comprehensive Gain (as restated, see note 12)

        87,049

 Dividends Paid to Shareholders  ($.40 per share)

       (11,734)

      (11,734)

 Balance at December 31, 2003

 as restated, see note 12)

          293

                0

       346,539

        129,427

      476,259

 Comprehensive Income:

 Net Income

         65,965

        65,965

 Loss on Rate Lock Hedge

            (2,799)

         (2,799)

 Net Unrealized Investment Gains

          67,734

        67,734

 Comprehensive Gain

      130,900

 Stock Options Exercised

              1

             302

             303

 Dividends Paid to Shareholders  ($.40 per share)

       (11,728)

      (11,728)

 Balance at December 31, 2004

 $

          294

 $

             302

 $

       400,776

 $

        194,362

 $

      595,734

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

 Years Ended December 31,

 2004

 2003

 2002

 (As Restated)

 (As Restated)

 (See Footnote 12)

 (See Footnote 12)

 OPERATING ACTIVITIES:

 Net Income (loss)

 $       65,965

 $       38,279

 $       (63,357)

    Adjustments to reconcile net income to net cash provided by operating activities:

      Benefit (provision) for deferred income taxes

            8,673

           13,600

          (18,418)

 Depreciation and amortization

               951

            1,044

             1,783

      Net amortization of discount on fixed maturities

         (37,123)

         (37,395)

          (30,407)

      Realized investment losses (gains)

         (15,278)

         (10,328)

          146,743

 Changes in:

      Accrued investment income

           (2,536)

           (2,367)

            (7,832)

      Deferred policy acquisition costs

            4,461

           (2,677)

          (29,678)

      Federal income tax recoverable

          13,875

             3,108

            (3,321)

      Liability for future policy benefits

            2,218

             6,782

           53,112

      Other items

               562

             5,701

          (21,779)

               Net Cash Provided by Operating Activities

 $       41,768

 $        15,747

 $        26,846

 INVESTING ACTIVITIES:

 Fixed Maturities:

   Available for Sale:

      Acquisitions

        (578,275)

     (1,136,259)

      (1,089,449)

      Sales

           33,826

         420,635

          119,038

      Maturities, calls and repayments

         336,649

         602,244

          272,482

 Common Stocks:

      Acquisitions

          (27,638)

          (31,351)

           (10,292)

      Sales

           30,011

           18,652

            17,405

 Decrease (increase) in short-term investments and   policy loans

            (3,624)

         264,529

            16,990

 Other Invested Assets:

      Additions to other invested assets

          (67,076)

       (131,294)

          (85,187)

      Distributions from other invested assets

           90,785

          69,744

            70,581

 Decrease in mortgage loan on real estate

           11,080

               147

              4,109

 Amounts due from security transactions

            (8,902)

              (163)

               (249)

      Net Cash (Used in) Provided by Investing Activities

        (183,164)

          76,884

        (684,572)

 FINANCING ACTIVITIES:

 Proceeds from Dollar Repurchase Agreements

                    0

      1,057,901

       3,117,054

 Repayment of Dollar Repurchase Agreements

                    0

     (1,320,419)

      (3,115,092)

 Increase in policyholders’ account balances

         153,167

         181,313

          744,222

 Repurchase of common stock

                247

                    0

                 225

 Bank overdrafts

           (4,838)

            (5,313)

             (3,127)

 Deposits on policies to be issued

           (2,033)

             5,420

          (62,644)

 Dividends paid to shareholders

         (11,728)

          (11,732)

          (11,732)

 Net cash (Used in) Provided by Finance Activities

          134,815

          (92,825)

         668,906

 Increase (Decrease) in Cash and Cash Equivalents

           (6,581)

               (194)

           11,180

 Cash and Cash Equivalents at Beginning of Year

           12,907

            13,101

             1,921

 Cash and Cash Equivalents at End of Year

 $          6,326

 $         12,907

 $        13,101

 Supplemental Cash Flow Disclosure:

 Income Taxes Paid

 $        27,317

 $           5,250

 $          5,641

 Interest Paid

 $          8,661

 $           8,864

 $          8,976

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2004, 2003 (as restated) AND 2002 (as restated)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Presidential Life Corporation (the “Company”), through its wholly owned subsidiary Presidential Life Insurance Company (“the Insurance Company”), is engaged in the sale of life insurance and annuities.  The Insurance Company has assets of approximately $4.7 billion and surplus of $599.8 million as of December 31, 2004 and is licensed in 49 states and the District of Columbia.

On December 29, 1999, the Company purchased the Central National Life Insurance Company of Omaha (“Central National”) from the Household Insurance Group Holding Company, a subsidiary of Household International, Inc.  Central National which has assets of $15.1 million and capital and surplus of $14.8 million as of December 31, 2004, is licensed to market insurance products in 49 states, the District of Columbia, Puerto Rico and the U.S Virgin Islands.  In June 2002, the ownership of Central was transferred to the Insurance Company as a capital contribution.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP”).  Inter-company transactions and balances have been eliminated in consolidation.  Certain amounts have been reclassified to conform to the current year’s presentation.  The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.
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

The results reported herein include the consolidation of the issuers of 17 principal protected note investments made by the Corporation.  Results from 2002 and 2003 have been restated to reflect this consolidation (for more details, see Note 12).  The basis for consolidating the results are the Corporation’s majority ownership of the notes issued by the consolidated entities and its unilateral ability to cause the liquidation of these entities prior to the maturity of the investments.

We manage and report our business as a single segment in accordance with the provisions of FAS 131, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 92%) and life insurance (approximately 8%).  The nature of these two product lines is sufficiently similar to permit their aggregation as a single reporting segment.  Approximately 75% of our life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.   Both products are funded by
initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and the Company does not make mortality charges on either product.  Moreover, the two products generate similar returns to the Company and carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility, with overlapping administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

Investments

Fixed maturity investments available for sale represent investments, that may be sold in response to changes in various economic conditions.  These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes are credited or charged directly to shareholders’ equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.  Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of deferred federal income tax effect, if any, charged or credited directly to shareholders’ equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.

“Other invested assets” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments  (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value.  Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of December 31, 2004 and 2003.  As of December 31, 2004, the Company was committed to contribute, if called upon, an aggregate of approximately $96.4 million of additional capital to certain of these limited partnerships.

In evaluating whether an investment security or other investment has suffered an impairment in value, that is deemed to be “other than temporary”, management considers all available evidence.   When a decline in the value of an investment security
or other investment is considered to be other than temporary, the investment is reduced to its net realizable or fair value, as applicable (which contemplates the price that can be obtained from the sale of such asset in the ordinary course of business) which becomes the new cost basis.  The amount of reduction is recorded in the income statement as a realized loss.  Any subsequent increase in the value of the investment over the adjusted cost basis is recognized as an unrealized gain until sold, at which time it is recognized as a realized gain.

As of May 2003, the Company no longer participates in “dollar roll” repurchase agreement transactions.  Dollar roll transactions involve the sale of certain mortgage-backed securities to a holding institution and a simultaneous agreement to purchase substantially similar securities for forward settlement at a lower dollar price.  The proceeds are invested in short-term securities at a positive spread until the settlement date of the similar securities.  During this period, the holding institution receives all income and prepayments for the security.  Dollar roll repurchase agreement transactions are treated as financing transactions for financial reporting purposes.

                Realized gains and losses on disposals of investments are determined for fixed maturities and equity securities by the specific-identification method.

                Investments in short-term securities, which consist primarily of United States Treasury Notes and corporate debt issues maturing in less than one year, are recorded at amortized cost, which approximate market.  Mortgage loans are stated at their amortized indebtedness.  Policy loans are stated at their unpaid principal balance.

                The Company’s investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Accumulated depreciation amounted to $206,800 and $206,800 at December 31, 2004 and 2003, respectively.  Both buildings are fully depreciated and have no depreciation expense for the years ended December 31, 2004, 2003 and 2002.

      Furniture and Equipment

Furniture and equipment is carried at cost and depreciated on a straight-line basis over a period of five to ten years except for automobiles, which are depreciated over a period of three years.  Accumulated depreciation amounted to $1,241,000 and $1,182,000 at December 31, 2004 and 2003, respectively, and related depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $58,800, $108,800 and $178,300, respectively.

Recognition of Insurance Income and Related Expenses

Premiums from traditional life and annuity policies with life contingencies are recognized as income over the premium-paying period.  Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts.  This matching is accomplished by means of provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

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

Premiums from universal life and investment-type contracts are reported as deposits to policyholders’ account balances.  Revenues from these contracts consist of amounts assessed during the period against policyholders’ account balances for mortality charges and surrender charges.  Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances and interest credited to policyholders’ account balances.

For the years ended December 31, 2004, 2003, and 2002, approximately 48.4%, 40.3% and 41.3%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York.

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

Deferred policy acquisition costs are amortized over periods ranging from 15 to 25 years for universal life products and investment‑type products as a constant percentage of estimated gross profits arising principally from surrender charges and interest and mortality margins based on historical and anticipated future experience, updated regularly.  The effects of revisions to reflect actual experience on previous amortization of deferred policy acquisition costs, subject to the limitation that the outstanding DAC asset can never exceed the original DAC plus accrued interest., are reflected in earnings in the period estimated gross profits are revised.  For that portion of the business where acquisition costs are not deferred, (i.e., medical stop loss business) management believes the expensing of policy acquisition costs is immaterial.

                Unamortized deferred policy acquisition costs for the years ended December 31, 2004 and 2003 are summarized as follows:

 2004

 2003

 (in thousands)

 Balance at the beginning of year

 $                 88,062

 $               117,854

 Current year’s costs deferred

                     11,975

                    11,126

           Total

                  100,037

                  128,980

 Less amortization for the year

                    16,313

                      8,306

           Total

                    83,724

                   120,674

 Change in amortization related to Unrealized   (loss) gain in investments

                     (3,295)

                   (32,612)

 Balance at the end of the year

 $                 80,429

 $                 88,062

Future Policy Benefits

Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions established at policy issue as to mortality and persistency are based on anticipated experience, which, together with interest and expense assumptions, provide a margin for adverse deviation.  Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contract holders’ fund balances and after annuitization are equal to present value of expected future payments.  During the three years in the period ended December 31, 2004, interest rates used in establishing such liabilities range from 3.0%
to 11% for life insurance liabilities and from 5.6% to 11.05% for annuity liabilities.

Policyholders’ Account Balances

Policyholders’ account balances for universal life and investment-type contracts are equal to policy account values.  The policy account values represent an accumulation of gross premium payments plus credited interest less mortality and expense charges and withdrawals.

These account balances are summarized as follows:

 2004

 2003

 (in thousands)

 Account balances at beginning of year

 $               3,092,872

 $               2,911,554

 Additions to account balances

                     420,592

                     422,418

                Total

                  3,513,464

                  3,333,972

 Deductions from account balances

                     267,425

                     241,100

 Account balances at end of year

 $               3,246,039

 $               3,092,872

Interest rates credited to account balances ranged from 3.0% to 11.87% in 2004 and 2003.

Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return.  The asset and liability method in recording income taxes on all transactions that have been recognized in the financial statements is used.  Deferred income taxes are adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized.

Separate Accounts

Separate Accounts are established in conformity with New York State Insurance Law and represent funds for which investment income and investment gains and losses accrue to the policyholders.  Assets and liabilities (stated at market value) of the Separate
Account, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract holders, are shown as separate captions in the consolidated balance sheets.

Deposits to the Separate Account are reported as increases in Separate Account liabilities and are not reported in revenues.  Mortality, policy administration and surrender charges to the Separate Account are included in revenues.

Earnings Per Common Share

The Company has calculated earnings per share (EPS) in accordance with SFAS No. 128, Earnings Per Share.  Basic EPS is computed based upon the weighted average number of common shares outstanding during the year.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the year ended December 31, 2004, 2003 and 2002 was 29,445,358, 29,367,925 and
29,374,401 respectively.  The dilution from the potential exercise of stock options outstanding did not change basic EPS.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and amounts due from an original maturity of three months or less.

New Accounting Pronouncements

                    In December 2004, FASB revised SFAS 123 to Share-Based Payment (“SFAS 123 r”).    SFAS 123 r provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities.  SFAS 123(r) also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement must be adopted by the Company by July 1, 2005.  The Company is in the process of assessing impact of adopting SFAS 123r but believes the impact will not have a significant impact on the Company's consolidated financial statements.

In March 2004, the EITF reached consensus on Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have a material impact on the Company's consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached further consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income.  An

EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No.115, Accounting for Certain Investments in Debt
and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized.  The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003.  The accounting guidance of EITF 03-1 relating to the recognition of investment impairment, which was to be effective in the third quarter of 2004 has been delayed pending the development of additional guidance.  The Company is actively monitoring the deliberations relating to this issue at the Financial Accounting Standards Board (“FASB”) and

currently is unable to determine the impact of EITF 03-1 on its consolidated financial statements.  See Note 2.

In December 2003, FASB issued Statement of Financial Accounting Standards (“SOFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  This standard requires additional detailed disclosures regarding pension plan assets, benefit obligations, cash flow, benefit costs and related information.  With the exception of disclosures related to foreign plans, the new disclosures were required to be provided in annual statements of public entities with fiscal years ending after December 15, 2003.  See Note 5.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities” (SOP 03-3).  SOP
03-3 addresses the accounting for differences between contractual and expected cash flows to be collected from an investment in loans or fixed maturity securities (collectively hereafter referred to as “loan(s)”) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  SOP 03-3 limits the yield that may be accreted to the excess of the estimated undiscounted expected principal, interest and other cash flows over the initial investment in the loan.  SOP
03-3 also requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual or valuation allowance.  SOP 03-3 is effective for loans acquired in fiscal years beginning after
December 15, 2004.  For loans acquired in fiscal years beginning on or before December 15, 2004 and within the scope of Practice Bulletin 6 “Amortization of Discounts on Certain

Acquired Loans”, SOP 03-3, as it pertains to decreases in cash flows expected to be collected, should be applied prospectively for fiscal years beginning after December 15, 2004.  Adoption of this statement had no impact on the “Company’s consolidated financial condition or results of operations for the year ended December 31, 2004.

In July 2003, AcSEC issued a final Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP”).  The Major provisions of the
SOP require: recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits (“GMDB”), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment; reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met; reporting and measuring the company’s interest in its separate accounts as general account assets based on the insurer’s proportionate beneficial interest in the separate account’s underlying assets’ and Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs (“DAC”).  The SOP is effective for financial statements for fiscal years beginning after December 15, 2003.  SOP 03-1 did not have an impact on the Company’s financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of Statement No. 150 did not have an impact on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  Statement No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative.  The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and
amends certain other existing pronouncements.  Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  This statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.  The adoption of Statement No. 149 did not have an impact on the Company’s consolidated financial statements.

                In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN46”).  Fin 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN
46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities entered into prior to February 1, 2003, FIN 46 if effective for the first interim or annual period beginning after June
15, 2003.  In October 2003, the FASB issued FASB Staff Position (“FSP”) FIN 46-6, Effective Date of FASB Interpretation, No.46 Consolidation of Variable Interest Entities. This FSP provides a deferral of interests held by public entities in a variable interest entity or potential variable interest entity until the end of the first interim or annual period after December 15, 2003, if (a) the variable interest entity was created before February 1, 2003 and (b) the public entity has not issued financial statements reporting the variable interest entity that was created before February 1, 2003, in accordance with FIN 46, other than in the disclosure required by FIN 46.  The ESO is effective for financial statements issued after October 9, 2003.  The adoption of FIN 46 and FIN 46-6  did not have an impact on the consolidated financial statements of the Company as of December 31, 2003 or December 31, 2004..

                In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of
Indebtedness of Others (“FIN 45”).  FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others.  Disclosure requirements under FIN 45 are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of FIN 45.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have an impact on the Company’s consolidated financial statements.

                In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions (“SFAS 147”).  This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises.  The standard is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.  The adoption of SFAS 147 did not have an impact on the Company’s consolidated financial statements.

In August 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Previous accounting guidance was provided by EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs
Incurred in a Restructuring)”.  SFAS 146 replaces EITF 94-3.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 did not have an impact on the
Company’s consolidated financial statements.

2. INVESTMENTS

                The following information summarizes the components of net investment income and realized investment losses:

Net Investment Income:

 Year Ended December 31

 2004

 2003

 2002

 (in thousands)

 Fixed Maturities

 $            284,823

 $            270,206

 $            244,306

 Common Stocks

                      986

                      659

                      332

 Short-term investments

                      348

                   1,840

                   6,294

 Other investment income

                 59,580

                 32,576

                 31,754

               345,737

               305,281

               282,686

 Less investment expenses

                   6,295

                    6,274

                   5,075

 Net investment income

 $            339,442

 $            299,007

 $            277,611

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2004:

 Less than 12 months

 12 months or more

 Total

 Fair Value

 Unrealized Losses

 Fair Value

 Unrealized   Losses

 Fair Value

 Unrealized Losses

 Description of Securities

 (in thousands)

 US Treasury obligations and direct obligations of US Government Agencies

 $   151,374

 $      2,636

 $  207,910

 $   13,470

 $   359,285

 $   16,106

 Corporate Bonds

    121,613

      3,759

   294,324

   16,331

   415,937

   20,090

 Preferred Stocks

          865

          53

    12,086

        244

     12,951

       297

 Subtotal Fixed Maturities

   273,852

     6,448

   514,320

   30,045

   788,173

   36,493

 Common Stock

    12,107

        265

            0

               0

     12,107

       265

 Total

 $  285,959

 $     6,713

 $  514,320

 $   30,045

 $  800,280

 $   36,758

                The following presents the amortized cost and gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by
December 31, 2004.

 Gross Unrealized Losses

 % of Total

 (in thousands)

 Less than twelve months

   6,448

 17.67

 Twelve months or more

 30,045

 82.33

 Total

 36,493

 100.00

Realized Investment Gains (Losses):

 Year Ended December 31,

 2004

 2003

 2002

 (in thousands)

 Fixed maturities

 $        11,687

 $          9,703

 $        (145,290)

 Common stocks

             3,591

                 625

               (1,453)

 Total realized gains (losses) on investments

 $        15,278

 $        10,328

 $        (146,743)

Unrealized Investment Gains (Losses):

 Year Ended December 31,

 2004

 2003

 2002

 (in thousands)

 Fixed maturities

 $            316,374

 $            234,840

 $              142,743

 Common stocks

                 12,858

                   8,381

                        129

 Other Assets

                 23,080

                   6,928

 Unrealized investment gains (losses)

 $            352,312

 $            250,149

 $              142,872

 Amortization (benefit of deferred acquisition costs)

                (48,988)

                (45,692)

                  (12,411)

 Deferred federal income taxes (benefit)

              (106,163)

                (71,560)

                  (45,662)

 Transition Adjustment

                  (2,799)

                  (3,471)

                    (4,142)

 Net unrealized investment gains (losses)

               194,362

                 129,427

                    80,657

 Change in net unrealized investment gains (losses)

 $              64,935

 $              48,770

 $                 59,778

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

2.  INVESTMENTS

The following tables provide additional information relating to investments held by the Company:

Available for Sale at December 31, 2004:

 Cost or Amortized

 Gross Unrealized

 Type of Investment

 Cost

 Gains

 (Losses)

 Market Value

 (in thousands)

 Fixed Maturities:

 Bonds and Notes:

   United State government and government agencies and authorities

   $       761,492

 $        24,182

 $        (16,106)

 $         769,568

   States, municipalities and political subdivisions

                      0

                   0

                      0

                       0

   Foreign governments

               9,232

             3,684

                      0

              12,916

   Public Utilities

           425,754

           40,205

              (3,323)

            462,636

   All other corporate bonds

        2,544,830

         268,315

            (16,768)

         2,796,377

 Preferred stocks, primarily corporate

           169,452

           16,482

                 (297)

            185,637

 Total Fixed Maturities

 $     3,910,760

 $      352,868

 $         (36,494)

 $      4,227,134

 Common Stocks

 $          33,001

 $        13,123

 $              (265)

 $           45,859

Available for sale at December 31, 2003:

 Cost or Amortized

 Gross Unrealized

 Type of Investment

 Cost

 Gains

 (Losses)

 Market Value

 (in thousands)

 Fixed Maturities:

 Bonds and Notes:

   United State government and government agencies and authorities

   $       655,390

 $        22,758

 $         (14,487)

 $         663,661

   States, municipalities and political subdivisions

               9,215

             3,293

                      0

              12,508

   Foreign governments

               7,759

                    0

              (1,759)

                6,000

   Public Utilities

           373,095

           32,018

              (8,895)

            396,218

   All other corporate bonds

        2,481,315

         226,067

            (33,536)

         2,673,846

 Preferred stocks, primarily corporate

           130,202

             9,804

                 (421)

            139,585

 Total Fixed Maturities

 $     3,656,976

 $      293,940

 $         (59,098)

 $      3,891,818

 Common Stocks

 $          31,271

 $          8,649

 $              (268)

 $           39,652

                The estimated fair value of fixed maturities available for sale at December 31, 2004, by contractual maturity, is as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

 Market Value

 (in thousands)

 Due in one year or less

 $

    2,699

 Due after one year through five years

                116,714

 Due after one year through ten years

                475,376

 Due after ten years

             3,120,171

 Total debt securities

             3,714,960

 Mortgage-Backed Bonds

                326,537

 Preferred Stock

                185,637

                  Total

 $

             4,227,134

Proceeds from sales and maturities of fixed maturities during 2004, 2003 and 2002 were $633.5 million, $1,024.8 million and $396.8 million, respectively.  During 2004, 2003 and 2002, respectively, gross gains of $16.3 million, $40.3 million and $18.0 million and gross losses of $6.7 million, $18.8 million and $90.3 million were realized on those sales.

                There were no investments owned in any one issuer that aggregate 10% or more of shareholders’ equity as of December 31, 2004.

                As of December 31, 2004 securities with a carrying value of approximately $13.5 million were on deposit with various state insurance departments to comply with applicable insurance laws.

                Variable Interest Entities

                The following table presents the total assets and maximum exposure to loss relating to principal protected notes for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at December 31, 2004, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated.

 December 31, 2004

 PRIMARY BENEFICIARY

 NOT PRIMARY BENEFICIARY

 (Dollars in thousands)

 Total Assets(1)

 Maximum Exposure to Loss (2)(3)

 Total Assets (1)

 Maximum Exposure to

   Loss (2)

 Collateralized debt obligations

 $      17,408

 $      7,000

 $      108,714

 $    77,754

 Limited Partnerships

              0

            0

         315,579

      292,500

Market value at the end of 12/31/04

Book Value

This includes the book value of the variable income note and excludes the US Treasury strip.

  3.  NOTES PAYABLE

Notes payable at December 31, 2004 and 2003 consist of $100 million, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of December 31, 2004, unamortized costs were $922,000.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $2.8 million recorded in accumulated other comprehensive income as of December 31, 2004, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company reclassifies the deferred loss from a liability to accumulated other comprehensive income over the term of the notes.
The Company expects to amortize approximately $672,000 into earnings within the next 12 months.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of December 31, 2004, the Company believes that it is in compliance with all of the covenants.

The short-term note payable relates to a bank line of credit in the amount of $50,000,000 and provides for interest on borrowings based on market indices.  At December 31, 2004 and 2003 the Company had $50,000,000 and $50,000,000 outstanding, respectively.
The line of credit is up for renewal on April 22, 2005 with The Bank of New York.  If the bank chooses not to renew the line of credit, the Company would be forced to pay-down the $50 million in April 2005 or seek alternative financing options. For the year ended December 31, 2004 and 2003 the short-term note payable had a weighted average interest rate of 2.07% and 1.75%, respectively.

4.  SHAREHOLDERS' EQUITY

                During 2004, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share.  During 2004, 2003 and 2002, the Company had not purchased or retired shares of it’s common stock.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

5.  EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Retirement Plan

In February 2004, in contemplation of a voluntary termination of the Presidential Life Insurance Company Employees’ Retirement Plan, the Company adopted a resolution, that "froze" the Plan as of February 18, 2004.  This closed the Plan to new entrants and terminated the accrual of any future benefits under the Plan after such date.  In addition to freezing the Plan, the Company approved a resolution to utilize 1971 Group Mortality Tables and a seven percent (7%) investment yield for use in computing actuarial calculations.  The Plan was terminated effective November 30, 2004, subject to the provisions set forth in ERISA.  The Company completed the full distribution of the Plan’s assets to the participants in December 2004.

 Year Ended December 31,

 2004

 2003

(in thousands)

Change in benefit obligation

 Benefit obligation at beginning of year

 $

 13,612

 $

 8,736

 Service cost

 0

 694

 Interest cost

                663

                    754

 Actuarial (gain)/loss

 (713)

 4,049

 Benefits paid

 (602)

 (621)

 Impact of Curtailment

 (2,081)

                        0

 Impact of Settlement

                  2,164

                        0

 Impact of Termination

               (13,043)

 Benefit obligation at end of year

 0

 13,612

Change in plan assets

 Fair value of assets at beginning of year

 6,972

 5,643

 Actual return on plan assets

 442

                    356

 Employer contribution

 6,231

 1,594

 Benefits paid

 (602)

 (621)

 Impact of Settlement

 (13,043)

 Fair value of assets at end of year

 0

 6,972

Funded status

 0

 (6,640)

 Unrecognized net actuarial loss (gain)

 0

 4,904

 Unrecognized prior service cost (benefit)

         0

          0

 Unrecognized Net Transition Obligation

         0

         0

 Net amount recognized

 0

 (1,736)

 Amounts recognized in the statement of financial position consist of:

 Prepaid benefit cost

   0

 0

 Accrued benefit cost

                     0

              (4,241)

 Intangible assets

                       0

 0

 Accumulated other comprehensive income

                       0

 2,505

 Net amount recognized

                      0

             (1,736)

Information for pension plans with an accumulated benefit obligation in excess of plan assets

Projected benefit obligation

 0

 13,612

Accumulated benefit obligation

 0

 11,213

Fair value of plan assets

 0

 6,972

Components of Net Periodic Benefit Cost

 Service cost

 $

 0

 $

 694

 Interest cost

 663

 754

 Expected return on plan assets

                    (529)

 (329)

 Amortization of net transition obligation

 0

 28

 Amortization of (gain) loss

                      104

                       180

 Net periodic benefit cost

 $

 238

 $

 1,327

 Year Ended December 31,

 Year Ended December 31,

 2004

 2003

                   (in thousands)

 Assumptions

 Weighted-average assumptions used to determine benefit obligations December 31

 Discount rate

 6.0%

 6.0%

 Rate of compensation increase

 3.0%

 3.0%

 Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

 Discount rate

 6.0%

 7.0%

 Expected long-term return on plan assets

 5.5%

 5.5%

 Rate of compensation increase

 3.0%

 3.0%

 Plan Assets

 The Company’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

 Asset Category

 Flexible Annuity Contract

 100%

 100%

 Total

 100%

 100%

Employer Contributions

During 2004, the Insurance Company made approximately $6.2 million in employer contributions into the employees pension plan.

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992.  Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company
announced its intention to make an annual contribution to the 401(k) plan equal to 4% of all employee’s salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The
Company contribution is subject to a vesting schedule.  Estimated expense to the Company for this plan in 2005 will be $278,000.

5. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS - CONTINUED

Employee Stock Option Plan

The Company has adopted an incentive stock option plan recommended by the Board of Directors and approved by the shareholders.  This plan grants options to purchase up to 1,000,000 shares of common stock of the Company to officers and key employees.
Option prices are 100% of the fair market value at date of grant.  The following schedule shows all options granted, exercised, expired and exchanged under the Company's Incentive Stock Option Plan as of December 31, 2004.

Information relating to the options is as follows:

 Number

 Amount

 Total

 of Shares

Per Share

Price

 Outstanding, December 31, 2000

 315,254

         $16.45

 $      5,184,688

    Granted

 168,950

 19.20

   3,243,840

    Exercised

   (36,454)

   9.73

      (354,552)

    Cancelled

     (5,650)

 17.44

        (98,492)

 Outstanding, December 31, 2001

   442,100

           18.04

         7,975,484

    Granted

   179,750

   15.60

   2,804,100

     Exercised

    (13,977)

           15.13

      (211,402)

    Cancelled

    (50,574)

   22.46

        (1,135,892)

 Outstanding, December 31, 2002

   557,299

           16.92

         9,432,290

    Granted

   616,650

   16.49

   8,249,386

    Repriced

   (516,650)

           16.93

   (8,748,691)

    Cancelled

    (40,849)

           16.83

      (687,350)

 Outstanding, December 31, 2003

   616,450

           13.38

         8,245,635

    Granted

 100,000

 15.43

    1,543,000

    Exercised

   (27,775)

 10.90

       (302,748)

    Cancelled

   (39,975)

 13.53

           (540,902)

   Outstanding, December 31, 2004

 648,700

         $13.38

 $      8,944,986

At December 31, 2004, there were 22,963 options for shares of common stock exercisable.

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan.  Accordingly, no compensation cost has been recognized for its fixed stock option plan.  Had compensation cost for the
Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per common share for the years ended December 31, 2004, 2003 and
2002 would have been reduced to the pro forma amounts indicated below:

 Net income (in thousands)

 Year Ended December 31,

             2004

         2003

    2002

      As reported

 $

 65,965

 $

       38,279

 $

 (63,357)

      Pro forma

              65,873

 38,173

 (63,536)

 Earnings per common share

      As reported

 $

     2.24

 $

 1.31

 $

 (2.16)

      Pro forma

 $

     2.24

 $

 1.31

 $

 (2.16)

                The fair value of options granted under the Company's fixed stock option plan during 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 2.59% expected volatility of 49.0%, risk free interest rate of 3.0%, and expected lives of 5 years.

6.  INCOME TAXES

The provision for income taxes differs from the amount of income tax expense determined by applying the 35% U.S. statutory federal income tax rate to pre-tax net income from continuing operations as follows:

    2004

    2003

   2002

(in thousands)

 Pre-Tax Net Income

 $  100,021

 $   60,237

 $    (90,145)

 Provision for income taxes computed

   At Federal statutory rate

      35,007

      21,083

   (31,550)

 Increase (decrease) in income taxes

   resulting from:

 Other

          (951)

            875

    4,762

   Provision (benefit) for Federal

   income taxes

 $  34,056

   $   21,958

 $

 (26,788)

Deferred Federal Income Tax Expense/(Benefit)

The Company provides for deferred income taxes resulting from temporary differences, which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.  The sources of these differences and the tax effect of each were as follows:

 2004

 2003

 2002

                                     (in thousands)

 Deferred policy acquisition costs

 $

         (15,796)

 $              1,609

 $           7,862

 Policyholders' account balances

                      0

                 (109)

                   21

 Investment adjustments

                4,461

         13,659

       (19,907)

 Insurance policy liabilities

            19,216

          (7,143)

        (2,315)

 Other

                  792

           5,584

        (4,079)

 Deferred Federal income tax

     expense/(benefit)

 $

        8,673

 $            13,600

 $        (18,418)

Net Deferred Tax Liability (Asset)

                The significant components of the Company’s net deferred tax liability (“DTL”) and (asset) (“DTA”) as of December 31, 2004, and 2003 are as follows:

 2004

 2003

                     (in thousands)

 Deferred federal income tax asset:

    Investments

          $ (35,031)

        $ (50,177)

    Net Operating Loss

                  (273)

                (286)

    Insurance Reserves

             (21,832)

            (19,409)

    Capital Loss DTA

                     0

               (4,804)

    Other

              (1,275)

              (1,275)

Net deferred federal income tax asset

           (58,411)

           (75,951)

    Valuation Allowance

               4,520

               4,520

Net deferred federal income tax

            (53,891)

           (71,431)

 Deferred federal income tax liability:

    Deferred Policy Acquisition Costs

             21,481

        30,349

    Unrealized Gains (Losses)

           106,163

 71,560

    Policyholder Account Balances

                  311

 310

    Other

                  606

 606

Deferred federal income tax liability

           128,561

 102,825

Net deferred federal income tax liability (asset)

         $  74,670

 $ 31,394

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

7.  REINSURANCE

Reinsurance allows life insurance companies to share risks on a case-by-case or aggregate basis with other insurance and reinsurance companies.  The Insurance Company cedes insurance to the reinsurer and compensates the reinsurer for its assumption of risk.  The maximum amount of individual life insurance normally retained by the Company on any one life is $50,000 per policy and $100,000 per life.  The maximum retention with respect to impaired risk policies typically is the same.  The Insurance
Company cedes insurance primarily on an “automatic” basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a “facultative” basis, under which the reinsurer's prior approval is required on each risk reinsured.

The reinsurance of a risk does not discharge the primary liability of the insurance company ceding that risk, but the reinsured portion of the claim is recoverable from the reinsurer.  The major reinsurance treaties into which the Insurance Company has entered can be characterized as follows:

Reinsurance ceded from the Insurance Company to Swiss Re Life & Health America Inc. at December 31, 2004 and 2003 consists of coinsurance agreements aggregating face amounts of $372.3 million and $278.6 million, respectively, representing the amount of individual life insurance contracts that were ceded to the reinsurers.  The term “coinsurance” refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy to be reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

Premiums ceded for 2004, 2003 and 2002 amounted to approximately $6.1 million, $5.3 million, and $6.5 million, respectively.

8.  STATUTORY FINANCIAL STATEMENTS

Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ from GAAP.  Material differences resulting from these accounting practices include the following:  (1) deferred policy acquisition costs, deferred Federal income taxes and statutory non‑admitted assets are recognized under GAAP accounting while statutory investment valuation and interest maintenance reserves are not; (ii) premiums for universal life and investment‑type products are recognized as revenues for statutory purposes and as deposits to policyholders' accounts under GAAP; (iii) different assumptions are used in calculating future policyholders' benefits under the two methods; (iv) different methods are used for calculating valuation allowances for statutory and GAAP purposes; and (v) fixed maturities are recorded at market value under GAAP while under statutory accounting practices, they are recorded principally at amortized cost.

Effective January 1, 2002, the NAIC adopted the Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments.  However, statutory accounting principles continue to be established by individual state laws and permitted practices.  The NYSID required adoption of the Codification with certain modifications, for the preparation of statutory financial statements effective January 1, 2002. On October 1, 2003, the NYSID modified its original adoption of Codification to allow for the recognition of deferred tax assets (DTA’s) and deferred tax liabilities (DTL¢s), with certain restrictions. DTA’s are equal to the lesser of: the amount of gross DTA expected to be realized within one year of the balance sheet date; or
ten percent of statutory capital and surplus as reported on its most recently filed statutory statement. This change allowed the Insurance Company to realize a DTA of approximately $43.8 million in 2004 and $16.5 million in 2003. The Codification, as currently interpreted, did not adversely affect statutory capital or surplus as of December 31, 2004.

Subsequent to the original filings of the 2003 and 2002 annual statements, management identified certain adjustments related to its investments in certain principal protected notes which, if recorded properly at the time would have impacted the amounts filed.  Such adjustments would have reduced statutory surplus by $57.4 million and $64.3 million, at December 31, 2003 and 2002, respectively.  As a result of these adjustments there have been no regulatory actions taken or penalties assessed to the
Insurance Company.  As agreed upon with the New York State Insurance Department, the net effect of the accounting correction was made in 2004 and resulted in an increase in the realized loss of approximately $122 million which was partially offset by an increase in investment income of approximately $53 million and an increase in the DTA of approximately $27 million.

The table below reflects amounts with the full accounting correction in 2004. 2003 and 2002 amounts are as originally filed.

For the years ended December 31,

    2004

 2003

 2002

(in thousands)

 Statutory surplus

 $        215,390

 $

 209,804

 $

   200,352

 Statutory net income (loss)

 $        (43,565)

 $

         18,701

 $

 (88,192)

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

            The Company determines the fair value of its limited partnership investments based upon financial reports and valuations provided by the general partners.  As of December 31, 2004, the Company has an unrealized gain of $23.1 million from its limited partnership investments, which carry a book value of $315.6 million at December 31, 2004.  As of December 31, 2004, the Company was committed to contribute, if called upon, an aggregate of approximately
$96.4 million of additional capital to certain of these limited partnerships.

                The market value of short-term investments, mortgage loans and policy loans is estimated to approximate the carrying value.

10.  FAIR VALUE INFORMATION- CONTINUED

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

 December 31, 2004

Carrying Value

Estimated Fair Value

 Assets

                                            (in
thousands)

   Fixed Maturities:

     Available for Sale

 $

               4,227,134

 $

                4,227,134

   Common Stock

   45,859

   45,859

   Policy Loans

   17,642

   17,642

   Cash and Short-Term Investments

   34,234

   34,234

   Other Invested Assets

 315,581

 315,581

 Liabilities

   Policyholders' Account Balances

 $

                3,246,039

 $

                3,282,350

   Note Payable

 100,000

 100,000

   Short-Term Note Payable

   50,000

   50,000

 December 31, 2003

Carrying Value

Estimated Fair Value

 Assets

                                           (in
thousands)

   Fixed Maturities:

     Available for Sale

 $

 3,891,819

 $

 3,891,819

   Common Stock

      39,652

      39,652

   Mortgage Loans

        9,142

        9,142

   Policy Loans

      18,262

      18,262

   Cash and Short-Term Investments

      36,571

      36,571

   Other Invested Assets

    323,139

     323,139

 Liabilities

   Policyholders' Account Balances

 $

 3,092,872

 $

 3,162,689

   Note Payable

    100,000

      96,250

   Short-Term Note Payable

      50,000

     50,000

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is presented below.  Certain amounts have been reclassified to conform to the current year's presentation.

Three Months Ended

             2004 (as restated)

 March 31  (1)            June 30  (1)

 September 30 (1)

December 31

(in thousands, except per share)

 Premiums and other

   Insurance revenues

 $

      14,070

 $

    10,643

 $

    7,979

 $

 8,848

 Net investment income

              81,255

            90,339

         88,397

      79,450

 Realized investment gains

                  5,632

              7,069

            458

           2,119

 Total revenues

                100,957

         108,051

         96,834

         90,417

 Benefits and expenses

                 78,733

             73,986

         70,934

         72,586

 Net income

 $              14,514

   $         22,261

 $       16,926

 $       12,264

 Earnings per share

 $

              .49

 $

           .76

 $

       .58

 $

 .42

Three Months Ended

             2003 (as restated)

 March 31 (1)              June 30 (1)

 September 30 (1)

December 31 (1)

(in thousands, except per share)

 Premiums and other

   Insurance revenues

 $          12,978

 $          11,897

 $              9,491

 $         11,217

 Net investment income

 69,429

 71,444

              74,416

        83,720

 Realized investment gains (losses)

              (5,043)

            13,566

 (2,194)

         3,999

 Total revenues

   77,364

 96,905

               81,713

        98,936

 Benefits and expenses

 73,552

 73,981

               69,824

        77,324

 Net income

 2,579

            15,890

                 8,169

        11,641

 Earnings per share

 $                .09

 $              .54

 $                  .27

 $           .39

The operating results for each of the quarters in nine months ended September 30, 2004 and year-ended December 31, 2003 have been restated to give effect to the restatement, as discussed in Note 12 of the Consolidated Financial Statements.

Three Months Ended

             2004 (as previously reported)

 March 31                  June 30

 September 30

          (in thousands, except per share)

 Premiums and other

   Insurance revenues

 $

      14,069

 $

    10,643

 $

    7,979

 Net investment income

              78,508

            87,557

         85,563

 Realized investment gains

                  5,633

              7,069

            458

 Total revenues

                  98,210

        105,269

         94,000

 Benefits and expenses

                 79,941

            76,881

         71,147

 Net income

 $              11,943

   $         18,571

 $        14,945

 Earnings per share

 $

              .41

 $

           .63

 $

       .51

Three Months Ended

            2003 (as previously reported)

 March 31               June 30

 September 30

December 31

(in thousands, except per share)

 Premiums and other

   Insurance revenues

 $          12,978

 $          11,897

 $             9,491

 $          11,217

 Net investment income

 66,846

 68,803

            71,734

        80,999

 Realized investment gains (losses)

             (5,043)

            13,566

              (2,194)

         3,999

 Total revenues

 74,781

 94,266

            79,031

         96,215

 Benefits and expenses

 72,299

 73,976

            69,625

        78,916

 Net income

 1,715

            14,178

              6,555

        8,837

 Earnings per share

 $                .06

 $              .48

 $              .22

 $          .30

12.  Presentation of Restated Financial Statements

The results included in this Form 10-K for 2003 and 2002 are restated from previously reported results.  The restatement is due to the Corporation’s determination that certain issuers of principal protected notes in its investment portfolio are required to be consolidated with the Corporation’s results from the dates that such notes were purchased by the Insurance Company, and that the impairment provisions of EITF 99-20 were required to be applied relative to these and certain additional holdings of principal protected notes.

The principal protected notes represent the Corporation’s interest in two underlying instruments, a variable rate income note issued by a nonaffiliated collateralized debt obligation issuer and a zero coupon U.S. Treasury Strip or similar instrument.
In or about 2001, the Corporation determined that the variable rate income notes underlying certain of its principal protected notes had become other than temporarily impaired.  The impairment was recorded as an unrealized loss by the Corporation and was included within Other Comprehensive Gain (Loss) on the Corporation’s Balance Sheet.  Due to the consolidation, the Corporation has restated its financial statements to treat the impairments as realized losses from those dates, which decreases income in the affected years.  The Corporation recorded a corresponding increase in unrealized gains and Other Comprehensive Gain for those years.  A further effect of the consolidation was the recording of the U.S. Treasury Strips and similar instruments.
Previously, these instruments, which served as defeasance collateral for the principal protected notes, were not recorded.   As a result of the consolidation, these instruments are recorded at cost at the time of purchase and the annual amortization of the
original issue discount of the bonds is being recognized as investment income in each year subsequent to purchase.    See Item 7 “Management Discussion and Analysis – Principal Protected Notes.”

                In addition to the above, the Corporation has applied the provisions of EITF 99-20, to four principal protected note investments whose issues were not required to be consolidated.  Although the Company has the ability and intention to hold these four instruments to maturity until recovery of fair value at or above cost and does not have the ability to cause liquidation of the issuers of these instruments, the Corporation has deemed it appropriate to apply the provisions of EITF 99-20 in accounting for these instruments to present consistent accounting for all its principal protected investments, regardless of whether consolidation is required.

The effect of the restatement on the Corporation’s financial statements is summarized as follows:

The variable rate income notes underlying all of the Corporation’s principal protected notes investments have been assessed for impairment.  The notes deemed to have been other than temporarily impaired have been written down to fair value through the income statement.  Previously, the impairment of the principal protected notes was recorded as an unrealized loss and included under accumulated other comprehensive gain (loss) on the Corporation’s Balance Sheet.

The U.S. Treasury Strips are recorded at cost on the date of purchase and amortization of the discount on those instruments is recorded as interest income in subsequent periods.

The aforementioned other than temporary impairment charges and amortization of discount on the treasury strips impact gross profits in each of the affected years and, therefore, affect deferred policyholder acquisition cost amortization and deferred tax amounts in such years

Deferred acquisition cost  and related amortization involved a correction with regard to the application of the Company’s methodology for applying unrealized gains and loss information in connection with its shadow DAC calculation.

Accordingly, the financial statements have been restated as follows:

                As of January 1, 2002

Decreasing retained earnings by $66.5 million as a result of: (i) recognizing realized losses from other than temporary impairment charges of $137.8 million taken relative to certain variable income and principal protected notes, (ii) recognizing investment income through the accretion of discount of US Treasury strips of $28.8 million offset by (iii) a related increase in DAC of $7.2 million and (iv) a related deferred income tax benefit of $35.3 million.

Increasing accumulated other comprehensive income by $55.4 million as a result of: (i) reducing unrealized losses by $96.7 million relative to those investments for which realized losses have now been taken, offset by (ii) a related increase in DAC of $11.5 and
(iii) the related affect on deferred taxes of $29.8 million.

As of and for the year ended December 31, 2002

Decreasing retained earnings by $60.6 million as a result of: (i) recognizing realized losses from other than temporary impairment charges of $137.8 million taken relative to certain variable income and principal protected notes, (ii) recognizing investment income through the accretion of discount of US Treasury strips of $38.8 million offset by (iii) a related increase in DAC of $5.8 million and (iv) a related deferred income tax benefit of $32.6 million.

Increasing accumulated other comprehensive income by $62.8 million as a result of: (i) reducing unrealized losses by $96.9 million relative to those investments for which realized losses have now been taken, offset by (ii) a related decrease in DAC of $.3 million and (iii) the related affect on deferred taxes of $33.8 million.

Increasing net investment income by $10.1 million as a result of recognizing investment income through the accretion of the US Treasury strips and decreasing the credit in change of DAC by $954 thousand as a result of the restatement impact on gross profits along with the additional deferred tax expense associated with such changes in the amount of $3.2 million.  With such changes, the impact caused an increase in net income in the amount of $5.9 million.

As of and for the year ended December 31, 2003:

Decreasing retained earnings by $53.6 million as a result of: (i) recognizing realized losses from other than temporary impairment charges of $137.8 million taken relative to certain variable income and principal protected notes, (ii) recognizing investment income through the accretion of discount of US Treasury strips of $49.4 million offset by (iii) a related increase in DAC of $5.9 million and (iv) a related deferred income tax benefit of $28.9 million.

Increasing accumulated other comprehensive income by $41.1 million as a result of: (i) reducing unrealized losses by $89.7 million relative to those investments for which realized losses have now been taken, offset by (ii) a related decrease in DAC of $26.5 million and (iii) the related affect on deferred taxes of $22.1 million.

Increase in fixed maturities available for sale by $1.4 million as a result of: (i) the writedown of the income notes, (ii) reversal of net unrealized investments loss and (iii) accretion of the US Treasury strips. A decrease in DAC asset by $20.7 million as result of the correction in the Company’s’ methodology for applying unrealized gains and loss information in connection with its shadow DAC calculation and the impact of gross profits on the DAC amortization.

Increasing net investment income by $10.6 million as a result of recognizing investment income through the accretion of the US Treasury strips and increasing the credit in change of DAC by $135 thousand as a result of the restatement impact on gross profits along with the additional deferred tax expense associated with such changes in the amount of $3.8 million.  With such changes, the impact caused an increase in net income in the amount of $7.0 million.

The impact of these restatements on the Corporation’s results are as follows:

 Balance Sheet at

 December 31:

 2003

 As Previously Reported

 2003

 As Restated

 Fixed maturities available for sale

 $       3,890,407

 $           3,891,819

 Deferred policy acquisition costs

             108,713

                   88,063

 Deferred federal income taxes

 38,127

                   31,394

 Accumulated other comprehensive gain

               88,343

                 129,427

 Retained earnings

             400,129

                 346,539

 Statement of Income for

 the ended December 31:

 Net investment income

            288,382

                 299,007

 Change in deferred policy acquisition costs

               (2,542)

                   (2,677)

 Income before taxes

              49,477

                   60,237

 Deferred income taxes

                9,834

                   13,600

 Net Income

              31,285

                   38,279

 Earnings per share, basic and diluted

                  1.07

                        1.31

 Statement of Cash Flow for

 the year ended December 31:

 Net Income

              31,285

                   38,279

 Benefit for deferred income taxes

                9,834

                   13,600

 Net accrual of discount on fixed maturities

             (26,770)

                 (37,395)

 Deferred policy acquisition costs

               (2,542)

                   (2,677)

 Statement of Shareholders Equity at

 January 1, 2002:

 2002

 As Previously Reported

 2002

 As Restated

 Other comprehensive income

             (34,552)

                   20,879

 Retained earnings

            461,353

                 394,857

 Statement of Shareholders Equity at

 December 31, 2002:

 Other comprehensive income

              17,820

                   80,657

 Retained earnings

            380,578

                 319,994

 Statement of Income for

 the year ended December 31:

 Net investment income

 $           267,561

                 277,611

 Change in deferred policy acquisition costs

              (30,632)

                  (29,678)

 Loss before taxes

              (99,241)

                  (90,145)

 Deferred income taxes

              (21,602)

                  (18,418)

 Net Loss

              (69,269)

                   (63,357)

 Earnings per common share, basic and diluted

                  (2.36)

                      (2.16)

 Statement of Cash Flow for

 the year ended December 31:

 Net Income

             (69,269)

                  (63,357)

 Benefit for deferred taxes

             (21,602)

                  (18,418)

 Net accrual of discount on fixed maturities

             (20,357)

                 (30,407)

 Deferred policy acquisition cost

             (30,632)

                 (29,678)

Schedule II

 PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)

 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

 BALANCE SHEETS

 (in thousands)

                             December 31,

 2004

 2003

 (As Restated)

 ASSETS:

   Investment in subsidiaries at equity

 $

     611,557

 $

            484,992

   Cash in bank

 (318)

 2,080

   Real estate, net

 35

 35

   Fixed maturities, available for sale

 102,873

 117,388

   Investments, common stocks

 17,534

 12,355

   Short-term investments

 3,110

 4,695

   Other invested assets

 2

 1,112

   Deferred debt issue costs

 922

 1,143

   Other assets

 7,181

 9,419

           TOTAL ASSETS

 $

 742,896

 $

 633,219

 LIABILITIES AND SHAREHOLDERS' EQUITY:

 Liabilities:

   Notes payable, long term

 100,000

 100,000

   Short-term note payable

 50,000

 50,000

   Other liabilities

 (2,838)

 6,960

           TOTAL LIABILITIES

 147,162

 156,960

 Total Shareholders' Equity

 595,734

 476,259

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY

 $

 742,896

 $

 633,219

Schedule II

 PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)

 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

 STATEMENTS OF INCOME

 (in thousands)

 Year Ended December 31,

 2004

 2003

 2002

 REVENUES:

 (As Restated)

 (As Restated)

   Income from rents

 $

 772

 $            757

 $

   742

   Investment income

 10,197

         11,986

 8,980

   Realized investment gains (losses)

 3,203

           3,089

   (21,924)

 Total Revenues

 14,172

 15,832

   (12,202)

 EXPENSES:

   Operating and administrative

           1,298

 919

         647

   Interest

          9,806

 9,643

    10,633

 Total Expenses

         11,104

 10,562

     11,280

 Income (Loss) before federal income taxes

   And equity in income of subsidiaries

           3,068

 5,270

   (23,482)

 Federal income tax benefit

            951

   (1,452)

 (10,738)

 Income (Loss) before equity in income of subsidiaries

 2,117

           6,722

 (12,744)

 Equity in income of subsidiaries

   before deducting dividends received

 63,848

        31,557

   (50,613)

 Net income (loss)

 $        65,965

 $

    38,279

 $

 (63,357)

Schedule II

 PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)

 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

 STATEMENTS OF CASH FLOWS

 (in thousands)

 2004

 2003

 2002

 Operating Activities:

 (As Restated)

 (As Restated)

   Net (loss) income

 $     65,965

 $       38,279

 $    (63,357)

   Adjustments to reconcile net income to

     net cash provided by operating activities:

       Realized investment losses (gains)

       (3,203)

        (3,089)

     21,924

       Depreciation and amortization

            893

            893

       1,565

       Equity in income of subsidiary companies

      (63,848)

      (31,557)

      50,613

       Deferred Federal income taxes

         1,356

        10,147

      (7,827)

   Changes in:

       Accrued investment income

          210

          327

           230

       Accounts payable and accrued expenses

          123

            (91)

             83

       Other assets and liabilities

     (9,642)

   (12,348)

         7,944

         Net Cash Provided By Operating Activities

       (8,146)

         2,561

       11,175

 Investing Activities:

   Purchase of fixed maturities

          (665)

        (29,414)

       (9,174)

   Sale of fixed maturities

      18,103

       30,758

      13,921

   Common stock acquisitions

     (13,822)

        (9,237)

               0

   Common stock sales

         11,165

         2,565

        1,646

   Other invested asset additions

                (0)

              (2)

      (4,946)

   Other invested asset distributions

       1,110

         7,490

        7,587

   Decrease (increase) in short-term investments

            1,585

            9,055

       (9,105)

          Net Cash Provided by (Used In) Investing Activities

          Investing Activities

       17,476

 11,215

          (71)

 Financing Activities:

   Dividends to shareholders

     (11,728)

        (11,732)

    (11,732)

   Repurchase of common stock

               0

                  0

          225

          Net Cash (Used In) Provided By

          Financing Activities

     (11,728)

 (11,732)

   (11,507)

          Increase (Decrease) in Cash

 (2,397)

 2,044

        (403)

 Cash at Beginning of Year

        2,080

                 36

          439

 Cash at End of Year

 $         (318)

 $         2,080

 $           36

 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

                                          Schedule III

 SUPPLEMENTAL INSURANCE INFORMATION

         (in thousands)

 Column A

 Column B

 Column C

 Column
D

 Column E

 Column F

 Column F‑1

 Column G

 Column H

 Column I

 Column J

 Column K

 Benefits,

 Claims, Losses,

 Future Policy

 Interest

 Benefits,

 Other

 Credited to

 Losses,
Claims,

 Policy

 Mortality,

 Account

 Amortization

 Deferred

 Loss Expenses,

 Claims

 Surrender

 Balances

 of Deferred

 Policy

 and Policy‑

 and

 and Other

 Net

 and

 Policy

 Other

 Acquisition

 holder Account

 Unearned

 Benefits

 Premium

 Charges to

 Investment

 Settlement

 Acquisition

 Operating

 Premiums

 Costs

 Balances

 Premiums

 Payable

 Revenue

 Policyholders

 Income

 Expenses

 Costs

 Expenses

 Written

 Year Ended December 31, 2004

   Life Insurance

 $    14,148

 $       214,146

 $              0

 $          0

 $        7,693

 $             86

 $            17,464

 $            12,065

 $          1,119

 $           3,864

   Annuity

       66,281

       3,751,416

                 0

        0

         28,356

            1,141

      321,860

             238,547

    14,762

           11,823

   Accident and Health

               2,219

                 0

        0

           4,366

                  0

                   118

                 2,654

           0

                643

 $ 4,366

            Total

 $    80,429

 $    3,967,781

 $              0

 $          0

 $      40,415

 $         1,227

 $         339,442

 $          253,266

 $        15,881

 $          16,330

 Year Ended December 31, 2003

 (as restated)

   Life Insurance

 $    13,671

 $      212,784

 $             0

 $      421

 $       6,870

 $

      51

 $           15,384

 $           12,747

 $          1,044

 $             6,990

Annuity

       74,391

      3,595,936

                0

       0

        32,622

       1,012

      283,519

            240,051

             6,825

   12,498

   Accident and Health

             2,308

                0

      0

          4,122

              0

                   104

                4,650

                    0

      833

 $ 4,122

             Total

 $    88,062

 $   3,811,028

 $             0

 $      421

 $     43,614

 $

 1,063

 $          299,007

 $         257,448

 $          7,869

 $           20,321

 Year Ended December 31, 2002

 (as restated)

   Life Insurance

 $   12,268

 $     194,843

 $            0

 $      271

 $      7,146

 $

   18

 $           15,154

 $           10,879

 $             911

 $             3,672

   Annuity

    105,586

     3,423,132

               0

      0

       69,422

         628

             262,335

           262,159

                308

   11,468

   Accident and Health

            4,193

                0

      0

         4,459

            0

               122

               3,652

                    0

      299

   $ 4,459

            Total

 $ 117,854

 $  3,622,168

 $            0

 $      271

 $    81,027

 $

 646

 $          277,611

 $        276,690

 $           1,219

 $           15,439

 PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

 Schedule IV

 REINSURANCE (in thousands)

Column A

Column B

Column C

Column D

Column E

Column F

 Assumed

 Percentage

 Ceded to

 From

 of Amount

 Gross

 Other

 Other

 Net

 Assumed

Amount

Companies

Companies

Amount

 to Net

 Year Ended December 31, 2004

   Life Insurance in Force

 $1,354,417

 $  868,321

 $  799,466

 $ 1,285,562

 0

 Premiums:

     Life Insurance

 10,448

 6,097

 3,342

 7,693

 0

     Annuity

 28,356

 0

 0

 28,356

 0

     Accident and Health Insurance

 6,105

 1,739

 0

 4,366

 0

           Total

 $44,909

 $    7,836

 $    3,342

 $    40,415

 Year Ended December 31, 2003

   Life Insurance in Force

 $1,342,324

 $  859,249

 $  782,938

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

Note:  Reinsurance assumed consists entirely of Servicemen's Group Life Insurance

               Exhibit 31.01

Certification of Chief Executive Officer

Pursuant to Exchange Act Rule 13a-15f

I, Herbert Kurz, Chief Executive Officer of Presidential Life Corporation certify that:

I have reviewed this annual report on Form 10-K of Presidential Life Corporation;

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

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

Date: March 30, 2004

/s/Herbert Kurz

                                        ----------------------

               Herbert Kurz

               Chief Executive Officer

Exhibit 31.02

Certification of Principal Financial Officer

       Pursuant to Exchange Act Rule 13a-15f

I, Charles Snyder, Principal Financial Officer and Treasurer of Presidential Life Corporation certify that:

        1.    I have reviewed this annual report on Form 10-K of Presidential Life Corporation;

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

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

5.         The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

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

Date: March 30, 2004
                      /s/Charles Snyder

                          ----------------------

                                     Charles
Snyder

                                Treasurer and Principal Accounting Officer

Exhibit 32.01

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive
Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

Herbert Kurz

Chief Executive Officer

March 30, 2005

Exhibit 32.02

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and
Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the        financial condition and result of operations of the Company.

/s/Charles Snyder

Charles Snyder

Treasurer and Principal Accounting Officer

March 30, 2005