Form 10-K/A
period 2005-03-31
PRESIDENTIAL LIFE CORP
filed 2005-04-29
CIK 80124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C  20549

Form 10-K/A

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

                                Common Stock, par value $.01 per share

                                                       Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X}

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/Aor any amendment to this Form 10-K-A.                                                                                                                                                             [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 30, 2005 was approximately $ 477,139,699 based upon the average bid and ask prices of such stock on that date.

The number of shares outstanding of the Registrant’s common stock as of March 30, 2005 was 29,362,443.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the definitive proxy statement to be used in connection with the registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K/A. Other documents incorporated by reference into this Form 10-K-A are listed in the Exhibit Index.

Explanatory Note

                This Amended Annual Report reflects the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2002 and December 31, 2003 to consolidate the financial statements of the issuers of certain principal protected note investments made by the Company and to apply the provisions of EITF 99-20 Recognition of Interest Income and Impairment on Purchased and retained Beneficial Interest in Securitized Financial Assets in accounting for the variable income notes now included as separate investments in the Company’s financial statements as a result of the restatement,  and the remaining principal protected notes whose issurers’ financial statements have not been consolidated.  These corrections resulted in significant changes in DAC amortization and deferred income taxes.  The restatement of the 2002 financial statements also incorporates the cumulative impact as an adjustment to the opening balance of retained earnings for 2002 of the restatement from the dates of purchase of such principal protected note investments, which range from 1995 to 1999.  The impact of the restatement on the Company’s Consolidated Financial Statements is set forth in this amended Annual Report on Form 10-K/A under “Item 7:  Management Discussion and Analysis of Results of Operations and Financial Condition-Executive Summary” and Note 12 to Notes to Consolidated Financial Statements.  This amendment incorporates the Company’s Report on  Internal  Controls over Financial Reporting and the associated report of our independent registered public accounting firm, Deloitte and Touche LLP regarding management’s assessment of the effectiveness of such controls.  Additionally, certain language changes have been made to clarify certain disclosures.

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

2.

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

                Investment Grade Corporate Bonds

                As of December 31, 2004, approximately 80.1% of the Corporation’s investment portfolio consisted of investment grade corporate bonds.  Of this amount, approximately $18.2 million (less than 1%) are private placements.  Management believes that these bonds are marketable to other institutional investors.  All of the bonds acquired by the Insurance Company in private placements have been assigned a National Association of Insurance Commissioners (“NAIC”) designation corresponding to one of the two highest quality rating categories.  NAIC designations corresponding to the entire Investment Portfolio can be found on page 12.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                           OPERATIONS

Explanatory Statement

            This Amended Annual Report reflects the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2002 and December 31, 2003 to consolidate the financial statements of the issuers of certain principal protected note investments made by the Company and to apply the provisions of EITF 99-20Recognition of Interest Income and Impairment on Purchased and retained Beneficial Interest in Securitized Financial Assets in accounting for the variable income notes now included as separate investments in the Company’s financial statements, and the remaining principal protected notes for which the financial statements of the related issuers have not been consolidated.  These corrections resulted in significant changes in DAC amortization and deferred income taxes.  The restatement of the 2002 financial statements also incorporates the cumulative impact as an adjustment to the opening balance of retained earnings for 2002 of the restatement from the dates of purchase of such principal protected note investments, which range from 1995 to 1999.  The impact of the restatement on the Company’s Consolidated Financial Statements is set forth in this Amended Annual Report on Form 10-K/A under “Item 7:  Management Discussion and Analysis of Results of Operations and Financial Condition-Executive Summary” and Note 12 to Notes to Consolidated Financial Statements.

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

18.

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

Executive Overview

Restatement

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the consolidated financial statements for the years ended December 31, 2003 and 2002 as described in Note 12 to such financial statements included in Item 8, of Part II, of this Form 10-K. The restatement is due to the Corporation’s determination that the issuers of certain principal protected notes purchased by the Corporation are required to be consolidated with the Corporation’s results from the dates that such notes were purchased by the Insurance Company.  As a result of the consolidation, the principal protected notes previously recorded by the corporation are eliminated and the Corporation records the individual assets of the issuers of the principal protected notes (the underlying variable rate income notes and U.S. Treasury Strips or similar instruments) and applies applicable accounting standards to these underlying assets, including the provisions of EITF 99-20 with respect to the variable income notes.  In addition, in connection with the restatement, the Corporation has applied the provisions of EITF 99-20 to other principal protected note investments whose issuers are not required to be consolidated.  Although the Corporation has a demonstrated ability and intention to hold these instruments to maturity until recovery of fair value at or above cost and does not have the ability to cause the liquidation of the issuers of those instruments, the Corporation has deemed it appropriate to apply the provisions of EITF 99-20 in accounting for these instruments to present consistent accounting treatment for all of its principal protected note investments, regardless of whether consolidation is required.  The effect of the restatement on the Corporation’s financial statements is summarized as follows:

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

Investment Results

The following table summarizes the Insurance Company's investment results for the periods indicated, as determined in accordance with GAAP.

Year Ended December 31,
	2004	2003	2002	2001	2000
(Dollars in thousands)
Cash and total invested Assets <F1>	$ 4,479,932	$ 4,280,184	$ 3,891,429	$ 3,177,651	$ 2,666,361
Net investment income <F2>	$ 339,442	$ 299,007	$ 277,611	$ 243,627	$ 234,212
Effective yield <F3>	7.78%	7.38%	7.85%	8.56%	9.92%
Net realized investment Gains (Losses) <F4>	$ 15,278	$ 10,328	$ (146,743)	$ (171,159)	$ (35,186)

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

In February 2005, the Insurance Company determined that due to its percentage ownership of the notes of certain of the issuers of the principal protected note investments it purchased, the issuers were actually deemed to be affiliated parties.  This required the issuers to be consolidated with the Corporation.  The impact of the consolidation is that the Corporation is required to account separately for the variable rate income note and the U.S. Treasury Strips.  Commencing in or about 2000 through 2001, many of the variable income rate notes underlying the Insurance Company’s principal protected note investment, ceased paying periodic income. As part of the restatement, the Corporation recorded the impairment of the notes as realized losses.

  The effects of the restatement on the Corporation’s financial statements are as follows:

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

              (2)  In addition, in connection with the restatement the Corporation has applied the provisions of EITF 99-20 to certain principal protected note investments, whose issuers are not required to be consolidated.  Although the Corporation has a demonstrated ability and intention to hold these instruments to maturity until recovery of fair value at or above cost and does not have the ability to cause the liquidation of the issuers of those instruments, the Corporation has deemed it appropriate to apply the provisions of EITF 99-20 in accounting for these instruments to present consistent accounting treatment for all principal protected note investments, regardless of whether consolidation is required.

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

Net Realized Investment Gains and Losses

Net realized investment gains (pre-tax) amounted to $15.3 million in fiscal 2004, as compared to $10.3 million in fiscal 2003 and a loss of approximately ($146.7) million in fiscal 2002.  Net realized investment gains (losses) for years ended December 31, 2004, 2003 and 2002 include realized investment losses of approximately ($4.6) million, ($31.8) million, and ($147.3) million, respectively, attributable to writedowns of certain securities contained in the Insurance Company's investment portfolio. Investment securities with unrealized losses are placed on an internal watch list and are carefully evaluated to determine whether such losses are other than temporary.  Evaluations of watch list securities are monitored on an ongoing basis. Various criteria are utilized in the evaluation of the financial performance of the issuer, including capital structure, debt maturities, earnings trends, asset quality, Industry trends, regional and economic trends and specific events including: a) company specific event, such as missed interest payments, accounting issues, gain or loss of major revenue generating contract(s), significant change in availability and cost of raw material or labor; and, b) specific market-driven events such as dramatic changes in interest rates or geo-political events.  We then evaluate these results in the context of our general intent to hold the investments to maturity barring any significant adverse change in credit conditions, as well as our need for liquidity. When we determine that such conditions are not simply temporary, we adjust the book value to reflect the net realizable value or fair value, as appropriate, on a quarterly basis. Realized investment gains (losses) also result from sales of certain equities and convertible securities, and calls and sales of fixed maturity investments in the Insurance Company's investment portfolio.

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

                Line of Credit

                The short-term notes payable relates to a line of credit issued by The Bank of New York in the amount of $50,000,000.  The line of credit provides for interest on borrowings based on the 30, 60 and 90-day LIBOR rate depending on the duration of the Corporation’s periodic renewals.  At December 31, 2004 the Corporation had the full $50,000,000 outstanding. The line of credit renews annually and is up for renewal on April 22, 2005.   If the bank chooses not to renew the line of credit, the Corporation would be forced to pay-down the $50,000,000 in April 2005 or seek alternative financing options.  The Corporation does not believe that there would be a material adverse impact on its liquidity or cash flow position if the line of credit were called in April 2005.

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

Recent Accounting Pronouncements

                    In December 2004, FASB revised SFAS 123 to Share-Based Payment (“SFAS 123r”).    SFAS 123r provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities.  SFAS 123r also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement must be adopted by the Company by July 1, 2005.  The Company is in the process of assessing impact of adopting SFAS 123r but believes the impact will not have a significant impact on the Company's consolidated financial statements.

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

31.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                See the accompanying Table of Contents to Consolidated Financial Statements and Schedules on Page F-1.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

            The Corporation’s management, with the participation of its Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this amended Annual Report on Form 10-K/A using the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on such evaluation, the Corporation’s Chief Executive Officer and Principal Accounting Officer have concluded that, in light of the
Corporation’s need to restate its financial statements for the years ended 2002 and 2003 to correct the accounting treatment for its principal protected note investments, as described in this report, as of the end of such period, the Company’s disclosure controls and procedures were not
effective.
32.

Management’s Report On Internal Control Over Financial Reporting

                Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules
13a-15(f).  Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December
31, 2004 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that as of December 31, 2004, the Company had material weaknesses in its internal control over financial reporting.

                As disclosed in detail in this Form 10-K/A, in February 2005, the Company determined that it had utilized improper accounting treatment for certain principal protected notes in its investment portfolio.  Based on applicable accounting standards, the Company determined that it was required to consolidate the issuers of certain of those principal protected notes as of the dates of acquisition of such notes and, as a result, was required to take other than temporary impairment charges against certain of such investments.  The Company was required to restate its consolidated financial statements from 1997 to 2003 to effectuate the consolidations and write downs.  The changes did not have any impact on the Company’s liquidity or net cash flows.

                We have determined that, as evidenced by the restatement, there were material weaknesses in our internal control over financial reporting as of December 31, 2004, in that we did not have adequate resources or processes in place to provide reasonable assurances that:  (i) emerging accounting standards were assessed properly for applicability to the Company’s financial statements on a timely basis or that such assessments were properly documented.; and (ii) unique and complex transactions (e.g., the Company’s investments in unique financial instruments) were evaluated thoroughly, including consideration of whether related parties are involved in such transactions, to assess properly the related accounting and financial reporting implications to ensure that appropriate accounting standards were considered and applied and that such assessments were properly documented.  In addition, financial reporting resources and processes in place as of
December 31, 2004 did not provide adequate segregation of duties to be maintained relative to the processing of certain year-end accounting entries, since finance department personnel with responsibility for reviewing year-end entries had access to make entries to the Company’s financial accounting systems.  There was no misuse of any such access.  However, proper systems management should have segregated such access from those with responsibility for reviewing such entries.

                Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche,
LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Remediation Of Material Weakness

                Company’s management has identified and commenced implementation of the following steps we have deemed appropriate to address the material weakness described above:

Hiring additional accounting personnel with technical accounting expertise to augment our existing staff in this area and to assure that accounting personnel with adequate experience, skills and knowledge relating to unique and complex transactions and emerging accounting standards are directly involved in the review and accounting evaluation of such transactions and standards;

Establishing expanded procedures for the review of the accounting and financial statement implications of unique and complex transactions prior to the execution of such transactions;

Involving both internal accounting personnel and outside contractors with technical accounting expertise, as needed, in the evaluation of unique and complex transactions prior to execution of those transactions to obtain guidance as to the application of generally accepted accounting principals to such proposed transactions; and

Creating adequate documentation of the review, analysis and related conclusions with respect to these unique and complex transactions and the applicability of emerging accounting standards to the Company’s business.

Establishing additional levels of required approvals for year-end accounting entries and restricting access to the Company’s financial accounting systems by those individuals with responsibility for reviewing such entries.

33.

                The Company began to execute the remediation plans identified above in the fourth quarter of 2004.  The Company believes that these corrective actions, taken as a whole, have begun to mitigate and will continue to mitigate the control deficiencies identified above.  Management believes that the Company’s controls and procedures will continue to improve as a result of the further implementation of these measures.

Changes in Internal Controls Over Financial Reporting

                In October 2004, the Company adopted a procedure in which all calculations of deferred policy acquisition costs are reviewed by two separate individuals.   During
the fourth quarter, the Company commenced the establishment of procedures for reviewing applicable accounting pronouncements insofar as they relate to investments made by the Company and, where necessary, to consult outside contractors with expertise in these areas, to assure appropriate accounting treatment and timely documentation of the Company’s analysis of such pronouncements.  During the fourth quarter, the Company began the transfer of security management for its general ledger system from its finance department to its information technology department.  Other than the above, there have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Presidential Life Corporation & Subsidiaries

Nyack, New York

                We have audited management’s assessment, included in management’s Annual Report on Internal Control Over Financial Reporting, as included in Item 9A, Controls and Procedures, that Presidential Life Corporation & Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the
Company’s internal control over financial reporting based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

                A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

                Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The following material weaknesses have been identified and included in management’s assessment:   As evidenced by the restatement to its financial statements for the years ended 2003 and 2002 to correct the accounting treatment for its investments in principal protected notes, the Company has concluded that there were material weaknesses in the internal control over financial reporting because the Company did not have adequate financial reporting  resources or processes in place to provide reasonable assurance that: (i)  Emerging accounting standards are properly assessed for applicability to the Company’s consolidated financial statements on a timely basis and that such assessments are properly documented and  (ii) Unique and

34.

complex transactions (e.g., related to the Company’s investment in unique financial instruments) are thoroughly evaluated, including consideration of whether related parties are involved in such transactions, to properly assess related accounting and financial reporting implications to ensure that appropriate accounting standards are considered and applied and that such assessments are properly documented.  In addition, financial reporting resources and processes also do not provide for the maintenance of proper segregation of duties to be maintained relative to the processing of certain year-end accounting entries.  Consequently, the Company’s control over the application of emerging accounting standards, accounting for unique and complex transactions and segregation of duties constitute material weaknesses in the design of the internal control over financial reporting. These material weaknesses discussed above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and the consolidated financial statement schedules as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such consolidated financial statements and consolidated financial statement schedules.

                In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in
Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

                We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedules as of and for the year ended December 31, 2004, of the Company and our report dated March 30, 2005 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedules.

Deloitte & Touche LLP

NewYork,  NewYork

April 29, 2005

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

35.

Other than the foregoing, there are no matters required to be disclosed under this Item.

.

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

36.

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

37.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL LIFE CORPORATION

By  /s/ Herbert Kurz

Herbert Kurz

Chief Executive Officer

and Director

Date:  April 29, 2005

38.

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date April 29, 2005
                  /s/ Herbert Kurz

Herbert Kurz

Chief Executive Officer

and Director

Date:  April 29,
2005
  /s/ Charles J. Snyder

Charles J. Snyder, Treasurer

and Principal Accounting Officer

Date:  April 29,
2005
  /s/  Paul F. Pape

Paul Frederick Pape, Director

Date:  April 29,
2005
  /s/ Richard Giesser

Richard Giesser,   Director

Date:  April 29,
2005
  /s/ Lawrence Rivkin

Lawrence Rivkin, Director

Date:  April 29,
2005
   /s/  Donald Barnes

Donald Barnes, Director

39.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-63831 on Form S-3 and 333-08217 on Form S-8, of Presidential Life Corporation, of our report dated March 30, 2005 (which expresses an unqualified opinion on the consolidated financial statements and schedules and includes an explanatory paragraph regarding the restatement of the 2003 and 2002 financial statements) and our report on Internal Control Over Financial Reporting dated April 29, 2005 (which report expresses an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal controls over financial reporting because of material weaknesses) appearing in this Annual Report on Form 10-K/A of Presidential Life Corporation for the year ended December 31,
2004.

Deloitte & Touche LLP

NewYork, New York

April 29, 2005

40.

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
The Company has one reportable segment and therefore, no additional disclosures are required under Statement of Financial Accounting Standards No. 131 “Disclosures About Segments of an Enterprise and Related Information”.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

                In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of
Indebtedness of Others (“FIN 45”).  FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others.  Disclosure requirements under FIN 45 are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of FIN 45.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have an impact on the Company’s consolidated financial
statements.                                        F-11

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

                In August 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS146”).  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Previous accounting guidance was provided by EITF 94-3, “Liability Recognition for Certain Employee
Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS 146 replaces EITF 94-3.  The provisions of this statement are effective for exit or disposal activities that are initiated after
December 31, 2002.  The adoption of SFAS 146 did not have an impact on the Company’s consolidated financial statements.

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

2.  INVESTMENTS (continued)

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

2.  INVESTMENTS  (continued)

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

  3.  NOTES PAYABLE

Notes payable at December 31, 2004 and 2003 consist of $100 million, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of December 31, 2004, unamortized costs were $922,000.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $2.8 million recorded in accumulated other comprehensive income as of December 31, 2004, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company amortizes the deferred loss from accumulated other comprehensive income to income over the term of the notes.  The
Company expects to amortize approximately $672,000 into earnings within the next 12 months.

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

            .

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

12.     PRESENTATION OF RESTATED FINANCIAL STATEMENTS

The results included in this Form 10-K for 2003 and 2002 are restated from previously reported results.  Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2003, the Company determined that certain issuers of principal protected notes in its investment portfolio were required to be consolidated with the Corporation’s results from the dates that such notes were purchased by the Insurance Company, and that the impairment provisions of EITF 99-20 were required to be applied relative to these and certain additional holdings of principal protected notes.

The principal protected notes represent the Corporation’s interest in two underlying instruments, a variable rate income note issued by a nonaffiliated collateralized debt obligation issuer and a zero coupon U.S. Treasury Strip or similar instrument.
In or about 2001, the Corporation determined that the variable rate income notes underlying certain of its principal protected notes had become other than temporarily impaired.  The impairment was recorded as an unrealized loss by the Corporation and was included within Other Comprehensive Gain (Loss) on the Corporation’s Balance Sheet. The Corporation has restated its financial statements from previously reported amounts to treat the impairments as realized losses from those dates, which decreases income in the affected years.  As a result of recording such losses through income, the Corporation recorded a corresponding increase in unrealized gains and Other Comprehensive Gain for those years.  A further effect of the consolidation was the recording of the
U.S. Treasury Strips and similar instruments that were held by the consolidated issuers.  Previously, these instruments, which served as defeasance collateral for the principal protected notes, were not recorded.   As a result of the consolidation,
these instruments are recorded at cost at the time of purchase and the annual amortization of the original issue discount of the bonds is being recognized as investment income in each year subsequent to purchase.

                In addition to the above, the Corporation has applied the provisions of EITF 99-20, to four principal protected note investments whose issuers were not required to be consolidated.  Although the Company has the ability and intention to hold these four instruments to maturity until recovery of fair value at or above cost and does not have the ability to cause liquidation of the issuers of these instruments, two of the instruments were deemed to have other than temporary impairments, as such, the Company reduced the carrying amount of these two instruments through a change to net income.

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

 Total investments

          4,304,681

              4,306,093

 Total assets

          4,529,022

              4,509,783

 Deferred policy acquisition costs

             108,713

                   88,063

 Deferred federal income taxes

 38,127

                   31,394

 Total liabilities

          4,040,257

              4,033,524

 Accumulated other comprehensive gain

               88,343

                 129,427

 Retained earnings

             400,129

                 346,539

 Total shareholders’ equity

             488,765

                 476,259

 Statement of Income for

 the year ended December 31:

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

 Accumulated other comprehensive income

             (34,552)

                   20,879

 Retained earnings

            461,353

                 394,857

 Statement of Shareholders Equity at

 December 31, 2002:

 Accumulated other comprehensive income

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

Date: April 29, 2005

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

Date: April 29,
2005
                         /s/Charles Snyder

----------------------

Charles Snyder

Treasurer and Principal Accounting Officer

Exhibit 32.01

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K-A for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive
Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)   Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

Herbert Kurz

Chief Executive Officer

April 29, 2005

Exhibit 32.02

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K-A for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and
Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the        financial condition and result of operations of the Company.

/s/Charles Snyder

Charles Snyder

Treasurer and Principal Accounting Officer

April 29, 2005