Form 10-Q
period 2005-03-31
PRESIDENTIAL LIFE CORP
filed 2005-05-11
CIK 80124

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................ to ...................

Commission File Number 0-5486

PRESIDENTIAL LIFE CORPORATION

(Exact name of registrant as specified in its charter)

           Delaware

13-2652144

(State or jurisdiction of incorporation or organization)

                (I.R.S Employer Identification Number)

69 Lydecker Street, Nyack, New York                            10960

(Address of principal executive offices)                     (Zip Code)

845 - 358-2300

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   X      NO

There were 29,363,806 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on May 11, 2005.

Explanatory Note

This Quarterly Report reflects the restatement of the Company’s Condensed Consolidated Financial Statements for the quarter ended March 31, 2004 to reflect the consolidation of the financial statements of the issuers of certain principal protected note investments made by the Company.  The Company applied the provisions of EITF 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets in accounting for the variable income notes now included as separate investments in the Company’s financial statements as a result of the consolidation, as well as other principal protected notes for which the financial statements of the related issuers were not consolidated.  These corrections resulted in a change in the DAC amortization and deferred income taxes from previously reported amounts.   The impact of the restatement on the Company’s Consolidated Financial Statements for the quarter ended March 31, 2004 is set forth in this Quarterly Report on Form 10-Q under Note 8 of “Item 1: Condensed Consolidated Financial Statements – Notes to Condensed Consolidated Financial Statements (Unaudited)” and “Item 2:  Management Discussion and Analysis of Financial Condition and Results of Operations -Executive Summary”.

INDEX

Part I -     Financial Information

                                      Page No.

Item 1.   Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

March 31, 2005 and December 31, 2004

3

              Consolidated Statements of Income (Unaudited)

For the Three months Ended March 31, 2005 and 2004 (Restated)

4

Condensed Consolidated Statements of Shareholders'

Equity (Unaudited) - For the Three months Ended

March 31, 2005 and 2004 (Restated)

5

Condensed Consolidated Statements of Cash Flows (Unaudited) -

For the Three months Ended March 31, 2005 and 2004 (Restated)

 6

               Notes to Condensed Consolidated Financial Statements (Unaudited)

7-14

Report of Independent Registered Public Accounting Firm

15

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations

16-27

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Item 4.   Controls and Procedures

Part II - Other Information

 28

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

29-30

Deloitte & Touche LLP Letter of Awareness

  31

Certification of Chief Executive Officer

                32

Certification of Principal Accounting Officer

 33

2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Cost of
$4,034,946 and $3,910,760,respectively)	$ 4,266,236	$ 4,227,134
Common stocks (Cost of $31,802 and
$33,001, respectively)	42,227	45,859
Real estate	415	415
Policy loans	17,895	17,642
Short-term investments	23,882	27,908
Other invested assets	299,311	315,581
Total Investments	4,649,966	4,634,539

Cash and cash equivalents	3,986	6,326
Accrued investment income	58,940	53,492
Amounts due from security transactions	5,607	10,098
Federal income tax recoverable	-	13,262
Deferred policy acquisition costs	82,090	80,429
Furniture and equipment, net	196	210
Amounts due from reinsurers	12,627	12,438
Other assets	4,563	4,699
Assets held in separate account	1,843	1,863
TOTAL ASSETS	$ 4,819,818	$ 4,817,356

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 3,270,020	$ 3,246,039
Future policy benefits:
Annuity	651,987	651,091
Life and accident and Health	62,131	62,132
Other policy liabilities	9,955	8,519
Total Policy Liabilities	3,994,093	3,967,781

Short-term note payable	50,000	50,000
Notes Payable	100,000	100,000
Deferred federal income taxes	47,294	74,670
Federal income tax payable	13,204	-
Deposits on policies to be issued	4,596	9, 762
General expenses and taxes accrued	2,636	3,267
Other liabilities	13,805	14,279
Liabilities related to separate account	1,843	1,863
Total Liabilities	4,227,471	4,221,622

Commitments and Contingencies

Shareholders' Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares; issued and outstanding,
29,363,806 shares in 2005 and 29,362,443
shares in 2004	294	294
Additional paid in capital	322	302
Accumulated other comprehensive gain	147,336	194,362
Retained earnings	444,395	400,776
Total Shareholders' Equity	592,347	595,734
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY	$ 4,819,818	$ 4,817,356

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED MARCH 31, (UNAUDITED)
REVENUES:	2005	2004 (as restated) (see Note 8)
Insurance Revenues:
Premiums	$2,359	$2,807
Annuity considerations	7,526	10,986
Universal life and investment type policy
fee income	733	377
Net investment income	84,956	81,255
Realized investment gains	61,072	5,633
Other income	203	(101)

TOTAL REVENUES	156,849	100,957

BENEFITS AND EXPENSES:
Death and other life insurance benefits	2,694	3,183
Annuity benefits	18,852	18,584
Interest credited to policyholders' account
balances	41,098	40,402
Interest expense on notes payable	2,611	2,392
Other interest and other charges	201	206
Increase in liability for future policy benefits	113	4,455
Commissions to agents, net	2,673	3,520
General expenses and taxes	4,297	5,844
Change in deferred policy acquisition costs	13,196	147

TOTAL BENEFIT AND EXPENSES	85,735	78,733

Income before income taxes	71,114	22,224

Provision (benefit) for income taxes
Current	26,522	7,522
Deferred	(1,964)	188
	24,558	7,710

NET INCOME	$46,556	$14,514

Earnings per common share, basic and diluted	1.58	.49

Weighted average number of shares outstanding during the period, Basic	29,363,246	29,334,668
Weighted average number of shares outstanding during the period, Diluted	29,452,395	29,398,545

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(in thousands except shared data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2004	$ 293	$ 0	$346,539	$ 129,427	$476,259

Comprehensive Income:

Net Income (as restated, see Note 8)			14,514		14,514

Rate Lock Adjustment				(3,303)	(3,303)

Net Unrealized
Investment Gains				82,246	82,246

Comprehensive Income (as restated, see Note 8)					93,457

Dividends Paid to Shareholders ($.10 per share)			(2,934)		(2,934)

Balance at March 31, 2004 (as restated, see Note 8)	$ 293	$ 0	$ 358,119	$ 208,370	$ 566,782

Balance at January 1, 2005	$ 294	$ 302	$ 400,776	$ 194,362	$ 595,734

Comprehensive Income:

Net Income			46,556		46,556

Rate Lock Adjustment				(2,631)	(2,631)

Net Unrealized Investment Gains				(44,395)	(44,395)

Comprehensive Income					(470)

Issuance of Shares Under stock option plan		20			20

Dividends paid to Shareholders ($.10 per share)			(2,937)		(2,937)

Balance at March 31, 2005	$ 294	$ 322	$ 444,395	$ 147,336	$ 592,347

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

THREE MONTHS ENDED MARCH 31, (UNAUDITED)
	2005	2004 (as restated, see Note 8)
OPERATING ACTIVITIES:
Net Income	$ 46,556	$ 14,514
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit)/Provision for deferred income taxes	(1,964)	188
Depreciation and amortization	248	250
Net accrual of discount on fixed maturities	(8,146)	(9,751)
Realized investment (gains) losses	(61,072)	(5,633)
Changes in:
Accrued investment income	(5,448)	(5,200)
Deferred policy acquisition cost	13,196	147
Federal income tax recoverable/payable	26,466	23,635
Liability for future policy benefits	896	5,652
Other items	1,220	(1,912)

Net Cash Provided By Operating Activities	11,952	21,890

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(899,478)	(181,679)
Maturities, calls and repayments	122,549	7,697
Sales	719,603	92,010
Common Stocks:
Acquisitions	(8,909)	(6,890)
Sales	12,398	11,222
Increase (decrease) in short-term investments and policy loans	3,773	(20,841)
Other Invested Assets:
Additions to other invested assets	(6,342)	(15,926)
Distributions from other invested assets	22,611	21,167
Mortgage loan on real estate	-	11,080
Amount due to security transactions, net	4,491	34,365

Net Cash Used In Investing Activities	(29,304)	(47,795)

FINANCING ACTIVITIES:
Increase in policyholders’ account balances	23,981	38,977
Bank overdrafts	(885)	(6,589)
Deposits on policies to be issued	(5,166)	(4,327)
Issuance of common stock	20	-
Dividends paid to shareholders	(2,938)	(2,934)

Net Cash Provided By Financing Activities	15,012	25,127

Decrease in Cash and Cash Equivalents	(2,340)	(778)
Cash and Cash Equivalents at Beginning of Period	6,326	12,907

Cash and Cash Equivalents at End of Period	$3,986	$12,129

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$56	$56

Interest Paid	$4,288	$4,078

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

6.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

 CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation (“the Company”), through its wholly-owned subsidiary, Presidential Life Insurance Company (“Insurance Company”), is engaged in the sale of life insurance and annuities.

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Management believes that, although the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2004, as filed the Securities and Exchange Commission on Form 10-K/A on April 29, 2005.

The results reported herein include the consolidation of the issuers of 17 principal protected note investments made by the Corporation.  Results from the quarter ended March 31, 2004 have been restated to reflect this consolidation and the application of the recognition of other than temporary impairment changes to the variable income notes now included as separate instruments in the Company’s financial statements as well as to the remaining principal protected notes for which consolidation was not required  (for more details, see Note 8).  The basis for consolidating the results are the Corporation’s majority ownership of the notes issued by the consolidated entities and its unilateral ability to cause the liquidation of these entities prior to the maturity of the investments.

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

C.

Investments

Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions.  These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes are credited or charged directly to shareholders’ equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.  Since unrealized gains and losses are recorded directly to shareholder’s equity, they must be considered in the amortization of DAC.  The result of this is the “shadow DAC” which partially offsets the unrealized gains and losses.  Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of the effects of the shadow DAC and deferred federal income tax effect, if any, charged or credited directly to shareholders’ equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.

Other invested assets, which are recorded using the equity method, represents interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and

7.

merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operations, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the market value of a limited partnership interest is estimated at book value.  As of March 31, 2005, the Company was committed to contribute, if called upon, an aggregate of approximately $97.3 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.

In evaluating whether an investment security or other investment has suffered an impairment in value which is deemed to be other than temporary, management considers all available evidence.  When a decline in the value of an investment security or other investment is considered to be other than temporary, the investment is reduced to its fair value, as applicable (which contemplates the price that can be obtained from the sale of such asset in the ordinary course of business), which becomes the new cost basis.  The amount of reduction is recorded in the income statement as a realized loss. A recovery from the adjusted cost basis is recognized as a realized gain only at sale.

Realized gains and losses on disposal of investments are determined for fixed maturities, other invested assets  and equity securities by the specific-identification method.

Investments in short-term securities, which consist primarily of United States Treasury Notes and corporate debt issues maturing in less than one year, are recorded at amortized cost, which approximates market.  Mortgage loans are stated at their amortized indebtedness.  Policy loans are stated at their unpaid principal balance.

The Company's investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Accumulated depreciation amounted to $206,800 at both March 31, 2005 and 2004.  Both buildings are fully depreciated and have no depreciation expense.

D.

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

Deferred policy acquisition costs are amortized over periods ranging from 15 to 25 years for universal life products and investment-type products as a constant percentage of estimated gross profits arising principally from surrender charges and interest and mortality margins based on historical and anticipated future experience, updated regularly.  The effects of revisions to reflect actual experience on previous amortization of deferred policy acquisition costs, subject to the limitation that the outstanding DAC asset can never exceed the original DAC plus accrued interest, are reflected in earnings in the period estimated gross profits are revised.  For that portion of the business where acquisition costs are not deferred (i.e., medical stop loss business) management believes the expensing of policy acquisition costs is immaterial.

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

8.

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

H.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the three months ended March 31, 2005 and 2004 was 29,452,395 and 29,398,545, respectively.  The dilution from the potential exercise of stock options outstanding did not change basic EPS.

I.

New Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS 123R”) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities.  SFAS 123R also requires that the fair value of all share-based transactions be recorded in the financial statements. The revised pronouncement is now effective for registrants as of beginning of the first fiscal year beginning after June 15, 2005 instead of at the beginning of the first quarter after June 15, 2005.  The Company is in the process of assessing impact of adopting SFAS 123R but believes the impact will not have a significant impact on the Company's consolidated financial statements.

In March 2004, the EITF reached consensus on Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16 did not have an impact on the Company's consolidated financial statements.

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

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities” (SOP 03-3).  SOP 03-3 addresses the accounting for differences between contractual and expected cash flows to be collected from an investment in loans or fixed maturity securities (collectively hereafter referred to as “loan(s)”) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  SOP 03-3 limits the yield that may be accreted to the excess of the estimated undiscounted expected principal, interest and other cash flows over the initial investment in the loan.  SOP 03-3 also requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual or valuation allowance.  SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.  For loans acquired in fiscal years beginning on or before December 15, 2004 and within the scope of Practice Bulletin 6 “Amortization of Discounts on Certain Acquired Loans”, SOP 03-3, as it pertains to decreases in cash flows expected to be collected, should be applied prospectively for fiscal years beginning after December 15, 2004.  Adoption of this statement had no impact on the Company’s consolidated financial condition or results of operations for the quarter ended March 31, 2005.

In July 2003, AcSEC issued a final Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP”).  The Major provisions of the SOP require: recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits (“GMDB”), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment; reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met; reporting and measuring the company’s interest in its

9.

separate accounts as general account assets based on the insurer’s proportionate beneficial interest in the separate account’s underlying assets’ and Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs (“DAC”).  The SOP was effective for financial statements for fiscal years beginning after December 15, 2003.  SOP 03-1 did not have an impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN46R”).  FIN  46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46R is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities entered into prior to February 1, 2003, FIN 46R if effective for the first interim or annual period beginning after June 15, 2003.  In October 2003, the FASB issued FASB Staff Position (“FSP”) FSP 46-6, Effective Date of FASB Interpretation, No.46R Consolidation of Variable Interest Entities.  This FSP provides a deferral of interests held by public entities in a variable interest entity or potential variable interest entity until the end of the first interim or annual period after December 15, 2003, if (a) the variable interest entity was created before February 1, 2003 and (b) the public entity has not issued financial statements reporting the variable interest entity that was created before February 1, 2003, in accordance with FIN 46R, other than in the disclosure required by FIN 46R.  The FSP is effective for financial statements issued after October 9, 2003. The adoption of FIN 46R and FSP 46-6 did not have an impact on the Company’s consolidated financial statements.

2.

INVESTMENTS

There were no investments in any one issuer that aggregate 10% or more of Shareholder's Equity as of March 31, 2005.

The following information summarizes the components of net investment income:

	March 31, 2005 (in thousands)	March 31,2004 (in thousands)
Fixed maturities	$70,155	$69,422
Common stocks	210	77
Short-term investments	334	69
Other investment income	15,947	13,910
	86,646	83,478

Less investment expenses	1,690	2,223

Net investment income	$84,956	$81,255

10.

The following table presents the amortized cost and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at March 31, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	171,349	1,610	125,181	1,876	296,530	3,486
Corporate Bonds	976,514	31,101	135,193	10,777	1,111,707	41,878
Preferred Stocks	42,319	1,030	12,047	594	54,366	1,624
Subtotal Fixed Maturities	1,190,182	33,741	272,421	13,247	1,462,603	46,988
Common Stock	7,203	585	11,293	0	18,496	585
Total Temporarily Impaired Securities	1,197,385	34,326	283,714	13,247	1,481,099	47,573

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by March 31, 2005.

	Gross Unrealized Losses	% Of Total

Less than twelve months	33,741	71.81
Twelve months or more	13,247	28.19
Total	46,988	100.00

The Company’s investments are primarily concentrated in a variety of fixed income securities that are exposed to a combination of credit risk and interest rate risk, each of which can impact fluctuations in overall market valuation.  During the first quarter of 2005, the portfolio experienced a decrease in market value caused by a rise in interest rates, as the 10-year Treasury yield rose from 4.22% on December 31, 2004 to 4.50% on March 31, 2005.  This represented a decrease in the market value of the benchmark 10-year Treasury of approximately 2 1/4 points or 2.20% of total value.  The 30-year Treasury yield decreased from 4.83% to 4.75% during the same period, representing an increase in market value of approximately 1 3/32 points or 1.0% of total value.  Given the strength of the overall economic recovery and the announced policies of the U.S. Federal Reserve, the Company anticipates a gradual rise in interest rates over the coming quarters of 2005 and 2006.  Federal Reserve policies will tend to have a greater impact on the short-end of the Treasury yield curve, and, as a result, we anticipate that the Treasury yield curve will flatten over time.  This rise in overall interest rates may have a negative impact on the market valuation of the Company’s fixed income portfolio.  The Company’s book value will generally increase when interest rates decrease and decrease when interest rates increase.  The book value per share at March 31, 2005 and December 31, 2004 was $20.17 and $20.29, respectively, reflecting the  change in interest rates.  In the first quarter of 2005, the Company sold $778.3 million of long maturity bonds to shorten duration, realizing gains of $58.3 million.  The proceeds were reinvested in 5-10 year maturities, shortening the effective duration to 6.667 years from 13.90 years.

Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry  has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies

 11.

3.

NOTES PAYABLE

Notes payable at March 31, 2005 and December 312004 consist of $100 million, 7 7/8% Senior Notes (Senior Notes) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the effective interest method over the term of the notes.  As of March 31, 2005, unamortized costs were $867 thousand.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $2.6 million recorded in accumulated other comprehensive income as of March 31, 2005, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company reclassifies the deferred loss from a liability to accumulated other comprehensive income over the term of the notes.  The Company expects to reclassify approximately $672,000 into accumulated other comprehensive income  for the year 2005.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of March 31, 2005, the Company believes that it is in compliance with all of the covenants.

The short-term note payable relates to a bank line of credit in the amount of $50,000,000 and provides for interest on borrowings based on market indices.  At March 31, 2005 and 2004 the Company had $50,000,000 and $50,000,000 outstanding, respectively. The line of credit was renewed on April 22, 2005 for a period of one year with The Bank of New York.

4.

SHAREHOLDERS' EQUITY

During 2004 and the first quarter of 2005, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

5.

NET UNREALIZED INVESMENT (LOSSES)/GAINS

For the Three months ended March 31, 2005:	Pre Tax Amount	Tax (Expense)/ Benefit (in thousands)	After-Tax Amount
Net unrealized losses on investment securities:	$	$	$
Net unrealized holding losses arising during year	(114,461)	(40,061)	(74,400)
Plus: reclassification adjustment for gains realized in net income	61,072	21,375	39,697
Change related to deferred acquisition costs	(14,911)	(5,219)	(9,692)
Net unrealized investment losses	$ (68,300)	$ (23,905)	$ (44,395)

For the Three months ended March 31, 2004:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 127,417	$ 44,596	$ 82,821
Plus: reclassification adjustment for gains realized in net income	5,633	1,972	3,661
Change related to deferred acquisition costs	(6,517)	(2,281)	(4,236)
Net unrealized investment gains	$ 126,533	$ 44,287	$ 82,246

6.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Retirement Plan

In February 2004, in contemplation of a voluntary termination of the Presidential Life Insurance Company Employees’ Retirement Plan, the Company adopted a resolution that "froze" the Plan as of February 18, 2004.  This closed the Plan to new entrants and terminated the accrual of any future benefits under the Plan after such date.  In addition to freezing the Plan, the Company approved a resolution to utilize 1971 Group Mortality Tables and a seven percent (7%) investment yield for use in computing actuarial calculations.  The Plan was terminated effective November 30, 2004, subject to the provisions set forth in ERISA.  The Company completed the full distribution of the Plan’s assets to the participants in December 2004.

12.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,2005	Three Months Ended March 31, 2004

Components of Net Periodic Benefit Cost
Service cost	$ 0	$ 0
Interest cost	0	176,651
Actual return on plan assets	0	(130,652)
Amortization of prior service cost	0	41,916
Amortization of transition obligation	0	0
Net periodic benefit cost	$ 0	$ 87,915

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992.  Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company announced its intention to make an annual contribution to the 401(k) plan equal to 4% of all employee’s salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $64,000 into this plan in the first quarter of 2005.

7.

INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards and (c) a valuation allowance.

The valuation allowance relates principally to investment write downs recorded for financial reporting purposes, which have not been recognized for income tax purposes, due to management’s assessment that such deferred tax assets will more likely than not be unrealizable for income tax purposes.  The Company's effective tax rate for each of the three months ended March 31, 2005 and 2004 was 34.5% and 34.7%, respectively.

8.

PRESENTATION OF RESTATED FINANCIAL STATEMENTS

The results included in this Form 10-Q for March 31, 2004 were restated from previously reported results.  Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2003 and the first three quarters of 2004, the Company determined that certain issuers of principal protected notes in its investment portfolio were required to be consolidated with the Corporation’s results from the dates that such notes were purchased by the Insurance Company, and that the impairment provisions of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and  Beneficial Interest in Securitized Financial Assets were required to be applied relative to these and certain additional holdings of principal protected notes

The principal protected notes represent the Corporation’s interest in two underlying instruments, a variable rate income note issued by a nonaffiliated collateralized debt obligation issuer and a zero coupon U.S. Treasury Strip or similar instrument.  During fiscal years 2000 and 2001, the Corporation determined that the variable rate income notes underlying certain of its principal protected notes had become other than temporarily impaired.  The impairment was recorded as an unrealized loss by the Corporation and was included within Other Comprehensive Gain (Loss) on the Corporation’s Balance Sheet.  Due to the consolidation of such issuers of the principle protected notes the Corporation has restated its financial statements to treat the impairments as realized losses from those dates, which decreases income in the affected years.  The Corporation recorded a corresponding increase in Other Comprehensive Gain for those years.  A further effect of the consolidation was the recording of the U.S. Treasury Strips and similar instruments.  Previously, these instruments, which served as defeasance collateral for the principal protected notes, were not recorded.   As a result of the consolidation, these instruments are recorded at cost at the time of purchase and the annual amortization of the original issue discount of the bonds is being recognized as investment income in each year subsequent to purchase.

In addition to the above, the Corporation has applied the provisions of EITF 99-20 to four principal protected note investments whose issuers were not required to be consolidated.  Although the Company has the ability and intention to hold these four instruments to maturity until recovery of fair value at or above cost and does not have the ability to cause liquidation of the issuers of these instruments, the Corporation has deemed it appropriate to apply the provisions of EITF 99-20 in accounting for these instruments to present consistent accounting for all its principal protected investments, regardless of whether consolidation is required.                    13.                                     .

The impact of this restatement on the Corporation’s result are as follows:

	2004 As Previously Reported	2004 As Restated
Statement of Income For Three Months Ended March 31:
Net Investment Income	$ 78,508	$ 81,255
Change in deferred policy acquisition costs	1,355	147
(Benefit)/Provision Deferred income taxes	(1,196)	188
Net Income	11,943	14,514
Earnings per common share, basic and diluted	.41	.49
Statement of Cash Flows For Three Months Ended March 31:
Net income	11,943	14,514
Net accrual of discount of fixed maturities	(7,004)	(9,751)
(Benefit)/Provision for deferred taxes	(1,196)	188
Deferred policy acquisition cost	1,355	147

9.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 31, 2005, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

10.

SUBSEQUENT EVENTS

 The Company’s investment portfolio contains approximately $51.6 million (1.1% of its invested assets) of investments in bonds issued by General Motors Corp, General Motors Acceptance Corp., Ford Motor Company and Ford Motor Credit Co.  On May 5, 2005, Standard & Poors announced a downgrade in the credit ratings for General Motors and Ford to below investment grade.  Management believes no impairment charges are appropriate as of March 31, 2005, the Company intends to monitor further developments regarding these companies and the valuation of its holdings of these companies carefully to determine the appropriate accounting treatment for these investments in future periods.

14.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying condensed consolidated balance sheet of Presidential Life Corporation and subsidiaries ("the Company") as of March 31, 2005, and the related condensed consolidated statements of income, for the three-month  periods ended March 31, 2005 and 2004, and the condensed consolidated statement of stockholders' equity and cash flows for the three month period ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 8, the accompanying condensed consolidated financial statements for the quarter ended March 31, 2004 have been restated.

Deloitte & Touche LLP

New York, New York

May 11, 2005

15.

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

Executive Overview

Restatement

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the condensed consolidated financial statements for the quarter ended March 31, 2004 as described in Note 8 to such financial statements.  The restatement is due to the Corporation’s determination that the issuers of certain principal protected notes purchased by the Corporation are required to be consolidated with the Corporation’s results from the dates that such notes were purchased by the Insurance Company.  As a result of the consolidation, the principal protected notes previously recorded by the Corporation are eliminated and the Corporation records the individual assets of the issuers of the principal protected notes (the underlying variable rate income notes and U.S. Treasury Strips or similar instruments) and applies applicable accounting standards to these underlying assets, including the provisions of EITF 99-20 with respect to the variable rate income notes.  In addition, in connection with the restatement, the Corporation has applied the provisions of EITF 99-20 to other principal protected note investments whose issuers are not required to be consolidated.  Although the Corporation has a demonstrated ability and intention to hold these instruments to maturity until recovery of fair value at or above cost and does not have the ability to cause the liquidation of the issuers of those instruments, the Corporation has deemed it appropriate to apply the provisions of EITF 99-20 in accounting for these instruments to present consistent accounting treatment for all of its principal protected note investments, regardless of whether consolidation is required.  The effect of the restatement on the Corporation’s financial statements is summarized as follows:

-

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

-

The U.S. Treasury Strips are recorded at cost on the date of purchase and amortization of the discount on those instruments is recorded as interest income in subsequent periods.

16.

-

The aforementioned other than temporary impairment charges and amortization of discount on the treasury strips impact gross profits in each of the affected years and, therefore, impact deferred policyholder acquisition cost amortization and deferred tax amounts in such years.

-

Deferred acquisition costs and related amortization also involved a correction with regard to the application of the Company’s methodology for applying unrealized gains and loss information in connection with its shadow DAC calculation.

Results

Earnings per share were $1.58 and $.49 for the quarters ended March 31, 2005 and 2004, respectively.  Results in the first quarter of 2005 reflected the results of the Company’s portfolio rebalancing initiative during that quarter.  In connection with that initiative, the Company sold approximately $778 million of longer term investment assets and purchased approximately $778 million of shorter term investment assets.  These transactions resulted in capital gains of approximately $58.3 million.  The first quarter results also reflected a continuing of year-to-year increases in investment income and more significantly, net realized investment gains  from the first quarter of 2004.  Our total revenues in the first quarter of 2005 were $157 million, compared to $101 million in the first quarter of 2004.

The results for the first quarter of 2005 benefited from exceptional returns from investments in certain limited partnerships and the net capital gain realized, as discussed above.

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

The Company derives a substantial portion of its total revenues from investment income. The Company manages most of its investments internally.  All investments made on behalf of the Company are governed by the general requirements and guidelines established and approved by the Company's investment committee (the “Investment Committee”) and by qualitative and quantitative limits prescribed by applicable insurance laws and regulations.  The Investment Committee meets regularly to set and review investment policy and to approve current investment plans.  The actions of the Investment Committee are subject to review and approval by the Board of Directors of the Insurance Company.  The Company's investment policy must comply with New York State Insurance Department (“NYSID”) regulations and the regulations of other applicable regulatory bodies.

17.

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

Risk-Based Capital

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company's actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The  NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for the Insurance Company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2004, the Insurance Company’s Company Action Level was $112.4 million and the Mandatory Control Level was $39.3 million. The Insurance Company’s adjusted capital at December 31, 2004 was $260.2 million or 222% of the Company Action Level, which exceeds all four-action levels.

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

In May 2004, Moody's Investor Services (“Moody's”) lowered the Insurance Company's insurance financial strength rating from Ba1 (“Questionable financial security”) to B2.  Standard & Poor's Corporation (“Standard & Poor's”) rates the Insurance Company's insurance financial strength at BB+, which is defined as “Less vulnerable in the near-term but faces major ongoing uncertainties to adverse business, financial and economic conditions.” The credit rating of the Corporation's Senior Notes, due February 15, 2009 (the “Senior Notes”), is B+ (more vulnerable to adverse business, financial and economic conditions but currently has the capacity to meet financial requirements) by Standard & Poor's and B1 (“Poor financial security”) by Moody's.  In May 2004, Moody’s lowered its rating to B2, but raised the outlook on the rating from negative to stable.

18.

The downgrades did not have a material impact on the financial statements of the Corporation for the quarter ended March 31, 2005. The reduction in sales was primarily attributable to management’s intention to preserve and build the Insurance Company’s capital and surplus ratios. Surrenders of the Insurance Company’s annuity products continue to remain below 5% of the surrenderable annuities and have not had a material impact on the Corporation’s consolidated financial statements.

Results of Operations

Comparison of three months ended March 31, 2005 compared to the same period in 2004.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased to approximately $9.9 million for the three months ended March 31, 2005 from approximately $13.8 million for the period ended March 31, 2004, a decrease of approximately $3.9 million.  Of this amount, annuity considerations decreased to approximately $7.5 million for the three months ended March 31, 2005 from approximately $11.0 million for the three months ended March 31, 2004, a decrease of approximately $3.5 million.  In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances.  Based  on statutory accounting, revenue from sales of single premium annuities were approximately $54.2 million and approximately $70.9 million during the three months ended March 31, 2005 and March 31, 2004, respectively. The decrease is in line with management’s intent to preserve and build the Insurance Company’s capital and surplus ratios.

Policy Fee Income

Universal life and investment type policy fee income was approximately $733,000 for the three months ended March 31, 2005, as compared to approximately $377,000 for the three months ended March 31, 2004. This increase is attributable an increase in surrender charge fees associated with the Company’s annuity contracts, as well as an increase in cost of insurance fees collected on the Company’s universal life policies.

Net Investment Income

Net investment income totaled approximately $85.0 million during the first three months of 2005, as compared to approximately $81.3 million during the first three months of 2004.  This represents an increase of approximately $3.7 million.  This increase is due principally to income received from the limited partnerships of approximately $15.5 million during the first three months of 2005, as compared to approximately $13.1 million during the first three months of 2004 and from an increase in income on fixed maturities of approximately $807,000 from the first quarter of 2004 to the first quarter of 2005..  The Company's ratios of net investment income to average cash and invested assets less net investment income for the periods ended March 31, 2005 and March 31, 2004 are 7.48% and 7.27%, respectively.

Net Realized Investment Gains and Losses

Realized investment gains amount to approximately $61.1 million during the first three months of 2005, as compared to approximately $5.6 million during the first three months of 2004.  The Company undertook a “duration shortening” program in its fixed income portfolio during the first quarter of 2005.  This program involved selling bonds with maturities longer than 20 years and reinvesting the proceeds into lower yielding 5 to 10 year maturities of investment grade corporate bonds and U.S. agency bonds (See discussion on the Asset/Liability Management in the Management Discussion and Analysis of Financial Condition and Results of Operations).   The program generated proceeds of $778.3 million and pre-tax capital gains of approximately $58.3 million and resulted in a reduction of effective duration from 13.9 years to 6.67 years for the assets sold and purchased.  Realized investment gains and losses for the three months ended March 31, 2005 and 2004 respectively, include realized investment losses or writedowns of $2.4 million and $675,000, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio.  Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry  has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies

19.

When impairments are determined to be other than temporary, the Company adjusts the book value to reflect the fair value, as appropriate, on a quarterly basis and the amount of the impairments are recorded as realized investment losses in the income statement.  Realized investment gains (losses) also result from sales of certain equities and convertible securities, and calls and sales of fixed maturity investments in the Company's investment portfolio.

The following table presents the amortized cost and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at March 31, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	171,349	1,610	125,181	1,876	296,530	3,486
Corporate Bonds	976,514	31,101	135,193	10,777	1,111,707	41,878
Preferred Stocks	42,319	1,030	12,047	594	54,366	1,624
Subtotal Fixed Maturities	1,190,182	33,741	272,421	13,247	1,462,603	46,988
Common Stock	7,203	585	11,293	0	18,496	585
Total Temporarily Impaired Securities	1,197,385	34,326	283,714	13,247	1,481,099	47,573

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by March 31, 2005.

	Gross Unrealized Losses	% Of Total

Less than twelve months	33,741	71.81
Twelve months or more	13,247	28.19
Total	46,988	100.00

As of March 31, 2005, the Company had approximately $278 million of gross unrealized gains in fixed maturities.

Total Benefits and Expenses

Total benefits and expenses for the three months ended March 31, 2005 aggregated approximately $85.7 million, as compared to approximately $78.7 million for the three months ended March 31, 2004.  This represents an increase of $7.0 million from the first three months of 2004.  The reasons for this increase will be discussed below.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $63.0 million for the three months ended March 31, 2005, as compared to approximately $66.8 million for the three months ended March 31, 2004.  This represents a decrease of $3.8 million.

The Insurance Company's average credited rate for reserves and account balances for the three months ended March 31, 2005 and 2004 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income". Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.  The actual spread, excluding capital gains, for the three months ended March 31, 2005 was 2.55% compared to 1.90% for the same period in 2004.  The increase is partly due to a better performance on the limited partnerships and to a partly to a reduction in the crediting rate.

20.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $2.6 million for the three months ended March 31, 2005, and approximately $2.4 million for the three months ended March 31, 2004.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $7.0 million for the three months ended March 31, 2005, as compared to approximately $9.4 million for the three months ended March 31, 2004.  This represents an decrease of approximately $2.4 million.  The decrease principally is attributable to an additional $2 million pension plan contribution the Company made in the first quarter of 2004 and a reduction in commission expense due to the decrease in premium revenue from the first quarter of 2004.

Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the three months ended March 31, 2005, resulted in a charge of approximately $13.2 million, as compared to a charge of approximately $150,000 for the three months ended March 31, 2004.  The principal cause of such increase  was the realized gains from the portfolio rebalancing program during the first quarter of 2005, which impacted the gross margins used to determine DAC amortization expense.  Under applicable accounting rules (SFAS No. 97), DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Company related to these assets increase, the amount and timing of amortization is accelerated.  In the first quarter of 2005, the Company’s investment performance was substantially improved compared to the first three months of 2004 – a significant portion due to realized investment gains from the portfolio rebalancing program, resulting in a much-higher charge against DAC amortization.  (See also the discussion of Deferred Policy Acquisition Costs under Critical Accounting Policies below.)

The change in net DAC was also attributable to the costs associated with product sales, which have been deferred (accounting for a credit of approximately $2.5 million in the first three months of 2005 and $3.2 million in the first three months of 2004).   Another portion of such change is due to amortization of the DAC on deferred annuity business, which reflects the impact that changes in estimated gross profits have on these unamortized deferred acquisition costs, which are reflected in the year such estimated gross profits are revised.  Such changes accounted for a charge of approximately $14.4 million in the first three months of 2005 and a charge of approximately $2.1 million in the first three months of 2004.  The balance is due to the amortization of the DAC for the remainder of the business (accounting for a charge of approximately $1.3 million for the first three months of 2005 and a charge of approximately $1.2 million for the first three months of 2004).

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $71.1 million for the three months ended March 31, 2005, as compared to income of approximately $22.2 million for the three months ended March 31, 2004.

Income Taxes

Income tax expense was $24.6 million for the first three months of 2005 as compared to an income tax expense of approximately $7.7 million for the first three months of 2004.  This increase is primarily attributable to higher income before income taxes.

Net Income

For the reasons discussed above, the Company had net income of approximately $46.6 million during the three months ended March 31, 2005 and a net income of approximately $14.5 million during the three months ended March 31, 2004.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company.  During the first quarter of 2005, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share payable on April 1, 2005.  During the first three months of 2005 the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses).  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the

21.

Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The NYSID has established informal guidelines for such determinations.

The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the

Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Company's other insurance subsidiary is also subject to restrictions on the payment of dividends to its parent company. During the first  three months of 2005 and 2004, the Insurance Company paid no dividends to the Company.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets less (iv) commissions and other general expenses paid) was approximately $12.0 million and $21.9 million during the three months ended March 31, 2005 and 2004, respectively.  Net cash used  in  the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $29.3 million, and $47.8 million during the three months ended March 31, 2005 and 2004, respectively.

For purposes of the Company's condensed consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.    Net cash provided by the Company's financing activities amounted to approximately $15.0 million and $25.1 million during the three months ended March 31, 2005 and 2004, respectively.  This fluctuation is primarily attributable to higher policyholder account balances and lower levels in deposits of policies to be issued at March 31, 2005.

22.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately .50% and .58% as of March 31, 2005 and December 31, 2004, respectively).  The effective duration of the Company's debt portfolio was approximately 7.05 years as of March 31, 2005.  The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors.  Fixed maturity investments available for sale represent investments, which may be sold in response to changes in various economic conditions.

Fixed maturity investments are carried at estimated market value and unrealized gains and losses, net of the shadow DAC effect and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss.  Equity securities include common stocks  and non-redeemable preferred stocks and are carried at market, with the related unrealized gains and losses, and net of federal income taxes and any “shadow DAC” effect, if any, charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of March 31, 2005 and December 31, 2004, approximately 6.5% and 6.1%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of March 31, 2005 and December 31, 2004, the carrying value of these securities was approximately $357.4 million and $327.4 million, respectively, (representing approximately 7.7% and 7.1% of the Company's investment portfolio, respectively).

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

As of March 31, 2005, approximately 6.4% of the Company's total invested assets were invested in limited partnerships.  Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets."  See "Note 2 to the Notes to Consolidated Financial Statements."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $97.3 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. $25.4 million in commitments will expire in 2005, $31.7 million in 2006, $21.6 million in 2007, $9.7 million in 2009 and $9.0 million in 2010.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.          .

23.

All 50 states of the United States, the District of Columbia and Puerto Rico have insurance guaranty fund laws requiring all life insurance companies doing business within the jurisdiction to participate in guaranty associations that are organized to pay contractual obligations under insurance policies (and certificates issued under group insurance policies) issued by impaired or insolvent life insurance companies.  These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged.  Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.  These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's solvency.  The amount of these assessments in prior years has not been material, however, the amount and timing of any future assessment on the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Company and the Insurance Company.  Recent failures of substantially larger insurance companies could result in future assessments in material amounts.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of March 31, 2005.

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

There were no capital expenditures during the first three months of 2005 and no outstanding commitments as of March 31, 2005.

Asset/Liability Management

A persistent concern of the Insurance Company’s management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  Over the past two years, the Insurance Company has permitted the duration gap between its assets and liabilities to rise during a period in which it expected relatively stable interest rates and, most importantly, in which its liabilities were largely protected by significant annuity surrender charges.  This strategy benefited the Company by allowing it to realize enhanced yield from longer duration assets.  The Insurance Company has determined that the prospect of rising rates and declining surrender charges now necessitate a reduction in the duration mismatch, as well as increased management of extension risk in its investment portfolio.  The Company has developed a two-step duration reduction strategy, which involves the sale of certain longer duration assets that were purchased at prices below current market prices and reinvestment in shorter duration assets.  Since December 31, 2004, the Company has completed in excess of $778 million of long duration sales and $778 million of shorter duration reinvestments, as measured by proceeds.  The Company estimates that it has now substantially reached its portfolio rebalancing target.  The Company also anticipates that the lower level of income generated by its rebalanced portfolio will be more than offset by the gains on the sale of its longer term assets and by the interest income related to the accretion of the discount on the US Treasury strips held by the issuers of the principal protected notes that were consolidated with the Company (See Restatement section in the Management’s Discussion and Analysis on the Financial Condition and Results of Operations).

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

As a further element of its asset liability management strategy, the Company intends to hedge against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as payor swaptions.  Payor swaptions are options to enter into an interest rate swap arrangement with a counter party at a specified future date.  At expiration, the counter party would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates.  With the Payor swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

The Insurance Company has received approval for its Derivate Use Plan concerning the payor swaptions from the NYSID and is awaiting required approval by it’s Board of Directors before implementing the plan.  The Insurance Company has engaged the financial  risk

24.

management group of Milliman, Inc., its actuarial consulting firm, to assist it in connection with its proposed use of these derivative investments.

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

CONTRACTUAL OBLIGATIONS TABLE

	Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Long Term Debt Obligations			$100,000		$100,000
Interest on Long-Term Debt Obligations	7,875	15,750	$7,875		$31,500

Policyholder Account Balance with Contractual Maturities (1)	$156,300	$271,000	$212,500	$1,296,600	$1,936,400

(1)   These liabilities are reflected within “Policyholder Liabilities” in the consolidated balance sheet, and amount to $993.1 Million as of March 31, 2005.  The difference between the recorded liability and the total payment amount is $943.3 Million and is comprised of (i) future interest to be credited and (ii) the effect of mortality discount for those payments that are life contingent.  Most of the remaining policyholder liabilities ($2,801.3 Million) involve deferred annuity contracts, which are contractually surrenderable at any time.  Approximately 74% of these obligations have surrender penalties.  These surrender charges, along with those contracts that involve contractual maturities, help to mitigate the asset/liability management process.  (See discussion under Liquidity and Capital Resources Section.)

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

25.

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

Deferred Policy Acquisition Costs

The Insurance Company incurs significant costs in connection with acquiring new business. These costs, which vary with and are primarily related to the production of new business, are deferred. The recovery of such costs is dependent upon the future profitability of the related product, which in turn is dependent mainly on investment returns in excess of interest credited, as well as, persistency and expenses.  These factors enter into management¢s estimate of future gross profits, which generally are used to amortize such costs.  Changes in these estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the deferred acquisition cost asset and a charge to income if estimated future gross profits are less than amounts previously projected.  In the first quarter, a significant amount of realized capital gains resulted in a significant amortization of these previously deferred costs.

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

The reserves reflected in the Corporation’s condensed consolidated financial statements included herein are calculated based on GAAP and differ from those specified by the laws of the various states in which the Insurance Company does business and those reflected in the Insurance Company's statutory financial statements.  These differences arise from the use of different mortality and morbidity tables and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level premium reserve method on all insurance business.

26.

The reserves reflected in the Corporation's consolidated financial statements are based upon the Corporation's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all non-interest-sensitive products.  For all interest-sensitive products, the policy account value is equal to the accumulation of gross premiums plus interest credited less mortality and expense charges and withdrawals.  In determining reserves for its insurance and annuity products, the Insurance Company performs periodic studies to compare current experience for mortality, interest and lapse rates with expected experience in the reserve assumptions. Differences are reflected currently in earnings for each period.  The Insurance Company historically has not experienced significant adverse deviations from its assumptions.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks at December 31, 2004, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. During the first quarter of 2005, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2004.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

            The Corporation’s management, with the participation of its Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on such evaluation, the Corporation’s Chief Executive Officer and Principal Accounting Officer have concluded that, in light of the Corporation’s need to restate its financial statements for the years ended December 31, 2002 and 2003 and the interim periods for fiscal year 2004 to correct the accounting treatment for its principal protected note investments and the continuing implementation of the remediation procedures described below the Company’s disclosure controls and procedures were not effective as of March 31, 2005.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2005 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that as of March 31, 2005, the Company had material weaknesses in its internal control over financial reporting.

As disclosed in the Company’s Amended Annual Report on  Form 10-K/A, the Company determined in February 2005 that it had utilized improper accounting treatment for certain principal protected notes in its investment portfolio.  Based on applicable accounting standards, the Company determined that it was required to consolidate the issuers of certain of those principal protected notes as of the dates of acquisition of such notes and, as a result, was required to take other than temporary impairment charges against certain of such investments.  The Company was required to restate its consolidated financial statements from 1997 to 2003 to effectuate the consolidations and write downs.  The changes did not have any impact on the Company’s liquidity or net cash flows.

We have determined that, as evidenced by the restatement, there were material weaknesses in our internal control over financial reporting as of March 31, 2005, and although we have begun to implement the remediation steps outlined below, we did not at that time have adequate resources or processes in place to provide reasonable assurances that:  (i) emerging accounting standards were assessed properly for applicability to the Company’s financial statements on a timely basis or that such assessments were properly documented.; and (ii) unique and complex transactions (e.g., the Company’s investments in unique financial instruments) were evaluated thoroughly, including consideration of whether related parties are involved in such transactions, to assess properly the related accounting and financial reporting implications to ensure that appropriate accounting standards were considered and applied and that such assessments were properly documented.

Remediation Of Material Weakness

Company’s management has identified and commenced implementation of the following steps we have deemed appropriate to address the material weakness described above:

27.

1.

Hiring additional accounting personnel with technical accounting expertise to augment our existing staff in this area and to assure that accounting personnel with adequate experience, skills and knowledge relating to unique and complex transactions and emerging accounting standards are directly involved in the review and accounting evaluation of such transactions and standards;

2.

Establishing expanded procedures for the review of the accounting and financial statement implications of unique and complex transactions prior to the execution of such transactions;

3.

Involving both internal accounting personnel and outside advisors with technical accounting expertise, as needed, in the evaluation of unique and complex transactions prior to execution of those transactions to obtain guidance as to the application of generally accepted accounting principals to such proposed transactions; and

4.

Creating adequate documentation of the review, analysis and related conclusions with respect to these unique and complex transactions and the applicability of emerging accounting standards to the Company’s business.

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

Changes in Internal Controls Over Financial Reporting

In January 2005, the Company transferred security management for its general ledger system from its finance department to its information technology department.  Other than the above, there have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 31, 2005 the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

15.1

Deloitte & Touche LLP Awareness Letter

31.1

     Certification of Chief Executive Officer

31.2

     Certification of Principal Accounting Officer

b)  Reports on Form 8-K

 On February 26, 2005, the Company filed a Current Report on Form 8-K in connection with the restatement of the financial statements incorporated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

28.

PRESIDENTIAL LIFE CORPORATION

May 11, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   May 11, 2005

  /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:   May 11, 2005

  /s/ Charles J. Snyder

Charles J. Snyder, Principal

Accounting Officer of the Registrant

29.

PRESIDENTIAL LIFE CORPORATION

May 11, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  May 11, 2005

/s/Herbert Kurz

----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  May 11, 2005

/s/ Charles Snyder

----------------------

Charles J. Snyder, Principal

Accounting Officer of the Registrant

30.

Exhibit 15.1

May 11, 2005

Presidential Life Corporation and Subsidiaries
69 Lydecker Street
Nyack, NY

We have made a review, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), of the unaudited condensed consolidated interim financial information of Presidential Life Corporation and subsidiaries for the periods ended March 31, 2005 and 2004, as indicated in our report dated May 11, 2005; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated by reference in Registration Statement No. 333-63831 on Form S-8 and Registration Statement No. 333-08217 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

DELOITTE & TOUCHE LLP

31.

Exhibit 31.1

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

Date: May 11, 2005

   /s/Herbert Kurz

---------------------

                 Herbert Kurz

                 Chief Executive Officer

32.

Exhibit 31.2

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

Date: May 11, 2005

                                          /s/Charles Snyder

                                                                                                    ----------------------

Charles Snyder

Treasurer and Principal Accounting Officer

33.

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations                     of  the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

May 11, 2005

34.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of  the Company.

/s/Charles Snyder

-------------------

Charles Snyder

Treasurer and Principal Accounting Officer

May 11, 2005

35.