Form 10-Q
period 2005-06-30
PRESIDENTIAL LIFE CORP
filed 2005-08-09
CIK 80124

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Exchange Act).

      YES    X    NO

There were 29,402,069 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on August 9, 2005.

Explanatory Note

This Quarterly Report reflects the restatement of the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2004 to reflect the consolidation of the financial statements of the issuers of certain principal protected note investments made by the Company.  The Company applied the provisions of The Emerging Issues Task Force “EITF” 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets in accounting for the variable income notes now included as separate investments in the Company’s financial statements as a result of the consolidation, as well as other principal protected notes for which the financial statements of the related issuers were not consolidated.  These corrections resulted in a change in the DAC amortization and deferred income taxes from previously reported amounts.   The impact of the restatement on the Company’s Consolidated Financial Statements for the period ended June 30, 2004 is set forth in this Quarterly Report on Form 10-Q under Note 8 of “Item 1: Condensed Consolidated Financial Statements – Notes to Condensed Consolidated Financial Statements (Unaudited)” and “Item 2:  Management Discussion and Analysis of Financial Condition and Results of Operations -Executive Summary”.

INDEX

Part I -     Financial Information

                                      Page No.

Item 1.   Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

June 30, 2005 and December 31, 2004

3

              Condensed Consolidated Statements of Income (Unaudited)

For the Six months ended June 30, 2005 and 2004 (Restated)

4

Condensed Consolidated Statements of Income (Unaudited)

For the Three months ended June 30, 2005 and 2004 (Restated)

5

Condensed Consolidated Statements of Shareholders'

Equity (Unaudited) - For the Six months ended

June 30, 2005 and 2004 (Restated)

6

Condensed Consolidated Statements of Cash Flows (Unaudited) -

For the Six months ended June 30, 2005 and 2004 (Restated)

7

               Notes to Condensed Consolidated Financial Statements (Unaudited)

8-15

Report of Independent Registered Public Accounting Firm

16

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations

17-29

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Item 4.   Controls and Procedures

Part II - Other Information

 30

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

31-32

Deloitte & Touche LLP Letter of Awareness

  33

Certification of Chief Executive Officer

                34

Certification of Principal Accounting Officer

  35

2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2005 (Unaudited)	December 31, 2004 (Unaudited)
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Cost of
$4,025,572 and $3,910,760 respectively)	$ 4,348,962	$ 4,227,134
Common stocks (Cost of $33,882 and
$33,001, respectively)	44,769	45,859
Real estate	415	415
Policy loans	17,742	17,642
Short-term investments	58,575	27,908
Other invested assets	306,034	315,581
Total Investments	4,776,497	4,634,539

Cash and cash equivalents	12,212	6,326
Accrued investment income	54,711	53,492
Amounts due from security transactions	22,240	10,098
Federal income tax recoverable	-	13,262
Deferred policy acquisition costs	68,300	80,429
Furniture and equipment, net	183	210
Amounts due from reinsurers	13,100	12,438
Other assets	4,415	4,699
Assets held in separate account	1,846	1,863
TOTAL ASSETS	$ 4,953,504	$ 4,817,356

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 3,278,505	$ 3,246,039
Future policy benefits:
Annuity	653,514	651,091
Life and accident and Health	62,800	62,132
Other policy liabilities	9,904	8,519
Total Policy Liabilities	4,004,723	3,967,781

Short-term note payable	50,000	50,000
Notes Payable	100,000	100,000
Deferred federal income taxes	86,223	74,670
Federal income tax payable	8,712	-
Deposits on policies to be issued	4,037	9, 762
General expenses and taxes accrued	4,837	3,267
Other liabilities	14,811	14,279
Liabilities related to separate account	1,846	1,863
Total Liabilities	4,275,189	4,221,622

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,386,117 shares in 2005 and 29,362,443
shares in 2004	294	294
Additional paid in capital	599	302
Accumulated other comprehensive gain	215,797	194,362
Retained earnings	461,625	400,776
Total Shareholders’ Equity	678,315	595,734
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$ 4,953,504	$ 4,817,356

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	SIX MONTHS ENDED JUNE 30, (UNAUDITED)
REVENUES:	2005	2004 (as restated see Note 8)
Insurance Revenues:
Premiums	$ 5,065	$4,868
Annuity considerations	15,779	17,698
Universal life and investment type policy fee income	1,516	1,583
Net investment income	177,231	171,594
Realized investment gains	66,657	12,702
Other income	853	563

TOTAL REVENUES	267,101	209,008

BENEFITS AND EXPENSES:
Death and other life insurance benefits	6,046	6,019
Annuity benefits	37,336	36,696
Interest credited to policyholders' account balances	82,561	81,483
Interest expense on notes payable	5,277	4,840
Other interest and other charges	421	421
Increase in liability for future policy benefits	2,066	5,925
Commissions to agents, net	4,757	5,702
General expenses and taxes	9,236	9,861
Change in deferred policy acquisition costs	17,461	1,772

TOTAL BENEFIT AND EXPENSES	165,161	152,719

Income before income taxes	101,940	56,289

Provision (benefit) for income taxes
Current	34,997	20,587
Deferred	219	(1,073)
	35,216	19,514

NET INCOME	$ 66,724	$36,775

Earnings per common share, basic and diluted	2.27	1.25

Weighted average number of shares outstanding during the period, basic	29,366,057	29,337,557
Weighted average number of shares outstanding during the period, diluted	29,444,564	29,415,154

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED JUNE 30 (UNAUDITED)
REVENUES:	2005	2004 (as restated see Note 8)
Insurance Revenues:
Premiums	$ 2,707	$ 2,060
Annuity considerations	8,252	6,712
Universal life and investment type policy fee income	783	1,206
Net investment income	92,275	90,339
Realized investment gains	5,585	7,070
Other income	650	664

TOTAL REVENUES	110,252	108,051

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,352	2,836
Annuity benefits	18,484	18,113
Interest credited to policyholders' account balances	41,462	41,081
Interest expense on notes payable	2,665	2,448
Other interest and other charges	221	214
Increase in liability for future policy benefits	1,953	1,471
Commissions to agents, net	2,084	2,182
General expenses and taxes	4,939	4,016
Change in deferred policy acquisition costs	4,266	1,625

TOTAL BENEFIT AND EXPENSES	79,426	73,986

Income before income taxes	30,826	34,065

Provision (benefit) for income taxes
Current	8,476	13,065
Deferred	2,182	(1,261)
	10,658	11,804

NET INCOME	$ 20,168	$ 22,261

Earnings per common share, basic and diluted	.69	.76

Weighted average number of shares outstanding
During the period, basic	29,368,837	29,340,447

Weighted average number of shares outstanding
During the period, diluted	29,441,860	29,446,487

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands except shared data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2004 (as restated, see Note 8)	$ 293	$ -	$ 346,539	$ 129,427	$ 476,259

Comprehensive Income:

Net Income (as restated, see Note 8)			36,775		36,775

Rate Lock Adjustment				(3,135)	(3,135)

Net Unrealized
Investment Losses				(50,178)	(50,178)

Comprehensive Income (as restated, see Note 8)					(16,538)

Issuance of Shares Under stock option plan	1		247		248

Dividends Paid to Shareholders ($.10 per share)			(5,858)		(5,858)

Balance at June 30, 2004 (as restated, see Note 8)	$ 294	$ -	$ 377,703	$ 76,114	$ 454,111

Balance at January 1, 2005	$ 294	$ 302	$ 400,776	$ 194,362	$ 595,734

Comprehensive Income:

Net Income			66,724		66,724

Rate Lock Adjustment				(2,463)	(2,463)

Net Unrealized Investment Gains				23,898	23,898

Comprehensive Income					88,159

Issuance of Shares Under stock option plan		297			297

Dividends paid to Shareholders ($.10 per share)			(5,875)		(5,875)

Balance at June 30, 2005	$ 294	$ 599	$ 461,625	$ 215,797	$ 678,315

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

6.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

SIX MONTHS ENDED JUNE 30, (UNAUDITED)
	2005	2004 (as restated, see Note 8)
OPERATING ACTIVITIES:
Net Income	$ 66,724	$ 36,775
Adjustments to reconcile net income to net cash provided by operating activities:
Provision /(Benefit) for deferred income taxes	219	(1,073)
Depreciation and amortization	494	496
Net accrual of discount on fixed maturities	(15,342)	(19,111)
Realized investment gains	(66,657)	(12,702)
Changes in:
Accrued investment income	(1,219)	(1,250)
Deferred policy acquisition cost	17,461	1,772
Federal income tax recoverable/payable	21,974	24,752
Liability for future policy benefits	3,091	6,697
Other items	3,987	274

Net Cash Provided By Operating Activities	30,732	36,630

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(938,504)	(318,961)
Maturities, calls and repayments	161,462	180,025
Sales	740,632	16,082
Common Stocks:
Acquisitions	(20,151)	(11,925)
Sales	22,668	16,880
Increase (decrease) in short-term investments and policy loans	(30,767)	7,288
Other Invested Assets:
Additions to other invested assets	(32,786)	(40,614)
Distributions from other invested assets	64,287	42,242
Mortgage loan on real estate	0	11,080
Amount due from security transactions	(12,142)	5,588

Net Cash Used In Investing Activities	(45,301)	(92,315)

FINANCING ACTIVITIES:
Increase in policyholders’ account balances	32,466	73,353
Bank overdrafts	(708)	(7,228)
Deposits on policies to be issued	(5,725)	(9,440)
Issuance of common stock	297	247
Dividends paid to shareholders	(5,875)	(5,858)

Net Cash Provided By Financing Activities	20,455	51,074

Increase/(Decrease) in Cash and Cash Equivalents	5,886	(4,611)
Cash and Cash Equivalents at Beginning of Period	6,326	12,907

Cash and Cash Equivalents at End of Period	$ 12,212	$ 8,296

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 13,023	$ 12,003

Interest Paid	$ 4,705	$ 4,202

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

7.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation (“the Company or Corporation”), through its wholly-owned subsidiary, Presidential Life Insurance Company (“Insurance Company”), is engaged in the sale of life insurance and annuities.

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Management believes that, although the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2004, as filed the Securities and Exchange Commission on Form 10-K/A on April 29, 2005.

The results reported herein include the consolidation of the issuers of 17 principal protected note investments made by the Corporation.  Results from the period ended June 30, 2004 have been restated to reflect this consolidation and the application of the recognition of other than temporary impairment changes to the variable income notes now included as separate instruments in the Company’s financial statements as well as to the remaining principal protected notes for which consolidation was not required  (for more details, see Note 8).  The basis for consolidating the results are the Corporation’s majority ownership of the notes issued by the consolidated entities and its unilateral ability to cause the liquidation of these entities prior to the maturity of the investments.

We manage and report our business as a single segment in accordance with the provisions of FAS 131, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 91%) and life insurance (approximately 9%).  The nature of these two product lines is sufficiently similar to permit their aggregation as a single reporting segment.  Approximately 75% of our life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and the Company does not make mortality charges on either product.  Moreover, the two products generate similar returns to the Company and carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility with overlapping administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

C.

Investments

Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions.  These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes are credited or charged directly to shareholders’ equity, unless a decline in market value is considered to be other than temporary, in which case the investment is reduced to its fair value and the loss is recorded in the income statement.  Since unrealized gains and losses are recorded directly to shareholder’s equity, they must be considered in the amortization of DAC.  The result of this is the “shadow DAC” which partially offsets the unrealized gains and losses.  Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of the effects of the shadow DAC and deferred federal income tax effect, if any, charged or credited directly to shareholders’ equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.

Other invested assets, which are recorded using the equity method, represents interests in limited partnerships that principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and

8.

merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operations, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the carrying value of a limited partnership interest is disclosed which approximates market value.  As of June 30, 2005, the Company was committed to contribute, if called upon, an aggregate of approximately $92.6 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.

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

The Company's investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Accumulated depreciation amounted to $206,800 at both June 30, 2005 and 2004.  Both buildings are fully depreciated and have no depreciation expense.

D.

Deferred Policy Acquisition Costs

The costs of acquiring new business (principally commissions, certain underwriting, agency and policy issue expenses), all of which vary with the production of new business, have been deferred.  Deferred policy acquisition costs are subject to recoverability testing at time of policy issue and loss recognition testing at the end of each year.

For immediate annuities with life contingencies, deferred policy acquisition costs are amortized over the life of the contract in proportion to expected future benefit payments.

For traditional life policies, deferred policy acquisition costs are amortized over the premium paying periods of the related policies using assumptions that are consistent with those used in computing the liability for future policy benefits.  Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts.  For these contracts, the amortization periods generally are for the scheduled life of the policy, not to exceed 30 years.

Deferred policy acquisition costs are amortized over periods ranging from 15 to 25 years for universal life products and investment-type products as a constant percentage of estimated gross profits arising principally from surrender charges and interest and mortality margins based on historical and anticipated future experience, updated regularly.  The effects of revisions to reflect actual experience on previous amortization of deferred policy acquisition costs, subject to the limitation that the outstanding DAC asset can never exceed the original DAC plus accrued interest, are reflected in earnings in the period estimated gross profits are revised.  For that portion of the business where acquisition costs are not deferred (i.e., medical stop loss business), management believes the expensing of policy acquisition costs is immaterial.

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

9.

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

H.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the six months ended June 30, 2005 and 2004 was 29,444,564 and 29,415,154, respectively.  The dilution from the potential exercise of stock options outstanding did not change basic EPS.

I.

New Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS 123R”) which provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities.  SFAS 123R also requires that the fair value of all share-based transactions be recorded in the financial statements. The revised pronouncement is now effective for registrants as of beginning of the first fiscal year beginning after June 15, 2005 instead of at the beginning of the first quarter after June 15, 2005.  The Company is in the process of assessing the impact of adopting SFAS 123R.

In June 2005, the Financial Accounting Standards Board ("FASB") completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue a FASB Staff Position Paper ("FSP") 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), superseding EITF 03-1 and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value ("Topic D-44"). FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003 and remain in effect.

In June 2005, the EITF reached consensus on Issue No. 04-5, Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain  Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 is effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. EITF 04-5 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN46R”).  FIN  46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46R is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities entered into prior to February 1, 2003, FIN 46R is effective for the first interim or annual period beginning after June 15, 2003.  In October 2003, the FASB issued FASB Staff Position (“FSP”) FSP 46-6, Effective Date of FASB Interpretation, No.46R Consolidation of Variable Interest Entities.  This FSP provides a deferral of interests held by public entities in a variable interest entity or potential variable interest entity until the end of the first interim or annual period after December 15, 2003, if (a) the variable interest entity was created before February 1, 2003 and (b) the public entity has not issued financial statements reporting the variable interest entity that was created before February 1, 2003, in accordance with FIN 46R, other than in the disclosure required by FIN 46R.  The FSP is effective for financial statements issued after October 9, 2003. The adoption of FIN 46R and FSP 46-6 did not have an impact on the Company’s consolidated financial statements.

10.

On March 3, 2005, the FASB issued FIN 46R-5, “Implicit Variable Interest under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (VIE).”  FIN 46R-5 requires a reporting enterprise to address whether a reporting enterprise has an implicit variable interest in a VIE or potential VIE when specific conditions exist.  FIN 46R-5 is effective in the second quarter of 2005 and did not have a material impact on the Company’s consolidated financial statements.

2.

INVESTMENTS

There were no investments in any one issuer that aggregate 10% or more of Shareholders’ Equity as of June 30, 2005.

The following information summarizes the components of net investment income:

	For the six months ended June 30, 2005 (in thousands)	For the six months ended June 30,2004 (in thousands)
Fixed maturities	$ 140,716	$ 141,564
Limited Partnerships	37,055	31,452
Common stocks	525	317
Short-term investments	615	121
Other investment income	963	1,183
	179,874	174,637

Less investment expenses	2,643	3,043

Net investment income	$ 177,231	$ 171,594

	For the three months ended June 30, 2005 (in thousands)	For the three months ended June 30,2004 (in thousands)
Fixed maturities	$ 70,561	$ 72,142
Limited partnerships	21,573	18,352
Common stocks	315	241
Short-term investments	281	51
Other investment income	498	373
	93,228	91,159

Less investment expenses	953	820

Net investment income	$ 92,275	$ 90,339

The Company undertook a “duration shortening” program in its fixed income portfolio during the first half of 2005.  This program involved selling bonds with maturities longer than 20 years and reinvesting the proceeds into lower yielding 5 to 10 year maturities of investment grade corporate bonds and U.S. agency bonds (See discussion on the Asset/Liability Management in the Management Discussion and Analysis of Financial Condition and Results of Operations).   The program generated proceeds of $778.3 million and pre-tax capital gains of approximately $58.3 million.  Realized investment gains and losses for the six months ended June 30, 2005 and 2004 respectively, include realized investment losses or writedowns of $3.5 million and $2.8 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio (See Critical Accounting Estimates Investments below for a discussion of the factors considered in determining other than temporary impairment.)

11.

The following table presents the amortized cost and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at June 30, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	21,586	91	134,437	1,500	156,023	1,591
Corporate Bonds	420,074	11,942	84,628	6,395	504,702	18,337
Preferred Stocks	3,699	31	12,561	389	16,260	420
Subtotal Fixed Maturities	445,359	12,064	231,626	8,284	676,985	20,348
Common Stock	4,842	281	0	0	4,842	281
Total Temporarily Impaired Securities	450,201	12,345	231,626	8,284	681,827	20,629

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by June 30, 2005.

	Gross Unrealized Losses	% Of Total

Less than twelve months	12,064	59.29
Twelve months or more	8,284	40.71
Total	20,348	100.00

The Company’s investments are primarily concentrated in a variety of fixed income securities that are exposed to a combination of credit risk and interest rate risk, each of which can impact fluctuations in overall market valuation. During the first half of 2005, the portfolio experienced an increase in market value caused by a decline in long-term interest rates, as the 10-year Treasury yield fell from 4.22% on December 31, 2004 to 3.92% on June 30, 2005. This represented an increase in market value of the benchmark 10-year Treasury of approximately 2.35 points, or 2.34% of total value. The 30-year Treasury yield decreased from 4.83% to 4.19% during the same period, representing an increase in market value of 10.4 points or 9.62% of total value. Given the strength of the overall economic recovery and the announced policies of the U.S Federal Reserve, the Company anticipates a gradual rise in interest rates over the coming quarters of 2005 and 2006. Federal Reserve policies will tend to have a greater impact on the short-end of the Treasury yield curve, and, as a result, we anticipate that the Treasury yield curve will continue to flatten, and may even invert, over time. This rise in overall interest rates may have a negative impact on the market valuation of the Company’s fixed income portfolio.  In the first quarter of 2005, the Company sold and redeemed $778.3 million of long-maturity bonds to shorten duration, realizing gains of  $58.3 million. The Company’s book value will generally increase when interest rates decrease and decrease when interest rates increase. The book value per share at June 30, 2005 and December 31, 2004 was $23.08 and $20.29, respectively, reflecting the change in interest rates.

Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry  has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.  As of the end of the second quarter, the Company has, after evaluation, concluded that the above-mentioned securities with unrealized losses totaling $20.3 million, are not other than temporarily impaired.

 12.

3.

NOTES PAYABLE

Notes payable at June 30, 2005 and December 31, 2004 consist of $100 million, 7 7/8% Senior Notes (Senior Notes) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the effective interest method over the term of the notes.  As of June 30, 2005, unamortized costs were $811,000.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $2.5 million recorded in accumulated other comprehensive income as of June 30, 2005, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company reclassifies the deferred loss from a liability from accumulated other comprehensive income over the term of the Senior Notes.  The Company expects to record approximately $672,000 out of accumulated other comprehensive income for the year 2005.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of June 30, 2005, the Company believes that it is in compliance with all of the covenants.

The short-term note payable relates to a bank line of credit in the amount of $50 million and provides for interest on borrowings based on market indices.  At June 30, 2005 and 2004 the Company had $50 million and $50 million outstanding.  The line of credit was renewed on April 22, 2005 for a period of one year with The Bank of New York.

4.

SHAREHOLDERS' EQUITY

During 2004 and the first half of 2005, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

5.

NET UNREALIZED INVESTMENT (LOSSES)/GAINS

For the Six months ended June 30, 2005:	Pre Tax Amount	Tax (Expense)/ Benefit (in thousands)	After-Tax Amount
Net unrealized gains on investment securities:
Net unrealized holding losses arising during year	$ (24,424)	$ 8,549	$ (15,875)
Plus: reclassification adjustment for gains realized in net income	66,657	(23,330)	43,327
Change related to deferred acquisition costs	(5,467)	1,913	(3,554)
Net unrealized investment gains	$ 36,766	$ (12,868)	$ 23,898

For the Six months ended June 30, 2004:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (82,172)	$ 28,761	$ (53,411)
Plus: reclassification adjustment for gains realized in net income	12,702	(4,446)	8,256
Change related to deferred acquisition costs	(7,727)	2,704	(5,023)
Net unrealized investment losses	$ (77,197)	$ 27,019	$ (50,178)

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

13.

Components of Net Periodic Benefit Cost

	Six months ended June 30, 2005	Six months ended June 30, 2004
	(In Thousands)
Components of Net Periodic Benefit Cost
Service cost	$ -	$ -
Interest cost	-	339
Actual return on plan assets	-	(263)
Amortization of prior service cost	-	63
Amortization of transition obligation	-	-
Net periodic benefit cost	$ -	$ 138

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company announced its intention to make an annual contribution to the 401(k) plan equal to 4% of all employee’s salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $127,000 into this plan in the first half of 2005.

7.

INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards and (c) a valuation allowance.

A valuation allowance related principally to investment write downs recorded for financial reporting purposes, which have not been recognized for income tax purposes, has been recognized due to management’s assessment that such deferred tax assets will more likely than not be unrealizable for income tax purposes.  The Company's effective tax rate for each of the six months ended June 30, 2005 and 2004 was 34.5% and 34.7%, respectively.

8.

PRESENTATION OF RESTATED FINANCIAL STATEMENTS

The results included in this Form 10-Q for June 30, 2004 were restated from previously reported results.  Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2003 and the first three quarters of 2004, the Company determined that certain issuers of principal protected notes in its investment portfolio were required to be consolidated with the Corporation’s results from the dates that such notes were purchased by the Insurance Company, and that the impairment provisions of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and  Beneficial Interest in Securitized Financial Assets, were required to be applied relative to these and certain additional holdings of principal protected notes

The principal protected notes represent the Corporation’s interest in two underlying instruments, a variable rate income note issued by a nonaffiliated collateralized debt obligation issuer and a zero coupon U.S. Treasury Strip or similar instrument.  During fiscal years 2000 and 2001, the Corporation determined that the variable rate income notes underlying certain of its principal protected notes had become other than temporarily impaired.  The impairment was recorded as an unrealized loss by the Corporation and was included within Other Comprehensive Gain (Loss) on the Corporation’s Balance Sheet.  Due to the consolidation of such issuers of the principal protected notes the Corporation has restated its financial statements to treat the impairments as realized losses from those dates, which decreases net income in the affected years.  The Corporation recorded a corresponding increase in Other Comprehensive Gain for those years.  A further effect of the consolidation was the recording of the U.S. Treasury Strips and similar instruments.  Previously, these instruments, which served as defeasance collateral for the principal protected notes, were not recorded.   As a result of the consolidation, these instruments are recorded at cost at the time of purchase and the annual accretion of the original issue discount of the bonds is being recognized as investment income in each year subsequent to purchase.

In addition to the above, the Corporation has applied the provisions of EITF 99-20 to four principal protected note investments whose issuers were not required to be consolidated.  Although the Company has the ability and intention to hold these four instruments to maturity until recovery of fair value at or above cost and does not have the ability to cause liquidation of the issuers of these instruments, the Corporation has appropriately applied the provisions of EITF 99-20 in accounting for these instruments to present consistent accounting for all its principal protected investments, regardless of whether consolidation is required.

14.

The impact of this restatement on the Corporation’s results are as follows:

	2004 As Previously Reported	2004 As Restated
Statement of Income For Six months ended June 30:
Net Investment Income	$ 166,065	$ 171,594
Total Revenue	203,479	209.008
Change in deferred policy acquisition costs	5,875	1,772
Total Benefits and Expenses	156,822	152,719
(Benefit)/Provision Deferred income taxes	(4,444)	(1,073)
Net Income	30,514	36,775
Earnings per common share, basic and diluted	1.04	1.25
Statement of Income For Three months ended June 30:
Net Investment Income	87,557	90,339
Total Revenue	105,269	108,051
Change in deferred policy acquisition costs	4,520	1,625
Total Benefits and Expenses	76,881	73,986
(Benefit)/Provision Deferred income taxes	(3,248)	(1,261)
Net Income	18,571	22,261
Earnings per common share, basic and diluted	.63	.76
Statement of Cash Flows For Six months ended June 30:
Net income	30,514	36,775
Net accrual of discount of fixed maturities	(13,582)	(19,111)
(Benefit)/Provision for deferred taxes	(4,444)	(1,073)
Deferred policy acquisition cost	5,875	1,772

9.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of June 30, 2005, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

10.

SUBSEQUENT EVENTS

On July 5, 2005, the Company filed a current report on Form 8-K to report that on June 28, 2005, Registrant and its wholly owned subsidiary, Presidential Life Insurance Company (“Insurance Company”), entered into an agreement to sell the shares of Central National Life Insurance Company of Omaha (“CNL”) to Renaissance Holding Company, a Michigan corporation (“Renaissance”).  CNL is a wholly owned subsidiary of the Insurance Company.

Under the Agreement, the Insurance Company has agreed to sell the shares of CNL to Renaissance for the sum of $2,470,000, assuming regulatory approval of the transfer of the 52 existing licenses held by CNL, with a prorated reduction of purchase price for any license not transferred.  In addition, Renaissance will purchase the statutory capital and surplus of CNL at its market value on the date preceding the closing.  The closing on the transaction will take place within five business days following the grant of all required regulatory approvals and the completion of all other closing requirements.

During the last week of July 2005 the Insurance Company, as part of its Asset/Liability Management Program, entered into a laddered series of derivative transactions known as payor swaptions.  The Insurance Company purchased options with maturities of 1-3 years on 10- year interest rate swaps with a total notional amount of $1.075 billion.  Payor swaptions are options to enter into an interest rate swap arrangement with a counter party at a specified future date.  At expiration, the counter party would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates.  With the Payor swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying condensed consolidated balance sheet of Presidential Life Corporation and subsidiaries (“the Company”) as of June 30, 2005, and the related condensed consolidated statements of income, for the three-month and six-month periods ended June 30, 2005 and 2004 (as restated), and the condensed consolidated statement of stockholders’ equity and cash flows, for the six-month periods ended June 30, 2005 and 2004 (as restated).  These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 8, the accompanying condensed consolidated financial statements for the three-month and six-month period ended June 30, 2004 have been restated.

Deloitte & Touche LLP

New York, New York

August 9, 2005

16.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Presidential Life Corporation (“the Company or Corporation”), through its wholly-owned subsidiary, Presidential Life Insurance Company (“Insurance Company”) is engaged in the sale of insurance products with two primary lines of business: individual annuities and individual life insurance.  Our revenues are derived primarily from premiums received from the sale of annuity contracts and universal life insurance policies, from premiums received for whole life and term life insurance products and gains (or losses) from our investment portfolio.

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

Profitability in the Insurance Company’s individual annuities and individual life insurance depends largely on the size of its inforce block, the adequacy of product pricing and underwriting discipline, the efficiency of its claims and expense management, and the performance of the investment portfolio.

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

Executive Overview

Restatement

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the condensed consolidated financial statements for the period ended June 30, 2004 as described in Note 8 to such financial statements.  The restatement is due to the Corporation’s determination that the issuers of certain principal protected notes purchased by the Corporation are required to be consolidated with the Corporation’s results from the dates that such notes were purchased by the Insurance Company.  As a result of the consolidation, the principal protected notes previously recorded by the Corporation are eliminated and the Corporation records the individual assets of the issuers of the principal protected notes (the underlying variable rate income notes and U.S. Treasury Strips or similar instruments) and applies applicable accounting standards to these underlying assets, including the provisions of EITF 99-20 with respect to the variable rate income notes.  In addition, in connection with the restatement, the Corporation has applied the provisions of EITF 99-20 to other principal protected note investments whose issuers are not required to be consolidated.  Although the Corporation has a demonstrated ability and intention to hold these instruments to maturity until recovery of fair value at or above cost and does not have the ability to cause the liquidation of the issuers of those instruments, the Corporation has appropriately applied the provisions of EITF 99-20 in accounting for these instruments to present consistent accounting treatment for all of its principal protected note investments, regardless of whether consolidation is required.  The effect of the restatement on the Corporation’s financial statements is summarized as follows:

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

                               -  The U.S. Treasury Strips are recorded at cost on the date of purchase and accretion of the discount on those                                            instruments is recorded as interest income in subsequent periods.

17.

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

Results

Earnings per share were $2.27 and $1.25 for the period ended June 30, 2005 and 2004, respectively.  Results in the first half of 2005 reflected the results of the Company’s portfolio rebalancing initiative during that period.  In connection with that initiative, the Company sold approximately $778.3 million of longer-term investment assets and purchased approximately $778.3 million of shorter-term investment assets.  These transactions resulted in capital gains of approximately $58.3 million.  The results of the first half of 2005 also reflected  a continuing of year-to-year increases in investment income and more significantly, net realized investment gains when compared to the first half of 2004. Our total revenues in the first half of 2005 were $267 million, compared to $209 million in the first half of 2004.

The results for the first half of 2005 benefited from exceptional returns from investments in certain limited partnerships and the net capital gain realized from our portfolio rebalancing activities, as discussed above.

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

Persistency is the rate at which insurance policies remain in force, expressed as a percentage of the number of policies remaining in force over the previous year. Policyholders sometimes do not pay premiums, thus causing their policies to lapse.

The assumed rate of return on invested cash and desired spreads during the period that insurance policies or annuity contracts are in force also affects pricing of products and currently includes an assumption by the Company of a specified rate of return and/or spread on its investments for each year that such insurance or annuity product is in force.

Investments

The Company¢s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry  has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.  The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Company deems to be comparable, and assumptions deemed appropriate given the circumstances.  The  use  of different methodologies and assumptions may have a material effect of the estimated fair value amounts.

18.

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

The Company manages its investment portfolio to meet the diversification, yield and liquidity requirements of its insurance policy and annuity contract obligations. The Company's liquidity requirements are monitored regularly so that cash flow needs are sufficiently satisfied.  Adjustments are made periodically to the Company's investment policies to reflect changes in the Company's short-and long-term cash needs, as well as changing business and economic conditions.

The Company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations.  In general, the market value of the Company's fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes.  For example, if interest rates decline, the Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates.  Management is aware that prevailing market interest rates frequently shift and, accordingly, the Company has adopted strategies that are designed to address either an increase or decrease in prevailing rates.

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

Risk-Based Capital

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company's actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The  NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for the Insurance Company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2004, the Insurance Company’s Company Action Level was $112.4 million and the Mandatory Control Level was $39.3 million. The Insurance Company’s adjusted capital at December 31, 2004 was $264.1 million or 235% of the Company Action Level, which exceeds all four-action levels.

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

In evaluating a company's statutory financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves, and the experience and competency of its management.

A.M. Best's rating is based on factors which primarily are relevant to policyholders, agents and intermediaries and is not directed towards the protection of investors, nor is it intended that investors should rely on such  ratings in evaluating the financial condition of the Insurance Company.

19.

In May 2004, Moody's Investor Services (“Moody's”) lowered the Insurance Company's insurance financial strength rating from Ba1 (“Questionable financial security”) to Ba2.  In May 2004, Moody’s lowered its rating on the Corporation’s Senior Notes from B1 (“Poor financial security”) to B2, but raised the outlook on the rating from negative to stable. In June 2005, Standard & Poor's Corporation (“Standard & Poor's”) lowered the Insurance Company's insurance financial strength rating from a BB+, which is defined as “Less vulnerable in the near-term but faces major ongoing uncertainties to adverse business, financial and economic conditions” to a BB- which is defined as “a vulnerability to the broad array of risks that are embedded in its investment and operational profile.”  In June 2005 Standard & Poors lowered the credit rating of the Senior Notes from a B+ (more vulnerable to adverse business, financial and economic conditions but currently has the capacity to meet financial requirements) to a B- but increased the Credit Watch rating from negative to stable.

The downgrades did not have a material impact on the financial statements of the Corporation for the period ended June 30, 2005. The reduction in sales during that period was primarily attributable to management’s intention to preserve and build the Insurance Company’s capital and surplus ratios. Surrenders of the Insurance Company’s annuity products continue to remain below 5% of the surrenderable annuities and have not had a material impact on the Corporation’s consolidated financial statements.

Results of Operations

Comparison of six months ended June 30, 2005 with the same period in 2004.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased to approximately $20.8 million for the six months ended June 30, 2005 from approximately $22.6 million for the period ended June 30, 2004, a decrease of approximately $1.8 million.  Of this amount, annuity considerations decreased to approximately $15.8 million for the six months ended June 30, 2005 from approximately $17.7 million for the six months ended June 30, 2004, a decrease of approximately $1.9 million.  In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances.  Based on statutory accounting, revenue from sales of single premium annuities were approximately $91.8 million and approximately $119.9 million during   the six months ended June 30, 2005 and June 30, 2004, respectively. The decrease is in line with management’s intent to preserve and build the Insurance Company’s capital and surplus ratios.

Policy Fee Income

Universal life and investment type policy fee income was approximately $1.5 million for the six months ended June 30, 2005, as compared to approximately $1.6 million for the six months ended June 30, 2004. This decrease is attributable to a decrease in surrender charge fees associated with the Company’s annuity contracts, as well as a decrease in cost of insurance fees collected on the Company’s universal life policies.

Net Investment Income

Net investment income totaled approximately $177.2 million during the first six months of 2005, as compared to approximately $171.6 million during the six months of 2004.  This represents an increase of approximately $5.6 million.  This increase is due principally to income received from the limited partnerships of approximately $37.1 million during the first six months of 2005, as compared to approximately $31.5 million during the first six months of 2004.  The Company's ratios of net investment income to average cash and invested assets less net investment income for the periods ended June 30, 2005 and June 30, 2004 were 7.72% and 8.16%, respectively.

Net Realized Investment Gains and Losses

Realized investment gains amount to approximately $66.7 million during the first six months of 2005, as compared to approximately $12.7 million during the first six months of 2004.  Realized investment losses attributable to other than temporary impairments in the value of certain securities contained in the Company’s portfolio for the six months ended June 30, 2005 and 2004 amounted to approximately $3.5 million and $2.8 million , respectively.  The Company undertook a “duration shortening” program in its fixed income portfolio during the first half of 2005.  This program involved selling bonds with maturities longer than 20 years and reinvesting the proceeds into lower yielding 5 to 10 year maturities of investment grade corporate bonds and U.S. agency bonds (See discussion on the Asset/Liability Management in the Management Discussion and Analysis of Financial Condition and Results of Operations).   The program generated proceeds of $778.3 million and pre-tax capital gains of approximately $58.3 million.  Realized investment gains and losses for the six months ended June 30, 2005 and 2004 respectively, include realized investment losses or writedowns of $3.5 million and $2.8 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio (See Critical Accounting Estimates Investments below for a discussion of the factors considered in determining other than temporary impairment.)

20.

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

The following table presents the amortized cost and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at June 30, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	21,586	91	134,437	1,500	156,023	1,591
Corporate Bonds	420,074	11,942	84,628	6,395	504,702	18,337
Preferred Stocks	3,699	31	12,561	389	16,260	420
Subtotal Fixed Maturities	445,359	12,064	231,626	8,284	676,985	20,348
Common Stock	4,842	281	0	0	4,842	281
Total Temporarily Impaired Securities	450,201	12,345	231,626	8,284	681,827	20,629

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by June 30, 2005.

	Gross Unrealized Losses	% Of Total

Less than twelve months	12,064	59.29
Twelve months or more	8,284	40.71
Total	20,348	100.00

As of June 30, 2005, the Company had approximately $344 million of gross unrealized gains in fixed maturities.

Total Benefits and Expenses

Total benefits and expenses for the six months ended June 30, 2005 aggregated approximately $165.2 million, as compared to approximately $152.7 million for the six months ended June 30, 2004.  This represents an increase of $12.5 million from the first six months of 2004.  The reasons for this increase will be discussed below.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $128.4 million for the six months ended June 30, 2005, as compared to approximately $130.5 million for the six months ended June 30, 2004.  This represents a decrease of $2.1 million.

The Insurance Company's average credited rate for reserves and account balances for the six months ended June 30, 2005 and 2004 were less than the Company's ratio of net investment income to mean assets for the same period as noted above under "Net Investment Income".  Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.  The actual spread, excluding capital gains, for the six months ended June 30, 2005 was 2.09% compared to 2.40% for the same period in 2004.  The decrease is primarily due to an increase in the market value of assets partly offset by better performance on limited partnerships and a reduction in the crediting rate.

21.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $5.3 million for the six months ended June 30, 2005, and approximately $4.8 million for the six months ended June 30, 2004.  This increase is due to the increase in the short-term LIBOR rates associated with $50 million line of credit the Company has outstanding with The Bank of New York.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $14.0 million for the six months ended June 30, 2005, as compared to approximately $15.6 million for the six months ended June 30, 2004.  This represents a decrease of approximately $1.6 million.  The decrease principally is attributable to an additional $2 million pension plan contribution the Company made in the first quarter of 2004 and a reduction in commission expense of $.9 million due to the decrease in premium revenue from the first half of 2005.

Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the six months ended June 30, 2005 resulted in a charge of approximately $17.5 million, as compared to a charge of approximately $1.8 million for the six months ended June 30, 2004.  The principal cause of such an increase  was the realized gains from the portfolio rebalancing program during the first quarter of 2005, which impacted the gross margins used to determine DAC amortization expense.  Under applicable accounting rules (SFAS No. 97), DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Company related to these assets increase, the amount and timing of amortization is accelerated.  In the first half of 2005, the Company’s investment performance was substantially improved compared to the first six months of 2004 – a significant portion due to realized investment gains from the portfolio rebalancing program. This resulted in a much-higher charge from DAC amortization.  (See also the discussion of Deferred Policy Acquisition Costs under Critical Accounting Policies below.)

The change in net DAC was also attributable to the costs associated with product sales, which have been deferred (accounting for a credit of approximately $4.6 million in the first six months of 2005 and $5.7 million in the first six months of 2004).   Another portion of such change is due to amortization of the DAC on deferred annuity business.  Such changes accounted for a charge of approximately $19.3 million in the first six months of 2005 and a charge of approximately $4.9 million in the first six months of 2004.  The balance of the change in net DAC is due to the amortization of the DAC for the remainder of the business (accounting for a charge of approximately $2.7 million for the first six months of 2005 and a charge of approximately $2.5 million for the first six months of 2004).

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $101.9 million for the six months ended June 30, 2005, as compared to income of approximately $56.3 million for the six months ended June 30, 2004.

Income Taxes

Income tax expense was $35.2 million for the first six months of 2005 as compared to an income tax expense of approximately $19.5 million for the first six months of 2004.  This increase is attributable to higher income before income taxes.

Net Income

For the reasons discussed above, the Company had net income of approximately $66.7 million during the six months ended June 30, 2005 and a net income of approximately $36.8 million during the six months ended June 30, 2004.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company.  During the first half of 2005, the Company's Board of Directors declared a quarterly cash dividends of $.10 per share payable on April 1, 2005 and July 1, 2005.  During the first six months of 2005 the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses).  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the

22.

Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The NYSID has established informal guidelines for such determinations.

The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Insurance Company's  insurance subsidiary is also subject to restrictions on the payment of dividends to its parent company. During the first six months of 2005 and 2004, the Insurance Company paid no dividends to the Company and the Insurance Company’s subsidiary paid no dividends to the Insurance Company.

Approximately two-thirds of the annuities held by the Company have a surrender feature that allows the purchaser to surrender  the policy in exchange for the payment of a surrender fee, which diminishes gradually over the early policy years.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.   The surrender charges, however, act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently maintained a favorable surrender rate regardless of the rate trends.  The Company's current surrender rate is less than five percent per year.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately $30.7 million and $36.6 million during the six months ended June 30, 2005 and 2004, respectively.  Net cash used  in  the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(45.3) million, and $(92.3) million during the six months ended June 30, 2005 and 2004, respectively.

For purposes of the Company's condensed consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.    Net cash provided by the Company's financing activities amounted to approximately $20.5 million and $51.1 million during the six months ended June 30, 2005 and 2004, respectively.  This fluctuation is primarily attributable to higher policyholder account balances and lower levels in deposits of policies to be issued at June 30, 2005.

23.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately 1.2% and .58% as of June 30, 2005 and December 31, 2004, respectively).  The effective duration of the Company's debt portfolio was approximately 6.5 years as of June 30, 2005, reflecting primarily the impact of the portfolio rebalancing activities during the first half of 2005, which are described below under Asset/Liability Management.  The Company's fixed maturity investments are all classified as available for sale and includes those securities available to be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and other similar factors.  Fixed maturity investments available for sale represent investments, which may be sold in response to changes in various economic conditions.

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

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of June 30, 2005 and December 31, 2004, approximately 6.5% and 6.1%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of June 30, 2005 and December 31, 2004, the carrying value of these securities was approximately $352.5 million and $327.4 million, respectively, (representing approximately 7.4% and 7.1% of the Company's investment portfolio, respectively).

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

  As of June 30, 2005, the carrying value of the Company’s limited partnerships was approximately $306.0 million or 6.4% of the Company's total invested assets.  Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets."  See "Note 2 to the Notes to Consolidated Financial Statements."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $92.6 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. $25.3 million in commitments will expire in 2005, $28.3 million in 2006, $21.2 million in 2007, $8.9 million in 2009 and $8.8 million in 2010.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the

24.

Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

All 50 states of the United States, the District of Columbia and Puerto Rico have insurance guaranty fund laws requiring all life insurance companies doing business within the jurisdiction to participate in guaranty associations that are organized to pay contractual obligations under insurance policies (and certificates issued under group insurance policies) issued by impaired or insolvent life insurance companies.  These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged.  Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.  These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's solvency.  The amount of these assessments in prior years has not been material.  However, the amount and timing of any future assessment on the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Company and the Insurance Company.  Recent failures of substantially larger insurance companies could result in future assessments in material amounts.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of June 30, 2005.

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

Asset/Liability Management

A persistent concern of the Insurance Company’s management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  Over the past two years, the Insurance Company has permitted the duration gap between its assets and liabilities to rise during a period in which it expected relatively stable interest rates and, most importantly, in which its liabilities were largely protected by significant annuity surrender charges.  This strategy benefited the Company by allowing it to realize enhanced yield from longer duration assets.  The Insurance Company has determined that the prospect of rising rates and declining surrender charges now necessitate a reduction in the duration mismatch, as well as increased management of extension risk in its investment portfolio.  The Company has developed a two-step duration reduction strategy, which involves the sale of certain longer duration assets that were purchased at prices below current market prices and reinvestment in shorter duration assets.  Since December 31, 2004, the Company has completed in excess of $778.3 million of long duration sales and $778.3 million of shorter duration reinvestments.  The Company estimates that it has now substantially reached its portfolio- rebalancing target.  The Company also anticipates that the lower level of income generated by its rebalanced portfolio will be more than offset by the gains on the sale of its longer term assets and, additionally by the interest income related to the accretion of the discount on the US Treasury strips held by the issuers of the principal protected notes that were consolidated with the Company (See Restatement in the Management’s Discussion and Analysis of Financial Condition and Results of Operations).

The Insurance Company conducts periodic cash flow tests assuming different interest rates scenarios in order to demonstrate the ability to meet any surrender demands without incurring substantial losses.  If a test reveals a potential deficiency in its cash flow, the Insurance Company may be required to increase its reserves against such liabilities to satisfy its statutory accounting requirements.   In 2004, the Insurance Company increased its reserves on a statutory basis by $50 million to address these contingencies.

The Insurance Company has received approval for its Derivate Use Plan concerning the payor swaptions from the NYSID and its Board of Directors.  The Insurance Company has engaged the financial risk management group of Milliman, Inc., its actuarial consulting firm, to assist it in connection with its use of these derivative investments.

25.

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

CONTRACTUAL OBLIGATIONS TABLE

	Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Long Term Debt Obligations			100,000		100,000
Interest on Long-Term Debt Obligations	7,875	15,750	7,875		31,500

Policyholder Account Balance with Contractual Maturities (1)	156,400	269,500	212,100	1,286,200	1,924,200

(1)   These liabilities are reflected within “Policyholder Liabilities” in the consolidated balance sheet, and amount to $991.4 Million as of June 30, 2005.  The difference between the recorded liability and the total payment amount is $932.8 Million and is comprised of (i) future interest to be credited and (ii) the effect of mortality discount for those payments that are life contingent.  Most of the remaining policyholder liabilities ($2,813.2 Million) involve deferred annuity contracts, which are contractually surrenderable at any time.  Approximately 73% of these obligations have surrender penalties.  These surrender charges, along with those contracts that involve contractual maturities, help to mitigate the asset/liability management process.  (See discussion under Liquidity and Capital Resources Section.)

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

26.

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

27.

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

New Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS 123R”) which provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities.  SFAS 123R also requires that the fair value of all share-based transactions be recorded in the financial statements. The revised pronouncement is now effective for registrants as of beginning of the first fiscal year beginning after June 15, 2005 instead of at the beginning of the first quarter after June 15, 2005.  The Company is in the process of assessing the impact of adopting SFAS 123R.

In June 2005, the Financial Accounting Standards Board ("FASB") completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue a FASB Staff Position Paper ("FSP") 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), superseding EITF 03-1 and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value ("Topic D-44"). FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003 and remain in effect.

In June 2005, the EITF reached consensus on Issue No. 04-5, Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain  Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 is effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. EITF 04-5 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN46R”).  FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46R is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities entered into prior to February 1, 2003, FIN 46R is effective for the first interim or annual period beginning after June 15, 2003.  In October 2003, the FASB issued FASB Staff Position (“FSP”) FSP 46-6, Effective Date of FASB Interpretation, No.46R Consolidation of Variable Interest Entities.  This FSP provides a deferral of interests held by public entities in a variable interest entity or potential variable interest entity until the end of the first interim or annual period after December 15, 2003, if (a) the variable interest entity was created before February 1, 2003 and (b) the public entity has not issued financial statements reporting the variable interest entity that was created before February 1, 2003, in accordance with FIN 46R, other than in the disclosure required by FIN 46R.  The FSP is effective for financial statements issued after October 9, 2003. The adoption of FIN 46R and FSP 46-6 did not have an impact on the Company’s consolidated financial statements.

On March 3, 2005, the FASB issued FIN 46R-5, “Implicit Variable Interest under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (VIE).”  FIN 46R-5 requires a reporting enterprise to address whether a reporting enterprise has an implicit variable interest in a VIE or potential VIE when specific conditions exist.  FIN 46R-5 is effective in the second quarter of 2005 and did not have a material impact on the Company’s consolidated financial statements

28.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks at December 31, 2004, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. During the first half of 2005, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2004.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

            The Corporation’s management, with the participation of its Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on such evaluation, the Corporation’s Chief Executive Officer and Principal Accounting Officer have concluded that, in light of the Corporation’s need to restate its financial statements for the years ended December 31, 2002 and 2003 and the interim periods for fiscal year 2004 to correct the accounting treatment for its principal protected note investments and the continuing implementation of the remediation procedures described below the Company’s disclosure controls and procedures were not effective as of June 30, 2005.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2005 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that as of June 30, 2005, the Company had material weaknesses in its internal control over financial reporting.

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

We had determined that, as evidenced by the restatement, there were material weaknesses in our internal control over financial reporting as of December 31, 2004, since we did not at that time have adequate resources or processes in place to provide reasonable assurances that:  (i) emerging accounting standards were assessed properly for applicability to the Company’s financial statements on a timely basis or that such assessments were properly documented.; and (ii) unique and complex transactions (e.g., the Company’s investments in unique financial instruments) were evaluated thoroughly, including consideration of whether related parties are involved in such transactions, to assess properly the related accounting and financial reporting implications to ensure that appropriate accounting standards were considered and applied and that such assessments were properly documented.  Since that time, we have implemented certain steps to remediate those material weakness, but we have not, as of June 30, 2005 completed the implementation of such remediation efforts and, therefore, as of June 30, 2005 such material weaknesses are not yet fully remediated.

Remediation Of Material Weakness

Company’s management has previously identified the following steps we have deemed appropriate to address the material weakness described above:

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

29.

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

The Company has completed the steps outlined in paragraphs 2, 3 and 4 above and is still in the process of hiring the additional personnel identified in paragraph 1 above. The Company believes that these corrective actions, taken as a whole, have begun to mitigate and will continue to mitigate the control deficiencies identified above and that once the required has been completed, it will have the adequate internal controls over financial reporting in place to provide reasonable assurances that the weaknesses identified above are addressed.

Changes in Internal Controls Over Financial Reporting

There have been no other changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the period end June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of June 30, 2005 the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

31.1

     Certification of Chief Executive Officer

31.2

     Certification of Principal Accounting Officer

b)

Reports on Form 8-K

 On July 5, 2005, the Company filed a Current Report on Form 8-K to report that the Insurance Company had entered into a definitive agreement on June 28, 2005 to sell its shares in The Central National Life Insurance Company of Omaha to Renaissance Holdings, LLC. a subsidiary of Delta Dental of Michigan, Inc

30.

PRESIDENTIAL LIFE CORPORATION

August 9, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   August 9, 2005

  /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:   August 9, 2005

  /s/ Charles J. Snyder

Charles J. Snyder, Principal

Accounting Officer of the Registrant

31.

PRESIDENTIAL LIFE CORPORATION

August 9, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  August 9, 2005

/s/Herbert Kurz

----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  August 9, 2005

/s/ Charles Snyder

----------------------

Charles J. Snyder, Principal

Accounting Officer of the Registrant

32.

Exhibit 15.1

August 9, 2005

Presidential Life Corporation and Subsidiaries
69 Lydecker Street
Nyack, NY 10960

We have made a review, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), of the unaudited condensed consolidated interim financial information of Presidential Life Corporation and subsidiaries for the periods ended June 30, 2005 and 2004 (as restated), as indicated in our report dated August 9, 2005; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated by reference in Registration Statement No. 333-63831 on Form S-8 and Registration Statement No. 333-08217 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

DELOITTE & TOUCHE LLP

New York, New York

33.

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

Date: August 9, 2005

   /s/Herbert Kurz

---------------------

                 Herbert Kurz

                 Chief Executive Officer

34.

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

Date: August 9, 2005

                                          /s/Charles Snyder

                                                                                                    ----------------------

Charles Snyder

Treasurer and Principal Accounting Officer

35.

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations                     of  the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

August 9, 2005

36.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of  the Company.

/s/Charles Snyder

-------------------

Charles Snyder

Treasurer and Principal Accounting Officer

August 9, 2005

37.