Form 10-Q
period 2005-09-30
PRESIDENTIAL LIFE CORP
filed 2005-11-09
CIK 80124

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

      YES    X    NO

There were 29,412,445 shares of common stock, par value $.01 per share of the issuer's common stock outstanding as of the close of business on November 9, 2005.

Explanatory Note

This Quarterly Report reflects the restatement of the Company’s Condensed Consolidated Financial Statements for the period ended September 30, 2004 to reflect the consolidation of the financial statements of the issuers of certain principal protected note investments made by the Company.  The Company applied the provisions of The Emerging Issues Task Force “EITF” 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets in accounting for the variable income notes now included as separate investments in the Company’s financial statements as a result of the consolidation, as well as other principal protected notes for which the financial statements of the related issuers were not consolidated.  These corrections resulted in a change in the DAC amortization and deferred income taxes from previously reported amounts.   The impact of the restatement on the Company’s Condensed Consolidated Financial Statements for the period ended September 30, 2004 is set forth in this Quarterly Report on Form 10-Q under Note 8 of “Item 1: Condensed Consolidated Financial Statements – Notes to Condensed Consolidated Financial Statements (Unaudited)” and “Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations -Executive Overview”.

INDEX

Part I -    Financial Information

                                      Page No.

Item 1.   Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

September 30, 2005 and December 31, 2004

3

              Condensed Consolidated Statements of Income (Unaudited)

For the Nine months ended September 30, 2005 and 2004 (Restated)

4

Condensed Consolidated Statements of Income (Unaudited)

For the Three months ended September 30, 2005 and 2004 (Restated)

5

Condensed Consolidated Statements of Shareholders'

Equity (Unaudited) - For the Nine months ended

September 30, 2005 and 2004 (Restated)

6

Condensed Consolidated Statements of Cash Flows (Unaudited) -

For the Nine months ended September 30, 2005 and 2004 (Restated)

7

               Notes to Condensed Consolidated Financial Statements (Unaudited)

8-15

Reports of Independent Registered Public Accounting Firms

16-17

Item 2.   Management's Discussion and Analysis of

              Financial Condition and Results of Operations

18-31

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Item 4.   Controls and Procedures

Part II - Other Information

 32

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

     33-34

BDO Seidman, LLP Letter of Awareness

     35

Deloitte & Touche, LLP Letter of Awareness

     36

Certification of Chief Executive Officer

                   37

Certification of Chief Financial Officer

     38

Certification of Chief Executive Officer

                   39

Certification of Chief Financial Officer

     40

2.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005 (Unaudited)	December 31, 2004 (Unaudited)
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Cost of
$3,938,933 and $3,910,760 respectively)	$ 4,163,982	$ 4,227,134
Common stocks (Cost of $31,529 and
$33,001, respectively)	41,856	45,859
Derivative instruments	19,194	-
Real estate	415	415
Policy loans	18,091	17,642
Short-term investments	202,140	27,908
Other invested assets	298,614	315,581
Total Investments	4,744,292	4,634,539

Cash and cash equivalents	5,409	6,326
Accrued investment income	56,551	53,492
Amounts due from security transactions	6,296	10,098
Federal income tax recoverable	-	13,262
Deferred policy acquisition costs	77,325	80,429
Furniture and equipment, net	183	210
Amounts due from reinsurers	13,729	12,438
Other assets	4,355	4,699
Assets held in separate account	1,905	1,863
TOTAL ASSETS	$ 4,910,045	$ 4,817,356

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 3,290,356	$ 3,246,039
Future policy benefits:
Annuity	654,333	651,091
Life and accident and Health	63,277	62,132
Other policy liabilities	10,627	8,519
Total Policy Liabilities	4,018,593	3,967,781

Short-term note payable	50,000	50,000
Notes payable	100,000	100,000
Deferred federal income taxes	57,592	74,670
Federal income tax payable	17,932	-
Deposits on policies to be issued	3,572	9,762
General expenses and taxes accrued	2,694	3,267
Other liabilities	13,750	14,279
Liabilities related to separate account	1,905	1,863
Total Liabilities	4,266,038	4,221,622

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,412,445 shares in 2005 and 29,362,443
shares in 2004	294	294
Additional paid in capital	986	302
Accumulated other comprehensive gain	164,919	194,362
Retained earnings	477,808	400,776
Total Shareholders’ Equity	644,007	595,734
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$ 4,910,045	$ 4,817,356

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

3.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
REVENUES:	2005	2004 (as restated, see Note 8)
Insurance Revenues:
Premiums	$ 7,760	$ 8,401
Annuity considerations	23,373	21,494
Universal life and investment type policy fee income	2,182	2,290
Net investment income	263,912	259,991
Realized investment gains	73,933	13,160
Other income	1,238	506

TOTAL REVENUES	372,398	305,842

BENEFITS AND EXPENSES:
Death and other life insurance benefits	8,938	9,691
Annuity benefits	55,563	54,954
Interest credited to policyholders' account balances	124,402	122,753
Interest expense on notes payable	7,954	7,265
Other interest and other charges	639	631
Increase in liability for future policy benefits	3,056	2,422
Commissions to agents, net	6,853	8,392
General expenses and taxes	13,357	13,320
Change in deferred policy acquisition costs	20,463	4,225

TOTAL BENEFIT AND EXPENSES	241,225	223,653

Income before income taxes	131,173	82,189

Provision (benefit) for income taxes
Current	46,277	31,356
Deferred	(953)	(2,868)
	45,324	28,488

NET INCOME	$ 85,849	$ 53,701

Earnings per common share, basic	2.92	1.83
Earnings per common share, diluted	2.91	1.82

Weighted average number of shares outstanding during the period, basic	29,377,316	29,334,209
Weighted average number of shares outstanding during the period, diluted	29,471,380	29,444,050

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

4.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
REVENUES:	2005	2004 (as restated, see Note 8)
Insurance Revenues:
Premiums	$ 2,694	$ 3,533
Annuity considerations	7,594	3,796
Universal life and investment type policy fee income	666	707
Net investment income	86,682	88,397
Realized investment gains	7,275	458
Other income (expense)	386	(58)

TOTAL REVENUES	105,297	96,833

BENEFITS AND EXPENSES:
Death and other life insurance benefits	2,892	3,672
Annuity benefits	18,227	18,257
Interest credited to policyholders' account balances	41,841	41,270
Interest expense on notes payable	2,677	2,425
Other interest and other charges	217	210
Increase (decrease) in liability for future policy benefits	990	(3,503)
Commissions to agents, net	2,097	2,690
General expenses and taxes	4,121	3,459
Change in deferred policy acquisition costs	3,002	2,453

TOTAL BENEFIT AND EXPENSES	76,064	70,933

Income before income taxes	29,233	25,900

Provision (benefit) for income taxes
Current	11,280	10,769
Deferred	(1,172)	(1,795)
	10,108	8,974

NET INCOME	$ 19,125	$ 16,926

Earnings per common share, basic	.65	.58
Earnings per common share, diluted	.65	.57

Weighted average number of shares outstanding
During the period, basic	29,399,468	29,357,368

Weighted average number of shares outstanding
During the period, diluted	29,533,106	29,501,438

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

5.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(in thousands, except per share data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2004	$ 293	$ -	$ 346,539	$ 129,427	$ 476,259

Comprehensive Income:

Net Income (as restated, see Note 8)			53,701		53,701

Rate Lock Adjustment				(2,967)	(2,967)

Net Unrealized
Investment Gains				44,087	44,087

Comprehensive Income (as restated, see Note 8)					94,821

Issuance of Shares Under stock option plan	1		247		248

Dividends Paid to Shareholders ($.10 per share)			(8,794)		(8,794)

Balance at September 30, 2004 (as restated, see Note 8)	$ 294	$ -	$ 391,693	170,547	$ 562,534

Balance at January 1, 2005	$ 294	$ 302	$ 400,776	$ 194,362	$ 595,734

Comprehensive Income:

Net Income			85,849		85,849

Rate Lock Adjustment				(2,295)	(2,295)

Net Unrealized Investment Losses				(27,148)	(27,148)

Comprehensive Income					56,406

Issuance of Shares Under stock option plan		684			684

Dividends paid to Shareholders ($.10 per share)			(8,817)		(8,817)

Balance at September 30, 2005	$ 294	$ 986	$ 477,808	$ 164,919	$ 644,007

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

6.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
	2005	2004 (as restated, see Note 8)
OPERATING ACTIVITIES:
Net Income	$ 85,849	$ 53,701
Adjustments to reconcile net income to net cash provided by operating activities:
Provision /(Benefit) for deferred income taxes	(953)	(2,868)
Depreciation and amortization	907	745
Net accrual of discount on fixed maturities	(22,651)	(28,181)
Realized investment gains	(73,933)	(13,160)
Changes in:
Accrued investment income	(3,059)	(7,916)
Deferred policy acquisition cost	20,463	4,225
Federal income tax payable	31,194	27,137
Liability for future policy benefits	4,387	3,555
Other items	750	422

Net Cash Provided By Operating Activities	42,954	37,660

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(938,669)	(452,860)
Maturities, calls and repayments	246,112	268,968
Sales	756,264	20,844
Common Stocks:
Acquisitions	(28,743)	(17,934)
Sales	34,875	24,161
Derivative Instruments:
Acquisitions	(19,431)	-
Increase (decrease) in short-term investments and policy loans	(174,681)	47
Other Invested Assets:
Additions to other invested assets	(46,465)	(56,988)
Distributions from other invested assets	93,634	57,689
Mortgage loan on real estate	-	11,080
Amount due from security transactions	3,802	12,950

Net Cash Used In Investing Activities	(73,302)	(132,043)

FINANCING ACTIVITIES:
Increase in policyholders’ account balances	44,317	109,737
Bank overdrafts	(563)	(6,805)
Deposits on policies to be issued	(6,190)	(2,183)
Issuance of common stock	684	247
Dividends paid to shareholders	(8,817)	(8,792)

Net Cash Provided By Financing Activities	29,431	92,204

Decrease in Cash and Cash Equivalents	(917)	(2,179)
Cash and Cash Equivalents at Beginning of Period	6,326	12,907

Cash and Cash Equivalents at End of Period	$ 5,409	$ 10,728

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 15,083	$ 16,563

Interest Paid	$ 9,128	$ 8,369

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

7.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation (“the Company” or “the Corporation”), through its wholly-owned subsidiary, Presidential Life Insurance Company (“Insurance Company”), is engaged in the sale of life insurance and annuities.

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Management believes that, although the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2004, as filed the Securities and Exchange Commission on Form 10-K/A on April 29, 2005.

The results reported herein include the consolidation of the issuers of 17 principal protected note investments made by the Corporation.  Results for the period ended September 30, 2004 have been restated to reflect this consolidation and the application of the recognition of other than temporary impairment charges to the variable income notes now included as separate instruments in the Company’s financial statements as well as to the remaining principal protected notes for which consolidation was not required  (for more details, see Note 8).  The basis for consolidating the results was the Corporation’s majority ownership of the notes issued by the consolidated entities and its unilateral ability to cause the liquidation of these entities prior to the maturity of the investments.

We manage and report our business as a single segment in accordance with the provisions of FAS 131, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 90%) and life insurance (approximately 10%).  The nature of these two product lines is sufficiently similar to permit their aggregation as a single reporting segment.  Approximately 75% of our life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and the Company does not make mortality charges on either product.  Moreover, the two products generate similar returns to the Company and carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility with overlapping administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both the Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

C.

Investments

Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions.  These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes are credited or charged directly to shareholders’ equity, unless a decline in market value is considered to be other than temporary, in which case the investment is reduced to its fair value and the loss is recorded in the income statement.  Since unrealized gains and losses are recorded directly to shareholders’ equity, they must be considered in the amortization of deferred policy acquisition costs (“DAC”).  The result of this is the “shadow DAC” which partially offsets the unrealized gains and losses.  The shadow DAC calculation includes unrealized gains and losses on securities available for sale as if they were realized.  Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value. The related unrealized gains and losses, net of the effects of the shadow DAC and deferred federal income tax effect, if any, are charged or credited directly to shareholders’ equity, unless a decline in market value is deemed to be other than temporary, in which case the investment is reduced to its fair value and the loss is recorded in the income statement.

8.

Other invested assets, which are recorded using the equity method, represents interests in limited partnerships that principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take quarterly distributions of partnership earnings.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operations, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure, the carrying value of a limited partnership interest which approximates market value is disclosed.  As of September 30, 2005, the Company was committed to contribute, if called upon, an aggregate of approximately $109.9 million of additional capital to thirty-five of these limited partnerships.  However, management does not expect the entire amount to be drawn down as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.

In evaluating whether an investment security or other investment has suffered an impairment in value that is deemed to be other than temporary, management considers all available evidence.  When a decline in the value of an investment security or other investment is considered to be other than temporary, the investment is reduced to its fair value (which contemplates the price that can be obtained from the sale of such asset in the ordinary course of business), which becomes the new cost basis.  The amount of reduction is recorded in the income statement as a realized loss. A recovery from the adjusted cost basis is recognized as a realized gain only at sale.

Realized gains and losses on disposal of investments are determined for fixed maturities, other invested assets and equity securities by the specific-identification method.

Investments in short-term securities, which consist primarily of United States Treasury Notes and corporate debt issues maturing in less than one year, are recorded at amortized cost, which approximates market value.  Mortgage loans are stated at their amortized indebtedness.  Policy loans are stated at their unpaid principal balance.

The Company's investments in real estate consist of two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Accumulated depreciation amounted to $206,800 at both September 30, 2005 and 2004.  Both buildings are fully depreciated and have no depreciation expense.

The Company accounts for its derivative financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instrument and Hedging Activities”.  SFAS No. 133 requires all derivative instruments to be recorded in the balance sheet at fair value.  Changes in the fair value of derivative instruments are recorded as  other income (loss) in the period in which they arise.  The Company has not designated its derivatives related to marketable securities as hedges, in accordance with SFAS No. 133.  Accordingly, the change in fair value of derivatives is recognized as a component of realized investment gains and losses in earnings as described above.  The Company does not hold or issue any derivative financial instruments for speculative trading purposes.

D.

Deferred Policy Acquisition Costs

The costs of acquiring new business (principally commissions and certain underwriting, agency and policy issue expenses), all of which vary with the production of new business, have been deferred.  Deferred policy acquisition costs are subject to recoverability testing at time of policy issue and loss recognition testing at the end of each year.

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

Deferred policy acquisition costs are amortized over the life of the contract with periods ranging from 15 to 25 years for universal life products and investment-type products as a constant percentage of estimated gross profits arising principally from surrender charges and interest and mortality margins based on historical and anticipated future experience, updated regularly.  The effects of revisions to reflect actual experience on previous amortization of deferred policy acquisition costs, subject to the limitation that the outstanding DAC asset can never exceed the original DAC plus accrued interest, are reflected in earnings in the period estimated gross profits are revised.  For that portion of the business where acquisition costs are not deferred (i.e., medical stop loss business), management believes the expensing of policy acquisition costs is immaterial.

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

H.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the nine months ended September 30, 2005 and 2004 was 29,471,380 and 29,444,050, respectively.  The dilution from the potential exercise of stock options outstanding did not change basic EPS.

I.

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue a FASB Staff Position Paper ("FSP") 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), superseding EITF 03-1 and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value ("Topic D-44"). FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003 and remain in effect.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3 ("SFAS 154"). The statement is a result of a broader effort by the FASB to converge standards with the International Accounting Standards Board ("IASB"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is impracticable. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

10.

On March 3, 2005, the FASB issued FIN 46R-5, “Implicit Variable Interest under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (VIE).”  FIN 46R-5 requires a reporting enterprise to address whether a reporting enterprise has an implicit variable interest in a VIE or potential VIE when specific conditions exist.  FIN 46R-5 became effective in the second quarter of 2005 and did not have a material impact on the Company’s consolidated financial statements.

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS 123R”). FAS No. 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations. SFAS 123R provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities.  SFAS 123R also requires that the fair value of all share-based transactions be recorded in the financial statements. The revised pronouncement is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005 instead of at the beginning of the first quarter after June 15, 2005.  The Company is in the process of assessing the impact of adopting SFAS 123R.

2.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of September 30, 2005.

The following information summarizes the components of net investment income:

	For the nine months ended September 30, 2005 (in thousands)	For the nine months ended September 30, 2004 (in thousands)

Fixed maturities	$ 209,232	$ 213,875
Limited Partnerships	54,367	48,403
Common stocks	817	540
Short-term investments	1,656	206
Other investment income	1,554	1,660
	267,626	264,684

Less investment expenses	3,714	4,693

Net investment income	$ 263,912	$ 259,991

	For the three months ended September 30, 2005 (in thousands)	For the three months ended September 30, 2004 (in thousands)

Fixed maturities	$ 68,516	$ 72,311
Limited partnerships	17,312	16,950
Common stocks	292	224
Short-term investments	1,042	85
Other investment income	591	478
	87,753	90,048

Less investment expenses	1,071	1,651

Net investment income	$ 86,682	$ 88,397

The Company undertook a “duration shortening” program in its fixed income portfolio during the first quarter of 2005.  This program involved selling bonds with maturities longer than 20 years and reinvesting the proceeds into lower yielding 5 to 10 year maturities of investment grade corporate bonds and U.S. agency bonds (See discussion on Asset/Liability Management in the Management’s Discussion and Analysis of Financial Condition and Results of Operations).   The program generated proceeds of $778.3 million and pre-tax capital gains of approximately $58.3 million.  Realized investment gains and losses for the nine months ended September 30, 2005 and 2004 respectively, include realized investment losses or writedowns of $3.5 million and $2.8 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio (See Critical Accounting Estimates Investments below for a discussion of the factors considered in determining other than temporary impairment.)

11.

The following table presents the amortized cost and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at September 30, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 150,935	$ 879	$ 106,848	$ 1,641	$ 257,783	$ 2,520
Corporate Bonds	1,089,948	32,112	74,813	6,141	1,164,761	38,253
Preferred Stocks	25,599	183	12,509	437	38,108	620
Subtotal Fixed Maturities	1,266,482	33,174	194,170	8,219	1,460,652	41,393
Common Stock	6,520	571	0	0	6,520	571
Total Temporarily Impaired Securities	$ 1,273,00	$ 33,745	$ 194,170	$ 8,219	$ 1,467,172	$ 41,964

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by September 30, 2005.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 33,174	80.14
Twelve months or more	8,219	19.86
Total	$ 41,393	100.00

The Company’s investments are primarily concentrated in a variety of fixed income securities that are exposed to a combination of credit risk and interest rate risk, each of which can impact fluctuations in overall market valuation. During the first nine months of 2005, the portfolio experienced an increase in market value caused by a decline in 30-year interest rates, as the 30-year Treasury yield decreased from 4.83% to 4.57% during the period, representing an increase in market value of 3.91 points or 3.61% of total value. During the same timeframe, the 10-year Treasury yield rose from 4.22% on December 31, 2004 to 4.32% on September 30, 2005. This represented a decrease in market value of the benchmark 10-year Treasury of approximately .97 points, or .97% of total value. Given the strength of the overall economic recovery and the announced policies of the U.S. Federal Reserve, the Company anticipates a gradual rise in interest rates over the remainder of 2005 into mid-2006. Federal Reserve policies will tend to have a greater impact on the short-end of the Treasury yield curve, and, as a result, we anticipate that the Treasury yield curve will continue to flatten, and may even invert, over time. This rise in overall interest rates may have a negative impact on the market valuation of the Company’s fixed income portfolio. The Company’s book value will generally increase when interest rates decrease and decrease when interest rates increase. The book value per share at September 30, 2005 and December 31, 2004 was  $21.90 and  $20.29, respectively, largely reflecting the change in interest rates.

Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry  has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.  As of the end of the third quarter, the Company has, after evaluation, concluded that the above-mentioned securities with unrealized losses totaling $41.4 million, are not other than temporarily impaired.

 12.

3.

NOTES PAYABLE

Notes payable at September 30, 2005 and December 31, 2004 consist of $100 million, 7 7/8% Senior Notes (Senior Notes) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the effective interest method over the term of the notes.  As of September 30, 2005, unamortized costs were $756,000.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $2.3 million recorded in accumulated other comprehensive income as of September 30, 2005, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company reclassifies the deferred loss from a liability to accumulated other comprehensive income over the term of the Senior Notes.  The Company expects to record approximately $672,000 of accumulated other comprehensive income for the year 2005.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of September 30, 2005, the Company believes that it is in compliance with all of the covenants.

The short-term note payable relates to a bank line of credit with the Bank of New York in the amount of $50 million and provides for interest on borrowings based on market indices.  At both September 30, 2005 and 2004 the Company had $50 million outstanding.  The line of credit was renewed on April 22, 2005 for a period of one year.

4.

SHAREHOLDERS' EQUITY

During 2004 and the first three quarters of 2005, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

5.

NET UNREALIZED INVESTMENT (LOSSES)/GAINS

For the Nine months ended September 30, 2005:	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
	(in thousands)
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (98,118)	$ 34,342	$ (63,776)
Plus: reclassification adjustment for gains realized in net income	73,933	(25,877)	48,056
Change related to deferred policy acquisition costs	(17,581)	6,153	(11,428)
Net unrealized investment losses	$ (41,766)	$ 14,618	$ (27,148)

For the Nine months ended September 30, 2004:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 44,972	$ (15,740)	$ 29,232
Plus: reclassification adjustment for gains realized in net income	13,160	(4,606)	8,554
Change related to deferred policy acquisition costs	9,694	(3,393)	6,301
Net unrealized investment gains	$ 67,826	$ (23,739)	$ 44,087

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

13.

Components of Net Periodic Benefit Cost

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$ -	$ -
Interest cost	-	501
Actual return on plan assets	-	(396)
Amortization of prior service cost	-	83
Amortization of transition obligation	-	-
Net periodic benefit cost	$ -	$ 188

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employee’s salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $201,000 into this plan during the nine months ended September 30, 2005.

7.

INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards and (c) a valuation allowance.

A valuation allowance related principally to investment write downs recorded for financial reporting purposes, that have not been recognized for income tax purposes, has been recognized due to management’s assessment that such deferred tax assets will more likely than not be unrealizable for income tax purposes.  The Company's effective tax rate for each of the nine months ended September 30, 2005 and 2004 was 34.6% and 34.7%, respectively.

8.

PRESENTATION OF RESTATED FINANCIAL STATEMENTS

The results included in this Form 10-Q for the nine month and three month periods ended September 30, 2004 were restated from previously reported results.  Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2003 and the first three quarters of 2004, the Company determined that certain issuers of principal protected notes in its investment portfolio were required to be consolidated with the Corporation’s results from the dates that such notes were purchased by the Insurance Company, and that the impairment provisions of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Beneficial Interest in Securitized Financial Assets, were required to be applied relative to these and certain additional holdings of principal protected notes.

The principal protected notes represent the Corporation’s interest in two underlying instruments; a variable rate income note issued by a nonaffiliated collateralized debt obligation issuer and a zero coupon U.S. Treasury Strip or similar instrument.  During fiscal years 2000 and 2001, the Corporation determined that the variable rate income notes underlying certain of its principal protected notes had become other than temporarily impaired.  The impairment was recorded as an unrealized loss by the Corporation and was included within Other Comprehensive Gain (Loss) on the Corporation’s Balance Sheet.  Due to the consolidation of such issuers of the principal protected notes, the Corporation has restated its financial statements to treat the impairments as realized losses from those dates, which decreases net income in the affected years.  The Corporation recorded a corresponding increase in Other Comprehensive Gain for those years.  A further effect of the consolidation was the recording of the U.S. Treasury Strips and similar instruments.  Previously, these instruments, which served as defeasance collateral for the principal protected notes, were not recorded.   As a result of the consolidation, these instruments are recorded at cost at the time of purchase and the annual accretion of the original issue discount of the bonds is being recognized as investment income in each year subsequent to purchase.

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

14.

The significant effects of this restatement on the Corporation’s results is as follows:

	2004 As Previously Reported	2004 As Restated
	(in thousands except, per share data)
Statement of Income Data: For Nine months ended September 30:
Net Investment Income	$ 251,628	$ 259,991
Total Revenue	297,479	305,842
Change in deferred policy acquisition costs	8,541	4,225
Total Benefits and Expenses	227,969	223,653
(Benefit)/Provision Deferred income taxes	(7,305)	(2,868)
Net Income	45,459	53,701
Earnings per common share, basic	1.55	1.83
Earnings per common share, diluted	1.55	1.82
Statement of Income Data: For Three months ended September 30:
Net Investment Income	85,563	88,397
Total Revenue	93,999	96,833
Change in deferred policy acquisition costs	2,667	2,453
Total Benefits and Expenses	71,147	70,933
(Benefit)/Provision Deferred income taxes	(2,862)	(1,795)
Net Income	14,945	16,926
Earnings per common share, basic	.51	.58
Earnings per common share, diluted	.51	.57
Statement of Cash Flows Data: For Nine months ended September 30:
Net income	45,459	53,701
Net accrual of discount of fixed maturities	(19,819)	(28,181)
(Benefit)/Provision for deferred taxes	(7,305)	(2,868)
Deferred policy acquisition cost	8,541	4,225

9.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of September 30, 2005, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

10.

SUBSEQUENT EVENTS

On October 31, 2005, the Company’s wholly owned subsidiary, Presidential Life Insurance Company (“Insurance Company”), completed the sale of the shares of The Central National Life Insurance Company of Omaha (“CNL”) to Renaissance Holding Company, a Michigan corporation (“Renaissance”).  Total proceeds from the sale were $14,363,601, consisting of $2,470,000 allocated to the 52 Certificates of Authority held by CNL and $11,893,601 allocated to the statutory and capital surplus of CNL.

15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying condensed consolidated balance sheet of Presidential Life Corporation and subsidiaries (“the Company”) as of September 30, 2005, and the related condensed consolidated statements of income, for the three-month and nine-month periods ended September 30, 2005, and the condensed consolidated statement of stockholders’ equity and cash flows, for the nine-month period ended September 30, 2005.  These interim financial statements are the responsibility of the Corporation’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

New York, New York

November 9, 2005

16.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying condensed consolidated statements of income of Presidential Life Corporation and subsidiaries (“the Company”) for the three-month and nine-month periods ended September 30, 2004 (as restated), and the condensed consolidated statements of shareholders’ equity and cash flows, for the nine-month period ended September 30, 2004 (as restated).  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 8, the accompanying condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2004 have been restated.

Deloitte & Touche, LLP

New York, New York

November 9, 2004

(November 9, 2005 as to the effects of the restatement discussed in Note 8)

17.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Presidential Life Corporation (“the Company or Corporation”), through its wholly-owned subsidiary, Presidential Life Insurance Company (“Insurance Company”), is engaged in the sale of insurance products with two primary lines of business: individual annuities and individual life insurance.  Our revenues are derived primarily from premiums received from the sale of annuity contracts and universal life insurance policies, premiums received for whole life and term life insurance products and gains (or losses) from our investment portfolio.

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

Executive Overview

Restatement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the condensed consolidated financial statements for the period ended September 30, 2004 as described in Note 8 to such financial statements.  The restatement is due to the Corporation’s determination that the issuers of certain principal protected notes purchased by the Corporation were controlled by the Corporation and thus were required to be consolidated with the Corporation’s results from the dates that such notes were purchased by the Insurance Company.  As a result of the consolidation, the principal protected notes previously recorded by the Corporation are eliminated and the Corporation records the individual assets of the issuers of the principal protected notes (the underlying variable rate income notes and U.S. Treasury Strips or similar instruments) and applies applicable accounting standards to these underlying assets, including the provisions of EITF 99-20 with respect to the variable rate income notes.  In addition, in connection with the restatement, the Corporation has applied the provisions of EITF 99-20 to other principal protected note investments whose issuers are not required to be consolidated.  Although the Corporation has a demonstrated ability and intention to hold these instruments to maturity until recovery of fair value at or above cost and does not have the ability to cause the liquidation of the issuers of those instruments, the Corporation has appropriately applied the provisions of EITF 99-20 in accounting for these instruments to present consistent accounting treatment for all of its principal protected note investments, regardless of whether consolidation is required.  The effect of the restatement on the Corporation’s financial statements is summarized as follows:

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

18.

        -    The aforementioned other than temporary impairment charges and amortization of discount on the                             treasury strips impact gross profits in each of the affected years and, therefore, impact deferred                                   policyholder acquisition cost amortization and deferred tax amounts in such years.

-

Deferred acquisition costs and related amortization were also corrected with regard to the application of the Company’s methodology for applying unrealized gains and loss information in connection with its shadow DAC calculation.

Results

Basic earnings per share were $2.92 and $1.83 for the nine month period ended September 30, 2005 and 2004, respectively.  Results in the first nine months of 2005 reflected the results of the Company’s portfolio rebalancing initiative during that period.  In connection with that initiative, the Company sold approximately $778.3 million of longer-term investment assets and purchased approximately $778.3 million of shorter-term investment assets.  These transactions resulted in capital gains of approximately $58.3 million.  The results of the first nine months of 2005 also reflected a continuing of year-to-year increases in investment income and more significantly, net realized investment gains when compared to the first nine months of 2004. Our total revenues in the first nine months of 2005 and 2004 were approximately $372 million and approximately $306 million, respectively.

The results for the first nine months of 2005 benefited from exceptional returns from investments in certain limited partnerships and the net capital gain realized from our portfolio rebalancing activities, as discussed above.

Basic earnings per share were $.65 and $.58 for the three-month period ended September 30, 2005 and 2004, respectively.  Results in the third quarter of 2005 benefited from higher annuity considerations and realized capital gains from calls of fixed maturities. Our total revenues in the third quarters of 2005 and 2004 were approximately $105 million and approximately $97 million, respectively.

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

19.

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

The Company manages its investment portfolio to meet the diversification, yield and liquidity requirements of its insurance policy and annuity contract obligations. The Company's liquidity requirements are monitored regularly so that cash flow needs are sufficiently satisfied.  Adjustments are made periodically to the Company's investment policies to reflect changes in the Company's short and long-term cash needs, as well as changing business and economic conditions.

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

In July 2005, Presidential Life entered into a series of Payor Swaption investments designed to protect the Company against an instantaneous rise in interest rates of 300 basis points, as required by the New York State Insurance Department (Regulation 126).  Six contracts against the 10-year swap rate were executed with one dealer and three banks at a total cost of $19,430,625. The Company has established ISDA Credit Support Agreements with the four counterparties. Three of the counterparties have ratings equal to or higher than Aa3/AA- by Moody’s and S&P, respectively, and one counterparty carries an A1/A rating. These contracts expire in July 2006, July 2007 and July 2008 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a “non-qualified hedge” and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of September 30, 2005 was $19,194,477. These investments are classified on the balance sheet as “Derivative instruments”. Under FAS 133, the value of the Payor Swaptions is recognized at “fair value” (market value), with the resulting change in fair value reflected in the statement of income as a realized loss. The change in market value in the 3rd Quarter of 2005 was a loss of $236,148. The Company has determined that the average fair value, based upon weekly market values for the period  (July 31, 2005 to September 30, 2005), was $18,461,212.

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

20.

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

In May 2004, Moody's Investor Services (“Moody's”) lowered the Insurance Company's insurance financial strength rating from Ba1 (“Questionable financial security”) to Ba2.  In May 2004, Moody’s lowered its rating on the Corporation’s Senior Notes from B1 (“Poor financial security”) to B2, but raised the outlook on the rating from negative to stable. In June 2005, Standard & Poor's Corporation (“Standard & Poor's”) lowered the Insurance Company's insurance financial strength rating from a BB+, which is defined as “less vulnerable in the near-term but faces major ongoing uncertainties to adverse business, financial and economic conditions” to a BB- which is defined as “a vulnerability to the broad array of risks that are embedded in its investment and operational profile.”  In June 2005, Standard & Poors lowered the credit rating of the Senior Notes from a B+ (more vulnerable to adverse business, financial and economic conditions but currently has the capacity to meet financial requirements) to a B- but raised the Credit Watch rating from negative to stable.

The downgrades did not have a material impact on the financial statements of the Corporation for the period ended September 30, 2005. Surrenders of the Insurance Company’s annuity products continue to remain below 5% of the surrenderable annuities and have not had a material impact on the Corporation’s consolidated financial statements.

Results of Operations

Comparison of the nine months ended September 30, 2005 with the same period in 2004 and a comparison of significant items for the three months ended September 30, 2005 with the same period in 2004.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $31.1 million for the nine months ended September 30, 2005 from approximately $29.9 million for the nine months ended September 30, 2004, an increase of approximately $1.2 million.  Of this amount, annuity considerations increased to approximately $23.4 million for the nine months ended September 30, 2005 from approximately $21.5 million for the nine months ended September 30, 2004, an increase of approximately $1.9 million.  In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances.  Based on statutory accounting, revenue from sales of single premium annuities were approximately $126.8 million and approximately $171.7 million during   the nine months ended September 30, 2005 and September 30, 2004, respectively. The decrease is primarily attributable to management’s intention to preserve and build the Insurance Company’s capital and surplus ratios.

In a quarter-to-quarter comparison, annuity considerations increased to approximately $7.6 million for the three months ended September 30, 2005 from approximately $3.8 million for the three months ended September 30, 2004.  The increase is primarily due to higher sales of immediate annuities with life contingencies.

Policy Fee Income

Universal life and investment type policy fee income was approximately $2.2 million for the nine months ended September 30, 2005, as compared to approximately $2.3 million for the nine months ended September 30, 2004. This decrease is attributable to a decrease in surrender charge fees associated with the Company’s annuity contracts, as well as a decrease in cost of insurance fees collected on the Company’s universal life policies.

Universal life and investment type policy fee income was approximately $.7 million for the three months ended September 30, 2005 and September 30, 2004.

21.

Net Investment Income

Net investment income totaled approximately $263.9 million during the first nine months of 2005, as compared to approximately $260.0 million during the first nine months of 2004.  This represents an increase of approximately $3.9 million.  This increase is due principally to income received from the limited partnerships of approximately $54.4 million during the first nine months of 2005, as compared to approximately $48.4 million during the first nine months of 2004.  The increase in partnership income was partially offset by a decrease in income from fixed maturities.  Income from fixed maturities decreased by approximately $4.2 million due to the Company’s duration shortening program which involved the sale of bonds with maturities longer than 20 years and reinvesting the proceeds into lower yielding 5 to 10 year maturities of investment grade corporate bonds and U.S. agency bonds (See discussion on the Asset/Liability Management in the Management Discussion and Analysis of Financial Condition and Results of Operations).  The Company's ratios of net investment income to average cash and invested assets less net investment income for the periods ended September 30, 2005 and September 30, 2004 were 7.68% and 8.02%, respectively.

Net Realized Investment Gains and Losses

Realized investment gains amounted to approximately $73.9 million during the first nine months of 2005, as compared to approximately $13.2 million during the first nine months of 2004.  The Company undertook a duration shortening program in its fixed income portfolio during the first nine months of 2005.  This program initially involved selling bonds with maturities longer than 20 years and reinvesting the proceeds into lower yielding 5 to 10 year maturities of investment grade corporate bonds and U.S. agency bonds (See discussion on the Asset/Liability Management in the Management Discussion and Analysis of Financial Condition and Results of Operations).   Since May 2005, the Company has limited its investments to high-grade commercial paper (predominately rated A1/P1) with maturities of one to three days.  The initial program generated proceeds of $778.3 million and pre-tax capital gains of approximately $58.3 million.  Realized investment gains and losses for the nine months ended September 30, 2005 and 2004 respectively, include realized investment losses or writedowns of $4.6 million and $4.6 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio (See Critical Accounting Estimates Investments below for a discussion of the factors considered in determining other than temporary impairment.)

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

The following table presents the amortized cost and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at September 30, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)
US Treasury obligations and direct obligations of US Government Agencies	$ 150,935	$ 879	$ 106,848	$ 1,641	$ 257,783	$ 2,520
Corporate Bonds	1,089,948	32,112	74,813	6,141	1,164,761	38,253
Preferred Stocks	25,599	183	12,509	437	38,108	620
Subtotal Fixed Maturities	1,266,482	33,174	194,170	8,219	1,460,652	41,393
Common Stock	6,520	571	0	0	6,520	571
Total Temporarily Impaired Securities	$ 1,273,002	$ 33,745	$ 194,170	$ 8,219	$1,467,172	$ 41,964

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by September 30, 2005.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 33,174	80.14
Twelve months or more	8,219	19.86
Total	$ 41,393	100.00

22.

As of September 30, 2005, the Company had approximately $266 million of gross unrealized gains in fixed maturities.

Realized gains were $7.3 million for the three months ended September 30, 2005 and $.5 million for the three months ended September 30, 2004.  The variance of $6.8 million is primarily due to an increase in calls at a premium of fixed maturities by the issuers in the third quarter of 2005.

Total Benefits and Expenses

Total benefits and expenses for the nine months ended September 30, 2005 aggregated approximately $241.2 million, as compared to approximately $223.7 million for the nine months ended September 30, 2004.  This represents an increase of $17.5 million from the first nine months of 2004.  Total benefits and expenses for the three months ended September 30, 2005 aggregated approximately $76.1 million, as compared to approximately $70.9 million for the three months ended September 30, 2004.  This represents an increase of $5.2 million from the third quarter of 2004.  The reasons for this increase will be discussed below.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $192.6 million for the nine months ended September 30, 2005, as compared to approximately $190.5 million for the nine months ended September 30, 2004.  This represents an increase of $2.1 million.   Interest credited and other benefits to policyholders was approximately $41.8 million and $41.2 million for the three-month period ended September 30, 2005 and September 30, 2004, respectively.

The Insurance Company’s average credited rate for reserves and account balances for the nine months ended September 30, 2005 and 2004 were less than the Company’s ratio of net investment income to mean assets for the same period as noted above under “Net Investment Income”. Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.  The actual spread, excluding capital gains, for the nine months ended September 30, 2005 was 5.63% compared to 5.77% for the same period in 2004.  The decrease is primarily due to an increase in the market value of assets partly offset by better performance on limited partnerships and a reduction in the crediting rate.

Liability for Future Policy Claims

The liability for future policy claims increased to $3.1 million for the nine months ended September 30, 2005 from $2.4 million for the nine months ended September 30, 2005.

The liability for future policy claims increased to $1 million for the three months ended September 30, 2005 from a decrease of  $3.5 million for the three months ended September 30, 2005.  This increase in reserves of $4.5 million is directly related to the increase in sales of annuities in the third quarter of 2005.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $8.0 million for the nine months ended September 30, 2005, and approximately $7.3 million for the nine months ended September 30, 2004.  The interest expense increased approximately  $.7 million for the three months ended September 30, 2005 when compared to the three months ended September 30, 2004. These increase s are due to the increase in the short-term LIBOR rates associated with $50 million line of credit the Company has outstanding with The Bank of New York.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $20.2 million for the nine months ended September 30, 2005, as compared to approximately $21.7 million for the nine months ended September 30, 2004.  This represents a decrease of approximately $1.5 million.  The decrease principally is attributable to a reduction in commission expense of $1.5 million due to the decrease in premium revenue from the first three quarters of 2005.

General expenses, taxes and commissions to agents totaled approximately $4.1 million for the three months ended September 30, 2005, as compared to approximately $3.5 million for the three months ended September 30, 2004.  This represents an increase of approximately $.6 million.

23.

Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the nine months ended September 30, 2005 resulted in a charge of approximately $20.5 million, as compared to a charge of approximately $4.2 million for the nine months ended September 30, 2004.  The principal cause of such increase was the realized gains from the portfolio-rebalancing program during the first quarter of 2005, which impacted the gross margins used to determine DAC amortization expense.  Under applicable accounting rules (SFAS No. 97), DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Company related to these assets increase, the amount and timing of amortization is accelerated.  In the first nine months of 2005, the Company’s investment performance was substantially improved compared to the first nine months of 2004 – a significant portion due to realized investment gains from the portfolio rebalancing program. This resulted in a much-higher charge from DAC amortization.  (See also the discussion of Deferred Policy Acquisition Costs under Critical Accounting Policies below.)

The change in net DAC was also attributable to the costs associated with product sales, which have been deferred (accounting for a credit of approximately $6.5 million in the first nine months of 2005 and $8.0 million in the first nine months of 2004).   Another portion of such change is due to amortization of the DAC on deferred annuity business.  Such changes accounted for a charge of approximately $23.1 million in the first nine months of 2005 and a charge of approximately $8.4 million in the first nine months of 2004.  The balance of the change in net DAC is due to the amortization of the DAC for the remainder of the business (accounting for a charge of approximately $3.9 million for the first nine months of 2005 and a charge of approximately $3.8 million for the first nine months of 2004).

The change in the net DAC for the three months ended September 30, 2005 resulted in a charge of approximately $3.0 million, as compared to a charge of approximately $2.5 million for the three months ended September 30, 2004.  The increase was primarily due to the higher realized investment gains for the third quarter of 2005 resulting in a larger amortization of DAC.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $131.2 million for the nine months ended September 30, 2005, as compared to approximately $82.2 million for the nine months ended September 30, 2004.  Income before income taxes amounted to approximately $29.2 million for the three months ended September 30, 2005, as compared to approximately $25.9 million for the three months ended September 30, 2004.

Income Taxes

Income tax expense was approximately $45.3 million for the first nine months of 2005 as compared to approximately $28.5 million for the first nine months of 2004.  The income tax expense was approximately $10.1 million and approximately $9.0 million for the three-month periods ended September 30, 2005 and September 30, 2004, respectively.  These increases are attributable to higher income before income taxes.

Net Income

For the reasons discussed above, the Company had net income of approximately $85.8 million during the nine months ended September 30, 2005 and a net income of approximately $53.7 million during the nine months ended September 30, 2004.  The net income was approximately $19.1 million for the three-month period ended September 30, 2005 and approximately $16.9 million for the three-month period ended September 30, 2004.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company.  During the first three quarters of 2005, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share payable on April 1, 2005, July 1, 2005, and October 1, 2005.  During the first nine months of 2005 the Company did not purchase or retire any shares of common stock.

24.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses).  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration. The Insurance Company's insurance subsidiary is also subject to restrictions on the payment of dividends to its parent company. During the first nine months of 2005 and 2004, the Insurance Company paid no dividends to the Company and the Insurance Company’s subsidiary paid no dividends to the Insurance Company.

Approximately two-thirds of the annuities held by the Company have a surrender feature that allows the purchaser to surrender the policy in exchange for the payment of a surrender fee, which diminishes gradually over the early policy years.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.   The surrender charges, however, act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently maintained a favorable surrender rate regardless of the rate trends.  The Company's current surrender rate is less than five percent per year.

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

The Company's life insurance liabilities are actuarially calculated on a regular basis and the Company is capable of meeting such liabilities.  Reserves for such business are carefully monitored and regulated by the New York State Insurance Department.  Because life insurance products represent a relatively small percentage of the Company's product mix and because the business is heavily reinsured, it is not anticipated that any spike in life insurance claims would have a material impact on the Company's liquidity.  The Company's asset/liability management process is designed to target asset duration to match the duration of liabilities.  This process is required to fit within the Company's yield driven investment model, designed to ensure a positive spread between yield and payment rates.  To achieve yield objectives in the current environment, investments have tended to have longer durations than anticipated liabilities.  If a substantial call on liabilities forced the Company to liquidate some of its long-term investments, the Company would experience a decline in overall investment income due to lower invested assets and a decline in invested yields. The Company would attempt to optimize its performance, i.e. minimize the loss of income and/or assets, by the selection for sale of those shorter-term assets, which would produce the highest possible price. Moreover, the mix of the Company's products between deferred and immediate annuities provides the Company with some protection against excessive calls on liabilities.

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

     Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately $43.0 million and $37.7 million during the nine months ended September 30, 2005 and 2004, respectively.  Net cash used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(73.3) million, and $(132.0) million during the nine months ended September 30, 2005 and 2004, respectively.

25.

For purposes of the Company's condensed consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.    Net cash provided by the Company's financing activities amounted to approximately $29.4 million and $92.2 million during the nine months ended September 30, 2005 and 2004, respectively.  This fluctuation is primarily attributable to higher policyholder account balances and lower levels in deposits of policies to be issued at September 30, 2005. The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company. In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes.  The Company believes that it is in compliance with all of the covenants.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately 4.1% and .58% as of September 30, 2005 and December 31, 2004, respectively).  The effective duration of the Company's debt portfolio was approximately 6.5 years as of September 30, 2005, reflecting primarily the impact of the portfolio rebalancing activities during the first three quarters of 2005, which are described below under Asset/Liability Management.  The Company's fixed maturity investments are all classified as available for sale and may be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and various other economic conditions.  Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions.

Fixed maturity investments are carried at estimated market value and unrealized gains and losses, net of the shadow DAC effect and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss.  Equity securities include common stocks and non-redeemable preferred stocks and are carried at market.  The related unrealized gains and losses,  net of federal income taxes and any “shadow DAC” effect, if any, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of September 30, 2005 and December 31, 2004, approximately 6.5% and 6.1%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of September 30, 2005 and December 31, 2004, the carrying value of these securities was approximately $346.1 million and $327.4 million, respectively, (representing approximately 7.3% and 7.1% of the Company's investment portfolio, respectively).

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

26.

As of September 30, 2005, the carrying value of the Company’s limited partnerships was approximately $298.6 million or 6.3% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Other invested assets."  See "Note 2 to the Notes to Consolidated Financial Statements."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $109.9 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. $24.4 million in commitments will expire in 2005, $26.2 million in 2006, $19.8 million in 2007, $22.6 million in 2008, $8.9 million in 2009 and $8.0 million in 2010.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of September 30, 2005.

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

Asset/Liability Management

A persistent concern of the Insurance Company’s management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  Over the past two years, the Insurance Company has permitted the duration gap between its assets and liabilities to rise during a period in which it expected relatively stable interest rates and, most importantly, in which its liabilities were largely protected by significant annuity surrender charges.  This strategy benefited the Company by allowing it to realize enhanced yield from longer duration assets.  At the end of 2004, the Insurance Company determined that the prospect of rising rates and declining surrender charges necessitated a reduction in the duration mismatch, as well as increased management of extension risk in its investment portfolio.  The Company developed a two-step duration reduction strategy, which involved the sale of certain longer duration assets that were purchased at prices below current market prices and reinvestment in shorter duration assets.  Since December 31, 2004, the Company has completed in excess of $778.3 million of long duration sales and $778.3 million of shorter duration reinvestments.  The second step of the Company’s strategy was the purchase of a laddered series of Payor Swaptions.

27.

In July 2005, Presidential Life entered into a series of Payor Swaption investments designed to protect the Company against an instantaneous rise in interest rates of 300 basis points, as required by the New York State Insurance Department (Regulation 126).  Six contracts against the 10-year swap rate were executed with one dealer and three banks at a total cost of $19,430,625. The Company has established ISDA Credit Support Agreements with the four counter parties. Three of the counter parties have ratings equal to or higher than Aa3/AA- by Moody’s and S&P, respectively, and one counter party carries an A1/A rating. These contracts expire in July 2006, July 2007 and July 2008 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a “non-qualified hedge” and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of September 30, 2005 was $19,194,477. These investments are classified on the balance sheet as “Derivative instruments”. Under FAS 133, the value of the Payor Swaptions is recognized at “fair value” (market value), with the resulting change in fair value reflected in the statement of income as a realized loss. The change in market value in the 3rd Quarter of 2005 was a loss of $236,148. The Company has determined that the average fair value, based upon weekly market values for the period  (July 31, 2005 to September 30, 2005), was $18,461,212.

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

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Long Term Debt Obligations	$ -	$ -	$ 100,000	$ -	$ 100,000
Interest on Long-Term Debt Obligations	$ 7,875	$ 15,750	$ 3,938	$ -	$ 27,563

Policyholder Account Balance with Contractual Maturities (1)	$ 158,500	$ 268,400	$ 209,900	$ 1,268,600	$ 1,905,400

(1) These liabilities are reflected within “Policyholder Liabilities” in the consolidated balance sheet, and amount to approximately $985.4 million as of September 30, 2005.  The difference between the recorded liability and the total payment amount is approximately $919.9 Million and is comprised of (i) future interest to be credited and (ii) the effect of mortality discount for those payments that are life contingent.  Most of the remaining policyholder liabilities (approximately $2,830.0 million) involve deferred annuity contracts, which are contractually surrenderable at any time.  Approximately 72.6% of these obligations have surrender penalties.  These surrender charges, along with those contracts that involve contractual maturities, help to mitigate the asset/liability management process.  (See discussion under Liquidity and Capital Resources Section.)

Long-term debt obligations consist of $100 million, 7 7/8% senior notes due February 15, 2009.  See “Note 3 in Notes to the Consolidated Financials Statements” for additional discussion concerning both long-term and short-term obligations.

Effects of Inflation and Interest Rate Changes

In a rising interest rate environment, the Company's average cost of funds would be expected to increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. In addition, the market value of the Company's fixed maturity portfolio decreases resulting in a decline in shareholders' equity.  Concurrently, the Company would attempt to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities associated with such annuities.  Management believes that the liquidity necessary in such an interest rate environment to fund withdrawals, including surrenders, would be available through income, cash flow, and the Company's cash reserves or from the sale of short-term investments.

28.

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

29.

The Company accounts for its derivative financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instrument and Hedging Activities”.  SFAS No. 133 requires all derivative instruments to be recorded in the balance sheet at fair value.  The fair value of the Company’s principal derivative instruments, Payor Swaptions, are based on quoted market prices and are valued by investment dealers using models that utilize observable market data. Changes in the fair value are recorded as financial income (expenses) in the period in which they arise.  The Company has not designated its derivatives related to marketable securities as hedges, in accordance with SFAS No. 133.  Accordingly, the change in fair value of derivatives is recognized as a component of realized investment gains and losses in earnings as described above.  The variation in the mark-to-market value of the Payor Swaptions can cause volatility in earnings. The Company does not hold or issue any derivative financial instruments for speculative trading purposes.

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

New Accounting Pronouncements

See Note I of the Condensed consolidated financial statements for a full description of the new accounting pronouncements including the respective dates of adoption and the effects on the results of operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks at December 31, 2004, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. During the first three quarters of 2005, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2004.

30.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2005, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures . Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the period ended September 30, 2005, the Company completed the implementation of steps previously identified to remediate previously reported material weaknesses in internal control over financial reporting, including the implementation of expanded education and training of the Company’s financial staff related to accounting for complex transactions and the engagement of outside advisors with technical accounting expertise, as needed.  The independent registered public accounting firm has not yet audited these remediated controls and will evaluate them in connection with their audit of the Company’s internal controls on December 31, 2005.  Other than the foregoing, there have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

31.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of September 30, 2005 the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

15.1

BDO Seidman, LLP Awareness Letter

15.2

Deloitte & Touche, LLP Awareness Letter

31.1

     Certification of Chief Executive Officer

31.2

     Certification of Chief Financial Officer

32.1

Certification of Chief Executive Officer

32.2

Certification of Chief Financial Officer

b)

Reports on Form 8-K

On July 5, 2005, the Company filed a Current Report on Form 8-K to report that the Insurance Company had entered into a definitive agreement on June 28, 2005 to sell its shares in The Central National Life Insurance Company of Omaha to Renaissance Holdings, LLC. a subsidiary of Delta Dental of Michigan, Inc.

On September 12, 2005, the Company filed a Current Report on Form 8-K, as amended on September 21, 2005, to report that it had dismissed Deloitte & Touche, LLP as its independent registered public accounting firm as of September 6, 2005 and had engaged BDO Seidman, LLP as its new independent registered public accounting firm as of the same date.

32.

PRESIDENTIAL LIFE CORPORATION

November 9, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   November 9, 2005

  /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:   November 9, 2005

  /s/ Charles J. Snyder

Charles J. Snyder, Chief Financial

Officer of the Registrant

33.

PRESIDENTIAL LIFE CORPORATION

November 9, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  November 9, 2005

/s/Herbert Kurz

----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  November 9, 2005

/s/ Charles Snyder

----------------------

Charles J. Snyder,

Chief Financial Officer of the Registrant

34.

Exhibit 15.1

November 9, 2005

Presidential Life Corporation and Subsidiaries
69 Lydecker Street
Nyack, NY 10960

We have made a review, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), of the unaudited condensed consolidated interim financial information of Presidential Life Corporation and subsidiaries as of September 30, 2005 and for the nine months and three months ended September 30, 2005, as indicated in our report dated November 9, 2005; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference in Registration Statement No. 333-63831 on Form S-8 and Registration Statement No. 333-08217 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

BDO Seidman, LLP

New York, New York

35.

Exhibit 15.2

November 9, 2005

Presidential Life Corporation and Subsidiaries
69 Lydecker Street
Nyack, NY 10960

We have made a review, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), of the unaudited condensed consolidated interim financial information of Presidential Life Corporation and subsidiaries for the three and nine months ended September 30, 2004 (as restated), as indicated in our report dated November 9, 2004 (November 9, 2005 as to the effect of the restatement discussed in Note 8), (which report contains an explanatory paragraph discussing the restatement of the September 30, 2004 Condensed Consolidated Financial Statements); because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference in Registration Statement No. 333-63831 on Form S-8 and Registration Statement No. 333-08217 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Deloitte & Touche, LLP

New York, New York

36.

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

4.

The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

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

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

5.

The company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

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

Date: November 9, 2005

   /s/Herbert Kurz

---------------------

                 Herbert Kurz

                 Chief Executive Officer

37.

Exhibit 31.2

Certification of Chief Financial Officer

       Pursuant to Exchange Act Rule 13a-15f

I, Charles Snyder, Chief Financial Officer and Treasurer of Presidential Life Corporation certify that:

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

4.

The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

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

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

5.

The company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

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

Date: November 9, 2005

                                          /s/Charles Snyder

                                                                                                    ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

38.

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations                     of  the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

November 9, 2005

39.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

-------------------

Charles Snyder

Treasurer and Chief Financial Officer

November 9, 2005

40.