Form 10-K
period 2005-12-31
PRESIDENTIAL LIFE CORP
filed 2006-03-16
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number 0-5486

Presidential Life Corporation

Delaware	13-2652144
(State of incorporation)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

Indicate By check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 14, 2006 was approximately

$660,139,932 based upon the closing price of such stock on that date.

The number of shares outstanding of the Registrant’s common stock as of March 14, 2006 was 29,431,116.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the definitive proxy statement to be used in connection with the registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Other documents incorporated by reference into this Form 10-K are listed in the Exhibit Index.

PART 1

ITEM 1.

BUSINESS

General

Presidential Life Corporation (the “Corporation” or “Company”) is an insurance holding company that, through its wholly-owned subsidiary, Presidential Life Insurance Company (the “Insurance Company”), operates principally in a single reporting segment with two primary operating segments – individual annuities and individual life insurance.  Unless the context otherwise requires, the “Corporation” shall be deemed to include Presidential Life Corporation and its subsidiaries.  The Corporation was founded in 1969 and, through the Insurance Company, is licensed to market its product in 49 states and the District of Columbia.  Approximately 42.8% of the Insurance Company’s 2005 sales of annuity and life insurance products were made to individuals residing in the State of New York.

Products

The Insurance Company currently emphasizes the sale of a variety of single premium and flexible premium annuity products.  Each of these products is designed to meet the needs of increasingly sophisticated consumers for supplemental retirement income and estate planning.

Due to the competitive nature of the term, whole life and universal life insurance business and the negative impact of that competition on profits from such business, management decided to exit the traditional life market in March 2004 for at least so long as such market conditions prevail.  The Insurance Company will continue to service the inforce business and continue to issue the more profitable graded benefit life product.

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

Single Premium Deferred Annuities (“SPDAs”) provide for a single premium at time of issue, an accumulation period and an annuity payout period at some future date.  During the accumulation period, the Insurance Company credits the account value of the annuitant with earnings at a current interest rate that is guaranteed for periods ranging from one to six years, at the annuitant’s option, and that, thereafter, is subject to change based on market and other conditions.  Each contract also has a minimum guaranteed rate.  The accrual of interest during the accumulation period is on a tax-deferred basis to the annuitant.  After the number of years specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity as a single payment, a specified income for life, or a specified income for a fixed number of years.  The annuitant is permitted at any time during the accumulation period to withdraw all or part of the single premium paid plus the amount credited to his or her account.  Any such withdrawal, however, typically is subject to a surrender charge during the early years of the annuity contract.

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

The Insurance Company’s deferred annuity products are designed to encourage persistency by incorporating surrender charges that exceed the cost of issuing the policy.  An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years after purchase of the annuity without incurring significant penalties in the form of surrender charges.  As of December 31, 2005, approximately 74.3% of the Insurance Company’s deferred annuity contracts inforce (measured by reserves) are subject to surrender charges.

Single Premium Immediate Products guarantee a stream of payments, which begin within the first contract year and continue for the life of the annuitant or for a specified period of time. In an immediate annuity, the payment may be guaranteed for a period of time (typically five to twenty years).  If the annuitant dies during the guarantee period, payments will continue to be made to the annuitant’s beneficiary for the balance of the guarantee period.  Immediate annuities differ from deferred annuities in that they generally provide for fixed payments that are not subject to surrender or loan.  The implicit interest rate on immediate annuities is based on market conditions that exist at the time the annuity is issued and is guaranteed for the term of the annuity.

Other Annuity Products include Flexible Premium Annuities and Group Terminal Funding Annuities. Flexible annuity products provide similar benefits to those provided by the Insurance Company’s SPDA products, but instead permit periodic premium payments in such amounts as the holder deems appropriate.  Group Terminal Funding Annuity products provide benefits similar to single premium immediate annuities.  Benefits are provided to employees when a company’s pension plan is terminated or when the owner wants to transfer liability for making payments.

The following table presents annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 2005, in each case, as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

ANNUITIES IN FORCE AS OF DECEMBER 31 FOR THE FOLLOWING YEARS

	2005	2004	2003	2002	2001
	(dollars in thousands)
Single Premium
Deferred	$ 2,630,611	$ 2,597,436	$ 2,423,796	$ 2,256,448	$ 1,592,890
Immediate	664,215	686,054	700,727	701,024	605,214
Other Annuities	441,076	433,886	434,723	429,228	420,585
Total Annuities	$ 3,735,902	$ 3,717,376	$ 3,559,246	$ 3,386,700	$ 2,618,689

Number of annuity contracts in force	76,242	77,100	75,217	72,089	56,104

Average size of annuity contract in force	$ 49.0	$ 48.2	$ 47.3	$ 47.0	$ 46.7

Ratio of surrenders and withdrawals to mean surrenderable annuities in force	5.5%	4.5%	4.2%	4.1%	5.1%

Annuity Considerations – The following table sets forth certain information with respect to the Insurance Company’s annuity considerations for each of the five fiscal years ended December 31, 2005, as determined in accordance with statutory accounting principles, which includes as revenue the consideration from policyholders in such years other than consideration from immediate annuities without life contingencies.  The information below differs from the premiums shown on the Corporation’s consolidated financial statements in accordance with GAAP in that, under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

Distribution of Products – By Gross Annuity Considerations

	For the fiscal year ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Single Premium Deferreds	$ 94,075	$ 182,518	$ 169,331	$ 658,617	$ 511,588
Single Premium Immediates	27,367	28,351	32,596	67,524	93,871
Other Annuity Considerations	10,198	14,025	11,532	12,326	10,277

Total Annuity Considerations	$ 131,640	$ 224,894	$ 2 13,459	$ 738,467	$ 615,736

Life Insurance Business

Graded Benefit Life policies (the only life product currently issued) are products designed for the upper age (i.e. ages 40-80 in most states), substandard applicant.  Depending upon age, these products provide for a limited death benefit of either the return of premium plus 5% interest for three years, or the return of premium plus 5% interest for two years.  Thereafter, the death benefit is limited to the face amount of the policy.  This product typically is offered with a maximum face value of $50,000.

Other Life products inforce, but no longer being issued, include Universal Life, Whole Life, and Term Life.  Universal life policies, flexible premium and single premium, are interest-sensitive products, which typically provide the insured with “non-participating” (i.e. non-dividend paying) life insurance with a cash value.  Current interest is credited to the policy’s cash value based primarily upon interest rates.  In no event, however, will the interest rate credited on the policy’s cash value be less then the guaranteed rate specified in the policy.  Whole life policies are products that provide the insured with life insurance with a guaranteed cash value.  Typically, a fixed premium, which costs more than comparable term coverage when the policyholder is younger, but less than comparable term coverage as the policyholder grows older, is paid over a period of years.  Whole life insurance products combine insurance protection with a savings plan that gradually increases over a period of time, which the policyholder may borrow against.  Term life policies are products that provide insurance protection if the insured dies during the time period specified in the policy.  No cash value is built up.  Term life products provide the maximum benefit for the lowest initial premium outlay.

Insurance Policies Inforce – The following table sets forth universal, whole and term life insurance policies inforce, as well as, certain statistical data for each of the five years ended December 31, 2005.

LIFE INSURANCE INFORCE

	2005	2004	2003	2002	2001
	(dollars in thousands)
Beginning of year:
Universal	$ 459,744	$ 474,888	$ 444,200	$ 385,857	$ 370,393
Whole <F1>	146,604	136,744	146,359	151,596	167,214
Term	748,069	731,879	562,363	402,443	297,037
Total	$ 1,354,417	$ 1,343,511	$ 1,152,922	$ 939,896	$ 834,644

Sales and additions:
Universal	1,492	7,007	54,665	26,718	33,878
Whole <F1>	61,138	43,665	25,803	72,217	20,784
Term	0	85,507	233,362	216,116	150,869
Total	62,630	136,179	313,830	315,051	205,531

Terminations:
Death	11,768	9,291	10,401	8,289	7,467
Surrenders and conversions	22,173	24,310	32,196	16,898	19,299
Lapses	70,906	86,079	75,039	73,237	70,192
Other	6,128	5,593	5,605	3,601	3,321
Total	110,975	125,273	123,241	102,025	100,279

End of year:
Universal	443,738	459,744	474,888	444,200	385,857
Whole<F1>	158,669	146,604	136,744	146,359	151,596
Term	703,665	748,069	731,879	562,363	402,443
Total	$ 1,306,072	$ 1,354,417	$ 1,343,511	$ 1,152,922	$ 939,896

Total reinsurance ceded	$ 814,538	$ 868,321	$ 859,249	$ 706,667	$ 550,194

Total insurance inforce at end of year net of reinsurance	$ 491,534	$ 486,096	$ 484,262	$ 446,255	$ 389,702

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

1)

The risk that a claim on an individual employee exceeds a certain level, usually called the specific deductible or self-insured retention. This is known as specific stop-loss coverage. This level is usually defined in terms of dollars on a particular life. For example, the specific deductible may be $50,000 of claims paid by the plan on any one life.

2)

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

The Central National Life Insurance Company of Omaha

On December 29, 1999, the Corporation purchased Central National Life Insurance Company of Omaha (“CNL”) from the Household Insurance Group Holding Company, a subsidiary of Household International, Inc.  In June 2002, the Corporation transferred the ownership of CNL to the Insurance Company as a capital contribution and, as a result, CNL became a wholly owned subsidiary of the Insurance Company.

On October 31, 2005, the Insurance Company sold the shares of CNL to Renaissance Holding Company, a Michigan corporation (“Renaissance”).  Total proceeds from the sale were $14,316,101, consisting of $2,422,500 allocated to the 52 Certificates of Authority held by CNL and $11,893,601 allocated to the statutory and capital surplus of CNL.

Marketing and Distribution

The Insurance Company is licensed to market insurance products in 49 states and the District of Columbia.  The Insurance Company distributes its annuity contracts and life insurance policies (products) through 876 independent General Agents (303 of which are located in New York State).  These General Agents, in turn, distribute the Insurance Company’s products through their 18,080 licensed insurance agents or brokers most of whom also distribute similar products marketed by other insurance companies.  Management believes the Insurance Company offers innovative products and quality service and that its product commission rates are competitive.  The New York State Department of Insurance (NYSID) regulates General Agent commission rates.

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

The Insurance Company’s top ten General Agents, as measured by combined 2005 annuity and life premiums, accounted for approximately 27% of the Insurance Company’s sales in 2005.  No single General Agent accounted for more than 4.7% and no single agent accounted for more than 2.3% of total sales.  Management believes no single distribution source loss will have a material adverse impact on the Insurance Company.  However, the simultaneous loss of several distribution sources would diminish our product distribution and reduce sales unless these sources are timely replaced.  To guard against this contingency, the Insurance Company continuously recruits new independent General Agents.

Underwriting Procedures

Since March 2004, the only life policy the Insurance Company has issued has been Graded Benefit Life, a guaranteed issue product that requires no underwriting.  The maximum face amount for this product is $50,000.  The Insurance Company continues to maintain its life inforce business and this may require additional underwriting (i.e. reinstatements, re-entries, and conversions).  In that regard, the Insurance Company has adopted and follows detailed, uniform underwriting procedures designed to assess and quantify insurance risks.  To the extent that a policyholder eligible for reinstatement, reentry or conversion does not meet the Insurance Company’s underwriting standards at the standard risk classifications, the Insurance Company may offer to issue a classified, sub-standard or impaired risk policy for a risk adjusted premium amount rather than declining the application.  The amount of the Insurance Company’s impaired risk insurance in force in proportion to the total amount of the Insurance Company’s individual life insurance in force was approximately 6.1% at December 31, 2005.

Policy Claims

Individual life claims are received and reviewed by claims examiners at the Insurance Company’s home office.  The initial review of claims includes verification that coverage is in force and that the claim is not subject to exclusion under the policy.  Birth and death certificates are basic requirements.  Medical records and investigative reports are ordered for contestable claims.

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

Use of reinsurance does not discharge an insurer from liability on the insurance ceded.  An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from the reinsurer.  At December 31, 2005, of the approximately $1,306 million of the Company’s individual life insurance in force, the Insurance Company had ceded to reinsurer’s approximately $815 million.  The principal reinsurance companies of individual life policies with whom the Insurance Company does business at December 31, 2005 were Transamerica Occidental Life Insurance Company (Letter of Credit) and Swiss Re Life and Health America, Inc. (A.M. Best ratings of “A+ (Superior)”).

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

Management believes that the Insurance Company’s ability to compete is dependent upon, among other things, its ability to retain and attract independent General Agents to market its products and to successfully develop competitive, profitable products.  Management believes that the Insurance Company has good relationships with its agents, has an adequate variety of products approved for issuance and generally is competitive within the industry in all applicable areas.

Investments And Investment Policy

At December 31, 2005, the Corporation had an aggregate of investment assets and cash of $4.72 billion.  Of that amount, approximately 85.5%, or $4.03 billion, were invested in fixed maturity bonds and notes, consisting primarily of corporate bonds ($2.4 billion), U.S. Government, government agencies and authorities bonds ($704.1 million), public utility bonds ($440.2 million), commercial mortgage backed securities ($279.7 million), and preferred stocks ($163.7 million).  Approximately $283.2 million or 6.0% of invested assets were invested in limited partnerships, $316.0 million or 6.7% was invested in cash and short-term investments and the remainder was held as common stock, swaptions, policy loans and real estate.

Investment Grade Corporate Bonds

As of December 31, 2005, approximately 74.8% or $3.53 billion of the Corporation’s investment portfolio consisted of investment grade securities.  Of that amount, approximately $2.2 billion consisted of investment grade corporate bonds. Approximately $14.3 million are private placements which management believes are marketable to other institutional investors.

Below Investment Grade Securities

As of December 31, 2005, the Corporation held approximately $304.6 million in below investment grade securities, according to NAIC designations, representing approximately 6.45% of the Corporation’s investment portfolio.  Of that amount, $239.1 million consisted of corporate bonds, $62.8 million in public utility bonds and $2.7 million in local governmental authority bonds.  Of these, approximately $187.7 million are rated at the highest below-grade investment level.  Seventy-nine percent (79%) of the Corporation’s holdings of below grade bonds were purchased at investment grade levels.  Included in the below-grade bond portfolios are non-performing assets totaling $10.1 million, or .21% of total invested assets.

Government Bonds

As of December 31, 2005, the Corporation held approximately $704.1 million in U.S. Treasury or other government agency bonds consisting primarily of U.S. Treasury and GNMA, FNMA, FHLMC and FHLB obligations.

Public Utility Bonds

As of December 31, 2005, the Corporation held $440.2 million in public utility bonds, representing 9.3% of the investment portfolio.  Of that amount, 85.7% or $377.4 million consisted of investment grade securities.  Approximately two-thirds of the holdings represented bonds issued by the operating companies of electric and gas utilities, with the balance consisting of an assortment of electric utility holding company bonds, capital trust securities and U.S. dollar holdings in foreign electric and water utilities.  The portfolio is diversified, with 91 individual holdings of primarily investment-grade companies.  Given their large and continuing need for additional capital, public utilities are sensitive to a general rise in overall interest rates.  However, these risks are mitigated by overall economic growth, as utilities benefit by increased usage of electricity and gas and by an overall growth in their customer rate-base.

Collateralized Debt Obligations

As of December 31, 2005, approximately $ 77.5 million (1.6%) of the Company’s investment portfolio was invested in Collateralized Debt Obligations (“CDO”) [excluding the CDO Income Notes associated with the principal protected notes discussed in Item 7: “Management’s Discussion – Principal Protected Notes”].  Between 1994 and 1999, the Company purchased a number of CDOs with an aggregate par value of $155.8 million.  Sales and calls reduced this amount to $128.2 million at December 31, 2005.  These are investment vehicles that issue equity and debt to finance their purchase of a wide range of fixed-income assets.  Most of the CDO debt purchased by the Company financed the purchase of high-yield bonds and bank loans.  These CDOs are managed by professional portfolio managers with established track records in the relevant asset classes.  CDOs are structured to provide diversification with respect to issuers, industry sector and/or asset classes.  Guidelines and limits regarding diversification are determined by the rating agencies and collateral managers at the start of each transaction.

While the Company purchased both investment-grade and non-investment grade CDO debt, most of the CDO’s held by the Company are currently rated non-investment grade as a result of large numbers of defaults and historically low recovery levels for high-yield debt issued in 1997 and 1998.  The Company’s CDO portfolio has realized losses of approximately $36.6 million due to aggressively underwritten CDO transactions and a declining credit cycle.  During the past two years, however, during an improving credit cycle with low interest rates, the market value for the Company’s remaining CDOs now reflects an unrealized gain of approximately $16.8 million as of December 31, 2005. The CDO portfolio was responsible for generating approximately $8.5 million in annual income in 2005.  The market value and level of distributed income of the CDO portfolio is expected to fluctuate with changes in interest rates and the changes in credit spreads associated with below investment-grade debt.

Callable Agency Securities

The Company from time to time purchases callable bonds and notes issued by one of the U.S. Government sponsored entities: FNMA, FHLMC, FHLB and the FFCB.  As of December 31, 2005, the Company had a market value total of $445 million in positions as shown below.

	Par Value	Book Value	Market Value

Federal Farm Credit Bank (FFCB)	$32,280,000	$ 32,170,632	$ 31,609,509
Federal Home Loan Bank (FHLB)	632,570,000	178,404,323	177,967,432
Freddie Mac (FHLMC)	586,660,000	146,456,897	146,339,080
Fannie Mae (FNMA)	91,158,000	90,852,847	88,739,766
Total Callable	$1,342,668,000	$ 447,884,699	$ 444,655,787

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

Commercial Mortgage Backed Securities

As of December 31, 2005, approximately $279.7 million (5.9%) of the Company’s investment portfolio was invested in commercial mortgage-backed obligations (“CMBS”).  Mortgage-backed securities are generally subject to prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of the lower current rates.  As a result, holders of mortgage-backed securities may receive prepayments on their investments that cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgages.  Notwithstanding the foregoing, the Company’s investment portfolio has not been materially impacted as a result of such prepayments because it purchases such securities at prices no greater than par and the Insurance Company has invested primarily in mezzanine level CMBS that generally have limited prepayment risk.  These securities are collateralized by commercial mortgages, which have provisions, which limit loan prepayments and a security structure, which further directs principal payments to the senior most outstanding security before they make such distributions to the mezzanine debt, owned by the Insurance Company.

Limited Partnerships

As of December 31, 2005, approximately $283.2million (6.0%) of the Company’s investment portfolio consisted of interests in over sixty limited partnerships, which are engaged in a variety of investment strategies, including debt restructurings, real estate, international opportunities and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Insurance Company to take quarterly distributions of partnership earnings.

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

The Insurance Company has been investing in limited partnerships for over seventeen years.  During this time, the Insurance Company has had an opportunity to consider and evaluate a substantial number of limited partnerships and their managers.  The Insurance Company makes limited partnership investments based on a number of considerations, including the reputation, investment philosophy (particularly with respect to risk), performance history and investment strategy of the manager of the limited partnership.  Managers of the limited partnerships in which the Insurance Company is invested include, among others, Blackstone Investment Management, Starwood Capital, Goldman Sachs Partners, Trust Company of the West Asset Management, Clayton Dubilier & Rice Partners, Apollo Real Estate and Fortress Investment Group.

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

Pursuant to the terms of certain limited partnership agreements to which the Insurance Company is a party, the Insurance Company is committed to contribute, if called upon, an aggregate of approximately $88.7 million of additional capital to such limited partnerships.  $14.9 million in commitments will expire in 2006, $20.3 million in 2007, $18.2 million in 2008, $16.2 million in 2009 and $19.0 million in 2010.

The book value of the Corporation’s investments in limited partnerships as of December 31, 2005, 2004 and 2003 was approximately $283.2 million, $315.6 million and $323.1 million respectively.  Net investment income derived from the Insurance Company’s interests in limited partnership investments aggregated approximately $63.5 million, $57.5 million and $30.2 million in fiscal 2005, 2004 and 2003 respectively.  These amounts represented 18.6%, 16.9% and 10.1% of the Company’s total net investment income in such years.

Despite the Company’s ongoing successful returns on its limited partnership investments and their substantial contributions to the Company’s profits in recent years, the ratings agencies which evaluate the Company have an unfavorable view of such investments.  The Company believes that this has contributed to recent ratings downgrades (See Item 7-Management’s Discussion and Analysis-Ratings Agencies).  As such, although the limited partnership investments have contributed substantially to the Company’s profits, they have not enabled the Company to achieve the ratings upgrades that might be expected to accompany such profitable performance.  This factor is continually monitored by Company’s management in determining whether and to what extent the Company will continue to invest in limited partnerships at current, reduced or increased levels.  Such decisions will be subject to the approval of the Chief Investment Officer and the Investment Committee and the review and approval by the Board of Directors of the Insurance Company, as the case may be.

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

Other

As of December 31, 2005, the Company’s investment portfolio included approximately $163.7 million (3.5%) invested in preferred stock, and approximately $44.7 million (.9%) invested in common stock.  The Company’s only direct real estate investments are two buildings in Nyack, New York, which are used as the current home office of the Insurance Company, and two acres of undeveloped land in Nyack, New York.

The following table sets forth the scheduled maturities for the Company’s investments in bonds and notes as of December 31, 2005.

Scheduled Maturities
Maturity <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(in thousands)
Due in one year or less	$ 40,648	1.05
Due after one year through five years	309,795	8.01
Due after five years through ten years	1,063,146	27.48
Due after 10 years through 20 years	2,175,709	56.23
Total	3,589,298	92.77
Mortgage-backed bonds (various Maturities)	279,695	7.23
Total bonds and notes	$ 3,868,993	100.00%

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

The NAIC assigns securities quality ratings and uniform prices called “NAIC Designation”, which are used by insurers when preparing their statutory annual statements.  The NAIC annually assigns designations at December 31 to publicly traded as well as privately placed securities.  These designations range from class 1 to class 6, with a designation in class 1 being of the highest quality.  Of the bonds and notes in the Company’s investment portfolio, approximately 92.1% were in one of the highest two NAIC Designations at December 31, 2005.

The following table sets forth the carrying value and estimated fair value of these securities according to NAIC Designations at December 31, 2005.

NAIC Designations (generally comparable to Moody’s ratings <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(in thousands)
1 (Aaa, Aa, A) <F3>	$ 2,179,550	56.33
2 (Baa)	1,384,871	35.80
Total investment grade	3,564,421	92.13
3 (Ba)	187,675	4.85
4 (B)	77,137	1.99
5 (Caa, Ca)	29,663.77
6 (C)	10,097.26
Total non-investment grade <F4>	304,572	7.87
Total	$ 3,868,993	100.00%

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

<F3>

This amount includes one security, totaling $12.6 million, that has been rated AAA by Moody’s, Standard and Poors or Fitch and which was not assigned a rating by the NAIC.

<F4>  Approximately 79.1% of the non-investment grade bonds represents bonds that experienced credit migration from investment grade status.

The following table sets forth the composition of the Company’s bond and notes portfolio by rating as of December 31, 2005.

Rating <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(in thousands)
Aaa <F3>	$ 790,162	20.42
Aa	274,167	7.09
A	1,122,691	29.02
Baa	1,340,807	34.65
Total investment grade <F4>	3,527,827	91.18
Ba	235,130	6.08
B	68,993	1.78
C	37,043	0.96
Total non-investment grade	341,166	8.82
Total	$ 3,868,993	100.00%

<F1>    Ratings are those assigned primarily by Moody’s when available, with remaining ratings assigned by Standard & Poor’s and converted to a generally comparable Moody’s rating.  Bonds not rated by any such organization (e.g., private placement securities) are included based on the rating prescribed by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”).  NAIC class 1 is considered equivalent to an A or higher rating; class 2, Baa; class 3, Ba; and classes 4-6, B and below.  All securities are classified as available for sale; accordingly total carrying value equals estimated fair value

<F2>   Independent pricing services provide market prices for most publicly traded securities.  Where prices are unavailable from pricing services, prices are obtained from securities dealers and valuation methodologies.

<F3>

Includes one security, totaling $12.6 million, that have been rated AAA by Moody’s, Standard and Poors or Fitch with respect to repayment of principal only.

<F4>   Approximately 19.1% consists of U.S government and agency bonds.

New York State Insurance Department Regulation 130

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance  Department (“NYSID”).  Under this Regulation, the Insurance Company’s ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting.  As of December 31, 2005, approximately 5.8% of the Insurance Company’s total admitted assets were invested in below investment grade debt securities.  Included in the below investment grade debt securities were 14 bond holdings in the Insurance Company’s investment portfolio that were in default, with an estimated fair value totaling $7.7 million at December 31, 2005.  For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”  Also see “Note 2 to the Notes to Consolidated Financial Statements” for certain other information concerning the Company’s investment portfolio.

Investment Portfolio Summary

The following table summarizes the Company's investment portfolio at December 31, 2005.  This table consists primarily of fixed maturity investments available for sale, which are carried at fair value.

Investment Portfolio

Total Carrying Value<F1>
(dollars in thousands)
Fixed Maturities
Bonds and Notes:
U.S. Government, government agencies
and authorities	$ 704,137
Investment grade corporate<F2>	2,205,883
Public utilities	440,195
Below investment grade corporate	239,083
Mortgage backed	279,695
Preferred stocks	163,709

Total Fixed Maturities	4,032,702

Equity Securities
Common stock	44,725

Other Investments:
Policy loans	19,670
Real Estate	415
Other long-term investments<F3>	283,153
Derivatives	18,996
Cash and short-term investments	316,001

Total cash and investments	$ 4,715,662

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

<F2>

Ratings are based primarily upon those assigned by the NAIC.   Amount includes one security totaling $12.6 million, with an investment grade rating with respect to repayment of principal only.

<F3>

Consist principally of investments in limited partnerships, which are accounted for under the equity method.  The equity method is an accounting method used to determine income derived from a company’s investment in another company over which it exerts significant influence.  Under the equity method, investment income equals a share of net income proportional to the size of the equity investment.

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

The Insurance Company is subject to regulation and supervision by the insurance regulatory agencies of the states in which it is authorized to transact business.  State insurance laws establish supervisory agencies with broad administrative and supervisory powers.  Principal among these powers are granting and revoking licenses to transact business, regulate marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.  One of the requirements is that the Insurance Company performs annual cash flow testing of its assets and liabilities.  Based on the testing performed, the Insurance Company held an asset/liability reserve of $60 million at year-end 2005, $60 million at year-end 2004 and $10 million at year-end 2003, for statutory accounting purposes only, to address the risk of a substantial increase in surrenders in a rising interest rate environment.

During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government, and the National Association of Insurance Commissioners (NAIC).  Various states have considered or enacted legislation that changes, and in many cases increases, the states’ authority to regulate insurance companies.  Legislation was passed in Congress that could result in the federal government assuming some role in the regulation of insurance companies and allowing combinations among insurance companies, banks, and other entities.  In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations.  These initiatives include investment reserve requirements, risk-based capital standards, and codification of insurance accounting principles, new investment standards, and restrictions on an insurance company’s ability to pay dividends to its shareholders.  All of these have had and will continue to have a material impact on the conduct of the Company’s business.

The Insurance Company is required to file detailed periodic reports and financial statements with the state insurance regulators in each of the states in which it does business.  In addition, insurance regulators periodically examine the Insurance Company’s financial condition, adherence to statutory accounting practices and compliance with the insurance department rules and regulations.  As part of their routine regulatory oversight process, the New York State Insurance Department (NYSID) generally conducts detailed examinations of the books, records and accounts of the Insurance Company every three years.  The Insurance Company’s most recent examination occurred during 2004 for the three-year period ending December 31, 2003. The final report was issued on April 7, 2005.  During the review of the reserves, concerns were raised regarding the duration of the supporting assets relative to the duration of liabilities and the risks this posed under increasing interest rate scenarios.  In response, as described above, the Insurance Company established additional statutory reserves.  In addition, the Company completed a rebalancing of its portfolio by shortening the term of approximately $800 million of its assets during 2005.   No other significant issues or adjustments were noted.

Statutory Reporting Practices

The Insurance Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the New York Insurance Department.  The New York Insurance Department has adopted the provisions of the NAIC’s  Statutory Accounting Practices as the basis for its statutory practices.  Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP.  The following are the major differences between Statutory Accounting Principles (“SAP”) and GAAP:

▪

SAP, unlike GAAP, utilizes asset valuation reserves and interest maintenance reserves, which are intended to stabilize surplus from fluctuations in the value of the investment portfolio.

▪

Future policy benefits and policyholders' account balances under SAP differ from GAAP due to differences between actuarial assumptions and reserving methodologies.

▪

Certain policy acquisition costs, such as commissions, sales inducements, and certain expenses related to policy issuance and underwriting are expensed as incurred under SAP but are deferred under GAAP and amortized over the premium-paying period of the related policies or based on past and projected profits to achieve a matching of revenues and expenses.

▪

Under GAAP, Deferred Federal income taxes provide for temporary differences, which are recognized in the consolidated financial statements in a different period than for Federal income tax purposes. Deferred taxes are also recognized in statutory accounting practices; however, there are limitations as to the amount of deferred tax assets that may be reported as admitted assets. The change in the deferred taxes is recorded in surplus, rather than as a component of income tax expense.

▪

For statutory accounting purposes, debt securities are recorded at amortized cost, except for securities in or near default, which are reported at fair value. Under GAAP, they are carried at amortized cost or fair value based on their classification as either held to maturity or available for sale.

▪

Certain assets, such as furniture and equipment, agents’ debit balances, and prepaid expenses, are not admissible under SAP but are admissible under GAAP.

▪

Under SAP, Universal Life and deferred annuities are recognized as premium when received.  Under GAAP, the premiums received are recorded as an increase in a liability for policyholder account balances.

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

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to Company without obtaining prior regulatory approval.  Under New York law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the end of the immediately preceding calendar year, or (ii) its net gain (after tax) from operations for the immediately preceding calendar year.  Any dividend in excess of such amount is subject to approval by the Superintendent.  The Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The NYSID has established informal guidelines for such determinations.  The guidelines focus on, among other things, an insurer’s overall financial condition and profitability under statutory accounting practices.  Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP.  The significant differences relate to the treatment of deferred policy acquisition costs, deferred income taxes, required investment reserves and reserve calculation assumptions.

The Company has had sufficient resources to fund all of its cash requirements in 2003, 2004 and 2005 without the receipt of any dividends from the Insurance Company.  However, there can be no assurance that this will continue to be the case in subsequent years.  In such event, Management of the Company cannot provide assurance that the Insurance Company will have adequate statutory earnings to support payment of dividends to the Company in an amount sufficient to fund the Company’s cash requirements, including the payment of dividends, or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.

Investment Reserves

Asset Valuation Reserve – Statutory accounting practices require a life insurance company to maintain an Asset Valuation Reserve (“AVR”) to absorb realized and unrealized capital gains and losses on a portion of an insurer’s fixed income securities and equity securities.

The AVR is required to stabilize statutory surplus from fluctuations in the market value of bonds, stocks, mortgages, real estate, and other long-term investments.  The maximum AVR is calculated based on the application of various factors that are applied to the assets in the insurer’s portfolio.  The AVR generally captures credit-related realized and unrealized capital gains and losses on such assets.  Each year the amount of an insurer’s AVR will fluctuate as the investment portfolio changes and capital gains and losses are absorbed by the reserve.  To adjust for such changes over time, contributions must be made to the AVR in an aggregate amount equal to 20% of the difference between the maximum AVR as calculated and the actual AVR.  These contributions may result in a slower rate of growth in or a reduction of the Insurance Company’s Unassigned Surplus.  The extent of the impact of the AVR on the Insurance Company’s surplus depends in part on the future composition of the Insurance Company’s investment portfolio.

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

NAIC-IRIS Ratios

The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies 12 industry ratios and specifies “normal ranges” for each ratio.  The IRIS ratios were designed to advise state insurance regulators of significant changes in an insurance company’s product mix, large reinsurance transactions, increases or decreases in premiums received, and certain other changes in operations.  These changes need not result from any problems with an insurance company but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC.  When an insurance company has four or more ratios falling outside “normal ranges,” state regulators may, but are not obligated to, inquire of the company regarding the nature of the company’s business to determine the reasons for the ratios being outside the “normal range.”  No regulatory significance results from being out of the normal range on fewer than four of the ratios.  For the year ended December 31, 2005, two ratios fell outside the normal range.  One ratio “Change in Premium” resulted in a ratio of –35%.  Any result below –10% is considered outside the “normal range”.  This result is mainly attributable to the decrease in Annuity Considerations.  In 2004, annuity considerations totaled approximately $224.9 million, this decreased to approximately $131.6 million in 2005.  The 2005 decrease was attributable to many factors primarily, of which were management’s decision to reduce sales in order to conserve capital and improve the company’s capital and surplus ratios. The other ratio, “Change in Reserve Ratio – Life”

resulted in a ratio of 139% and is considered outside the normal range.  This result is primarily attributable to the increase in the life reserves, an increase of approximately $5.7 million for 2005 compared to ($0.6) million in 2004.   The termination of a reinsurance assumed treaty with Transamerica led to the release of approximately $3.3 million in reserves.   In addition, lower surrenders and death claims on the Single Premium Whole Life product led to an approximate $2.6 million more of an increase in the reserves in 2005 than in 2004.

Risk-Based Capital

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2005, the Insurance Company’s Company Action Level was $97.6 million and the Mandatory Control Level was $34.1 million. The Insurance Company’s adjusted capital at December 31, 2005 and 2004 was $338.3 million and $264.1 million, respectively, which exceeds all four-action levels.

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

The amount of these assessments against the Insurance Company in 2005 and prior years have not been material.  However, the amount and timing of any future assessment against the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Corporation and the Insurance Company.  As such, no reasonable estimate of such assessments can be made.

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

Affiliates

The Corporation has one principal subsidiary, the Insurance Company.  The Insurance Company had one subsidiary, Central National Life Insurance Company of Omaha Inc., which was sold October 31, 2005.  The Corporation has three additional subsidiaries, Presidential Securities Corporation, P.L. Assigned Services Corporation, and Presidential Asset Management Company, Inc.  In aggregate, these three subsidiaries are not material to the Corporation’s consolidated financial condition or results of operations.  In addition, the Corporation consolidates the issuers of 17 principal protected note investments due to a majority ownership percentage of the notes issued by those issuers and its unilateral ability to cause the liquidation of these issuers.

ITEM 1A.

RISK FACTORS

The following are certain risk factors that could affect the Corporation’s business, financial results and results of operations.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K.  Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining our actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

▪

Changes in general economic conditions, including the performance of financial markets and interest rates:

The Corporation is affected by the general state of financial markets and economic conditions in the U.S. and elsewhere.    The Company’s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  While the Corporation attempts to obtain a desired return on its investment portfolio without exposing the Corporation to excess risk, there can be no guarantee that its strategies will be successful. Defaults on fixed maturities and a downturn in the market may diminish the value of the Company’s invested assets and adversely affect its sales, profitability and investment returns.

The Corporation attempts to reduce the impact of changes in interest rates on the profitability and financial condition of its fixed annuity operations through the rebalancing of its portfolio and payor swaption investments (see asset/liability management).  There can be no guarantee that its strategies will be successful.  During a period of rising interest rates, annuity contract surrenders and withdrawals may increase as customers seek to achieve higher returns.  Despite its efforts to reduce the impact of rising interest rates, the Company may be required to sell assets to raise the cash necessary to respond to such surrenders and withdrawals, thereby realizing capital losses on the assets sold.  An increase in policy surrenders and withdrawals may also require the Company to accelerate amortization of policy acquisition costs relating to these contracts, which would further reduce its net income.

During periods of declining interest rates, borrowers may prepay or redeem bonds that the Company owns, which would force it to reinvest the proceeds at lowered interest rates.  The Company’s general account products generally contain minimum interest rate guarantees.  These minimum guarantees may constrain the Company’s ability to lower credited rates in response to lower investment returns.  Therefore, it may be more difficult for the Company to maintain its desired spread between the investment income it earns and the interest it credits to its customers, thereby reducing its profitability.

▪

Investment in limited partnerships:

As of December 31, 2005, approximately $283.2 million (6.0%) of the Company’s investment portfolio consisted of interests in over sixty limited partnerships, which are engaged in a variety of investment strategies, including real estate, debt restructurings, international opportunities and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Insurance Company to take quarterly distributions of partnership earnings.

There can be no assurance that the Insurance Company will continue to achieve the same level of returns on its investments in limited partnerships that it has received during the past periods or that it will achieve any returns on such investments at all.  In addition, there can be no assurance that the Insurance Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Insurance Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of returns on such investments, could have a material adverse effect on the Insurance Company’s financial condition and results of operations.

▪

Heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors:

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

Management believes that the Insurance Company’s ability to compete is dependent upon, among other things, its ability to retain and attract independent general agents to market its products and to successfully develop competitive, profitable products.  Management believes that the Insurance Company has good relationships with its agents, has an adequate variety of products approved for issuance and generally is competitive within the industry in all applicable areas.

▪

Our primary reliance, as a holding company, on sales of and interest on the Corporation’s investments and rent from its real estate to meet debt payment obligations, operating expenses and dividend payments:

The Corporation is a holding company and, therefore, depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. The Insurance Company is subject to laws that authorize regulatory bodies to block or reduce the flow of funds from the Insurance Company to the Corporation. Regulatory action of that kind could impede access to funds that the

Corporation needs to make payments on obligations, including debt obligations, or dividend payments. An inability of the Corporation to access funds from its subsidiaries could adversely affect its ability to meet its obligations.

▪

Adverse results from litigation, arbitration or regulatory investigations:

Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments.

▪

Regulatory, accounting or tax changes that may affect the cost of, or demand for, our products or services:

The Company's insurance business is subject to comprehensive regulation and supervision throughout the United States by both state and federal regulators.  The primary purpose of state regulation of the insurance business is to protect contract owners, and not necessarily to protect other constituencies of the Insurance Company, such as creditors or investors. State insurance regulators, state attorneys general, the National Association of Insurance Commissioners, the Securities and Exchange Commission (“SEC”), and the National Association of Securities Dealers (“NASD”) continually reexamine existing laws and regulations and may impose changes in the future. Changes in federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation, and federal taxation could lessen the advantages of certain of the Company's products as compared to competing products, or possibly result in the surrender of some existing contracts and policies or reduced sales of new products and, therefore, could reduce the Company's profitability.

The adoption of new laws or regulations, enforcement action or litigation, whether or not involving the Company, could influence the manner in which it distributes its insurance products, which could adversely impact the Company.

Different interpretations of accounting principles could have a material adverse effect on our results of operations or financial condition.  Generally accepted accounting principles are complex, continually evolving and may be subject to varied interpretation by us, our independent registered public accounting firm and the SEC. Such varied interpretations could result from differing views related to specific facts and circumstances. Differences in interpretation of generally accepted accounting principles could have a material adverse effect on our results of operations or financial condition.

▪

Downgrades in our claims paying ability, financial strength or credit ratings:

Ratings are important factors in establishing the competitive position of insurance companies. A downgrade, or the potential for such a downgrade, of any of the ratings for the Company could, among other things:

-  Materially increase the number of annuity contract surrenders and withdrawals;

-  Result in the termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of the Company's products and services; and

-  Reduce new sales of annuity contracts.

Any of these consequences could adversely affect the Company's profitability and financial condition.

▪

Changes in rating agency policies or practices:

Rating organizations assign ratings based upon numerous factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, and circumstances outside the rated company's control. In addition, rating organizations may employ different models and formulas to assess financial strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models, general economic conditions, or circumstances outside the Company's control could impact a rating organization's judgment and the subsequent rating it assigns the Company. The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company.

▪

Reliance on General Agents:

The independent General Agent system is the Insurance Company’s primary product distribution system.  The Insurance Company utilizes many General Agents to distribute its products and therefore, is not dependent on any one General Agent or agent for a substantial amount of its business.  On the other hand, independent General Agents and agents are not captive to the Company.  Management believes that interest crediting rates, General Agent product commission levels, annuity and life product features, company support services and perceived company financial stability help determine our competitive nature at any given point in time and influence General Agents and their agents to distribute our products.  The Insurance Company’s top ten General Agents, as measured by combined 2005 annuity and life premiums, accounted for approximately 27% of the Insurance Company’s sales in 2005.  No single General Agent accounted for more than 4.7% and no single agent accounted for more than 2.3% of total sales.  Management believes no single distribution source loss will have a material adverse impact on the Insurance Company.  However, the simultaneous loss of several distribution sources would diminish our product distribution and reduce sales unless these sources are timely replaced.  To guard against this contingency, the Insurance Company continuously recruits new independent General Agents.

▪

A failure in our operational systems or infrastructure could impair our liquidity, disrupt our businesses, damage our reputation and cause losses:

Shortcomings or failures in our internal processes, people or systems could lead to impairment of our liquidity, financial loss, disruption of our businesses, liability to clients, regulatory intervention or reputational damage. For example, our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions. The transactions we process have become increasingly complex and often must adhere to client-specific guidelines, as well as legal and regulatory standards. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions. Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the community in which we are located. This may include a disruption involving electrical, communications, transportation or other services.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

▪

Our businesses may be adversely affected if we are unable to hire and retain qualified employees:

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Competition in the financial services industry for qualified employees is intense. In addition, competition with businesses outside the financial services industry, for the most highly skilled individuals has been intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees; an inability to do so may impact our ability to take advantage of business opportunities or remediate inefficiencies.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

▪

Discrepancies between actual claims experience and assumptions used in setting prices for our products and establishing the liabilities for our obligations for future policy benefits and claims:

The Insurance Company establishes liabilities for amounts payable under life and health insurance policies and annuity contracts.  Generally, these amounts are payable over a long period of time and the profitability of the products is dependent on the pricing. Principal assumptions used in pricing policies and in the establishment of liabilities for future policy benefits are investment returns, mortality, expenses and persistency. The reserves reflected in the Corporation's consolidated financial statements are based upon the Corporation's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all non-interest-sensitive products.  While the Insurance Company historically has not experienced significant adverse deviations from its assumptions, there can be no guarantee that future estimates and assumptions will not significantly deviate from actual results.

▪

Discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations:

Errors in our critical assumptions could result in over or underpayments of amounts owed to or by the Company affecting reported financial results

▪

 Other risks and uncertainties that have not been identified at this time.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

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

ITEM 3.

LEGAL PROCEEDINGS

From time to time, the Corporation is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 15, 2006, the Corporation is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Corporation’s financial condition or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Corporation to its shareholders for vote during the fiscal year ended December 31, 2005.

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

	High	Low	Cash Dividends Declared per Share
Fiscal 2004
First Quarter	$ 16.10	$ 12.80	.10
Second Quarter	18.06	15.04	.10
Third Quarter	18.00	16.58	.10
Fourth Quarter	17.48	15.06	.10

Fiscal 2005
First Quarter	$ 16.54	$ 15.02	.10
Second Quarter	17.47	14.02	.10
Third Quarter	18.71	17.29	.10
Fourth Quarter	19.69	17.60	.10

Fiscal 2006
First Quarter
(through March 14, 2006)	22.43	19.63	.10

The Corporation regularly has paid cash dividends since 1980.  During the first quarter of 2006, the Corporation declared a quarterly cash dividend of $.10 per share payable April 1, 2006.  The Corporation expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and the financial condition of the Insurance Company.  Any determination to pay dividends would be at the discretion of the Corporation’s Board of Directors and is subject to regulatory and contractual restrictions as described in “Part I – Business – Insurance Regulation” and Part II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  On March 15, 2006, there were approximately 639 holders of record of the Corporation’s common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Selected consolidated financial data for the Corporation are presented below for each of the five years in the period ended December 31, 2005.  This data should be read in conjunction with the Corporation’s Consolidated Financial Statements and notes thereto and Item 7, Management’s Discussion and Analysis of Operations and Financial Condition.

Income Statement Data:
Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Total Revenue	$ 458,581	$ 396,259	$ 354,919	$ 214,790	$ 187,883
Benefits	255,743	254,022	258,148	276,769	267,350
Interest Expense on Notes Payable	9,636	9,805	9,643	10,633	8,836
Expenses, excluding interest	44,990	32,411	26,891	17,533	22,664
Total Benefits and Expenses	310,369	296,238	294,682	304,935	298,850
Provision (benefit) for Income Taxes	56,623	34,056	21,958	(26,788)	(43,224)
Net Income (loss)	$ 91,589	$ 65,965	$ 38,279	$ (63,357)	$ (67,743)
Income per Share, diluted	$ 3.11	$ 2.25	$ 1.31	$ (2.16)	$ (2.31)
Dividends per Share	$ .40	$ .40	$ .40	$ .40	$ .40
Balance Sheet Data:
At December 31,
	2005	2004	2003	2002	2001
(in thousands)
Assets	$4,895,559	$4,817,356	$ 4,509,783	$4,474,438	$ 3,779,367
Total Capitalization
Notes Payable	150,000	150,000	150,000	150,000	150,000
Shareholders’ Equity	626,496	595,734	476,259	400,944	416,029
Total	$ 76,496	$ 745,734	$ 626,259	$ 50,944	$ 566,029
Book Value Per Share	$ 21.29	$ 20.29	$ 16.24	$ 13.67	$ 14.19
Net Investment Return on Assets	7.45%	7.78%	7.38%	7.85%	8.56%

In 2001 and 2002, the general economic recession caused a severe deterioration in many investment grade companies such as Owens Corning, Pacific Gas and Electric, Southern California Edison and US Airways.  While some actually went bankrupt, many others lost their investment grade debt ratings with resulting market declines.  The Insurance Company’s investment portfolio realized losses from sales and from recognition of other than temporary impairment charges, with the result that net losses were encountered in 2001 and 2002.  In 2001, these losses were $65.1 million with an increase to a loss of $146.7 million in 2002.  A corollary impact of these was that capital ratios were adversely affected in both years.  In 2003, recoveries in the market values were experienced, which resulted in the Corporation achieving record high levels of capital and improved capital ratios.

As described under “Ratings” and “Regulation,” the Corporation’s business is substantially affected by such capital ratios and their impact on its ratings.  Consequently, the Insurance Company’s management established a policy of reducing the level of sales increases until capital and surplus ratios are further improved.  Sales are also being made with a greater selectivity based on increased profit level requirements for new business.  The Insurance Company has determined that the level of competition in the sale of traditional and universal life insurance products has made it very difficult for smaller insurance companies, such as the Insurance Company, to participate in this business in a profitable way.  Accordingly, the Insurance Company has determined that, under the current market conditions, it will not participate in the sale of traditional and universal life policies.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF   OPERATIONS

General

The Insurance Company is engaged in the sale of insurance products with three primary lines of business: individual annuities, individual life insurance, and group accident and health.  Revenues are derived primarily from premiums received from the sale of annuity contracts, life and accident and health products, and gains (or losses), from our investment portfolio.  As described in Item 1A, since 2004 the Insurance Company has suspended the sale of traditional and universal life insurance due to existing market conditions.

For financial statement purposes, our revenues from the sale of whole life and term life insurance products and annuity contracts with life contingencies are treated differently from our revenues from the sale of annuity contracts without life contingencies, deferred annuities and universal life insurance products.  Premiums from the sale of whole or term life insurance products and life contingent annuities are reported as premium income on our financial statements.  Premiums from the sale of deferred annuities, universal life insurance products and annuities without life contingencies are not reported as premium revenues, but rather are reported as additions to policyholders’ account balances.  For these products, revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from policyholders’ account balances.

Profitability in the Insurance Company’s individual annuities, individual life insurance and group accident and health depends largely on the size of its inforce block, the adequacy of product pricing and underwriting discipline, and the efficiency of its claim and expense management.

Unless specifically stated otherwise, all references to 2005, 2004 and 2003 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2005, December 31, 2004 and December 31, 2003, respectively.

When we use the term “We,” “Us” and “Our” we mean the Corporation and its consolidated subsidiaries.

In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.  These statements may relate to our future plans and objectives.  By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from results indicated in these forward-looking statements.  Important factors, among others, that could cause our results to differ from those indicated in the forward-looking statements are discussed below and under “Certain Factors That May Affect Our Business.”

Executive Overview

Results

The Corporation’s earnings per share were $3.12 for 2005, as compared to $2.25 in 2004 and $1.31 in 2003.  Results in 2005 reflected a continuation of year-to-year increases in investment income and net realized investment gains from the prior years.  Our total revenues in 2005 were $459 million, compared to $396 million in 2004 and $355 million in 2003.  The Corporation’s increases in earning and revenues in 2005 resulted primarily from the improved performance of the investment portfolio, particularly the investments in limited partnerships and capital gains. The improvement of global capital and equity markets in 2004 and 2005 also contributed to our financial performance.

Certain Factors That May Affect Our Business

There are numerous factors, some of which are outside our control, which could have a material impact on our business.  These factors include market conditions, legal and regulatory changes and operational risk.  A summary of these factors is set below:

1.

 Market Conditions:  The Corporation, like all companies, is affected by the general state of financial markets and economic conditions in the U.S. and elsewhere.  Despite certain recent improvements in business conditions, the business environment in recent years has been difficult and the ability to obtain desired returns on the investment portfolio without exposing the Corporation to excess risk has been challenging.  This, in turn, has had an impact on our willingness to expand sales of our single premium annuity products.

2.

Legal and Regulatory Risk:  As an insurance company, we are subject to substantial regulatory control.  Any material change in the framework in which we operate could have a material impact on the business.  For further discussion on how we deal with the regulatory requirements, see “Business – Insurance Regulation.”

3.

Operational Risk:  Business is dependent on our ability to process, on a daily basis, our payment obligations under outstanding policies and the condition of the investment portfolio.  Any internal failures in the internal processes, people, or systems could lead to adverse consequences to the Corporation.  In addition, despite the contingency plans in place, the ability to conduct business may be adversely impacted by the disruption in the infrastructure that supports our business and the community in which we are located.

4.

Interest Rate Risk:  The Insurance Company’s principal products are deferred annuities, which are interest rate sensitive instruments.  In an interest rate environment of falling or stable rates the Insurance Company’s annuity holders are less likely to seek to surrender their annuities prior to maturity to seek alternative, higher-yielding investments.  However, in an environment of moderately or significantly increasing rates, such surrenders should be expected to increase.  The existence currently of surrender fees on approximately 67% of the Insurance Company’s outstanding deferred annuities acts as a deterrent against surrenders.   However, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Moreover, the surrender fees are only in effect for up to the first 7 years of each annuity policy and, therefore, disappear over time (see table below).  In the event of a substantial increase in surrenders during a short period of time, the Insurance Company may have to sell off longer-term assets to pay current surrender liabilities.  The Insurance Company continually develops strategies to address the match between the timing of its assets and liabilities.  To that end, during 2005, it reduced the amount of assets invested in longer-term investments by approximately $800 million and reinvested in short and intermediate return investments at slightly reduced yields.  These reduced yields were partially offset by the gains recognized by the Insurance Company from the sale of the longer-term assets.  The Insurance Company also benefited in this regard from the consolidation of the issuers of the principal protected note investments in its investment portfolio in 2003, which placed into the Insurance Company’s investment portfolio a par value of approximately $292.3 million in U.S. Treasury Strips and similar instruments with maturity dates commencing in 2009. To protect against a substantial sudden increase in rates (300 basis points), the Company has entered into a series of payor swaption investments.  Under these investments, the Company obtained the right to enter into interest rate swap agreements with counterparties under which the Company’s interest rate obligations are fixed and the counterparties’ obligations are variable, thus protecting the Company from sudden rate increases. (See, Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources, “Asset /Liability Management.”)

Account Value with Surrender Charges Expiring

Year Expiring	Account Value (in millions)	Percent of Account Value Expiring
2006	$712.7	38.0%
2007	560.4	29.9
2008	196.5	10.5
2009	157.7	8.4
2010	77.1	4.1
2011 and later	170.4	9.1

Total	$1,874.8	100%

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

	2005	2004	2003	2002	2001
Ratio of annualized voluntary terminations (surrenders and lapses) to mean life insurance in force	7.0%	8.2%	8.5%	8.6%	10.0%

The assumed rate of return on invested cash and desired spreads during the period that insurance policies or annuity contracts are in force also affects pricing of products and currently includes an assumption by the Insurance Company of a specified rate of return and/or spread on its investments for each year that such insurance or annuity product is in force.

Investment Results

The following table summarizes the Insurance Company's investment results for the periods indicated, as determined in accordance with GAAP.

Year Ended December 31,
	2005	2004	2003	2002	2001
(in thousands)
Cash and total invested Assets <F1>	$ 4,678,264	$ 4,640,865	$ 4,280,184	$ 3,891,429	$ 3,177,651
Net investment income <F2>	$ 339,711	$ 339,442	$ 299,007	$ 277,611	$ 243,627
Effective yield <F3>	7.45%	7.78%	7.38%	7.85%	8.56%
Net realized investment Gains (Losses) <F4>	$ 7 5,010	$ 15,278	$ 10,328	$ (146,743)	$ (171,159)

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

The reduction in the net investment income ratios from 2001 to 2003 was attributable to the low interest rate environment and overall economic conditions, which led to defaults or write-downs within the Company’s investment portfolio.  During periods of declining interest rates, paydowns on mortgage–backed securities with higher interest rates and callable debt securities increased.  During such periods, the Insurance Company will likely not be able to reinvest the proceeds at comparable yields.  A general improvement in market conditions and an increase in net investment income were the primary factors in the 2003 to 2004 increase, while the rebalancing of the portfolio into lower yield, short-term investments caused a decrease in the net investment income ratio in 2005.  (See, Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources, “Asset /Liability Management.”)

Another major factor affecting profitability is the level of expenses. Management believes that one of the Insurance Company's strengths is its concentration on minimizing expenses through periodic review and adjustment of general and administrative costs.

Investments

The Insurance Company derives a predominant portion of its total revenues from investment income. The Insurance Company manages most of its investments internally.  All investments made on behalf of the Insurance Company are governed by the Statement of Investment Policy established and approved by the Investment Committee, the Finance Committee and the Board of Directors of the Insurance Company and the Corporation and by qualitative and quantitative limits prescribed by applicable insurance laws and regulations.  The Investment Committee meets regularly to set and review investment policy and to approve current investment plans.  The actions of the Investment Committee are subject to review and approval by the Finance Committee and the Board of Directors of the Insurance Company and Corporation.  The Insurance Company's Statement of Investment Policy must comply with NYSID regulations and the regulations of other applicable regulatory bodies.

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

The Insurance Company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations.  In general, the market value of our fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and our net investment income increases or decreases in direct relationship with interest rate changes.  For example, if interest rates decline, the Insurance Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates, and vice versa. Management is aware that prevailing market interest rates frequently shift and, accordingly, has adopted strategies that are designed to address either an increase or decrease in prevailing rates.  These strategies included the investments in Payor Swaptions, described below.

The Insurance Company¢s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. Management evaluates whether other than temporary impairments have occurred on a case-by-case basis.  Inherent in management¢s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Insurance Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; (vi) consistency with accounting treatment applicable to other similarly situated investments; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.  The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Insurance Company deems to be comparable and assumptions deemed appropriate given the circumstances.  There can be no assurance that the assumptions relied upon by the Insurance Company will yield accurate assessments of the fair value of these investments.  As such, the Insurance Company reassesses its assumptions regularly.

As of December 31, 2005, approximately 7.0% of the Insurance Company's total invested assets were invested in limited partnerships and equity securities.  Investments in limited partnerships are included in the Corporation's consolidated balance sheet under the heading “Other long-term investments.”  See “Note 2 to the Notes to Consolidated Financial Statements.”  The Insurance Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $88.6 million of additional capital to certain of these limited partnerships.  $14.9 million in commitments will expire in 2006, $20.3 million in 2007, $18.2 in 2008, $16.2 in 2009 and $19.0 in 2010.  The Insurance Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Insurance Company to take annual distributions of partnership earnings.  There can be no assurance that the Insurance Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically.  Further, there can be no assurance that the Insurance Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Insurance Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Corporation's financial condition and results of operations.

The primary market risks in the Insurance Company’s investment portfolio are interest rate risk (discussed above), credit risk and, to a lesser degree, equity price risk.  Changes in credit risk are generally measured by changes in corporate yields in relation to the underlying Treasuries (“corporate spreads”) as well as changes in the Credit Default Swap (“CDS”) market. The Insurance Company's exposure to foreign exchange risk is insignificant.  The Insurance Company has no direct commodity risk.  Changes in interest rates can potentially impact the Corporation’s profitability.  In certain scenarios where interest rates are volatile, the Insurance Company could be exposed to disintermediation risk (asset/liability mismatch) and reduction in net interest rate spread or profit margin.  [See  “Interest Rate Risk” above.]

Unrealized Losses

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 199,083	$ 2,866	$ 108,226	$ 1,979	$ 307,309	$ 4,845
Corporate Bonds	1,078,586	37,251	55,105	4,686	1,133,691	41,937
Preferred Stocks	37,691	1,076	11,949	1,045	49,640	2,121
Subtotal Fixed Maturities	1,315,360	41,193	175,280	7,710	1,490,640	48,903
Common Stock	5,760	524	-	-	5,760	524

Total	$ 1,321,120	$ 41,717	$ 175,280	$ 7,710	$ 1,496,400	$ 49,427

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2005.

	Gross Unrealized Losses	% Of Total
	(in thousands)
Less than twelve months	$41,193	84.23
Twelve months or more	7,710	15.77

Total	$48,903	100.00

U.S. Treasury Obligations and Direct Obligations of U.S. Agencies: The unrealized loss on U.S. Treasuries and U.S. Agencies, totaling $ 4.845 million or 1.55% of cost at December 31, 2005, reflects a loss of market value of these fixed rate investments due to an overall increase in interest rates during the year. Because the Company has the ability and intent to hold these securities until maturity and due to the fact that these securities generally carry Aaa ratings by Moody’s and AAA by Standard and Poor’s, the Company does not consider these securities to be other than temporarily impaired.

Corporate Bonds: The predominant investment category for the Company’s investments is the Corporate Bond category, which totaled approximately $ 3.2 billion at December 31, 2005. Most of the $ 37.25 million of unrealized short-term losses in these investments represent increases in interest rates and widening of corporate credit spreads against Treasuries in the 5-10 year maturity spectrum of the yield curve. Two holdings, in Ford Motor Credit and Knight-Ridder, represent losses of approximately $2.9 million and $1.0 million, respectively and each exceed 10% of book value. Ford Motor Credit’s parent, Ford Motor Co., has been affected by a decline in the domestic U.S. automobile and truck industry.  Ford Motor Credit is in a more secure position than its parent, as the Credit Company has a liquid portfolio of high-quality receivables with the possibility of attracting a high-quality financial company as a potential equity investor, as is being contemplated by General Motors Acceptance Corp.  Knight-Ridder has been rumored to be a leveraged buy-out candidate, which has coincided with a decline in the market value of its bonds. The Company is closely monitoring the financial situation of each credit but believes that these investments are not other than temporarily impaired as of December 31, 2005. The Company believes that it has the ability and intent to hold each of these positions to maturity.

The $4.7 million of unrealized losses on assets held longer than 12 months are attributable to a combination of higher interest rates, wider corporate credit spreads, rumors of potential LBO candidates and changes in specific industry conditions (primarily automobile and food retailing). The following represent credits that have experienced losses that exceed 10% of book value and are more than $500,000: Tenet Healthcare ($1.4 million) and Neiman Marcus Group ($.7 million). Tenet has been affected by issues related to a federal investigation of Medicare reimbursement practices and the shutdown of hospitals caused by the 2005 hurricanes. The Company believes that these events should not result in an other than temporary impairment of the investment. Neiman Marcus was the subject of an LBO in 2005, which resulted in increased leverage.  However, the Insurance Company’s bonds, which were previously unsecured, have become secured by real estate (various store properties) and other assets of Neiman Marcus. This action should enhance the value of the bonds and reflect a not other than temporary impairment of value.

Preferred Stocks: The Insurance Company had approximately $ 2.1 million of losses on its preferred stock portfolio. The aggregate holdings consist primarily of banks, financial companies, electric utilities and REIT’s (real estate investment trusts). Most of the changes in market value reflect overall increases in interest rates; this condition should result in a not other than temporary impairment in value. None of the individual losses exceed $ 500,000 and 10% of book value.

Common Stocks: The Company had $524,000 of losses at December 31, 2005, none of which individually exceeded $500,000 and 10% of book value. Most of these equities have readily available markets, trading on national stock exchanges, including the New York Stock Exchange and NASDAQ.

Principal Protected Notes

Between 1997 and 1999, the Insurance Company made a series of investments in instruments known as principal protected notes.  These Notes, marketed by investment companies, consist of an investment in a trust unit or corporate note.  The trusts contain two assets, a variable rate income note issued by a collateralized debt obligation structure and a AAA rated zero coupon security, primarily U.S. Treasury Strips, with maturity dates no later than the variable rate income note and a face value equal to the principal amount of the investment in the principal protected note.  The U.S. Treasury Strip is designed to defease the principal amount of the investment, while the variable rate income note provides periodic distributions of cash flow when sufficient cash flow is generated by the collateralized debt obligation structure.  In accordance with applicable accounting rules, the Company has consolidated the issuers of these notes.  As a result, the assets underlying the notes (the variable rate income note and the AAA-rated zero coupon securities) are accounted for separately within the Insurance Company’s investment portfolio.  Substantially all of the variable rate income notes were sold in 2005.  The zero coupon securities are recorded at cost and annual accretions are recorded as investment income.

Statutory Information

The Insurance Company prepares its statutory financial statements in accordance with accounting practices prescribed by the New York State Insurance Department.  Prescribed SAP include state laws, regulations and general administrative rules, as well as a variety of publications from the NAIC.  Accounting principles used to prepare statutory financial statements differ from financial statements prepared on the basis of GAAP.

A reconciliation of the Insurance Company’s net income (loss) as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2005, 2004 and 2003, follows:

(in thousands)	2005	2004	2003
Statutory net income (loss)	$103,569	$36,309	$19,326

Reconciling items:
Deferred policy acquisition costs	(20,040)	(4,461)	2,677
Investment income difference	3,267	-	-
GAAP Deferred taxes	(40,614)	(7,317)	(3,454)
Policy liabilities and accruals	3,942	40,263	1,305
IMR amortization	(1,736)	(6,751)	(7,699)
IMR capital gains	48,171	5,998	20,347
Federal income taxes	2,916	(354)	-
Other	(396)	158	(992)
Non-insurance company’s net income	(7,490)	2,120	6,769

GAAP net income	$91,589	$65,965	$38,279

A reconciliation of the Insurance Company’s shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31 follows:

(in thousands)	2005	2004
Statutory shareholders’ equity	$292,944	$190,093

Reconciling items:
Asset valuation and interest maintenance reserves	116,321	88,518
Investment valuation differences	180,252	286,783
Deferred policy acquisition costs	80,394	80,429
Policy liabilities and accruals	83,882	70,338
Difference between statutory and GAAP deferred taxes	(91,073)	(115,865)
Other	643	(531)
Non-insurance company’s shareholders’ equity	(36,867)	(4,031)

GAAP shareholders’ equity	$626,496	$595,734

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

In February 2006, A.M. Best Company reaffirmed the Insurance Company’s rating at “B+” (Very Good) with a stable outlook.

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

In May 2004, Moody's Investor Services (“Moody's”) lowered the Insurance Company's insurance financial strength rating from Ba1 (“Questionable financial security”) to Ba2 (“Questionable financial security”).  In May 2004, Moody’s lowered its rating on the Corporation’s Senior Notes from B1 (“Poor financial security”) to B2 (“Poor financial security”), but raised the outlook on the rating from negative to stable. In June 2005, Standard & Poor's Corporation (“Standard & Poor's”) lowered the Insurance Company's insurance financial strength rating from a BB+, which is defined as “less vulnerable in the near-term but faces major ongoing uncertainties to adverse business, financial and economic conditions” to a BB- which is defined as “a vulnerability to the broad array of risks that are embedded in its investment and operational profile.”  In June 2005, Standard & Poors lowered the credit rating of the Senior Notes from a B+ (more vulnerable to adverse business, financial and economic conditions but currently has the capacity to meet financial requirements) to a B- (weak financial security, adverse business conditions will likely impair its ability to meet financial commitments) but raised the Credit Watch rating from negative to stable.

The downgrades did not have a material impact on the financial statements of the Corporation for 2005.

Results of Operations

Comparison of Fiscal Year 2005 to Fiscal Year 2004 and Fiscal Year 2004 to Fiscal Year 2003.

Operating Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased to approximately $39.1 million in fiscal 2005 from approximately $40.4 million in fiscal 2004, a decrease of approximately 3.1% and decreased from approximately $43.6 million in fiscal 2003 to $40.4 million in fiscal 2004, a decrease of approximately 7.3%.  Annuity considerations decreased to approximately $27.4 million in fiscal 2005 from approximately $28.4 million in fiscal 2004, a decrease of approximately $1.0 million and from approximately $32.6 million in 2003 to $28.4 million in fiscal 2004, a decrease of $4.2 million. Life insurance premiums were $11.8 million, $12.1 million and $11 million in 2005, 2004 and 2003 respectively.  These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from sales of single premium annuities were approximately $156.9 million, $248.8 million and $243.1 million in fiscal 2005, 2004 and 2003, respectively.  The 2005 decrease was primarily attributable to management’s decision to reduce sales in order to conserve capital and improve the company’s capital and surplus ratios.

Policy Fee Income

Universal life and investment type policy fee income was approximately $2.9 million in fiscal 2005, $2.9 million in 2004 and approximately $1.0 million in fiscal 2003.  The increased amounts of policy fee income in 2004 and 2005 were primarily the result of increased surrender charges collected by the Company during those years.  Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

Net Investment Income

Net investment income totaled $339.7 million in fiscal 2005, as compared to $339.4 million in fiscal 2004 and $299 million in fiscal 2003.  This represents a 0.08% increase comparing fiscal 2005 to fiscal 2004 and a 17.7% increase comparing fiscal 2004 to fiscal 2003.  The increase from 2003 to 2004 was largely attributable to an increase in investment income from the Insurance Company’s limited partnership investments.  In 2005, income from these investments amounted to $63.5 million.  Income from these investments amounted to $57.5 million in fiscal 2004 as compared to $30.2 million in fiscal 2003.  In 2005, increases in income from limited partnerships and short-term investments was largely offset by a decrease in income from bonds from $272.7 million in 2004 to $263.8 million in 2005 after an increase from $255.7 million in 2003.  The decrease in income from fixed maturities was largely the result of the portfolio rebalancing activities in 2005, which resulted in the sale of higher yielding long-term investments and the reinvestment into lower yielding short-term investments.   (See Item 7, Management’s Discussion and Analysis, Asset/Liability Management).  In addition, the Company increased the portion of its portfolio invested in short-term assets to enhance liquidity.  The Insurance Company's ratios of net investment income to average cash and invested assets less net investment income for the years ended December 31, 2005, 2004 and 2003 were approximately 7.45%, 7.78% and 7.38%, respectively.  Without taking into account the Corporation’s returns on its limited partnership investments in those years, the respective ratios would have been 6.43%, 6.92% and 7.12% for the years ended December 31, 2005, 2004 and 2003.   For additional information, please refer to “Note 2 of the Notes to Consolidated Financial Statements.”

Net Realized Investment Gains and Losses

Net realized investment gains (pre-tax) amounted to $75.0 million in fiscal 2005, as compared to $15.3 million in fiscal 2004 and $10.3 million in fiscal 2003.  The increase in 2005 was largely attributable to gains from the portfolio rebalancing activities.  Net realized investment gains for years ended December 31, 2005, 2004 and 2003 include realized investment losses of approximately $10.3 million, $4.6 million, and $31.8 million, respectively, attributable to writedowns of certain securities contained in the Insurance Company's investment portfolio that were deemed by management to be other than temporarily impaired.  For a discussion of the procedure by which such determinations were made, see “Investments” above.  Realized investment gains (losses) also resulted from sales of certain equities and convertible securities and calls and sales of fixed maturity investments in the Company’s investment portfolio.

Total Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid to policyholders amounted to $255.7 million in fiscal 2005 as compared to $254.0 million in fiscal 2004 and $258.1 million in fiscal 2003.  These represent an increase of 0.7% comparing fiscal 2005 to fiscal 2004 and a 1.6% decrease comparing fiscal 2004 to fiscal 2003.  These amounts are consistent with the Company’s historic expense levels.

The spread between the Insurance Company’s average credited rate for reserves and account balances and the Insurance Company’s ratio of net investment income to mean assets, as determined under SAP, (the “Spread”) for the 12 months ended December 31, 2005, 2004 and 2003 was 2.30%, 2.53% and 1.64%, respectively.  The increases from 2003 to 2004 and 2005 were largely due to the recognition in 2004 and 2005 of the income from the U.S. treasury strips underlying the principal protected notes (see “Principal Protected Notes”) and increased returns from the Company’s limited partnership investments.  The spread was also affected by a reduction in the crediting rate to policyholders.  There can be no assurance that such positive spreads will continue in the future.

Interest Expense on Notes Payable

The interest expense on the Corporation's notes payable amounted to approximately $9.6 million in fiscal 2005, approximately $9.8 million in fiscal 2004 and approximately $9.6 million in fiscal 2003.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled $25.0 million in fiscal 2005 as compared to $28.0 million in fiscal 2004 and $29.6 million in fiscal 2003.  This represents a decrease of 8.9% comparing fiscal 2005 to fiscal 2004 and a decrease of 5.5% comparing fiscal 2004 to fiscal 2003. The decreases in both 2005 and 2004 were principally attributable to lower costs associated with lower commissions and selling expenses incurred associated with the lower level of sales of single premium annuities.  The decreases were also attributable to a reduction in the Insurance Company’s general expenses due to expense controls initiated in 2003.

Change in Deferred Policy Acquisition Costs

The change in the net DAC for the twelve months ended December 31, 2005 resulted in a charge of approximately $20.0 million, as compared to a charge of approximately $4.5 million and a credit of approximately $2.7 million for the twelve months ended December 31, 2004 and 2003, respectively.  Changes in deferred policy acquisition costs consist of three elements:  deferred costs associated with product sales, amortization of the DAC on deferred annuity business and amortization of the DAC on the remainder of the Company’s business.  Deferred costs consisted of credits of $8.4 million, $11.4 million and $10.5 million for 2005, 2004 and 2003 respectively.  Amortization of the DAC on deferred annuity business consisted of charges of $23.2 million, $11.0 million and $3.0 million in 2005, 2004 and 2003 respectively.  Amortization of the DAC on the remainder of the Company’s business consisted of charges of $5.2 million, $4.9 million and $4.8 million in 2005, 2004 and 2003 respectively.

Under applicable accounting rules (FASB 97), DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Insurance Company related to these assets increase, the amount and timing of amortization is accelerated.  The substantial increase in the DAC charge in 2005 was attributable principally to the high levels of realized gains from the Company’s portfolio rebalancing program and increased income from the Company’s limited partnership investments.  (See also the discussion of Deferred Policy Acquisition Costs under Critical Accounting Policies below.)

Income Before Income Taxes

For the reasons discussed above, income (loss) before income taxes amounted to approximately $148.2 million in fiscal 2005, as compared to approximately $100.0 million in fiscal 2004 and approximately $60.2 million in fiscal 2003.

Income Taxes

Income tax expense was approximately $56.6 million for fiscal 2005, as compared to an expense of approximately $34.1 million for fiscal 2004 and approximately $22.0 million in fiscal 2003.  The increase in income taxes in fiscal 2005 was primarily attributable to an increase in net investment gains as compared to 2004.  The increase in 2004 from 2003 was primarily attributable to an increase in investment income.

Net Income

For the reasons discussed above, the Corporation had net income of approximately $91.6 million in fiscal 2005, as compared to net income of approximately $66.0 million in fiscal 2004 and a net income of approximately $38.3 million in fiscal 2003.

Liquidity and Capital Resources

The Corporation is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Corporation’s principal sources of cash are sales of and interest on the Corporation’s investments and rent from its real estate.  During 2005, the Corporation’s Board of Directors maintained the quarterly dividend rate of $.10 per share.  During 2005 and 2004, the Corporation did not repurchase any of its common stock, although at December 31, 2005, the Corporation was authorized to purchase approximately 385,000 shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Corporation without obtaining prior regulatory approval.  Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Corporation as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses). The Insurance Company will only be permitted to pay a stockholder dividend to the Corporation in excess of that amount if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. The Insurance Company paid no dividends to the Corporation in fiscal 2005, 2004 or 2003. On a going forward basis, there can be no assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Corporation in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.

Notwithstanding the above, the Corporation was able to meet all its liquidity needs in 2005, including the payment of dividends, and anticipates being able to meet those needs in 2006 and the foreseeable future.

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

Net cash provided by the Insurance Company's operating activities was approximately $45.4 million, $41.8 million and $15.7 million in fiscal 2005, 2004 and 2003, respectively.  The increase from 2003 to 2004 and 2005 is largely attributable to the increase in net investment income. Net cash (used in)/provided by in the Insurance Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $(60.8) million, $(183.2) million and $76.9 million in fiscal 2005, 2004 and 2003, respectively.

For purposes of the Corporation's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Insurance Company's annuity and universal life insurance products.  The payment of dividends by the Corporation to its stockholders is also considered to be a financing activity.  Net cash provided by /(used in) by the Insurance Company's financing activities amounted to approximately $15.7 million, $134.8 million and $(92.8) million in fiscal 2005, 2004 and 2003, respectively.  These fluctuations primarily are attributable to changes in policyholder account balances as a result of sales and interest earned by the policyholders.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Corporation. In the event the Corporation violates such covenants as defined in the indenture, we may be obligated to offer to repurchase the entire outstanding principal amount of such notes.  As of December 31, 2005, we believe that we are in compliance with all of the covenants.

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

In order to maintain consistency in our portfolio, our deferred annuity products incorporate surrender charges to discourage surrenders or withdrawals.  Annuitants may not terminate or withdraw funds from their annuity contracts for a significant initial period (generally seven years) without incurring substantial penalties in the form of surrender charges.  These surrender charges generally range from 1% to 7% of the investment. Approximately 33.5%, 25.4% and 25.1% of the Insurance Company's deferred annuity contracts in force (measured by reserves) as of December 31, 2005, 2004, and 2003 were surrenderable without charge.

The market value of our fixed maturity portfolio changes as interest rates change.  In general, rate decreases cause asset prices to rise, while rate increases cause asset prices to fall.  Based on market values and prevailing interest rates as of December 31, 2005, a hypothetical instantaneous increase in interest rates of 100 basis points would produce a loss in fair value of our fixed maturity assets of approximately $253.5 million.

Asset/Liability Management

A persistent concern of the Insurance Company’s management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  In the past, the Insurance Company had permitted the duration gap between its assets and liabilities to rise during a period in which it expected relatively stable interest rates and, most importantly, in which its liabilities were largely protected by significant annuity surrender charges.  This strategy benefited the Company by allowing it to realize enhanced yield from longer duration assets.  At the end of 2004, the Insurance Company determined that the prospect of rising rates and declining surrender charges necessitated a reduction in the duration mismatch, as well as increased management of extension risk in its investment portfolio.  The Company developed a two-step duration reduction strategy, which involved the sale of certain longer duration assets that were purchased at prices below current market prices and reinvestment in shorter duration assets.  Since December 31, 2004, the Company has completed in excess of $778.3 million of long duration sales and $778.3 million of shorter duration reinvestments.

As the second element of the asset liability management strategy, the Company hedged against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as payor swaptions.  Swaptions are options to enter into an interest rate swap arrangement with a counter party at a specified future date.  At expiration, the counter party would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates.  With the Swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

In July 2005, Presidential Life entered into a series of Payor Swaption investments designed to protect the Company against an instantaneous rise in interest rates of 300 basis points, as required by the New York State Insurance Department.  Six contracts against the 10-year swap rate were executed with one dealer and three banks at a total cost of $19,430,625. The Company has established ISDA Credit Support Agreements with the four counterparties. Three of the counterparties have ratings higher than Aa3/AA- by Moody’s and S&P, respectively, and one counterparty carries an A1/A+ rating. These contracts expire in July 2006, July 2007 and July 2008 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a “non-qualified hedge” and has adopted accounting procedures consistent with the provisions of SFAS 133. The aggregate market value of the Payor Swaptions as of December 31, 2005 was $18,995,861. These investments are classified on the balance sheet as “Derivative instruments”. Under SFAS 133, the value of the Payor Swaptions is recognized at “fair value” (market value), with the resulting change in fair value reflected in the income statement as a realized gain or loss. The change in market value since purchase was a loss of $434,764. The Company has determined that the average fair value for the period that the Company has held these Swaptions (based upon weekly market values from July 31, 2005 to December 31, 2005) was $21,601,386.

The Insurance Company, in consultation with its actuarial consultant, Milliman, Inc., is continually assessing its overall Swaption portfolio to determine if sufficient protection is provided to cover projected realized losses in the event of a liquidation of assets to satisfy annuity surrenders under the aforementioned 300 basis points increase in interest rates.  As part of this process, Presidential may consider extending the maturity of its Swaption portfolio by selling the Swaptions maturing in July 2006 and purchasing a July 2009 Swaption to cover future portfolio needs. Future consideration of this transaction or other asset/liability management strategies is dependent upon periodic testing based on updated asset and liability data.

Line of Credit

The short-term notes payable relates to a line of credit issued by The Bank of New York in the amount of $50,000,000.  The line of credit provides for interest on borrowings based on the 30, 60 and 90-day LIBOR rate depending on the duration of the Corporation’s periodic renewals.  At December 31, 2005, the Corporation had the full $50,000,000 outstanding. The line of credit renews annually and is up for renewal on April 22, 2006.   If the bank chooses not to renew the line of credit, the Corporation would be forced to pay-down the $50,000,000 in April 2006 or seek alternative financing options.  The Corporation does not believe that there would be a material adverse impact on its liquidity or cash flow position if the line of credit were to be called in April 2006.

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

	Payment Due By Period (in thousands)
Contractual Obligations	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years	Total

Long Term Debt Obligations	-	-	$100,000	-	$100,000
Policyholder Account Balance with Contractual Maturities (1)	$157,500	$266,200	$204,800	$1,252,800	$1,881,300

(1) These liabilities are reflected within “Policyholder Liabilities” in the consolidated balance sheet, and amount to $974.7 Million as of December 31, 2005.  The difference between the recorded liability and the total payment amount is $906.7 Million and is comprised of (i) future interest to be credited and (ii) the effect of mortality discount for those payments that are life contingent.  Most of the remaining policyholder liabilities ($2,816.4 Million) involve deferred annuity contracts, which are contractually surrenderable at any time.  Approximately 67% of these obligations have surrender penalties.  These surrender charges, along with those contracts that involve contractual maturities, help to mitigate the asset/liability management process.  (See discussion under Liquidity and Capital Resources Section.)

Long-term debt obligations consist of $100 million, 7 7/8% senior notes due February 15, 2009.  See “Note 3 in Notes to the Consolidated Financials Statements” for additional discussion concerning both long-term and short-term obligations.

Effects of Inflation and Interest Rate Changes

In a rising interest rate environment, the Insurance Company's average cost of funds would be expected to increase over time, as it prices its new and renewing annuities to maintain a generally competitive market rate. In addition, the market value of the Insurance Company's fixed maturity portfolio would be expected to decrease, resulting in a decline in shareholders' equity.  Concurrently, the Insurance Company would attempt to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities associated with such annuities.  Moreover, surrenders of its outstanding annuities would likely accelerate.  Management believes that liquidity necessary in such an interest rate environment to fund withdrawals, including surrenders, would be available through income, cash flow, the Insurance Company's cash reserves and, if necessary, proceeds from the cash surrender of the Payor Swaption investments described above and the sale of short-term and long-term investments.

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

Interest rate changes also may have temporary effects on the sale and profitability of our annuity products.  For example, if interest rates rise, competing investments (such as annuity or life insurance products offered by the Insurance Company's competitors, certificates of deposit, mutual funds and similar instruments) may become more attractive to potential purchasers of the Insurance Company's products until the Insurance Company increases the rates credited to holders of its annuity products.  In contrast, as interest rates fall, we would attempt to lower our credited rates to compensate for the corresponding decline in net investment income.  As a result, changes in interest rates could materially adversely affect the financial condition and results of operations of the Insurance Company depending on the attractiveness of alternative investments available to the Insurance Company's customers.  In that regard, in the current interest rate environment, the Insurance Company has attempted to maintain it’s credited rates at competitive levels designed to discourage surrenders and also to be considered attractive to purchasers of new annuity products.

Recent Accounting Pronouncements

See Item O, “Notes to the Consolidated Financial Statements” for a full description of the new accounting pronouncements including the respective dates of adoption and the effects on the results of operations and financial condition.

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

Deferred Policy Acquisition Costs

The Insurance Company incurs significant costs in connection with acquiring new business. Under applicable accounting rules, these costs, which vary, are deferred. The recovery of such costs is dependent upon the future profitability of the related product, which in turn is dependent mainly on investment returns in excess of interest credited, as well as persistency and expenses.  These factors enter into Management¢s estimate of future gross profits, which generally are used to amortize such costs.  Changes in these estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the deferred acquisition cost asset and a charge to income if estimated future gross profits are less than amounts deferred.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the accompanying Table of Contents to Consolidated Financial Statements and Schedules on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2005, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the year, the Company completed the implementation of enhancements to its internal controls to remediate previously reported material weaknesses in internal control over financial reporting, including the implementation of expanded education and training of the Company’s financial staff related to accounting for complex transactions and the engagement of outside advisors with technical accounting expertise to assist in the evaluation of emerging accounting standards applicable to the Company’s financial statement, as needed.  Proper system controls have been implemented to provide adequate segregation of duties relative to the processing of accounting entries.  Other than the foregoing, there have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on our assessment of the Company's internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Presidential Life Corporation

Nyack, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control, that Presidential Life Corporation and subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Presidential Life Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended and our report dated March 15, 2006 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 15, 2006

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the Corporation's directors, nominees for election as directors and executive officers will be included in the Corporation's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders (the “Proxy Statement”), which the Corporation intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Directors and Executive Officers" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to compensation paid to executive officers and directors of the Corporation will be included in the Proxy Statement under the heading “Compensation of Directors and Executive Officers” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to the security ownership of certain beneficial owners and management of the Corporation will be included in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Based on applicable accounting guidelines, the Corporation is required to consolidate the issuers of certain principal protected notes in its investment portfolio (See “Item 7 – Management’s Discussions and Analysis of Financial Conditions and Results of Operation – Principal Protected Notes”).  The Corporation’s sole transactions with those entities were the purchase of notes or trust certificates issued by these entities.  Due to the consolidation, the underlying assets of the issuers (variable rate income notes issued by nonaffiliated entities and U.S. Treasury Strips or similar instruments) are recorded separately by the Corporation.

Other than the foregoing, there are no matters required to be disclosed under this Item.

.

ITEM 14.  Principal Accounting Fees and Services

The information relating to Principal Accounting Fees and Services will be included in the Proxy Statement under the heading “Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

23.01

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

and Chairman of the Board

Date:  March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:   March 15, 2006

/s/ Herbert Kurz

Herbert Kurz

Chief Executive Officer

and Chairman of the Board

Date:   March 15, 2006

 /s/ Charles J. Snyder

Charles J. Snyder, Treasurer

and Chief Financial Officer

Date:   March 15, 2006

 /s/  Donald Barnes

Donald Barnes, Director

Date:   March 15, 2006

 /s/ Richard Giesser

Richard Giesser, Director

Date:   March 15, 2006

 /s/ Jeffrey Keil

Jeffrey Keil, Director

Date:  March 15, 2006

 /s/ Paul F. Pape

Paul F. Pape, Director

Date:  March 15, 2006                       /s/ Lawrence Read

                                                         Lawrence Read, Director

Date:  March 15, 2006                      /s/ Lawrence Rivkin

                                                         Lawrence Rivkin, Director

Consent of Independent Registered Public Accounting Firm

Presidential Life Corporation

Nyack, New York

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-63831) and Form S-8 (No. 333-08217) of Presidential Life Corporation of our report dated March 15, 2006, relating to the consolidated financial statements and financial statement schedules, and the effectiveness of Presidential Life Corporation’s internal control over financial reporting, which appear[s] in this Form 10-K.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 15, 2006

Consent of Independent Registered Public Accounting Firm

Presidential Life Corporation

Nyack, New York

We consent to the incorporation by reference in Registration Statement Nos. 333-63831 on Form S-3 and 333-08217 on Form S-8 of our report dated March 30, 2005, relating to the financial statements and financial statement schedules of Presidential Life Corporation as of December 31, 2004 and for the years ended December 31, 2004 and 2003, appearing in this Annual Report on Form 10-K of Presidential Life Corporation for the year ended December 31, 2005.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

New York, New York

March 13, 2006

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                             Page

Reports of Independent Registered Public Accounting Firms……….……………………………….       F-2

Consolidated Financial Statements:

       Consolidated Balance Sheets as of December 31, 2005 and 2004…………..………….…….

            F-4

Consolidated Statements of Income – Years Ended December 31, 2005, 2004

and 2003…………..……………………………………………………………………..                 F-5

       Consolidated Statement of Shareholders’ Equity – Years Ended December 31, 2005,

                 2004 and 2003 ……………..……………………………………………….…………..

 F-6

Consolidated Statements of Cash Flows – Years Ended December 31, 2005, 2004

       and 2003 ………… .……………………………………………………………………..

 F-7

Notes to Consolidated Financial Statements  …………………………………………………….

 F-8

Consolidated Financial Statement Schedules:

II  Condensed Balance Sheets (Parent Company Only) as of December 31, 2005 and

       2004 ………….. ..……………………………………………………………………….

S-1

II  Condensed Statements of Income (Parent Company Only) – Years Ended

                December 31, 2005, 2004 and 2003 ……………. ………………………………………

S-2

II  Condensed Statements of Cash Flows (Parent Company Only) – Years Ended

                 December 31, 2005, 2004 and 2003 …………. …………………………………………

S-3

     III  Supplemental Insurance Information – Years Ended December 31, 2005, 2004 and 2003 …

S-4

     IV  Reinsurance – Years Ended December 31, 2005, 2004 and 2003  …………………………..

S-5

                 Certification for Chief Executive Officer  ……………………………………………….

S-6

                 Certification for Treasurer or Chief Financial Officer……  ……………………………

S-7

All schedules not included are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Presidential Life Corporation

Nyack, New York

We have audited the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended.  We have also audited the schedules listed in the accompanying index as of and for the year ended December 31, 2005.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Presidential Life Corporation and subsidiaries at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Presidential Life Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 15, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Presidential Life Corporation

Nyack, New York

We have audited the accompanying consolidated balance sheet of Presidential Life Corporation and subsidiaries (the “Company”) as of December 31, 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2004 and 2003.  Our audit also included the financial statement schedules listed in the accompanying index.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidential Life Corporation and subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

New York, New York

March 30, 2005

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
ASSETS:
Investments:
Fixed maturities:
Available for sale at fair value (Amortized cost of $3,841,839 and $3,910,760 respectively)	$ 4,032,702	$ 4,227,134
Common stocks
Available for sale at fair value (Amortized cost of $34,732 and $33,001 respectively)	44,725	45,859
Derivatives, at fair value	18,996	-
Real estate	415	415
Policy loans	19,670	17,642
Short-term investments	309,345	27,908
Other long-term investments	283,153	315,581
Total investments	4,709,006	4,634,539

Cash and cash equivalents	6,656	6,326
Accrued investment income	52,682	53,492
Amounts due from security transactions	2,654	10,098
Federal income tax recoverable	25,853	13,262
Deferred policy acquisition costs	80,394	80,429
Furniture and equipment, net	201	210
Amounts due from reinsurers	14,214	12,438
Other assets	1,991	4,699
Assets held in separate account	1,908	1,863
TOTAL ASSETS	$ 4,895,559	$ 4,817,356

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Policy Liabilities:
Policyholders’ account balances	$ 3,269,881	$ 3,246,039
Future policy benefits:
Annuity	651,678	651,091
Life and accident and health	64,073	62,132
Other policy liabilities	10,249	8,519
Total policy liabilities	3,995,881	3,967,781
Notes payable	100,000	100,000
Short-term note payable	50,000	50,000
Deposits on policies to be issued	2,612	9,762
General expenses and taxes accrued	4,557	3,267
Deferred federal income taxes, net	89,976	74,670
Other liabilities	24,129	14,279
Liabilities related to separate account	1,908	1,863
Total Liabilities	4,269,063	4,221,622

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized 100,00,0000 shares; issued and outstanding 29,427,766 shares in 2005 and 29,362,443 in 2004)	294	294
Additional paid in capital	1,207	302
Accumulated other comprehensive income	144,389	194,362
Retained earnings	480,606	400,776
Total Shareholders’ Equity	626,496	595,734
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 4,895,559	$ 4,817,356

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Years Ended December 31
	2005	2004	2003
REVENUES:
Insurance revenues:
Premiums	$ 11,759	$ 12,059	$ 10,992
Annuity considerations	27,384	28,356	32,622
Universal life and investment type policy fee income	2,885	2,944	1,004
Net investment income	339,711	339,442	299,007
Net realized investment gains	75,010	15,278	10,328
Other income	1,832	(1,820)	966
TOTAL REVENUES	458,581	396,259	354,919

BENEFITS AND EXPENSES:
Death and other life insurance benefits	13,262	13,581	16,140
Annuity benefits	75,011	73,451	71,694
Interest credited to policyholders’ account balances	165,660	165,337	161,379
Interest expense on notes payable	9,636	9,805	9,643
Other interest and other charges	844	756	700
Increase in liability for future policy benefits	966	897	8,235
Commissions to agents, net	8,699	12,045	12,496
General expenses and taxes	16,251	15,905	17,072
Increase/(Decrease) in deferred policy acquisition cost	20,040	4,461	(2,677)
TOTAL BENEFITS AND EXPENSES	310,369	296,238	294,682

Income before income taxes	148,212	100,021	60,237

Provision for income taxes:
Current	14,203	25,383	8,358
Deferred	42,420	8,673	13,600
	56,623	34,056	21,958

NET INCOME	$ 91,589	$ 65,965	$ 38,279

Earnings per common share, basic	$ 3.12	$ 2.25	$ 1.31
Earnings per common share, diluted	$ 3.11	$ 2.25	$ 1.31

Weighted average number of shares outstanding during the year, basic	29,387,323	29,347,683	29,334,668

Weighted average number of shares outstanding during the year, diluted	29,496,252	29,445,386	29,367,925

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(in thousands, except share data)

	Capital Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at January 1, 2003,	$293	-	319,994	80,657	400,944
Comprehensive Income:
Net Income			38,279		38,279
Loss on Rate Lock Hedge				(3,471)	(3,471)
Net Unrealized Investment Gains				52,241	52,241
Comprehensive Gain					87,049
Dividends Paid to Shareholders ($.40 per share)			(11,734)		(11,734)
Balance at December 31, 2003	293	-	346,539	129,427	476,259

Comprehensive Income:
Net Income			65,965		65,965
Loss on Rate Lock Hedge				(2,799)	(2,799)
Net Unrealized Investment Gains				67,734	67,734
Comprehensive Gain					130,900
Stock Options Exercised	1	302			303
Dividends Paid to Shareholders ($.40 per share)			(11,728)		(11,728)
Balance at December 31, 2004	294	$302	$400,776	$194,362	$595,734

Comprehensive Income:
Net Income			91,589		91,589
Loss on Rate Lock Hedge				(2,127)	(2,127)
Net Unrealized Investment Losses				(47,846)	(47,846)
Comprehensive Gain					41,616
Stock Options Exercised		905			905
Dividends Paid to Shareholders ($.40 per share)			(11,759)		(11,759)
Balance at December 31, 2005	$294	$1,207	$480,606	$144,389	$626,496

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net Income	$ 91,589	$ 65,965	$ 38,279
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit (provision) for deferred income taxes	42,420	8,673	13,600
Depreciation and amortization	1,164	951	1,044
Net amortization of discount on fixed maturities	(29,651)	(37,123)	(37,395)
Realized investment gains	(75,010)	(15,278)	(10,328)
Changes in:
Accrued investment income	810	(2,536)	(2,367)
Deferred policy acquisition costs	20,040	4,461	(2,677)
Federal income tax recoverable	(12,591)	13,875	3,108
Liability for future policy benefits	2,528	2,218	6,782
Other items	4,054	562	5,701
Net Cash Provided by Operating Activities	$ 45,353	$ 41,768	$ 15,747
INVESTING ACTIVITIES:
Fixed Maturities:
Acquisitions	(938,966)	(578,275)	(1,136,259)
Sales	784,593	33,826	420,635
Maturities, calls and repayments	311,322	336,649	602,244
Common Stocks:
Acquisitions	(38,116)	(27,638)	(31,351)
Sales	56,208	30,011	18,652
Purchase of Derivative Investments	(19,431)	-	-
Decrease (increase) in short-term investments and policy loans	(283,465)	(3,624)	264,529
Other Long-term Investments:
Additions to other long-term investments	(60,279)	(67,076)	(131,294)
Distributions from other long-term investments	122,910	90,785	69,744
Decrease in mortgage loan on real estate	-	11,080	147
Amounts due from security transactions	7,444	(8,902)	(163)
Other Items	(3,023)	-	-
Net Cash (Used in) Provided by Investing Activities	(60,803)	(183,164)	76,884
FINANCING ACTIVITIES:
Proceeds from Dollar Repurchase Agreements	-	-	1,057,901
Repayment of Dollar Repurchase Agreements	-	-	(1,320,419)
Increase in policyholders’ account balances	23,842	153,167	181,313
Repurchase of common stock	905	247	-
Bank overdrafts	9,942	(4,838)	(5,313)
Deposits on policies to be issued	(7,150)	(2,033)	5,420
Dividends paid to shareholders	(11,759)	(11,728)	(11,732)
Net cash (Used in) Provided by Financing Activities	15,780	134,815	(92,825)

Increase (Decrease) in Cash and Cash Equivalents	330	(6,581)	(194)

Cash and Cash Equivalents at Beginning of Year	6,326	12,907	13,101

Cash and Cash Equivalents at End of Year	$ 6,656	$ 6,326	$ 12,907
Supplemental Cash Flow Disclosure:
Income Taxes Paid	$ 26,610	$ 27,317	$ 5,250
Interest Paid	$ 9,668	$ 8,661	$ 8,864

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation (the “Company”), through its wholly owned subsidiary Presidential Life Insurance Company (“the Insurance Company”), is engaged in the sale of life insurance and annuities.  The Insurance Company has assets of approximately $4.7 billion and shareholders’ equity of $660.2 million as of December 31, 2005 and is licensed in 49 states and the District of Columbia.

On October 31, 2005, the Insurance Company completed the sale of the shares of Central National Life Insurance Company of Omaha (“CNL”) to Renaissance Holding Company, a Michigan corporation (“Renaissance”).  Total proceeds from the sale were $14,316,101, consisting of $2,422,500 allocated to the 52 Certificates of Authority held by CNL and $11,893,601 allocated to the statutory and capital surplus of CNL.

B.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP”).  Inter-company transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant estimates include those used in determining deferred policy acquisition costs, investments, future policy benefits, provisions for income taxes and reserves for contingent liabilities.

C.

Segment Reporting

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

We manage and report our business as a single segment in accordance with the provisions of FAS 131, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 89%) and life insurance (approximately 11%).  The nature of these two product lines is sufficiently similar to permit their aggregation as a single reporting segment.  Approximately 75% of our life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and the Company does not make mortality charges on either product.  Moreover, the two products generate similar returns to the Company and carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility, with overlapping administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

D.

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

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments  (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements plus income distributed subsequently by the partnership.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value.  Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of December 31, 2005 and 2004.  As of December 31, 2005, the Company was committed to contribute, if called upon, an aggregate of approximately $88.7 million of additional capital to certain of these limited partnerships.  $14.9 million in commitments will expire in 2006, $20.3 million in 2007, $18.2 million in 2008, $16.2 million in 2009 and $19.0 million in 2010.

In evaluating whether an investment security or other investment has suffered an impairment in value that is deemed to be “other than temporary” management considers all available evidence, including, but not limited to the following: (1) the extent (generally if greater than 20%) and the duration (generally if greater than six months) of the decline; (2) the reasons for the decline in value (credit event, interest related or market fluctuation); (3) the Company’s ability and intent to hold the investment for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer.  When a decline in the value of an investment security or other investment is considered to be other than temporary, the investment is reduced to its net realizable or fair value, as applicable (which contemplates the price that can be obtained from the sale of such asset in the ordinary course of business) which becomes the new cost basis.  The amount of reduction is recorded in the income statement as a realized loss.  Any subsequent increase in the value of the investment over the adjusted cost basis is recognized as an unrealized gain until sold, at which time it is recognized as a realized gain.

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

The Company’s investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Accumulated depreciation amounted to $206,800 and $206,800 at December 31, 2005 and 2004, respectively.  Both buildings are fully depreciated and have no depreciation expense for the years ended December 31, 2005, 2004 and 2003.

E.

Furniture and Equipment

Furniture and equipment is carried at cost and depreciated on a straight-line basis over a period of five to ten years except for automobiles, which are depreciated over a period of three years.  Accumulated depreciation amounted to $1,293,000 and $1,241,000 at December 31, 2005 and 2004, respectively, and related depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $51,900, $58,800 and $108,800, respectively.

F.

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

For the years ended December 31, 2005, 2004, and 2003, approximately 42.8%, 48.4% and 40.3%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies.  Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

G.

Deferred Policy Acquisition Costs (“DAC”)

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

Deferred policy acquisition costs are amortized over periods ranging from 15 to 25 years for universal life products and investment-type products as a constant percentage of estimated gross profits arising principally from surrender charges and interest and mortality margins based on historical and anticipated future experience, updated regularly.  The effects of revisions to reflect actual experience on previous amortization of deferred policy acquisition costs, subject to the limitation that the outstanding DAC asset can never exceed the original DAC plus accrued interest, are reflected in earnings in the period estimated gross profits are revised.  DAC is also adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized with corresponding credits or charges included in accumulated other comprehensive income.  For that portion of the business where acquisition costs are not deferred, (i.e., medical stop loss business) management believes the expensing of policy acquisition costs is immaterial.

Unamortized deferred policy acquisition costs for the years ended December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(in thousands)
Balance at the beginning of year	$ 80,429	$ 88,062
Current year’s costs deferred	8,382	11,975
Total	88,811	100,037
Less amortization for the year	28,710	16,313
Total	60,101	83,724
Change in amortization related to Unrealized (loss) gain in investments	20,293	(3,295)
Balance at the end of the year	$ 80,394	$ 80,429

H.

Future Policy Benefits

Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions established at policy issue as to mortality and persistency is based on anticipated experience, which, together with interest and expense assumptions, provide a margin for adverse deviation.  Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contract holders’ fund balances and after annuitization are equal to present value of expected future payments.  During the three years in the period ended December 31, 2005, interest rates used in establishing such liabilities range from 3.0% to 11% for life insurance liabilities and from 4.9% to 12.3% for annuity liabilities.  100% of the Company’s in-force life insurance is non-participating.

I.

Other Policy Liabilities

The other policy liabilities represents amounts needed to provide for the estimated ultimate cost of settling claims related to insured events that have occurred and have been reported to the insurer on or before the end of the respective reporting period.

J.

Policyholders’ Account Balances

Policyholders’ account balances for universal life and investment-type contracts are equal to policy account values.  The policy account values represent an accumulation of gross premium payments plus credited interest less mortality and expense charges and withdrawals.

These account balances are summarized as follows:

	2005	2004
	(in thousands)
Account balances at beginning of year	$ 3,246,039	$ 3,092,872
Additions to account balances	318,459	420,592
Total	3,564,498	3,513,464
Deductions from account balances	294,617	267,425
Account balances at end of year	$ 3,269,881	$ 3,246,039

Interest rates credited to account balances ranged from 0.0% to 11.5% in 2005 and 2004.

K.

Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return.  The asset and liability method in recording income taxes on all transactions that have been recognized in the financial statements is used.  Deferred income taxes are adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized.

L.

Separate Accounts

Separate Accounts are established in conformity with New York State Insurance Law and represent funds for which investment income and investment gains and losses accrue to the policyholders.  Assets and liabilities (stated at market value) of the Separate Account, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract holders, are shown as separate captions in the consolidated balance sheets.  Effective with the adoption of SOP 03-1 on January 1, 2004, the Company reports separately the assets and liabilities of separate accounts if (i) such separate accounts are legally recognized (ii) assets supporting contract liabilities are legally separated from the Company’s general account liabilities (iii) investments are directed by contract holders (iv) all investment performance, net of fees, is passed to the contract holders.

Deposits to the Separate Account are reported as increases in Separate Account liabilities and are not reported in revenues.  Mortality, policy administration and surrender charges to the Separate Account are included in revenues.

M.

Earnings Per Common Share

The Company has calculated earnings per share (EPS) in accordance with SFAS No. 128, Earnings Per Share.  Basic EPS is computed based upon the weighted average number of common shares outstanding during the year.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the year ended December 31, 2005, 2004 and 2003 was 29,496,252, 29,445,358 and 29,367,925 respectively.  The dilution from the potential exercise of stock options outstanding reduced EPS by $0.01 in 2005.

N.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and amounts due from an original maturity of three months or less.

O.

New Accounting Pronouncements

On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.”  This statement removes an exception from the requirement to bifurcate an embedded derivative feature from a beneficial interest in securitized financial assets.  This statement also provides an election, on an instrument-by-instrument basis, to measure at fair value the entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis.  The Company plans to adopt this guidance effective January 1, 2007.  The Company is in the process of assessing the impact of adopting SFAS No. 155 but believes the impact will not have a material impact on the Company's consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are consider impaired, whether that impairment is other-than-temporary, and how to measure such impairment loss.  FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  FSP 115-1 supersedes Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1") and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value ("Topic D-44") and nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  It is not expected to have a material impact on the Company's consolidated financial statements in the coming year.

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the impact of SOP 05-1 on the Company’s consolidated financial position and results of operations.

In June 2005, the EITF reached consensus on Issue No. 04-5, Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 is effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. EITF 04-5 did not have and is not expected in the coming year to have a material impact on the Company's consolidated financial statements.

In June 2005, the FASB issued Statement No. 133 Implementation Issue No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor.” Implementation Issue No. B39 indicates that debt instruments where the right to accelerate the settlement of debt can be exercised only by the debtor do not meet the criteria of Paragraph 13(b) of Statement No. 133, and therefore should not individually lead to such options being considered embedded derivatives. Such options must still be evaluated under paragraph 13(a) of Statement No. 133. This implementation guidance is effective for the first fiscal quarter beginning after December 15, 2005. The Company’s adoption of this guidance effective January 1, 2006 will not have a material effect on the Company’s consolidated financial position or results of operations as the guidance is consistent with the Company’s existing accounting policy.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3 ("SFAS 154"). The statement is a result of a broader effort by the FASB to converge standards with the International Accounting Standards Board ("IASB"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is impracticable. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have and is not expected in the coming year to have a material impact on the Company's consolidated financial statements.

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

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS 123R”). SFAS 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations. SFAS 123R provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities.  SFAS 123R also requires that the fair value of all share-based transactions be recorded in the financial statements. The revised pronouncement is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005 instead of at the beginning of the first quarter after June 15, 2005.  Thus, the Company must adopt the revised pronouncement by January 1, 2006.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company has evaluated assumptions it has historically used in the Black-Scholes option pricing model for determining fair value of options granted in light of guidance provided in SFAS 123R and SAB 107, and has determined that following the guidance would result in the refinement of assumptions it has historically used for determining the SFAS 123 pro-forma net income disclosures.  Under the guidance, the Company has refined its estimates of the expected volatility of its share price to between 27% and 30% based upon the grant date as compared to the 49% originally used in the Black-Scholes model, and the Company refined its estimates of the expected lives of options granted to between 3.75 years and 4.25 years based upon the grant date as compared to the five years originally used in the Black-Scholes model.

SFAS 123R permits public companies to adopt its requirements using one of two methods: A “modified prospective” method in which compensation cost is recognized with the effective date a) based on the requirements of SFAS 123R for all share based payments granted after the effective date or b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective dated of SFAS 123R that remain unvested on the effective date.  A “modified retrospective” method, which includes the requirements of the modified prospective method described above, permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro-forma disclosures either a) all periods presented or b) prior interim periods of the year of adoption.

As permitted under SFAS 123R, the Company has elected to use the modified prospective method of accounting for stock options granted subsequent to December 31, 2002.  The Company does not have any outstanding stock options granted prior to December 31, 2002.  The modified prospective application method requires public companies to 1) record compensation cost for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and 2) record compensation cost for any awards issued, modified, repurchased, or cancelled after the effective date of Statement 123R.

The Corporation’s Stock Incentive Plan authorizes the granting of awards in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code.  All stock options granted have an exercise price equal to the fair market value of the Corporation’s common stock on the date of grant.  As of December 31, 2005, the Company had 776,721 options outstanding.

The fair value of stock options issued prior to January 1, 2006 was estimated on the date of grant using a Black-Scholes option-pricing model.  The Company has estimated the fair value of the outstanding options to be approximately $1.3 million, of this, the Company is expecting to expense approximately $464,000 in 2006, $443,000 in 2007, $295,000 in 2008 and $116,000 in 2009.

In June 2004, the FASB issued FSP No. 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and, therefore, had no impact on the Company’s consolidated financial position or results of operations. In September 2004, the AICPA SOP 03-1 Implementation Task Force issued a Technical Practice Aid (“TPA”) to clarify certain aspects of SOP 03-1. The TPA did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities” (SOP 03-3).  SOP 03-3 addresses the accounting for differences between contractual and expected cash flows to be collected from an investment in loans or fixed maturity securities (collectively hereafter referred to as “loan(s)”) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  SOP 03-3 limits the yield that may be accreted to the excess of the estimated undiscounted expected principal, interest and other cash flows over the initial investment in the loan.  SOP

03-3 also requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual or valuation allowance.  SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.  For loans acquired in fiscal years beginning on or before December 15, 2004 and within the scope of Practice Bulletin 6 “Amortization of Discounts on Certain Acquired Loans”, SOP 03-3, as it pertains to decreases in cash flows expected to be collected, should be applied prospectively for fiscal years beginning after December 15, 2004.  Adoption of this statement did not have an impact on the Company’s consolidated financial condition or results of operations.

2. INVESTMENTS

The following tables provide information relating to fixed maturities and common stocks held by the Company:

Available for Sale investments at December 31, 2005:

	Cost or Amortized	Gross Unrealized
Type of Investment	Cost	Gains	(Losses)	Market Value
		(in thousands)
Fixed Maturities:
Bonds and Notes:
United State government and government agencies and authorities	$ 691,919	$ 17,063	$ (4,845)	$ 704,137
States, municipalities and political subdivisions	8,819	3,602	-	12,421
Foreign governments	-	-	-	-
Public Utilities	417,246	28,237	(5,288)	440,195
All other corporate bonds	2,571,300	177,589	(36,649)	2,712,240
Preferred stocks, primarily corporate	152,555	13,275	(2,121)	163,709
Total Fixed Maturities	$ 3,841,839	$ 239,766	$ (48,903)	$ 4,032,702
Common Stocks:
Public Utilities	646	165	-	811
Banks, trust and insurance companies	2,993	589	(5)	3,577
Industrial, miscellaneous and all other	31,093	9,728	(519)	40,302
	$ 34,767	$ 10,482	$ (524)	$ 44,725

Available for sale investments at December 31, 2004:

	Cost or Amortized	Gross Unrealized
Type of Investment	Cost	Gains	(Losses)	Market Value
		(in thousands)
Fixed Maturities:
Bonds and Notes:
United State government and government agencies and authorities	$ 761,492	$ 24,182	$ (16,106)	$ 769,568
States, municipalities and political subdivisions	0	0	0	0
Foreign governments	9,232	3,684	0	12,916
Public Utilities	425,754	40,205	(3,323)	462,636
All other corporate bonds	2,544,830	268,315	(16,768)	2,796,377
Preferred stocks, primarily corporate	169,452	16,482	(297)	185,637
Total Fixed Maturities	$ 3,910,760	$ 352,868	$ (36,494)	$ 4,227,134
Common Stocks	$ 33,001	$ 13,123	$ (265)	$ 45,859

The estimated fair value of fixed maturities available for sale at December 31, 2005, by contractual maturity, is as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Market Value
(in thousands)
Due in one year or less	$40,648
Due after one year through five years	309,795
Due after one year through ten years	1,063,146
Due after ten years	2,175,709
Total debt securities	3,589,298
Mortgage-Backed Bonds	279,695
Preferred Stocks	163,709
Total	$4,032,702

The following information summarizes the components of net investment income and realized investment gains:

Net Investment Income:

	Year Ended December 31
	2005	2004	2003
	(in thousands)
Fixed Maturities	$ 274,366	$ 284,823	$ 270,206
Common Stocks	1,334	986	659
Short-term investments	4,197	348	1,840
Other long-term investments	63,452	57,528	30,167
Other investment income	1,984	2,052	2,409
	345,333	345,737	305,281
Less investment expenses	5,622	6,295	6,274

Net investment income	$ 339,711	$ 339,442	$ 299,007

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2005:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities	(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 199,083	$ 2,866	$ 108,226	$ 1,979	$ 307,309	$ 4,845
Corporate Bonds	1,078,586	37,251	55,105	4,686	1,133,691	41,937
Preferred Stocks	37,691	1,076	11,949	1,045	49,640	2,121
Subtotal Fixed Maturities	1,315,360	41,193	175,280	7,710	1,490,640	48,903
Common Stock	5,760	524	-	-	5,760	524

Total	$1,321,120	$ 4 1,717	$175,280	$ 7,710	$1,496,400	$ 49,427

The following presents the amortized cost and gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2005.

	Gross Unrealized Losses	% of Total
	(in thousands)
Less than twelve months	$ 41,193	84.23
Twelve months or more	7,710	15.77
Total	$ 48,903	100.00

During 2005, 2004, and 2003 the Company realized losses related to other than temporary impairments of approximately $9.2 million, $4.4 million and $29.0 million, respectively.  The other than temporary impairments were primarily due to deteriorating fundamentals in the automotive sector in 2005, bankruptcies in the airline industry in 2004 and the credit deterioration of high yield bonds and bank loans contained in commercial debt obligations in 2003.

Net Realized Investment Gains:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Fixed maturities	$ 66,513	$ 11,687	$ 9,703
Common stocks	8,497	3,591	625
Total realized gains on investments	$ 75,010	$ 15,278	$ 10,328

Net Unrealized Investment (Losses) Gains:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Fixed maturities	$ 190,863	$ 316,374	$ 234,840
Common stocks	9,958	12,858	8,381
Other Assets	53,282	23,080	6,928
Unrealized investment gains	$ 254,103	$ 352,312	$ 250,149
Amortization (benefit of deferred acquisition costs)	(28,694)	(48,988)	(45,692)
Deferred federal income tax benefit	(60,244)	(106,163)	(71,560)
Transition Adjustment	(2,127)	(2,799)	(3,471)
Net unrealized investment gains	163,038	194,362	129,427
Change in net unrealized investment (losses) gains	$ (31,324)	$ 64,935	$ 48,770

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the Year Ended December 31, 2005:	(in thousands)
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (128,325)	$ 44,914	$ (83,411)
Plus: reclassification adjustment for gains realized in net income	75,010	(26,254)	48,756
Change related to deferred policy acquisition costs	(20,294)	7,103	(13,191)
Net unrealized investment gains (losses)	$ (73,609)	$ 25,763	$ (47,846)

For the Year Ended December 31, 2004:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 85,633	$ (29,972)	$ 55,661
Plus: reclassification adjustment for gains realized in net income	15,278	(5,347)	9,931
Change related to deferred policy acquisition costs	3,295	(1,153)	2,142
Net unrealized investment gains (losses)	$ 104,206	$ (36,472)	$ 67,734

For the Year Ended December 31, 2003:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 36,761	$ (12,866)	$ 23,895
Plus: reclassification adjustment for gains realized in net income	10,328	(3,615)	6,713
Change related to deferred policy acquisition costs	33,282	(11,649)	21,633
Net unrealized investment gains (losses)	$ 80,371	$ (28,130)	$ 52,241

The change in unrealized investment gains (losses) shown above resulted primarily from changes in general economic conditions which directly influenced investment security markets.  These changes were also impacted by writedowns of investment securities for declines in market values deemed to be other than temporary.

Proceeds from sales and maturities of fixed maturities during 2005, 2004 and 2003 were $1,095.9 million, $633.5 million and $1,024.8 million, respectively.  During 2005, 2004 and 2003, respectively, gross gains of $86.5 million, $16.3 million and $40.3 million and gross losses of $15.1 million, $6.7 million and $18.8 million were realized on those sales.

There were no investments owned in any one issuer that aggregate 10% or more of shareholders’ equity as of December 31, 2005.

As of December 31, 2005 and 2004 securities with a carrying value of approximately $6.3 million and $13.5 million, respectively, were on deposit with various state insurance departments to comply with applicable insurance laws.

Other long-term investments are comprised of equity interests in limited partnerships.

Variable Interest Entities

The following table presents the total assets and maximum exposure to loss relating to variable interest entities for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at December 31, 2005 and December 31, 2004, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated.

December 31, 2005
	PRIMARY BENEFICIARY		NOT PRIMARY BENEFICIARY
(in thousands)
	Total Assets	Maximum Exposure to Loss	Total Assets (1)	Maximum Exposure to Loss (2)
Limited Partnerships	-	-	$ 283,151	$ 229,870

December 31, 2004
	PRIMARY BENEFICIARY		NOT PRIMARY BENEFICIARY
(in thousands)
	Total Assets(1)	Maximum Exposure to Loss (2)(3)	Total Assets (1)	Maximum Exposure to Loss (2)
Collateralized debt obligations	$ 17,408	$ 7,000	$ 108,714	$ 77,754
Limited Partnerships	-	-	315,579	292,500

(1)

Market value at year-end

(2)

Book Value at year-end

(3)

This includes the book value of the variable income note and excludes the US Treasury strip.

Derivative Financial Instruments

The Company accounts for its derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instrument and Hedging Activities”.  SFAS No. 133 requires all derivative instruments to be recorded in the balance sheet at fair value.  Changes in the fair value of derivative instruments are recorded as other income (loss) in the period in which they arise.  The Company has not designated its derivatives related to marketable securities as hedges, in accordance with SFAS No. 133.  Accordingly, the change in fair value of derivatives is recognized as a component of realized investment gains and losses in earnings as described above.  The Company does not hold or issue any derivative financial instruments for speculative trading purposes.

As an element of its asset liability management strategy, the Company hedges against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as payor swaptions.  Swaptions are options to enter into an interest rate swap arrangement with a counter party at a specified future date.  At expiration, the counter party would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The total notional amount of these contracts at December 31, 2005 was $1.075 billion.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates.  With the Swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

The Company has determined that the Payor Swaptions represent a “non-qualified hedge” and has adopted accounting procedures consistent with the provisions of SFAS 133. These investments are classified on the balance sheet as “Derivative instruments”. Under SFAS 133, the value of the Payor Swaptions is recognized at “fair value” (market value), with the resulting change in fair value reflected in the income statement as a realized gain or loss. The change in market value since purchase was a loss of $434,764. The Company has determined that the average fair value for the period that the Company has held these Swaptions (based upon weekly market values from July 31, 2005 to December 31, 2005) was $21,601,386.

 3.  NOTES PAYABLE

Notes payable at December 31, 2005 and 2004 consist of $100 million, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of December 31, 2005, unamortized costs were $701,000.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $2.1 million recorded in accumulated other comprehensive income as of December 31, 2005, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company amortizes the deferred loss from accumulated other comprehensive income to income over the term of the notes.  The Company expects to amortize approximately $672,000 into earnings within the next 12 months.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of December 31, 2005, the Company believes that it is in compliance with all of the covenants.

The short-term note payable relates to a bank line of credit in the amount of $50,000,000 and provides for interest on borrowings based on market indices.  At December 31, 2005 and 2004 the Company had $50,000,000 and $50,000,000 outstanding, respectively. The line of credit is up for renewal on April 22, 2006 with The Bank of New York.  If the bank chooses not to renew the line of credit, the Company would be forced to pay-down the $50 million in April 2006 or seek alternative financing options. For the year ended December 31, 2005 and 2004 the short-term note payable had a weighted average interest rate of 4.04% and 2.07%, respectively.

The Insurance Company holds a senior note payable with a par value of $9.8 million and a book value of $9.5 million of the Corporation.  The value of such note was not eliminated in the consolidated financial statements as the Insurance Company plans to dispose of the aforementioned note in 2006.  The Insurance Company holds the note as an asset in its financial statements, while the Corporation holds the note as a liability with no net effect in the consolidated financial statements.

4.  SHAREHOLDERS' EQUITY

During 2005, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share.  During 2005, 2004 and 2003, the Company had not purchased or retired shares of its common stock.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

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

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to Company without obtaining prior regulatory approval.  Under New York law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the end of the immediately preceding calendar year, or (ii) its net gain (after tax) from operations for the immediately preceding calendar year.  Any dividend in excess of such amount is subject to approval by the Superintendent.  The Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The NYSID has established informal guidelines for such determinations.  The guidelines focus on, among other things, an insurer’s overall financial condition and profitability under statutory accounting practices.  Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP.  The significant differences relate to the treatment of deferred policy acquisition costs, deferred income taxes, required investment reserves and reserve calculation assumptions.

5.  EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Retirement Plan

After freezing the Presidential Life Insurance Company Employees’ Retirement Plan in February 2004, the Company completed the voluntary termination of the Plan effective November 30, 2004, subject to the provisions set forth in ERISA.  The Company completed the full distribution of the Plan’s assets to the participants in December 2004.

Year Ended December 31, 2004

Change in benefit obligation
Benefit obligation at beginning of year	$ 13,612
Service cost	-
Interest cost	663
Actuarial (gain)/loss	(713)
Benefits paid	(602)
Impact of Curtailment	(2,081)
Impact of Settlement	2,164
Impact of Termination	(13,043)
Benefit obligation at end of year	-

Change in plan assets
Fair value of assets at beginning of year	6,972
Actual return on plan assets	442
Employer contribution	6,231
Benefits paid	(602)
Impact of Settlement	(13,043)
Fair value of assets at end of year	-

Funded status	-
Unrecognized net actuarial loss (gain)	-
Unrecognized prior service cost (benefit)	-
Unrecognized Net Transition Obligation	-
Net amount recognized	-

Amounts recognized in the statement of financial position consist of:

Prepaid benefit cost	-
Accrued benefit cost	-
Intangible assets	-
Accumulated other comprehensive income	-
Net amount recognized	$ -

Information for pension plans with an accumulated benefit obligation in excess of plan assets

Projected benefit obligation	-
Accumulated benefit obligation	-
Fair value of plan assets	-

Components of Net Periodic Benefit Cost
Service cost	$ -
Interest cost	663
Expected return on plan assets	(529)
Amortization of net transition obligation	-
Amortization of (gain) loss	104
Net periodic benefit cost	$ 238

Year Ended December 31,
2004
Assumptions

Weighted-average assumptions used to determine benefit obligations December 31

Discount rate	6.0%
Rate of compensation increase	3.0%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31

Discount rate	6.0%
Expected long-term return on plan assets	5.5%
Rate of compensation increase	3.0%

Plan Assets

Asset Category

Flexible Annuity Contract	100%
Total	100%

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992.  Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company announced its intention to make an annual contribution to the 401(k) plan equal to 4% of all employees’ salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $275,000 into this plan during the twelve months ended December 31, 2005.

5. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS - CONTINUED

Employee Stock Option Plan

The Company has adopted an incentive stock option plan recommended by the Board of Directors and approved by the shareholders.  This plan grants options to purchase up to 1,000,000 shares of common stock of the Company to officers and key employees.  Option prices are 100% of the fair market value at date of grant.  The following schedule shows all options granted, exercised, expired and exchanged under the Company's Incentive Stock Option Plan as of December 31, 2005.

Information relating to the options is as follows:

	Number	Amount	Total
	of Shares	Per Share	Price

Outstanding, December 31, 2001	442,100	$ 18.04	$ 7,975,484
Granted	179,750	15.60	2,804,100
Exercised	(13,977)	15.13	(211,402)
Cancelled	(50,574)	22.46	(1,135,892)

Outstanding, December 31, 2002	557,299	16.92	9,432,290
Granted	616,650	16.49	8,249,386
Repriced	(516,650)	16.93	(8,748,691)
Cancelled	(40,849)	16.83	(687,350)

Outstanding, December 31, 2003	616,450	13.38	8,245,635
Granted	100,000	15.43	1,543,000
Repriced	(27,775)	10.90	(302,748)
Cancelled	(39,975)	13.53	(540,902)
Outstanding, December 31, 2004	648,700	13.79	8,944,986
Granted	210,750	18.33	3,863,048
Exercised	(65,323)	13.86	(905,377)
Cancelled	(17,406)	13.96	(243,057)

Outstanding, December 31, 2005	776,721	$ 15.01	$ 11,659,599

At December 31, 2005, there were 161,906 options for shares of common stock exercisable.

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan.  Accordingly, no compensation cost has been recognized for its fixed stock option plan.  Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per common share for the years ended December 31, 2005, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

Net income (in thousands)	Year Ended December 31,
	2005	2004	2003

As reported	$ 91,589	$ 65,965	$ 38,279
Pro forma	91,363	65,873	38,173

Earnings per common share, diluted

As reported	$ 3.11	$ 2.24	$ 1.31
Pro forma	$ 3.10	$ 2.24	$ 1.31

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS 123R”). SFAS 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations. SFAS 123R provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities.  SFAS 123R also requires that the fair value of all share-based transactions be recorded in the financial statements. The revised pronouncement is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005 instead of at the beginning of the first quarter after June 15, 2005.  Thus, the Company must adopt the revised pronouncement by January 1, 2006.  See further discussion under New Accounting Pronouncements in footnote 1.

The Company has evaluated assumptions it has historically used in the Black-Scholes option pricing model for determining fair value of options granted in light of guidance provided in SFAS 123R and SAB 107, and has determined that following the guidance would result in the refinement of assumptions it has historically used for determining the SFAS 123 pro-forma net income disclosures.  Under the guidance, the Company has refined its estimates of the expected volatility of its share price to between 27% and 30% based upon the grant date as compared to the 49% originally used in the Black-Scholes model, and the Company refined its estimates of the expected lives of options granted to between 3.75 years and 4.25 years based upon the grant date as compared to the five years originally used in the Black-Scholes model.

The 1996 Stock Option Expires on June 1, 2006.  The Board of Directors of the Company has approved the adoption of a 2006 Stock Option Plan effective June 1, 2006.  The proposal to adopt the 2006 Stock Option Plan will be submitted to the shareholders of the Company for approval at the 2006 Annual Meeting of Shareholders, scheduled to be held in May 2006.

6.  INCOME TAXES

The provision for income taxes differs from the amount of income tax expense determined by applying the 35% U.S. statutory federal income tax rate to pre-tax net income from continuing operations as follows:

	2005	2004	2003
(in thousands)

Pre-Tax Net Income	$ 148,212	$ 100,021	$ 60,237

Provision for income taxes computed
At Federal statutory rate	51,873	35,007	21,083
Increase (decrease) in income taxes
resulting from:
Other	(4,750)	(951)	875

Provision for Federal
income taxes	$ 56,623	$ 34,056	$ 21,958

Deferred Federal Income Tax Expense/(Benefit)

The Company provides for deferred income taxes resulting from temporary differences, which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.  The sources of these differences and the tax effect of each were as follows:

	2005	2004	2003
	(in thousands)
Deferred policy acquisition costs	$ 11,076	$ (15,796)	$ 1,609
Policyholders' account balances	132	0	(109)
Investment adjustments	35,377	4,461	13,659
Insurance policy liabilities	6,983	19,216	(7,143)
Other	(11,148)	792	5,584
Deferred Federal income tax
expense	$ 42,420	$ 8,673	$ 13,600

6.  INCOME TAXES - CONTINUED

Net Deferred Tax Liability (Asset)

The significant components of the Company’s net deferred tax liability (“DTL”) and (asset) (“DTA”) as of December 31, 2005, and 2004 are as follows:

	2005	2004
	(in thousands)
Deferred federal income tax asset:
Investments	$ (32,977)	$ (35,031)
Net Operating Loss	(259)	(273)
Insurance Reserves	(14,849)	(21,832)
Other	(1,020)	(1,275)

Deferred federal income tax asset	(49,105)	(58,411)

Valuation Allowance	-	4,520
Net deferred federal income tax asset	(49,105)	(53,891)

Deferred federal income tax liability:
Deferred Policy Acquisition Costs	32,558	21,481
Unrealized Gains	78,741	106,163
Policyholder Account Balances	442	311
Original Issue Discount and Market Discount on Bonds	27,340	-
Other	-	606
Deferred federal income tax liability	139,081	128,561

Net deferred federal income tax liability (asset)	$ 89,976	$ 74,670

The valuation allowance relates principally to investment writedowns recorded for financial reporting purposes, which have not been recognized for income tax purposes due to the uncertainty associated with their realizability for income tax purposes.

Prior to 1984, Federal income tax law allowed life insurance companies to exclude from taxable income and set aside certain amounts in a tax memorandum account known as the Policyholder Surplus Account (“PSA”).  Under the tax law, the PSA has been frozen at its December 31, 1983 balance of $2,900,000, which may under certain circumstances become taxable in the future.  The Insurance Company does not believe that any significant portion of the amount in this account will be taxed in the foreseeable future.  Accordingly, no provision for income taxes has been made thereon.  If the amount in the PSA were to become taxable, the resulting liability using current rates would be approximately $1,015,000.  The Company has a net operating loss of approximately $740,000 and it expires in 2023.

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

Reinsurance ceded from the Insurance Company to Swiss Re Life & Health America, Inc. at December 31, 2005 and 2004 consists of coinsurance agreements aggregating face amounts of $346.5 million and $372.3 million, respectively, representing the amount of individual life insurance contracts that were ceded to the reinsurers.  The term “coinsurance” refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy to be reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

Premiums ceded for 2005, 2004 and 2003 amounted to approximately $5.5 million, $6.1 million, and $5.3 million, respectively.

8.  STATUTORY FINANCIAL STATEMENTS

Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ from GAAP.  Material differences resulting from these accounting practices include the following:  (1) deferred policy acquisition costs, deferred Federal income taxes and statutory non-admitted assets are recognized under GAAP accounting while statutory investment valuation and interest maintenance reserves are not; (ii) premiums for universal life and investment-type products are recognized as revenues for statutory purposes and as deposits to policyholders' accounts under GAAP; (iii) different assumptions are used in calculating future policyholders' benefits under the two methods; (iv) different methods are used for calculating valuation allowances for statutory and GAAP purposes; and (v) fixed maturities are recorded at market value under GAAP while under statutory accounting practices, they are recorded principally at amortized cost.

Effective January 1, 2002, the NAIC adopted the Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments.  However, statutory accounting principles continue to be established by individual state laws and permitted practices.  The NYSID required adoption of the Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2002.  DTA’s are equal to the lesser of: the amount of gross DTA expected to be realized within one year of the balance sheet date; or ten percent of statutory capital and surplus as reported on its most recently filed statutory statement. This change allowed the Insurance Company to realize a DTA of approximately $2.7 million in 2005 and $43.8 million in 2004. The Codification, as currently interpreted, did not adversely affect statutory capital or surplus as of December 31, 2005.

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

The Company determines the fair value of its limited partnership investments based upon financial reports and valuations provided by the general partners.  As of December 31, 2005, the Company has an unrealized gain of $53.3 million from its limited partnership investments, which carry a book value of $283.2 million at December 31, 2005.  As of December 31, 2005, the Company was committed to contribute, if called upon, an aggregate of approximately $88.7 million of additional capital to certain of these limited partnerships.

The market value of short-term investments and policy loans is estimated to approximate the carrying value.

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

December 31, 2005	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	$4,032,702	$4,032,702
Common Stock	44,725	44,725
Derivatives	18,996	18,996
Policy Loans	19,670	19,670
Cash and Short-Term Investments	316,001	316,001
Other Long-Term Investments	283,153	283,153
Liabilities
Policyholders' Account Balances	$3,269,881	$3,276,182
Note Payable	100,000	100,000
Short-Term Note Payable	50,000	50,000

December 31, 2004	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	$4,227,134	$4,227,134
Common Stock	45,859	45,859
Policy Loans	17,642	17,642
Cash and Short-Term Investments	34,234	34,234
Other Long-Term Investments	315,581	315,581
Liabilities
Policyholders' Account Balances	$3,246,039	$3,282,350
Note Payable	100,000	100,000
Short-Term Note Payable	50,000	50,000

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is presented below.  Certain amounts have been reclassified to conform to the current year's presentation.

		Three Months Ended
2005		March 31 June 30	September 30	December 31
(in thousands, except per share)
Premiums and other
Insurance revenues	$10,821	$12,392	$11,340	$9,307
Net investment income	84,956	92,275	86,682	75,798
Realized investment gains	61,072	5,585	7,275	1,078
Total revenues	156,849	110,252	105,297	86,183
Benefits and expenses	85,735	79,426	76,064	69,144
Net income	$ 46,556	$ 20,168	$ 19,125	$ 5,740

Earnings per share	$1.58	$.69	$.65	$.20

Three Months Ended
2004	March 31 June 30		September 30	December 31
(in thousands, except per share)
Premiums and other
Insurance revenues	$ 14,070	$ 10,643	$ 7,979	$ 8,848
Net investment income	81,255	90,339	88,397	79,450
Realized investment gains (losses)	5,632	7,069	458	2,119
Total revenues	100,957	108,051	96,834	90,417
Benefits and expenses	78,733	73,986	70,934	72,586
Net income	14,514	$ 22,261	$ 16,926	$ 12,264

Earnings per share	$ .49	$ .76	$ .58	$ .42

12.  RISK-BASED CAPITAL

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2005, the Insurance Company’s Company Action Level was $97.6 million and the Mandatory Control Level was $34.1 million. The Insurance Company’s adjusted capital at December 31, 2005 and 2004 was $338.3 million and $264.1 million, respectively, which exceeds all four-action levels.

13.  ASSESSMENTS AGAINST INSURERS

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

The amount of these assessments against the Insurance Company in 2005 and prior years have not been material.  However, the amount and timing of any future assessment against the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Corporation and the Insurance Company.  As such, no reasonable estimate of such assessments can be made.

14.  ANNUITY AND UNIVERSAL LIFE DEPOSITS

The Company offers, among other products, annuity and universal life insurance.  The amounts received as deposits for each of the years ended December 31 are as follows:

	2005	2004	2003
(in thousands)
Universal Life	$1,453	$1,567	$16,819
Annuity	139,688	234,494	222,029

Total	$141,141	$236,061	$238,848

15.  STATUTORY INFORMATION

The Insurance Company prepares its statutory financial statements in accordance with accounting practices prescribed by the New York State Insurance Department.  Prescribed SAP include state laws, regulations and general administrative rules, as well as a variety of publications from the NAIC.  Accounting principles used to prepare statutory financial statements differ from financial statements prepared on the basis of GAAP.

A reconciliation of the Insurance Company’s net income (loss) as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2005, 2004 and 2003, follows:

(in thousands)	2005	2004	2003
Statutory net income (loss)	$103,569	$36,309	$19,326

Reconciling items:
Deferred policy acquisition costs	(20,040)	(4,461)	2,677
Investment income difference	3,267	-	-
GAAP Deferred taxes	(40,614)	(7,317)	(3,454)
Policy liabilities and accruals	3,942	40,263	1,305
IMR amortization	(1,736)	(6,751)	(7,699)
IMR capital gains	48,171	5,998	20,347
Federal income taxes	2,916	(354)	-
Other	(396)	158	(992)
Non-insurance company’s net income	(7,490)	2,120	6,769

GAAP net income	$91,589	$65,965	$38,279

A reconciliation of the Insurance Company’s shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31 follows:

(in thousands)	2005	2004
Statutory shareholders’ equity	$292,944	$190,093

Reconciling items:
Asset valuation and interest maintenance reserves	116,321	88,518
Investment valuation differences	180,252	286,783
Deferred policy acquisition costs	80,394	80,429
Policy liabilities and accruals	83,882	70,338
Difference between statutory and GAAP deferred taxes	(91,073)	(115,865)
Other	643	(531)
Non-insurance company’s shareholders’ equity	(36,867)	(4,031)

GAAP shareholders’ equity	$626,496	$595,734

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

December 31,
	2005	2004

ASSETS:
Investment in subsidiaries at equity	$661,843	$611,557
Cash in bank	(2,094)	(318)
Real estate, net	35	35
Fixed maturities, available for sale	89,383	102,873
Investments, common stocks	19,239	17,534
Short-term investments	12,197	3,110
Other long-term investments	2	2
Deferred debt issue costs	701	922
Other assets	5,318	7,181

TOTAL ASSETS	$786,624	$742,896

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Notes payable, long term	100,000	100,000
Short-term note payable	50,000	50,000
Other liabilities	10,128	(2,838)

TOTAL LIABILITIES	160,128	147,162

Total Shareholders' Equity	626,496	595,734

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$786,624	$742,896

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(in thousands)
Year Ended December 31,
	2005	2004	2003
REVENUES:
Income from rents	$ 788	$ 772	$ 757
Investment income	8,228	10,197	11,986
Realized investment gains (losses)	(712)	3,203	3,089

Total Revenues	8,304	14,172	15,832

EXPENSES:
Operating and administrative	1,291	1,298	919
Interest	10,789	9,806	9,643

Total Expenses	12,080	11,104	10,562

Income (Loss) before federal income taxes
and equity in income of subsidiaries	(3,776)	3,068	5,270

Federal income tax benefit	3,585	951	(1,452)
Income (Loss) before equity in income of subsidiaries	(7,361)	2,117	6,722

Equity in income of subsidiaries
before deducting dividends received	98,950	63,848	31,557

Net income (loss)	$ 91,589	$ 65,965	$ 38,279

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

	2005	2004	2003
Operating Activities:
Net (loss) income	$ 91,589	$ 65,965	$ 38,279
Adjustments to reconcile net income to
net cash provided by operating activities:
Realized investment losses (gains)	712	(3,203)	(3,089)
Depreciation and amortization	893	893	893
Equity in income of subsidiary companies	(98,950)	(63,848)	(31,557)
Deferred Federal income taxes	1,806	1,356	10,147
Changes in:
Accrued investment income	110	210	327
Accounts payable and accrued expenses	20	123	(91)
Other assets and liabilities	15,572	(9,642)	(12,348)

Net Cash Provided By (Used In) Operating Activities	11,752	(8,146)	2,561

Investing Activities:
Purchase of fixed maturities	(1,049)	(665)	(29,414)
Sale of fixed maturities	7,008	18,103	30,758
Common stock acquisitions	(20,887)	(13,822)	(9,237)
Common stock sales	21,341	11,165	2,565
Other invested asset additions	-	-	(2)
Other invested asset distributions	-	1,110	7,490
Decrease (increase) in short-term investments	(9,087)	1,585	9,055

Net Cash Provided by (Used In) Investing Activities
Investing Activities	(2,674)	17,476	11,215

Financing Activities:
Dividends to shareholders	(11,759)	(11,728)	(11,732)
Repurchase of common stock	905	-	-

Net Cash Used In
Financing Activities	(10,854)	(11,728)	(11,732)

Increase (Decrease) in Cash	(1,776)	(2,397)	2,044

Cash at Beginning of Year	(318)	2,080	36

Cash at End of Year	$ (2,094)	$ (318)	$ 2,080

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES								Schedule III
SUPPLEMENTAL INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column F-1	Column G	Column H	Column I	Column J	Column K
Benefits,
Claims, Losses,
		Future Policy						Interest
		Benefits,		Other				Credited to
		Losses, Claims,		Policy		Mortality,		Account	Amortization
	Deferred	Loss Expenses,		Claims		Surrender		Balances	of Deferred
	Policy	and Policy-		and		and Other	Net	and	Policy	Other
	Acquisition	holder Account	Unearned	Benefits	Premium	Charges to	Investment	Settlement	Acquisition	Operating	Premiums
	Costs	Balances	Premiums	Payable	Revenue	Policyholders	Income	Expenses	Costs	Expenses	Written

Year Ended December 31, 2005
Life Insurance	$ 14,692	$ 220,790	$ -	$ -	$ 7,138	$ 69	$ 17,257	$ 15,635	$ 1,591	$ 3,747
Annuity	65,702	3,772,063	-	-	27,383	1,326	322,337	236,538	26,811	10,658
Accident and Health	-	3,028	-	-	4,622	-	117	2,726	-	838	$ 4,622
Total	$ 80,394	$ 3,995,881	$ -	$ -	$ 39,143	$ 1,395	$ 339,711	$ 254,899	$ 28,402	$ 15,243	$ 4,622

Year Ended December 31, 2004
Life Insurance	$ 14,148	$ 214,146	$ -	$ -	$ 7,693	$ 86	$ 17,464	$ 12,065	$ 1,119	$ 3,864
Annuity	66,281	3,751,416	-	-	28,356	1,141	321,860	238,547	14,762	11,823
Accident and Health	-	2,219	-	-	4,366	-	118	2,654	-	643	$ 4,366
Total	$ 80,429	$ 3,967,781	$ -	$ -	$ 40,415	$ 1,227	$ 339,442	$ 253,266	$ 15,881	$ 16,330	$ 4,366

Year Ended December 31, 2003

Life Insurance	$ 13,671	$ 212,784	$ -	$ 421	$ 6,870	$ 51	$ 15,384	$ 12,747	$ 1,044	$ 6,990
Annuity	74,391	3,595,936	-	-	32,622	1,012	283,519	240,051	6,825	12,498
Accident and Health	-	2,308	-	-	4,122	-	104	4,650	-	833	$ 4,122
Total	$ 88,062	$ 3,811,028	$ -	$ 421	$ 43,614	$ 1,063	$ 299,007	$ 257,448	$ 7,869	$ 20,321	$ 4,122

REINSURANCE (in thousands)				Schedule IV

Column A	Column B	Column C	Column D	Column E
			Assumed
		Ceded to	From
	Gross	Other	Other	Net
	Amount	Companies	Companies	Amount

Year Ended December 31, 2005
Life Insurance in Force	$ 1,308,974	$ 814,538	$ 1,083,542	$ 1,577,978

Premiums:
Life Insurance	11,564	5,522	1,096	7,138
Annuity	27,384	-	-	27,384
Accident and Health Insurance	6,923	2,301	-	4,622

Total	$ 45,871	$ 7,823	$ 1,096	$ 39,144

Year Ended December 31, 2004
Life Insurance in Force	$ 1,354,417	$ 868,321	$ 799,466	$ 1,285,562

Premiums:
Life Insurance	10,448	6,097	3,342	7,693
Annuity	28,356	-	-	28,356
Accident and Health Insurance	6,105	1,739	-	4,366

Total	$ 44,909	$ 7,836	$ 3,342	$ 40,415

Year Ended December 31, 2003
Life Insurance in Force	$ 1,342,324	$ 859,249	$ 782,938	$ 1,266,013

Premiums:
Life Insurance	9,139	6,048	3,779	6,870
Annuity	32,622	-	-	32,622
Accident and Health Insurance	6,217	2,095	-	4,122

Total	$ 47,978	$ 8,143	$ 3,779	$ 43,614

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

Date: March 15, 2006

                                                                     /s/Herbert Kurz

                                                                                                                   ----------------------

               Herbert Kurz

               Chief Executive Officer

Exhibit 31.02

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

Date: March 15, 2006

/s/Charles Snyder

                                                                                                                                 ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.01

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

 The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

Herbert Kurz

Chief Executive Officer

March 15, 2006

Exhibit 32.02

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

Charles Snyder

Treasurer and Chief Financial Officer

March 15, 2006

S-9