Form 10-Q
period 2006-03-31
PRESIDENTIAL LIFE CORP
filed 2006-05-09
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006	Commission file number 0-5486

Presidential Life Corporation

Delaware	13-2652144
(State of incorporation)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

Indicate By check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of May 8, 2006 was approximately

$752,495,627 based upon the closing price of such stock on that date.

The number of shares outstanding of the Registrant’s common stock as of May 8, 2006 was 29,440,361.

INDEX

Part I	Financial Information	Page No.

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	March 31, 2006 (Unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of Income (Unaudited)
	For the Three months ended March 31, 2006 and 2005	4

	Condensed Consolidated Statements of Shareholders'
	Equity (Unaudited) - For the Three months ended
	March 31, 2006 and 2005	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	For the Three months ended March 31, 2006 and 2005	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-15

	Reports of Independent Registered Public Accounting Firms	16-17

Item 2.	Management's Discussion and Analysis of	18-29
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

Part II -	Other Information	30

	Item 1. Legal Proceedings
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3. Defaults Upon Senior Securities
	Item 4. Submission of Matters to a Vote of Security Holders
	Item 5. Other Information
	Item 6. Exhibits

Signatures		31-32

BDO Seidman, LLP Letter of Awareness Deloitte & Touche, LLP Letter of Awareness Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer		33
		34
		35
		36
		37
		38

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Amortized cost of
$3,798,175 and $3,841,839 respectively)	$ 3,883,951	$ 4,032,702
Common stocks (Cost of $32,723 and
$34,732, respectively)	45,857	44,725
Derivative instruments, at fair value	25,223	18,996
Real estate	415	415
Policy loans	18,913	19,670
Short-term investments	309,098	309,345
Other long-term investments	286,715	283,153
Total Investments	4,570,172	4,709,006

Cash and cash equivalents	4,470	6,656
Accrued investment income	54,050	52,682
Amounts due from security transactions	4,709	2,654
Federal income tax recoverable	16,434	25,853
Deferred policy acquisition costs	93,289	80,394
Furniture and equipment, net	214	201
Amounts due from reinsurers	13,993	14,214
Other assets	1,976	1,991
Assets held in separate account	1,943	1,908
TOTAL ASSETS	$ 4,761,250	$ 4,895,559

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 3,206,612	$ 3,269,881
Future policy benefits:
Annuity	650,570	651,678
Life and accident and health	64,460	64,073
Other policy liabilities	10,542	10,249
Total Policy Liabilities	3,932,184	3,995,881

Short-term note payable	50,000	50,000
Notes payable	100,000	100,000
Deferred federal income taxes	60,766	89,976
Deposits on policies to be issued	3,562	2,612
General expenses and taxes accrued	2,153	4,557
Other liabilities	23,065	24,129
Liabilities related to separate account	1,943	1,908
Total Liabilities	4,173,673	4,269,063

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,434,631 and 29,427,766 shares, respectively	294	294
Additional paid in capital	1,413	1,207
Accumulated other comprehensive gain	87,789	144,389
Retained earnings	498,081	480,606
Total Shareholders’ Equity	587,577	626,496
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$ 4,761,250	$ 4,895,559

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED MARCH 31, (UNAUDITED)
REVENUES:	2006	2005
Insurance Revenues:
Premiums	$ 3,029	$ 2,359
Annuity considerations	7,438	7,526
Universal life and investment type policy fee income	817	733
Net investment income	80,098	84,956
Realized investment gains	10,828	61,072
Other income	367	203

TOTAL REVENUES	102,577	156,849

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,210	2,694
Annuity benefits	18,697	18,852
Interest credited to policyholders' account balances	39,382	41,098
Interest expense on notes payable	2,332	2,611
Other interest and other charges	175	201
(Decrease) Increase in liability for future policy benefits	(681)	113
Commissions to agents, net	2,104	2,673
General expenses and taxes	2,992	4,297
Change in deferred policy acquisition costs	3,131	13,196

TOTAL BENEFIT AND EXPENSES	71,342	85,735

Income before income taxes	31,235	71,114

Provision (benefit) for income taxes
Current	9,460	26,522
Deferred	1,357	(1,964)
	10,817	24,558

NET INCOME	$ 20,418	$ 46,556

Earnings per common share, basic and diluted	.69	1.58

Weighted average number of shares outstanding during the period, basic	29,429,307	29,363,246
Weighted average number of shares outstanding during the period, diluted	29,671,302	29,452,395

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(in thousands, except per share data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2005	$ 294	$ 302	$ 400,776	$ 194,362	$ 595,734

Comprehensive Income:

Net Income			46,556		46,556

Rate Lock Adjustment				(2,631)	(2,631)

Net Unrealized Investment Losses				(44,395)	(44,395)

Comprehensive Income					(470)

Issuance of Shares Under stock option plan		20			20

Dividends Paid to Shareholders ($.10 per share)			(2,937)		(2,937)

Balance at March 31,2005	$ 294	$ 322	$ 444,395	$ 147,336	$ 592,347

Balance at January 1, 2006	$ 294	$ 1,207	$ 480,606	$ 144,389	$ 626,496

Comprehensive Income:

Net Income			20,418		20,418

Rate Lock Adjustment				(1,959)	(1,959)

Net Unrealized Investment Losses				(54,641)	(54,641)

Comprehensive Income					(36,182)

Issuance of Shares Under stock option plan		86			86

Share Based Compensation		120			120

Dividends paid to Shareholders ($.10 per share)			(2,943)		(2,943)

Balance at March 31, 2006	$ 294	$ 1,413	$ 498,081	$ 87,789	$ 587,577

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

THREE MONTHS ENDED MARCH 31, (UNAUDITED)
	2006	2005
OPERATING ACTIVITIES:
Net Income	$ 20,418	$ 46,556
Adjustments to reconcile net income to net cash provided by operating activities:
Provision /(Benefit) for deferred income taxes	1,357	(1,964)
Depreciation and amortization	235	248
Net accrual of discount on fixed maturities	(7,015)	(8,146)
Realized investment gains	(10,828)	(61,072)
Changes in:
Accrued investment income	(1,368)	(5,448)
Deferred policy acquisition cost	3,131	13,196
Federal income tax payable	9,419	26,466
Liability for future policy benefits	(721)	896
Other items	(1,530)	1,220

Net Cash Provided By Operating Activities	13,098	11,952

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(152)	(899,478)
Maturities, calls and repayments	12,151	122,549
Sales	38,563	719,603
Common Stocks:
Acquisitions	(11,373)	(8,909)
Sales	18,177	12,398
Increase (decrease) in short-term investments and policy loans	1,004	3,773
Other long-term investments:
Additions to other long-term investments	(27,012)	(6,342)
Distributions from other long-term investments	21,932	22,611
Amount due from security transactions	(2,055)	4,491

Net Cash Provided By / Used In Investing Activities	51,235	(29,304)

FINANCING ACTIVITIES:
(Decrease) increase in policyholders’ account balances	(63,269)	23,981
Bank overdrafts	(1,343)	(885)
Deposits on policies to be issued	950	(5,166)
Issuance of common stock	86	20
Dividends paid to shareholders	(2,943)	(2,938)

Net Cash Used In / Provided By Financing Activities	(66,519)	15,012

Decrease in Cash and Cash Equivalents	(2,186)	(2,340)
Cash and Cash Equivalents at Beginning of Period	6,656	6,326

Cash and Cash Equivalents at End of Period	$ 4,470	$ 3,986

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 42	$ 56

Interest Paid	$ 4,556	$ 4,288

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

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Management believes that, although the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on Form 10-K on March 16, 2006.

We manage and report our business as a single segment in accordance with the provisions of FAS 131, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 86.7%) and life insurance (approximately 13.3%).  The nature of these two product lines is sufficiently similar to permit their aggregation as a single reporting segment.  Approximately 75% of our life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and the Company does not make mortality charges on either product.  Moreover, the two products generate similar returns to the Company and carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility with overlapping administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both the Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

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

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments  (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements plus income distributed subsequently by the partnership.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value.  Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of March 31, 2006 and December 31,2005.  As of March 31, 2006, the Company was committed to contribute, if called upon, an aggregate of approximately $85.5 million of additional capital to certain of these limited partnerships.  $12.1 million in commitments will expire in 2006, $15.9 million in 2007, $15.7 million in 2008, $14.8 million in 2009, $17.9 million in 2010 and $9.1 in 2011.

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

Realized gains and losses on disposal of investments are determined for fixed maturities, other long-term investments and equity securities by the specific-identification method.

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

H.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the three months ended March 31, 2006 and 2005 was 29,671,302 and 29,452,395, respectively.  The dilution from the potential exercise of stock options outstanding did not change basic EPS.

I.

New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Specifically, the new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company believes that the adoption of SFAS 156 will not have an effect on its financial statements.

On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.”  This statement removes an exception from the requirement to bifurcate an embedded derivative feature from a beneficial interest in securitized financial assets.  This statement also provides an election, on an instrument-by-instrument basis, to measure at fair value the entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis.  The Company plans to adopt this guidance effective January 1, 2007.  The Company is in the process of assessing the impact of adopting SFAS No. 155 but does not believe that it will have a material effect on the Company's consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are consider impaired, whether that impairment is other-than-temporary, and how to measure such impairment loss.  FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  FSP 115-1 supersedes Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1") and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value ("Topic D-44") and nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  Adoption of this statement did not have an impact on the Company’s financial condition or results of operations.

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

In June 2005, the EITF reached consensus on Issue No. 04-5, Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 is effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. EITF 04-5 did not have a material impact on the Company's consolidated financial statements.

In June 2005, the FASB issued Statement No. 133 Implementation Issue No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor.” Implementation Issue No. B39 indicates that debt instruments where the right to accelerate the settlement of debt can be exercised only by the debtor do not meet the criteria of Paragraph 13(b) of Statement No. 133, and therefore should not individually lead to such options being considered embedded derivatives. Such options must still be evaluated under paragraph 13(a) of Statement No. 133. This implementation guidance is effective for the first fiscal quarter beginning after December 15, 2005. The Company’s adoption of this guidance effective January 1, 2006 did not have a material effect on the Company’s consolidated financial position or results of operations as the guidance is consistent with the Company’s existing accounting policy.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3 ("SFAS 154"). The statement is a result of a broader effort by the FASB to converge standards with the International Accounting Standards Board ("IASB"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is impracticable. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have a material impact on the Company's consolidated financial statements.

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

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS 123R”). SFAS 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.  SFAS 123R provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities.  SFAS 123R also requires that the fair value of all share-based transactions be recorded in the financial statements.  The adoption of SFAS No. 123(R) in the fiscal quarter ended March 31, 2006, did not have a material impact on the Company’s consolidated results of operations.  For more information on stock-based compensation costs during the three months ended March 31, 2006, refer to Note 2 - “Share-Based Compensation.”

2.

SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Company’s stock plans. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date. Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and SFAS 123, “Accounting for Stock-Based Compensation.” As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123(R). As the Company adopted SFAS 123(R) under the modified-prospective-transition method, results from prior periods have not been restated. The following table illustrates the effect on net income and earnings per share if the Company had not adopted SFAS 123(R) and applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using Black-Scholes-Merton multiple option pricing model for all option grants.

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2006	March 31, 2005

Net income, as reported	$20,418	$46,556
Add: Share-based payments included in reported net income, net of related tax effects per SFAS 123(R)	78	—
Pro forma net income	$20,496	$46,556
Earnings per share
Basic - as reported	$.69	$1.58
Basic - pro forma	$.70	$1.58

Diluted - as reported	$.69	$1.58
Diluted - pro forma	$.69	$1.58

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The adoption of SFAS 123(R)’s fair value method has resulted in additional share-based expense (a component of general expenses and taxes) in the amount of $119,456 related to stock options for the quarter ended March 31, 2006, than if the Company had continued to account for share-based compensation under APB No. 25. For the three months ended March 31, 2006, this additional share-based compensation lowered pre-tax earnings by $119,456, lowered net income by $78,244, and lowered basic earnings per share by $0.01.

The Company’s 1996 Stock Option Plan expires on June 1, 2006.  The Board of Directors of the Company has approved the adoption of a 2006 Stock Option Plan effective June 1, 2006.  The proposal to adopt the 2006 Stock Option Plan will be submitted to the shareholders of the Company for approval at the 2006 Annual Meeting of Shareholders, scheduled to be held in May 2006.

The Corporation’s Stock Incentive Plan of 1996 authorizes the granting of awards in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code.  The plan grants options to purchase up to 1,000,000 shares of common stock of the Company to officers and key employees.  All stock options granted have an exercise price equal to the fair market value of the Corporation’s common stock on the date of grant.  As of March 31, 2006, the Company had 769,220 options outstanding.

The Company generally issues new shares when options are exercised.  The following schedule shows all options granted, exercised, expired and exchanged under the Company's Incentive Stock Option Plan for the year ended December 31, 2005 and the three month period ended March 31, 2006.

Information relating to the options is as follows:

	Number	Amount	Total
	of Shares	Per Share	Price

Outstanding, December 31, 2004	648,700	$ 13.79	$ 8,944,986
Granted	210,750	18.33	3,863,048
Exercised	(65,323)	13.86	(905,377)
Cancelled	(17,406)	13.96	(243,057)

Outstanding, December 31, 2005	776,721	15.01	11,659,599
Granted	0	0	0
Exercised	(6,551)	13.05	(85,491)
Cancelled	(950)	14.64	(13,908)

Outstanding, March 31, 2006	769,220	$ 15.03	$ 11,560,200

The Company grants options to purchase common stock to its employees at prices equal to the market value of the stock on the dates the options were granted. The options have a term of 5 years from grant date and vest in equal annual installments over the four-year period following the grant date for employee options. Employees have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company did not award any options during the first quarter of 2006.  The key assumptions used in determining the fair value of options granted in 2005 and a summary of the methodology applied to develop each assumption are as follows:

Expected price volatility	27.75%
Risk-free interest rate	3.86%
Weighted average expected lives in years	3.75
Forfeiture rate	5-20%
Dividend yield	2.18%

Expected Price Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. We use actual historical changes in the market value of our stock to calculate the volatility assumption, as it is management’s belief that this is the best indicator of future volatility. We calculate weekly market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.

Risk-Free Interest Rate - This is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns.  The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period.  Options granted have a maximum term of five years. An increase in the expected life will increase compensation expense.

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.

Dividend Yield – The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yields for future periods within the expected life of the option.  An increase in the dividend yield will decrease compensation expense.

There was no impact on cash provided by operating and/or financing activities related to increased tax benefits from stock based payment arrangements.  During the quarter ended March 31, 2006, 6,551 options were exercised increasing cash provided by financing activities, issuance of common stock, by $86,000.

At March 31, 2006, the aggregate intrinsic value of all outstanding options was $19.5 million with a weighted average remaining contractual term of 2.51 years.  The total compensation cost related to non-vested awards not yet recognized was $1.3 million with an expense recognition period of 3.5 years.  During the three months ended March 31, 2006, 23,625 options vested with an intrinsic value of $600,311 at March 31, 2006.

There have been no modifications to the Company’s share-based compensation plans during quarter ended March 31, 2006.

3.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of March 31, 2006.

The following information summarizes the components of net investment income:

	For the three months ended March 31, 2006 (in thousands)	For the three months ended March 31, 2005 (in thousands)

Fixed maturities	$ 63,646	$ 70,155
Limited Partnerships	13,737	15,482
Common stocks	177	210
Short-term investments	3,566	334
Other investment income	388	465
	81,514	86,646

Less investment expenses	1,416	1,690

Net investment income	$ 80,098	$ 84,956

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

The following table presents the amortized cost and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at March 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 336,632	$ 14,708	$ 91,839	$ 8,297	$ 428,471	$ 23,005
Corporate Bonds	920,696	44,934	361,371	27,680	1,282,067	72,614
Preferred Stocks	58,376	1,729	6,273	421	64,649	2,150
Subtotal Fixed Maturities	1,315,704	61,371	459,483	36,398	1,775,187	97,769
Common Stock	5,571	405	0	0	5,571	405
Total Temporarily Impaired Securities	$ 1,321,275	$ 61,776	$ 459,483	$ 36,398	$ 1,780,758	$ 98,174

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by March 31, 2006.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 61,371	62.77
Twelve months or more	36,398	37.23
Total	$ 97,769	100.00

As of March 31, 2006, the Company had approximately $184 million of gross unrealized gains in fixed maturities.

The Company’s investments are primarily concentrated in a variety of fixed income securities that are exposed to a combination of credit risk and interest rate risk, each of which can impact fluctuations in overall market valuation. During the first three months of 2006, the portfolio experienced a decrease in market value caused by a rise in 30-year interest rates, as the 30-year Treasury yield increased from 4.53% to 5.00% during the period, representing a decrease in market value of 7.16 points or 6.36% of total value. During the same timeframe, the 10-year Treasury yield rose from 4.39% on December 31, 2005 to 4.89% on March 31, 2006. This represented a decrease in market value of the benchmark 10-year Treasury of approximately 3.84 points, or 3.81% of total value. Given the strength of the overall economic recovery and the announced policies of the U.S. Federal Reserve, the Company anticipates the possibility of some further rise in interest rates over the remainder of 2006.  A rise in overall interest rates may have a negative impact on the market valuation of the Company’s fixed income portfolio. The Company’s book value will generally increase when interest rates decrease and decrease when interest rates increase. The diluted book value per share at March 31, 2006 and December 31, 2005 was $ 19.80 and $ 21.27, respectively, largely reflecting the increase in interest rates.

Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry  has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.  As of March 31, 2006, the Company has, after evaluation, concluded that the above-mentioned securities with unrealized losses totaling $97.8 million, are not other than temporarily impaired.

4.

NOTES PAYABLE

Notes payable at March 31, 2006 and December 31, 2005 consist of $100 million, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the effective interest method over the term of the notes.  As of March 31, 2006, unamortized costs were $645,000.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $2.0 million recorded in accumulated other comprehensive income as of March 31, 2006, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company reclassifies the deferred loss from a liability to accumulated other comprehensive income over the term of the Senior Notes.  The Company expects to record approximately $672,000 of accumulated other comprehensive income for the year 2006.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of March 31, 2006, the Company believes that it is in compliance with all of the covenants.

The short-term note payable relates to a bank line of credit with the Bank of New York in the amount of $50 million and provides for interest on borrowings based on market indices.  At both March 31, 2006 and 2005 the Company had $50 million outstanding.  The line of credit was renewed on April 14, 2006 for a period of one year.

5.

SHAREHOLDERS' EQUITY

During 2005 and the first quarter of 2006, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

6.

NET UNREALIZED INVESTMENT (LOSSES)/GAINS

For the Three months ended March 31, 2006:	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
	(in thousands)
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (78,798)	$ 27,579	$ (51,219)
Plus: reclassification adjustment for gains realized in net income	10,828	(3,790)	7,038
Change related to deferred policy acquisition costs	(16,093)	5,633	(10,460)
Net unrealized investment losses	$ (84,063)	$ 29,422	$ (54,641)

For the Three months ended March 31, 2005:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ (114,461)	$ (40,061)	$ (74,400)
Plus: reclassification adjustment for gains realized in net income	61,072	21,375	39,697
Change related to deferred policy acquisition costs	(14,911)	(5,219)	(9,692)
Net unrealized investment gains	$ (68,300)	$ (23,905)	$ (44,395)

7.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employee’s salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $65,500 and $63,900 into this plan during the three months ended March 31, 2006 and March 31, 2005, respectively.

8.

INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards and (c) a valuation allowance.

The Company's effective tax rate for each of the three months ended March 31, 2006 and 2005 was 34.6% and 34.5%, respectively.

9.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 31, 2006, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

10.

SUBSEQUENT EVENTS

None

Item 1A.  Risk Factors

The Company’s business is subject to certain risks and events that, if they occur, could adversely affect the financial condition and results of operations and the trading price of our common stock.  For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2005.  In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company’s risk factors since the date of filing the Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying condensed consolidated balance sheet of Presidential Life Corporation and subsidiaries (“the Company”) as of March 31, 2006, and the related condensed consolidated statements of income, changes in stockholder’s equity, and cash flows for the three-month period ended March 31, 2006.  These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2006, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

BDO Seidman, LLP

New York, New York

May 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying condensed consolidated statements of income of Presidential Life Corporation and subsidiaries (“the Company”) for the three-month period ended March 31, 2005, and the condensed consolidated statements of shareholders’ equity and cash flows, for the three-month period ended March 31, 2005.  These interim financial statements are the responsibility of the Company’s management.

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

Deloitte & Touche, LLP

New York, New York

May 11, 2005

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

Executive Overview

Results

Basic earnings per share were $.69 and $1.58 for the three-month period ended March 31, 2006 and 2005, respectively.  Results in the first three months of 2005 reflected the results of the Company’s portfolio rebalancing initiative during that period.  In connection with that initiative, the Company sold approximately $778.3 million of longer-term investment assets and purchased approximately $778.3 million of shorter-term investment assets.  These transactions resulted in capital gains of approximately $58.3 million.  Our total revenues in the first three months of 2006 and 2005 were approximately $103 million and approximately $157 million, respectively. The results for the first three months of 2006 show a decrease in realized capital gains of approximately $50.2 million primarily due to the portfolio rebalancing activities in 2005, as discussed above.

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

In July 2005, Presidential Life entered into a series of Payor Swaption investments designed to protect the Company against an instantaneous rise in interest rates of 300 basis points, as required by the New York State Insurance Department (Regulation 126).  Six contracts against the 10-year swap rate were executed with one dealer and three banks at a total cost of $19,430,625. The Company has established ISDA Credit Support Agreements with the four counterparties. Three of the counterparties have ratings equal to or higher than Aa3/AA- by Moody's and S&P, respectively, and one counterparty carries an A1/A+ rating. These contracts expire in July 2006, July 2007 and July 2008 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of March 31, 2006 was $ 25,222,511. These investments are classified on the balance sheet as "Derivative instruments". Under FAS 133, the value of the Payor Swaptions is recognized at "fair value" (market value), with the resulting change in fair value reflected in the statement of income as a realized loss or gain. The change in market value in the 1st Quarter of 2006 was a gain of $6,226,654.  The Company has determined that the average fair value, based upon weekly market values for the period  (January 1, 2006 to March 31, 2006), was $19,543,026.

Risk-Based Capital

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2005, the Insurance Company’s Company Action Level was $97.6 million and the Mandatory Control Level was $34.1 million. The Insurance Company’s adjusted capital at December 31, 2005 was $338.3 million, which exceeds all four-action levels.

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

The downgrades did not have a material impact on the financial statements of the Corporation for the first quarter of 2006.

Results of Operations

Comparison of the three months ended March 31, 2006 with the same period in 2005.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $10.5 million for the three months ended March 31, 2006 from approximately $9.9 million for the three months ended March 31, 2005, an increase of approximately $0.6 million.  Of this amount, annuity considerations were approximately $7.4 million for the three months ended March 31, 2006 as compared to approximately $7.5 million for the three months ended March 31, 2005, a decrease of approximately $0.1 million.  In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances.  Based on statutory accounting, revenue from sales of single premium annuities were approximately $31.5 million and approximately $54.2 million during the three months ended March 31, 2006 and March 31, 2005, respectively. The decrease is primarily attributable to management’s intention to preserve and build the Insurance Company’s capital and surplus ratios.  Premiums increased approximately $0.7 million due to an increase in sales of our graded benefit life insurance.

Policy Fee Income

Universal life and investment type policy fee income was approximately $0.8 million for the three months ended March 31, 2006, as compared to approximately $0.7 million for the three months ended March 31, 2005.  This increase is attributable to an increase in surrender charge fees associated with the Company’s annuity contracts, as well as an increase in insurance fees collected on the Company’s universal life policies.

Net Investment Income

Net investment income totaled approximately $80.1 million during the first three months of 2006, as compared to approximately $85.0 million during the first three months of 2005.  This represents a decrease of approximately $4.9 million.  This decrease is due principally to a decrease in income from fixed maturities.  Income from fixed maturities decreased by approximately $6.3 million and was partially offset by an increase in investment income from short-term investments of approximately $3.2 million.  The decrease in income from fixed maturities was primarily due to the Company’s duration shortening program which involved the sale of bonds with maturities longer than 20 years and reinvesting the proceeds into lower yielding 5 to 10 year maturities of investment grade corporate bonds and U.S. agency bonds (See discussion on the Asset/Liability Management in the Management Discussion and Analysis of Financial Condition and Results of Operations).  The Company's ratios of net investment income to average cash and invested assets less net investment income for the periods ended March 31, 2006 and March 31, 2005 were 7.06% and 7.48%, respectively.

Net Realized Investment Gains and Losses

Realized investment gains amounted to approximately $10.8 million during the first three months of 2006, as compared to approximately $61.1 million during the first three months of 2005.  The decrease is primarily due to a decrease in realized investment gains from fixed maturities.  The Company undertook a duration shortening program in its fixed income portfolio during the first three months of 2005.  This program initially involved selling bonds with maturities longer than 20 years and reinvesting the proceeds into lower yielding 5 to 10 year maturities of investment grade corporate bonds and U.S. agency bonds (See discussion on the Asset/Liability Management in the Management Discussion and Analysis of Financial Condition and Results of Operations).   Since May 2005, the Company has limited its investments to high-grade commercial paper (predominately rated A1/P1) with maturities of one to three days.  The initial program generated proceeds of $778.3 million and pre-tax capital gains of approximately $58.3 million.  Realized investment gains and losses for the three months ended March 31, 2006 and 2005 respectively, include realized investment losses or writedowns of $3.0 million and $2.4 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio (See Critical Accounting Estimates Investments below for a discussion of the factors considered in determining other than temporary impairment.)

When impairments are determined to be other than temporary, the Company adjusts the book value to reflect the fair value, as appropriate, on a quarterly basis and the amount of the impairments are recorded as realized investment losses in the income statement.  Realized investment gains (losses) also result from sales of certain equities and convertible securities, and calls and sales of fixed maturity investments in the Company's investment portfolio.  See Note 3 of the condensed consolidated financial statements.

Total Benefits and Expenses

Total benefits and expenses for the three months ended March 31, 2006 aggregated approximately $71.3 million, as compared to approximately $85.7 million for the three months ended March 31, 2005.  This represents a decrease of $14.4 million from the first three months of 2005.    The reasons for this decrease are discussed in the following paragraphs.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $60.8 million for the three months ended March 31, 2006, as compared to approximately $63.0 million for the three months ended March 31, 2005.  This represents a decrease of approximately $2.2 million.

The Insurance Company’s average credited rate for reserves and account balances for the three months ended March 31, 2006 and 2005 were less than the Company’s ratio of net investment income to mean assets for the same period as noted above under “Net Investment Income”. Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will reduce such rates or that any such reductions will broaden the Spread.  The actual spread, excluding capital gains, for the three months ended March 31, 2006 was 1.64% compared to 2.55% for the same period in 2005.  The decrease is due to a reduction in the earned rate, partially offset by an increase in the crediting rate.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $2.3 million for the three months ended March 31, 2006, and approximately $2.6 million for the three months ended March 31, 2005.  The interest expense decreased approximately  $0.3 million for the three months ended March 31, 2006 when compared to the three months ended March 31, 2005.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $5.1 million for the three months ended March 31, 2006, as compared to approximately $7.0 million for the three months ended March 31, 2005.  This represents a decrease of approximately $1.9 million.  The decrease principally is attributable to a reduction in state taxes, licenses and fees of $1.7 million due to a decrease in the New York State Franchise taxes and state taxes on premiums.

Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the three months ended March 31, 2006 resulted in a charge of approximately $3.1 million, as compared to a charge of approximately $13.2 million for the three months ended March 31, 2005.  The principal cause of such decrease was the large realized gains from the portfolio-rebalancing program during the first quarter of 2005, which impacted the gross margins used to determine DAC amortization expense.  Under applicable accounting rules (SFAS No. 97), DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Company related to these assets increase, the amount and timing of amortization is accelerated.  In the first three months of 2005, the Company’s investment performance was substantially improved compared to the first three months of 2006 – a significant portion due to realized investment gains from the portfolio rebalancing program. This resulted in a much-higher charge from DAC amortization.  (See also the discussion of Deferred Policy Acquisition Costs under Critical Accounting Policies below.)

The change in net DAC was also attributable to the costs associated with product sales, which have been deferred (accounting for a credit of approximately $1.9 million in the first three months of 2006 and $2.5 million in the first three months of 2005).   Another portion of such change is due to amortization of the DAC on deferred annuity business, as discussed above.   Such changes accounted for a charge of approximately $3.7 million in the first three months of 2006 and a charge of approximately $14.4 million in the first three months of 2005.  The balance of the change in net DAC is due to the amortization of the DAC for the remainder of the business (accounting for a charge of approximately $1.3 million for the first three months of 2006 and a charge of approximately $1.3 million for the first three months of 2005).

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $31.2 million for the three months ended March 31, 2006, as compared to approximately $71.1 million for the three months ended March 31, 2005.

Income Taxes

Income tax expense was approximately $10.8 million for the first three months of 2006 as compared to approximately $24.6 million for the first three months of 2005.  The decrease is attributable to lower income before income taxes.

Net Income

For the reasons discussed above, the Company had net income of approximately $20.4 million during the three months ended March 31, 2006 and a net income of approximately $46.6 million during the three months ended March 31, 2005.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal source of cash is rent from its real estate, interest on its investments and dividends from the Insurance Company.  During the first quarter of 2006, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share payable on April 1, 2006.  During the first three months of 2006 the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses).  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In April of 2006 the Insurance Company made a $10 million dividend payment to the Company.  In 2005 and the first three months of 2006, the Insurance Company paid no dividends to the Company.

Approximately 61.3% of the deferred annuities held by the Company still have provisions that allows the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.   The surrender charges, however, act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently maintained a favorable surrender rate regardless of the rate trends.  The Company's current surrender rate is approximately 14% on an annualized basis.

The Company conducts testing of its cash flow needs based on varying interest rate scenarios.  These tests are conducted pursuant to the New York State Insurance Department requirements and are filed with that Department. Current testing indicates that in a moderately increasing interest rate environment, annuity surrenders would not have a material impact on the Company's liquidity.   This is partially due to the fact that the Company's average annuity rate is somewhat higher than the market average.  The Company's blend of deferred and immediate annuities has operated as a buffer to the company against interest sensitive surrenders in a rising interest rate environment.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately $13.1 million and $12.0 million during the three months ended March 31, 2006 and 2005, respectively.  Net cash provided by and used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $51.2 million, and $(29.3) million during the three months ended March 31, 2006 and 2005, respectively.

For purposes of the Company's condensed consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.    Net cash used in and provided by the Company's financing activities amounted to approximately $(66.5) million and $15.0 million during the three months ended March 31, 2006 and 2005, respectively.  This fluctuation is primarily attributable to a decrease in policyholder account balances at March 31, 2006.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.  The decrease in sales of single premium annuities was primarily attributable to management’s decision to reduce sales in order to conserve capital and improve the company’s capital and surplus ratios.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately 6.5% and 6.3% as of March 31, 2006 and December 31, 2005, respectively).  The effective duration of the Company's debt portfolio was approximately 6.1 years as of March 31, 2006, reflecting primarily the impact of the portfolio rebalancing activities during the first quarter of 2005, which are described below under Asset/Liability Management.  The Company's fixed maturity investments are all classified as available for sale and may be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and various other economic conditions.  Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions.

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

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of March 31, 2006 and December 31, 2005, approximately 5.6% and 5.8%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, which were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of March 31, 2006 and December 31, 2005, the carrying value of these securities was approximately $289.7 million and $304.6 million, respectively, (representing approximately 6.3% and 6.5% of the Company's investment portfolio, respectively).

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

As of March 31, 2006, the carrying value of the Company’s limited partnerships was approximately $286.7 million or 6.5% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Other long-term investments."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $85.5 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. $12.1 million in commitments will expire in 2006, $15.9 million in 2007, $15.7 million in 2008, $14.8 million in 2009, $17.9 million in 2010 and $9.1 million in 2011.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of March 31, 2006.

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

Asset/Liability Management

A persistent concern of the Insurance Company’s management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  During 2003 and 2004, the Insurance Company had permitted the duration gap between its assets and liabilities to rise during a period in which it expected relatively stable interest rates and, most importantly, in which its liabilities were largely protected by significant annuity surrender charges.  This strategy benefited the Company by allowing it to realize enhanced yield from longer duration assets.  At the end of 2004, the Insurance Company determined that the prospect of rising rates and declining surrender charges necessitated a reduction in the duration mismatch, as well as increased management of extension risk in its investment portfolio.  The Company developed a two-step duration reduction strategy, which involved the sale of certain longer duration assets that were purchased at prices below current market prices and reinvestment in shorter duration assets.  Since December 31, 2004, the Company has completed in excess of $778.3 million of long duration sales and $778.3 million of shorter duration reinvestments.

The second step of the Company’s strategy was the purchase of a laddered series of Payor Swaptions.  In July 2005, Presidential Life entered into a series of Payor Swaption investments designed to protect the Company against an instantaneous rise in interest rates of 300 basis points, as required by the New York State Insurance Department (Regulation 126).  Six contracts against the 10-year swap rate were executed with one dealer and three banks at a total cost of $19,430,625. The Company has established ISDA Credit Support Agreements with the four counterparties. Three of the counterparties have ratings equal to or higher than Aa3/AA- by Moody's and S&P, respectively, and one counterparty carries an A1/A+ rating. These contracts expire in July 2006, July 2007 and July 2008 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of March 31, 2006 was $ 25,222,511. These investments are classified on the balance sheet as "Derivative instruments". Under FAS 133, the value of the Payor Swaptions is recognized at "fair value" (market value), with the resulting change in fair value reflected in the statement of income as a realized loss or gain. The change in market value in the 1st Quarter of 2006 was a gain of $6,226,654.  The Company has determined that the average fair value, based upon weekly market values for the period  (January 1, 2006 to March 31, 2006), was $19,543,026.

The Insurance Company conducts periodic cash flow tests assuming different interest rates scenarios in order to demonstrate the ability to meet any surrender demands without incurring substantial losses.  If a test reveals a potential deficiency in its cash flow, the Insurance Company may be required to increase its reserves against such liabilities to satisfy its statutory accounting requirements.   As of March 31, 2006, the Insurance Company held an additional reserve of $60 million, on a statutory basis, to address these contingencies.

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

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Long Term Debt Obligations	$ -	$ 100,000	$ -	$ -	$ 100,000
Interest on Long-Term Debt Obligations	$ 7,875	$ 15,750	$ -	$ -	$ 23,625

Policyholder Account Balance with Contractual Maturities (1)	$ 155,900	$ 263,700	$ 203,000	$ 1,238,300	$ 1,860,900

(1) These liabilities are reflected within “Policyholder Liabilities” in the consolidated balance sheet, and amount to approximately $965.8 million as of March 31, 2006.  The difference between the recorded liability and the total payment amount is approximately $895.1 Million and is comprised of (i) future interest to be credited and (ii) the effect of mortality discount for those payments that are life contingent.  Most of the remaining policyholder liabilities (approximately $2,761.2 million) involve deferred annuity contracts, which are contractually surrenderable at any time.  Approximately 61.3% of these obligations have surrender penalties.  These surrender charges, along with those contracts that involve contractual maturities, help to mitigate the asset/liability management process.  (See discussion under Liquidity and Capital Resources Section.)

Long-term debt obligations consist of $100 million, 7 7/8% senior notes due February 15, 2009.  See Note 4 in Notes to the Consolidated Financials Statements for additional discussion concerning both long-term and short-term obligations.

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Company’s stock plans. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date. Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and SFAS 123, “Accounting for Stock-Based Compensation.” As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123(R). As the Company adopted SFAS 123(R) under the modified-prospective-transition method, results from prior periods have not been restated.  The value of the options is estimated using Black-Scholes-Merton multiple option pricing model for all option grants.  For more information on stock-based compensation costs during the three months ended March 31, 2006, refer to Note 2 - “Share-Based Compensation.”

New Accounting Pronouncements

See Note 1 of the condensed consolidated financial statements for a full description of the new accounting pronouncements including the respective dates of adoption and the effects on the results of operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. During the first quarter of 2006, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2005.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2006, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  During or subsequent to the quarter ended March 31, 2006, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 31, 2006 the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

None

PRESIDENTIAL LIFE CORPORATION

May 9, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   May 9, 2006

  /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:   May 9, 2006

  /s/ Charles J. Snyder

Charles J. Snyder, Chief Financial

Officer of the Registrant

PRESIDENTIAL LIFE CORPORATION

May 9, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  May 9, 2006

/s/Herbert Kurz

----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  May 9, 2006

/s/ Charles Snyder

----------------------

Charles J. Snyder,

Chief Financial Officer of the Registrant

Exhibit 15.1

May 9, 2006

Presidential Life Corporation and Subsidiaries
69 Lydecker Street
Nyack, NY 10960

We have made a review, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), of the unaudited condensed consolidated interim financial information of Presidential Life Corporation and subsidiaries as of March 31, 2006 and for the and three months ended March 31, 2006, as indicated in our report dated May 3, 2006; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated by reference in Registration Statement No. 333-63831 on Form S-8 and Registration Statement No. 333-08217 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

BDO Seidman, LLP

New York, New York

Exhibit 15.2

May 9, 2006

Presidential Life Corporation and Subsidiaries
69 Lydecker Street
Nyack, NY 10960

We have made a review, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), of the unaudited condensed consolidated interim financial information of Presidential Life Corporation and subsidiaries for the three months ended March 31, 2005, as indicated in our report dated May 11, 2005; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated by reference in Registration Statement No. 333-63831 on Form S-8 and Registration Statement No. 333-08217 on Form S-3.

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

Date: May 9, 2006

   /s/Herbert Kurz

---------------------

                 Herbert Kurz

                 Chief Executive Officer

Exhibit 31.2

Certification of Chief Financial Officer

       Pursuant to Exchange Act Rule 13a-15f

I, Charles Snyder, Chief Financial Officer and Treasurer of Presidential Life Corporation certify that:

       1.    I have reviewed this quarterly report on Form 10-Q of Presidential Life Corporation,

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

Date: May 9, 2006

                                          /s/Charles Snyder

                                                                                                    ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

May 9, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)

      The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

-------------------

Charles Snyder

Treasurer and Chief Financial Officer

May 9, 2006