Form 10-Q
period 2006-06-30
PRESIDENTIAL LIFE CORP
filed 2006-08-07
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006	Commission file number 0-5486

Presidential Life Corporation

Delaware	13-2652144
(State of incorporation)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of August 7, 2006 was 29,455,985.

INDEX

Part I	Financial Information		Page No.

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	June 30, 2006 (Unaudited) and December 31, 2005		3

	Condensed Consolidated Statements of Income (Unaudited)
	For the Six months ended June 30, 2006 and 2005		4

	Condensed Consolidated Statements of Income (Unaudited)
	For the Three months ended June 30, 2006 and 2005		5

	Condensed Consolidated Statements of Shareholders'
	Equity (Unaudited) - For the Six months ended
	June 30, 2006 and 2005		6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	For the Six months ended June 30, 2006 and 2005		7

	Notes to Condensed Consolidated Financial Statements (Unaudited)		8-17

	Reports of Independent Registered Public Accounting Firms		18-19

Item 2.	Management's Discussion and Analysis of		20-30
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		31

Item 4.	Controls and Procedures		31

Part II -	Other Information		32-33

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			34-35

BDO Seidman, LLP Letter of Awareness Deloitte & Touche, LLP Letter of Awareness Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			36
			37
			38
			39
			40
			41

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Amortized cost of
$3,751,273 and $3,841,839 respectively)	$ 3,768,705	$ 4,032,702
Common stocks (Cost of $29,963 and
$34,732, respectively)	41,465	44,725
Derivative instruments, at fair value	34,242	18,996
Real estate	415	415
Policy loans	19,130	19,670
Short-term investments	332,618	309,345
Other long-term investments	286,293	283,153
Total Investments	4,482,868	4,709,006

Cash and cash equivalents	7,365	6,656
Accrued investment income	49,872	52,682
Amounts due from security transactions	5,906	2,654
Federal income tax recoverable	12,467	25,853
Deferred policy acquisition costs	102,946	80,394
Furniture and equipment, net	218	201
Amounts due from reinsurers	14,475	14,214
Other assets	1,829	1,991
Assets held in separate account	1,930	1,908
TOTAL ASSETS	$ 4,679,876	$ 4,895,559

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 3,151,063	$ 3,269,881
Future policy benefits:
Annuity	649,879	651,678
Life and accident and health	65,028	64,073
Other policy liabilities	11,778	10,249
Total Policy Liabilities	3,877,748	3,995,881

Short-term note payable	50,000	50,000
Notes payable	100,000	100,000
Deferred federal income taxes	49,020	89,976
Deposits on policies to be issued	3,593	2,612
General expenses and taxes accrued	4,297	4,557
Other liabilities	21,696	24,129
Liabilities related to separate account	1,930	1,908
Total Liabilities	4,108,284	4,269,063

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,452,338 and 29,427,766 shares, respectively	294	294
Additional paid in capital	1,762	1,207
Accumulated other comprehensive gain	56,797	144,389
Retained earnings	512,739	480,606
Total Shareholders’ Equity	571,592	626,496
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$ 4,679,876	$ 4,895,559

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	SIX MONTHS ENDED JUNE 30, (UNAUDITED)
REVENUES:	2006	2005
Insurance Revenues:
Premiums	$ 6,043	$ 5,065
Annuity considerations	15,405	15,779
Universal life and investment type policy fee income	1,582	1,516
Net investment income	151,388	177,231
Realized investment gains	24,867	66,657
Other income	911	853

TOTAL REVENUES	200,196	267,101

BENEFITS AND EXPENSES:
Death and other life insurance benefits	5,971	6,046
Annuity benefits	37,654	37,336
Interest credited to policyholders' account balances	77,802	82,561
Interest expense on notes payable	5,009	5,277
Other interest and other charges	383	421
(Decrease) Increase in liability for future policy benefits	(947)	2,066
Commissions to agents, net	4,684	4,757
General expenses and taxes	6,825	9,236
Change in deferred policy acquisition costs	4,768	17,461

TOTAL BENEFIT AND EXPENSES	142,149	165,161

Income before income taxes	58,047	101,940

Provision for income taxes
Current	13,636	34,997
Deferred	6,390	219
	20,026	35,216

NET INCOME	$ 38,021	$ 66,724

Earnings per common share, basic	1.29	2.27
Earnings per common share, diluted	1.28	2.27

Weighted average number of shares outstanding during the period, basic	29,435,671	29,366,057
Weighted average number of shares outstanding during the period, diluted	29,695,503	29,444,564

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED JUNE 30, (UNAUDITED)
REVENUES:	2006	2005
Insurance Revenues:
Premiums	$ 3,014	$ 2,707
Annuity considerations	7,966	8,252
Universal life and investment type policy fee income	764	783
Net investment income	71,290	92,275
Realized investment gains	14,039	5,585
Other income	546	650

TOTAL REVENUES	97,619	110,252

BENEFITS AND EXPENSES:
Death and other life insurance benefits	2,761	3,352
Annuity benefits	18,958	18,484
Interest credited to policyholders' account balances	38,420	41,462
Interest expense on notes payable	2,677	2,665
Other interest and other charges	207	221
(Decrease) Increase in liability for future policy benefits	(266)	1,953
Commissions to agents, net	2,580	2,084
General expenses and taxes	3,833	4,939
Change in deferred policy acquisition costs	1,637	4,266

TOTAL BENEFIT AND EXPENSES	70,807	79,426

Income before income taxes	26,812	30,826

Provision for income taxes
Current	4,176	8,476
Deferred	5,033	2,182
	9,209	10,658

NET INCOME	$ 17,603	$ 20,168

Earnings per common share, basic	.60	.69
Earnings per common share, diluted	.59	.69

Weighted average number of shares outstanding during the period, basic	29,441,964	29,368,837
Weighted average number of shares outstanding during the period, diluted	29,724,988	29,441,860

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(in thousands, except per share data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2005	$ 294	$ 302	$ 400,776	$ 194,362	$ 595,734

Comprehensive Income:

Net Income			66,724		66,724

Rate Lock Adjustment				(2,463)	(2,463)

Net Unrealized Investment Gains				23,898	23,898

Comprehensive Income					88,159

Issuance of Shares Under stock option plan		297			297

Dividends Paid to Shareholders ($.10 per share)			(5,875)		(5,875)

Balance at June 30, 2005	$ 294	$ 599	$ 461,625	$ 215,797	$ 678,315

Balance at January 1, 2006	$ 294	$ 1,207	$ 480,606	$ 144,389	$ 626,496

Comprehensive Income:

Net Income			38,021		38,021

Rate Lock Adjustment				(1,791)	(1,791)

Net Unrealized Investment Losses				(85,801)	(85,801)

Comprehensive Income					(49,571)

Issuance of Shares Under stock option plan		316			316

Share Based Compensation		239			239

Dividends paid to Shareholders ($.10 per share)			(5,888)		(5,888)

Balance at June 30, 2006	$ 294	$ 1,762	$ 512,739	$ 56,797	$ 571,592

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

SIX MONTHS ENDED JUNE 30, (UNAUDITED)
	2006	2005
OPERATING ACTIVITIES:
Net Income	$ 38,021	$ 66,724
Adjustments to reconcile net income to net cash provided by operating activities:
Provision /(Benefit) for deferred income taxes	6,390	219
Depreciation and amortization	473	494
Stock option expense	239	-
Net accrual of discount on fixed maturities	(14,142)	(15,342)
Realized investment gains	(24,867)	(66,657)
Changes in:
Accrued investment income	2,810	(1,219)
Deferred policy acquisition cost	4,768	17,461
Federal income tax payable	13,386	21,974
Liability for future policy benefits	(844)	3,091
Other items	1,547	3,987

Net Cash Provided By Operating Activities	27,781	30,732

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(9,680)	(938,504)
Maturities, calls and repayments	21,628	161,462
Sales	95,486	740,632
Common Stocks:
Acquisitions	(21,096)	(20,151)
Sales	32,620	22,668
Decrease in short-term investments and policy loans	(22,723)	(30,767)
Other long-term investments:
Additions to other long-term investments	(39,502)	(32,786)
Distributions from other long-term investments	45,527	64,287
Amount due from security transactions	(3,252)	(12,142)

Net Cash Provided By / Used In Investing Activities	99,008	(45,301)

FINANCING ACTIVITIES:
(Decrease) increase in policyholders’ account balances	(118,818)	32,466
Bank overdrafts	(2,671)	(708)
Deposits on policies to be issued	981	(5,725)
Issuance of common stock	316	297
Dividends paid to shareholders	(5,888)	(5,875)

Net Cash Used In / Provided By Financing Activities	(126,080)	20,455

Increase in Cash and Cash Equivalents	709	5,886
Cash and Cash Equivalents at Beginning of Period	6,656	6,326

Cash and Cash Equivalents at End of Period	$ 7,365	$ 12,212

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 250	$ 13,023

Interest Paid	$ 5,215	$ 4,705

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

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Management believes that, although the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on Form 10-K on March 16, 2006.

We manage and report our business as a single segment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS 131”), which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 88.1%) and life insurance (approximately 11.9%).  The nature of these two product lines is sufficiently similar to permit their aggregation as a single reporting segment.  Approximately 75% of our life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and the Company does not take mortality charges on either product.  Moreover, the two products generate similar returns to the Company and carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility with overlapping administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both the Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

C.

Investments

Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions.  These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, are credited or charged directly to shareholders’ equity, unless a decline in market value is considered to be other than temporary, in which case the investment is reduced to its fair value and the loss is recorded in the income statement.  Since unrealized gains and losses are recorded directly to shareholders’ equity, they must be considered in the amortization of deferred policy acquisition costs (“DAC”).  The result of this is the “shadow DAC” which partially offsets the unrealized gains and losses.  The shadow DAC calculation includes unrealized gains and losses on securities available for sale as if they were realized.  Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value. The related unrealized gains and losses, net of the effects of the shadow DAC and deferred federal income tax effect, if any, are charged or credited directly to shareholders’ equity, unless a decline in market value is deemed to be other than temporary, in which case the investment is reduced to its fair value and the loss is recorded in the income statement.

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking and substantially all of their investments at fair value.  In general, risks associated with such limited partnerships include those related to their underlying investments  (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships to make annual distributions of partnership earnings.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there is a one-year reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments in 2006.  The adjustments to its estimates of investment income recorded during the preceding year (“true-up”) for the six month periods ended June 30, 2006 and 2005 amounted to approximately $300,000 and $7.7 million respectively.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there is a one-year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2006.  Net unrealized gains totaled approximately $40.6 million at June 30, 2006 and $34.6 million at December 31, 2005 and are included in the balance sheet under other comprehensive income.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of June 30, 2006 and December 31,2005.  As of June 30, 2006, the Company was committed to contribute, if called upon, an aggregate of approximately $94.4 million of additional capital to certain of these limited partnerships.  $7.6 million in commitments will expire in 2006, $14.7 million in 2007, $15.8 million in 2008, $12.8 million in 2009, $15.1 million in 2010 and $28.4 in 2011.

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

Deferred policy acquisition costs are amortized over the life of the contract, with periods ranging from 15 to 25 years for universal life products and investment-type products, as a constant percentage of estimated gross profits arising principally from surrender charges and interest and mortality margins based on historical and anticipated future experience, updated regularly.  The effects of revisions to reflect actual experience on previous amortization of deferred policy acquisition costs, subject to the limitation that the outstanding DAC asset can never exceed the original DAC plus accrued interest, are reflected in earnings in the period estimated gross profits are revised.  For that portion of the business where acquisition costs are not deferred (i.e., medical stop loss business), management believes the expensing of policy acquisition costs is immaterial.

E.

Future Policy Benefits

Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions established at policy issue as to mortality and persistency are based on anticipated experience, which, together with interest and expense assumptions, provide a margin for adverse deviation.  Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contract holders' fund balances and, after annuitization, are equal to the present value of expected future payments.

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

H.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the six months ended June 30, 2006 and 2005 was 29,695,503 and 29,444,564, respectively.  The dilution from the potential exercise of stock options outstanding reduced the EPS from $1.29 to $1.28 as of June 30, 2006.  The potential dilution did not change the basic EPS as of June 30, 2005.

I.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of this Interpretation on its financial statements.

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

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.”  This statement removes an exception from the requirement to bifurcate an embedded derivative feature from a beneficial interest in securitized financial assets.  This statement also provides an election, on an instrument-by-instrument basis, to measure at fair value the entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis.  The Company plans to adopt this guidance effective January 1, 2007.  The Company is in the process of assessing the impact of adopting SFAS No. 155 but does not believe that it will have a material effect on the Company's consolidated financial statements.

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

In December 2004, FASB issued SFAS No. 123R, Share Based Payment. SFAS 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.  SFAS 123R provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities.  SFAS 123R also requires that the fair value of all share-based transactions be recorded in the financial statements.  The adoption of SFAS No. 123(R) in the six months ended June 30, 2006, did not have a material impact on the Company’s consolidated results of operations.  For more information on stock-based compensation costs during the six months ended June 30, 2006, refer to Note 2 - “Share-Based Compensation.”

2.

SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Company’s stock plans. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date. Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and SFAS 123, “Accounting for Stock-Based Compensation.” As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123(R). As the Company adopted SFAS 123(R) under the modified-prospective-transition method, results from prior periods have not been restated. The following table illustrates the effect on net income and earnings per share if the Company had previously adopted SFAS 123(R) and applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using Black-Scholes-Merton multiple option pricing model for all option grants.

	Six Months Ended	Three Months Ended
	June 30, 2005	June 30, 2005
	(in thousands, except per share amounts)
Net income, as reported	$66,724	$20,168
Less: Total stock-based employee compensation expense determined under the fair value- method, net of related taxes	115	57
Pro forma net income	$66,609	$20,111
Earnings per share
Basic - as reported	$2.27	$.69
Basic - pro forma	$2.27	$.68

Diluted - as reported	$2.27	$.69
Diluted - pro forma	$2.26	$.68

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The adoption of SFAS 123(R)’s fair value method has resulted in additional share-based expense (a component of general expenses and taxes) in the amount of $238,912 related to stock options for the six months ended June 30, 2006, than if the Company had continued to account for share-based compensation under APB No. 25. For the six months ended June 30, 2006, this additional share-based compensation lowered pre-tax earnings by $238,912, lowered net income by $156,487, and lowered basic and diluted earnings per share by $0.01.

The Company’s 1996 Stock Option Plan expired on June 1, 2006.  As of June 30, 2006, there were 749,099 options outstanding under the 1996 Stock Incentive Plan.

In May 2006, the shareholders of the Company approved the Company’s 2006 Stock Incentive Plan, which became effective on June 1, 2006.  The Company’s 2006 Stock Incentive Plan authorized the granting of awards in the form of non-qualified options or incentive stock options qualifying under Section 422A of the Internal Revenue Code.  The plan authorized the granting of options to purchase up to 1,000,000 shares of common stock of the Company to employees, directors and independent contractors of the Company.  All stock options granted will have an exercise price equal to the fair market value of the Corporation’s common stock on the date of grant.  As of June 30, 2006, there were no options outstanding under the 2006 Stock Incentive Plan.

The Company generally issues new shares when options are exercised.  The following schedule shows all options granted, exercised, expired and exchanged under the Company's 1996 Incentive Stock Option Plan for the year ended December 31, 2005 and the six-month period ended June 30, 2006.

	Number	Amount	Total
	of Shares	Per Share	Price

Outstanding, December 31, 2004	648,700	$ 13.79	$ 8,944,986
Granted	210,750	18.33	3,863,048
Exercised	(65,323)	13.86	(905,377)
Cancelled	(17,406)	13.96	(243,057)

Outstanding, December 31, 2005	776,721	15.01	11,659,599
Granted	0	0	0
Exercised	(24,572)	12.83	(315,302)
Cancelled	(3,050)	14.98	(45,677)

Outstanding, June 30, 2006	749,099	$ 15.08	$ 11,298,620

The Company grants options to purchase common stock to its employees, directors and independent contractors at prices equal to the market value of the stock on the dates the options were granted. The options have a term of 5 years from grant date and vest in equal annual installments over the four-year period following the grant date for employee options. Employees generally have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company did not award any options during the first six months of 2006.  The key assumptions used in determining the fair value of options granted in 2005 and a summary of the methodology applied to develop each assumption are as follows:

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

There was no impact on cash provided by operating and/or financing activities related to increased tax benefits from stock based payment arrangements.  During the six-months ended June 30, 2006, 24,572 options were exercised increasing cash provided by financing activities, issuance of common stock, by approximately $316,000.

At June 30, 2006, the aggregate intrinsic value of all outstanding options was $18.4 million with a weighted average remaining contractual term of 2.26 years.  The total compensation cost related to non-vested awards not yet recognized was $1.1 million with an expense recognition period of 3.3 years.  During the six months ended June 30, 2006, 67,664 options vested with an intrinsic value of  $1.7 million at June 30, 2006.

3.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of June 30, 2006.

The following information summarizes the components of net investment income:

	For the six months ended June 30, 2006 (in thousands)	For the six months ended June 30, 2005 (in thousands)

Fixed maturities	$ 127,313	$ 140,716
Limited Partnerships	18,121	37,055
Common stocks	464	525
Short-term investments	7,429	615
Other investment income	819	963
	154,146	179,874

Less investment expenses	2,758	2,643

Net investment income	$ 151,388	$ 177,231

	For the three months ended June 30, 2006 (in thousands)	For the three months ended June 30, 2005 (in thousands)

Fixed maturities	$ 63,668	$ 70,561
Limited Partnerships	4,383	21,573
Common stocks	287	315
Short-term investments	3,863	281
Other investment income	431	498
	72,632	93,228

Less investment expenses	1,342	953

Net investment income	$ 71,290	$ 92,275

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

The following table presents the amortized cost and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at June 30, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 339,233	$ 16,464	$ 93,823	$ 7,603	$ 433,056	$ 24,067
Corporate Bonds	1,015,364	66,497	386,899	33,879	1,402,263	100,376
Preferred Stocks	81,851	5,597	5,834	841	87,685	6,438
Subtotal Fixed Maturities	1,436,448	88,558	486,556	42,323	1,923,004	130,881
Common Stock	6,809	659	-	-	6,809	659
Total Temporarily Impaired Securities	$ 1,443,257	$ 89,217	$ 486,556	$ 42,323	$ 1,929,813	$ 131,540

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 199,083	$ 2,866	$ 108,226	$ 1,979	$ 307,309	$ 4,845
Corporate Bonds	1,078,586	37,251	55,105	4,686	1,133,691	41,937
Preferred Stocks	37,691	1,076	11,949	1,045	49,640	2,121
Subtotal Fixed Maturities	1,315,360	41,193	175,280	7,710	1,490,640	48,903
Common Stock	5,760	524	-	-	5,760	524
Total Temporarily Impaired Securities	$ 1,321,120	$ 41,717	$ 175,280	$ 7,710	$ 1,496,400	$ 49,427

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by June 30, 2006.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 88,558	67.66
Twelve months or more	42,323	32.34
Total	$ 130,881	100.00

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2005.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 41,193	84.23
Twelve months or more	7,710	15.77
Total	$ 48,903	100.00

As of June 30, 2006 and December 31, 2005, the Company had approximately $148 million and $240 million, respectively, of gross unrealized gains in fixed maturities.

The Company’s investments are primarily concentrated in a variety of fixed income securities that are exposed to a combination of credit risk and interest rate risk, each of which can impact fluctuations in overall market valuation. During the first six months of 2006, the portfolio experienced a decrease in market value caused by a rise in 30-year interest rates, as the 30-year Treasury yield increased from 4.53% to 5.24% during the period, representing a decrease in market value of 10.72 points or 9.53% of total value. During the same timeframe, the 10-year Treasury yield rose from 4.39% on December 31, 2005 to 5.14% on June 30, 2006. This represented a decrease in market value of the benchmark 10-year Treasury of approximately 5.59 points, or 5.55% of total value. Given the strength of the overall economic recovery and the announced policies of the U.S. Federal Reserve, the Company anticipates the possibility of some further rise in interest rates over the remainder of 2006.  A rise in overall interest rates may have a negative impact on the market valuation of the Company’s fixed income portfolio. The Company’s book value will generally increase when interest rates decrease and decrease when interest rates increase. The book value per share at June 30, 2006 and December 31, 2005 was $ 19.41 and $ 21.29, respectively, largely reflecting the increase in interest rates.

Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry  has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.  As of June 30, 2006, the Company has, after evaluation, concluded that the above-mentioned securities with unrealized losses totaling $130.9 million, are not other than temporarily impaired.

4.

NOTES PAYABLE

Notes payable at June 30, 2006 and December 31, 2005 consist of $100 million, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the effective interest method over the term of the notes.  As of June 30, 2006, unamortized costs were $590,000.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $1.8 million recorded in accumulated other comprehensive gain as of June 30, 2006, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company reclassifies the deferred loss from a liability to accumulated other comprehensive gain over the term of the Senior Notes.  The Company expects to record approximately $672,000 of accumulated other comprehensive income for the year 2006.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of June 30, 2006, the Company believes that it is in compliance with all of the covenants.

The short-term note payable relates to a bank line of credit with the Bank of New York in the amount of $50 million and provides for interest on borrowings based the current London Inter Bank Offering Rate (LIBOR).  At both June 30, 2006 and 2005, the Company had $50 million outstanding.  The line of credit was renewed on April 14, 2006 for a period of one year.

5.

SHAREHOLDERS' EQUITY

During 2005 and the first half of 2006, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

6.

NET UNREALIZED INVESTMENT (LOSSES)/GAINS

For the Six months ended June 30, 2006:	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
	(in thousands)
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (129,423)	$ 45,298	$ (84,125)
Plus: reclassification adjustment for gains realized in net income	24,867	(8,703)	16,164
Change related to deferred policy acquisition costs	(27,446)	9,606	(17,840)
Net unrealized investment losses	$ (132,002)	$ 46,201	$ (85,801)

For the Six months ended June 30, 2005:
Net unrealized gains on investment securities:
Net unrealized holding losses arising during year	$ (24,424)	$ 8,549	$ (15,875)
Plus: reclassification adjustment for gains realized in net income	66,657	(23,330)	43,327
Change related to deferred policy acquisition costs	(5,467)	1,913	(3,554)
Net unrealized investment gains	$ 36,766	$ (12,868)	$ 23,898

7.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employee’s salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $141,600 and $127,200 into this plan during the six months ended June 30, 2006 and June 30, 2005, respectively.

8.

INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards and (c) a valuation allowance.

The Company's effective tax rate for each of the six months ended June 30, 2006 and 2005 was 34.5%.

9.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of June 30, 2006, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

10.

SUBSEQUENT EVENTS

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying condensed consolidated balance sheet of Presidential Life Corporation and subsidiaries (“the Company”) as of June 30, 2006, and the related condensed consolidated statements of income, for the three-month and six-month periods ended June 30, 2006, and the condensed consolidated statement of stockholders’ equity and cash flows, for the six-month periods ended June 30, 2006.  These interim financial statements are the responsibility of the Corporation’s management.

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

August 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying condensed consolidated statements of income of Presidential Life Corporation and subsidiaries (“the Company”) for the three-month and six-month periods ended June 30, 2005, and the condensed consolidated statements of shareholders’ equity and cash flows, for the six-month period ended June 30, 2005.  These interim financial statements are the responsibility of the Company’s management.

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

August 9, 2005

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

Executive Overview

Results

Basic earnings per share were $1.29 and $2.27 for the six-month period ended June 30, 2006 and 2005, respectively.  Results in the first six months of 2005 reflected the results of the Company’s portfolio rebalancing initiative during that period.  In connection with that initiative, the Company sold approximately $778.3 million of longer-term investment assets and purchased approximately $778.3 million of shorter-term investment assets.  These transactions resulted in capital gains of approximately $58.3 million.  Our total revenues in the first six months of 2006 and 2005 were approximately $200 million and approximately $267 million, respectively. The results for the first six months of 2006 show a decrease in realized capital gains of approximately $41.8 million primarily due to the portfolio rebalancing activities in 2005, as discussed above.

Basic earnings per share were $.60 and $.69 for the three-month period ended June 30, 2006 and 2005, respectively.  Results in the second quarter of 2006 benefited from realized capital gains from derivative instruments but also reflected a decrease in net investment income. Our total revenues in the second quarters of 2006 and 2005 were approximately $98 million and approximately $110 million, respectively.

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

In July 2005, Presidential Life entered into a series of Payor Swaption investments designed to protect the Company against an instantaneous rise in interest rates of 300 basis points, as required by the New York State Insurance Department (Regulation 126).  Six contracts against the 10-year swap rate were executed with one dealer and three banks at a total cost of $19,430,625. The Company has established ISDA Credit Support Agreements with the four counterparties. Three of the counterparties have ratings equal to or higher than Aa3/AA- by Moody's and S&P, respectively, and one counterparty carries an A1/A+ rating. Certain of these contracts were due to expire in July 2006 and the balance expire in July 2007 and July 2008 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of June 30, 2006 was $ 34,242,295. These investments are classified on the balance sheet as "Derivative instruments". Under FAS 133, the value of the Payor Swaptions is recognized at "fair value" (market value), with the resulting change in fair value reflected in the statement of income as a realized loss or gain. The change in market value in the 2nd Quarter of 2006 was a gain of $9,019,784.  The Company has determined that the average fair value, based upon weekly market values for the period  (December 31, 2005 to June 30, 2006), was $25,444,522.

Subsequent to the end of the second quarter, on July 11, 2006, Presidential sold the expiring 2006 Payor Swaption for $5,930,000, realizing a capital gain of $3,186,000. The proceeds were reinvested into a new Payor Swaption with notional value of $325,000,000 (increased from the $200,000,000 notional value of the expiring Payor Swaption) that expires on July 15, 2009 for a total cash consideration of $6,170,000.

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

In May 2004, Moody's Investor Services (“Moody's”) lowered the Insurance Company's insurance financial strength rating from Ba1 (“Questionable financial security”) to Ba2 (“Questionable financial security”).  In May 2004, Moody’s lowered its rating on the Corporation’s Senior Notes from B1 (“Poor financial security”) to B2 (“Poor financial security”), but raised the outlook on the rating from negative to stable. In 2006, Moody’s reaffirmed the Insurance Company’s financial strength rating of Ba2 and the Corporation’s Senior Notes rating of B2.  In June 2005, Standard & Poor's Corporation (“Standard & Poor's”) lowered the Insurance Company's insurance financial strength rating from a BB+, which is defined as “less vulnerable in the near-term but faces major ongoing uncertainties to adverse business, financial and economic conditions” to a BB- which is defined as “a vulnerability to the broad array of risks that are embedded in its investment and operational profile.”  In June 2005, Standard & Poors lowered the credit rating of the Senior Notes from a B+ (more vulnerable to adverse business, financial and economic conditions but currently has the capacity to meet financial requirements) to a B- (weak financial security, adverse business conditions will likely impair its ability to meet financial commitments) but raised the Credit Watch rating from negative to stable.

The downgrades did not have a material impact on the financial statements of the Corporation for the first half of 2006.

Results of Operations

Comparison of the six months ended June 30, 2006 with the same period in 2005 and a comparison of significant items for the three months ended June 30, 2006 with the same period in 2005.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $21.4 million for the six months ended June 30, 2006 from approximately $20.8 million for the six months ended June 30, 2005, an increase of approximately $0.6 million.  Of this amount, annuity considerations were approximately $15.4 million for the six months ended June 30, 2006 as compared to approximately $15.8 million for the six months ended June 30, 2005, a decrease of approximately $0.4 million.  In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances.  Based on statutory accounting, revenue from sales of single premium annuities were approximately $71.8 million and approximately $91.8 million during the six months ended June 30, 2006 and June 30, 2005, respectively. The decrease is primarily attributable to the Company’s current credit rating and management’s intention to preserve and build the Insurance Company’s capital and surplus ratios.  Premiums increased approximately $1.0 million due to an increase in sales of our graded benefit life insurance.

In a quarter-to-quarter comparison, annuity considerations and life insurance premiums remained steady at approximately  $11 million for the three months ended June 30, 2006 and June 30, 2005.

Policy Fee Income

Universal life and investment type policy fee income was approximately $1.6 million for the six months ended June 30, 2006, as compared to approximately $1.5 million for the six months ended June 30, 2005.  This increase is attributable to an increase in surrender charge fees associated with the Company’s annuity contracts, as well as an increase in insurance fees collected on the Company’s universal life policies.

Universal life and investment type policy fee income was approximately $.8 million for the three months ended June 30, 2006 and June 30, 2005.

Net Investment Income

Net investment income totaled approximately $151.4 million during the first six months of 2006, as compared to approximately $177.2 million during the first six months of 2005.  This represents a decrease of approximately $25.8 million.  This decrease is due principally to a decrease in income from fixed maturities and limited partnerships.  Income from fixed maturities decreased by approximately $12.8 million and was partially offset by an increase in investment income from short-term investments of approximately $6.8 million.  The decrease in income from fixed maturities was primarily due to the Company’s duration shortening program which involved the sale of bonds with maturities longer than 20 years and reinvesting the proceeds into lower yielding 5 to 10 year maturities of investment grade corporate bonds and U.S. agency bonds (See discussion on the Asset/Liability Management in the Management Discussion and Analysis of Financial Condition and Results of Operations).  Income from limited partnerships decreased by approximately $18.9 million.  This decrease reflects the inherent volatility in the amount and timing of the distributions of realized capital gains and income from the Company’s limited partnership investments.  The Company's ratios of net investment income to average cash and invested assets less net investment income for the six month periods ended June 30, 2006 and June 30, 2005 were 6.73% and 7.72%, respectively.

Net Realized Investment Gains and Losses

Realized investment gains amounted to approximately $24.9 million during the first six months of 2006, as compared to approximately $66.7 million during the first six months of 2005.  The decrease was primarily due the impact of the Company’s duration shortening program in its fixed income portfolio during the first three months of 2005.  This program initially involved selling bonds with maturities longer than 20 years and reinvesting the proceeds into lower yielding 5 to 10 year maturities of investment grade corporate bonds and U.S. agency bonds (See discussion on the Asset/Liability Management in the Management Discussion and Analysis of Financial Condition and Results of Operations).  The initial program generated proceeds of $778.3 million and pre-tax capital gains of approximately $58.3 million.  Realized investment gains and losses for the six months ended June 30, 2006 and 2005 respectively, include realized investment losses or writedowns of $3.0 million and $3.5 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio (See Critical Accounting Estimates Investments below for a discussion of the factors considered in determining other than temporary impairment.)  Since May 2005, the Company has limited its investments to high-grade commercial paper (predominately rated A1/P1) with maturities of one to three days.

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

Realized gains were $14.0 million for the three months ended June 30, 2006 and $5.6 million for the three months ended June 30, 2005.  The variance of $8.4 million is primarily due to an increase in the gain on derivative instruments.  See Item 2. Investments.

Total Benefits and Expenses

Total benefits and expenses for the six months ended June 30, 2006 aggregated approximately $142.1 million, as compared to approximately $165.2 million for the six months ended June 30, 2005.  This represents a decrease of $23.1 million from the first six months of 2005.  Total benefits and expenses for the three months ended June 30, 2006 aggregated approximately $70.8 million, as compared to approximately $79.4 million for the three months ended June 30, 2005.  This represents a decrease of approximately $8.6 million from the second quarter of 2005.    The reasons for this decrease are discussed in the following paragraphs.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $120.9 million for the six months ended June 30, 2006, as compared to approximately $128.4 million for the six months ended June 30, 2005. This represents a decrease of approximately $7.5 million. Interest credited and other benefits to policyholders was approximately $60.1 million and $65.5 million for the three-month period ended June 30, 2006 and June 30, 2005, respectively.  This decrease is primarily due to increased surrenders on deferred annuities that exceeded interest earned and new premiums.

The Insurance Company’s average credited rate for reserves and account balances for the six months ended June 30, 2006 and 2005 were less than the Company’s ratio of net investment income to mean assets for the same period as noted above under “Net Investment Income”. Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will broaden the Spread.  The actual spread, excluding capital gains, for the six months ended June 30, 2006 was 1.32% compared to 2.09% for the same period in 2005.  The decrease is primarily due to a reduction in the earned rate, partially offset by a decrease in the crediting rate.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $5.0 million for the six months ended June 30, 2006, and approximately $5.3 million for the six months ended June 30, 2005.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $11.5 million for the six months ended June 30, 2006, as compared to approximately $14.0 million for the six months ended June 30, 2005.  This represents a decrease of approximately $2.5 million.  The decrease principally is attributable to a reduction in state taxes, licenses and fees of $2.3 million due to a decrease in the New York State Franchise taxes and state taxes on premiums.

General expenses, taxes and commissions to agents totaled approximately $6.4 million for the three months ended June 30, 2006, as compared to approximately $7.0 million for the three months ended June 30, 2005.

Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the six months ended June 30, 2006 resulted in a charge of approximately $4.8 million, as compared to a charge of approximately $17.5 million for the six months ended June 30, 2005.  The principal cause of such decrease was the large realized gains from the portfolio-rebalancing program during the first quarter of 2005, which impacted the gross margins used to determine DAC amortization expense.  Under applicable accounting rules (SFAS No. 97), DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Company related to these assets increase, the amount and timing of amortization is accelerated.  In the first six months of 2005, the Company’s investment performance was substantially improved compared to the first six months of 2006 – a significant portion due to realized investment gains from the portfolio rebalancing program. This resulted in a much-higher charge from DAC amortization.

The change in net DAC was also attributable to the costs associated with product sales, which have been deferred, (accounting for a credit of approximately $4.4 million in the first six months of 2006 and $4.6 million in the first six months of 2005).  Another portion of such change is due to amortization of the DAC of deferred annuity business, as discussed above.  Such changes accounted for a charge of approximately $6.4 million in the first six months of 2006 as compared to a charge of approximately $19.3 million in the first six months of 2005.  The balance of the change in net DAC is due to the amortization of the DAC for the remainder of the business including traditional and universal life as well as immediate and variable annuities (accounting for a charge of approximately $2.7 million for the first six months of both 2006 and of 2005).

The change in the net DAC for the three months ended June 30, 2006 resulted in a charge of approximately $1.7 million, as compared to a charge of approximately $4.3 million for the three months ended June 30, 2005.  The decrease was primarily due to the lower level of investment income for the second quarter of 2006 resulting in a smaller amortization of DAC.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $58.0 million for the six months ended June 30, 2006, as compared to approximately $101.9 million for the six months ended June 30, 2005.  Income before income taxes amounted to approximately $26.8 million for the three months ended June 30, 2006, as compared to approximately $30.8 million for the three months ended June 30, 2005.

Income Taxes

Income tax expense was approximately $20.0 million for the first six months of 2006 as compared to approximately $35.2 million for the first six months of 2005.  The income tax expense was approximately $9.2 million and approximately $10.7 million for the three-month periods ended June 30, 2006 and June 30, 2005, respectively.  The decrease is attributable to lower income before income taxes.

Net Income

For the reasons discussed above, the Company had net income of approximately $38.0 million during the six months ended June 30, 2006 and a net income of approximately $66.7 million during the six months ended June 30, 2005. The net income was approximately $17.6 million for the three-month period ended June 30, 2006 and approximately $20.2 million for the three-month period ended June 30, 2005.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal sources of cash are interest on its investments, dividends from the Insurance Company, and. rent from its real estate.  During the first half of 2006, the Company's Board of Directors declared quarterly cash dividends of $.10 per share payable on April 1, 2006 and July 1, 2006.  During the first six months of 2006 the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses).  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In April 2006 the Insurance Company made a $10 million dividend payment to the Company.  In 2005 and the first three months of 2006, the Insurance Company paid no dividends to the Company.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 57.6% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  Due to an increasing interest rate environment, increased competition, and an increasing amount of policies with expiring surrender changes, we experienced an increase in surrenders on our annuity products.  Surrenders totaled approximately $192.9 million and $65.9 million for the six-month periods ending June 30, 2006 and 2005, respectively.   In 2006, approximately 38% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently maintained a favorable surrender rate regardless of the rate trends.  The Company's current surrender rate is approximately 14% on an annualized basis.

The Company conducts testing of its cash flow needs based on varying interest rate scenarios.  These tests are conducted pursuant to the New York State Insurance Department requirements and are filed with that Department. Recent testing indicates that in a moderately increasing interest rate environment, annuity surrenders would not have a material impact on the Company's liquidity.   This is partially due to the fact that the Company's average annuity credited rate is somewhat higher than the market average.  The Company's blend of deferred and immediate annuities has operated as a buffer to the company against interest sensitive surrenders in a rising interest rate environment.

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

The Company's asset/liability management process is designed to target asset duration to match the duration of liabilities.  This process is required to ensure a positive spread between yield and payment rates.  To achieve yield objectives in the current environment (i.e. a relatively flat yield curve with the expectation of further federal reserve rate increases), investments have been largely short-term in an effort to mitigate interest rate risk in the event that a substantial call on liabilities required the Company to liquidate some investments.  The Company would experience a decline in overall investment income due to the sale of higher yielding invested assets. The Company would attempt to minimize the loss of income by the selection for sale of those shorter-term assets, which would produce the highest possible price. Moreover, the mix of the Company's products between deferred and immediate annuities provides the Company with some protection against excessive calls on liabilities.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately $27.8 million and $30.7 million during the six months ended June 30, 2006 and 2005, respectively.  Net cash provided by and used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $99.0 million, and $(45.3) million during the six months ended June 30, 2006 and 2005, respectively.

For purposes of the Company's condensed consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.    Net cash used in and provided by the Company's financing activities amounted to approximately $(126.1) million and $20.5 million during the six months ended June 30, 2006 and 2005, respectively.  This fluctuation is primarily attributable to a decrease in policyholder account balances at June 30, 2006 resulting from increased surrenders of the Company’s deferred annuity policies.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.  The decrease in sales of single premium annuities was primarily attributable to the Company’s current credit rating and management’s decision to reduce sales in order to conserve capital and improve the company’s capital and surplus ratios.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately 7.1% and 6.3% as of June 30, 2006 and December 31, 2005, respectively).  The effective duration of the Company's debt portfolio was approximately 6.0 years as of June 30, 2006 (as compared to 6.5% as of June 30, 2005), reflecting primarily the impact of the portfolio rebalancing activities during the first quarter of 2005, which are described below under Asset/Liability Management.  The Company's fixed maturity investments are all classified as available for sale and may be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and various other economic conditions.

Fixed maturity investments are carried at estimated market value and unrealized gains and losses, net of the shadow DAC effect and deferred federal income taxes, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary in which event the Company recognizes a loss.  Equity securities, including common stocks and non-redeemable preferred stocks, are carried at market and unrealized gains and losses, net of federal income taxes and “shadow DAC” effect, if any, are charged directly to shareholders' equity, unless a decline in market value is considered to be other than temporary, in which event, the Company recognizes a loss.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of June 30, 2006 and December 31, 2005, approximately 5.5% and 5.8%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities that were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of June 30, 2006 and December 31, 2005, the carrying value of these securities was approximately $282.2 million and $304.6 million, respectively, (representing approximately 6.3% and 6.5% of the Company's investment portfolio, respectively).

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

As of June 30, 2006, the carrying value of the Company’s limited partnerships was approximately $286.3 million or 6.3% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets and the ratio of the Company’s investments in equity securities to total invested assets as of June 30, 2006 was approximately 1%. Such investments are included in the Company's consolidated balance sheet under the heading "Other long-term investments."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $94.4 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. $7.6 million in commitments will expire in 2006, $14.7 million in 2007, $15.8 million in 2008, $12.8 million in 2009, $15.1 million in 2010 and $28.4 million in 2011.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of June 30, 2006.

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

Asset/Liability Management

A persistent concern of the Insurance Company’s management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  During 2003 and 2004, the Insurance Company had permitted the duration gap between its assets and liabilities to rise during a period in which it expected relatively stable interest rates and, most importantly, in which its liabilities were largely protected by significant annuity surrender charges.  This strategy benefited the Company by allowing it to realize enhanced yield from longer duration assets.  At the end of 2004, the Insurance Company determined that the prospect of rising rates and declining surrender charges, as well as increased management of extension risk in its investment portfolio, necessitated a reduction in the duration mismatch.  The Company developed a two-step duration reduction strategy, which involved the sale of certain longer duration assets that were purchased at prices below current market prices and reinvestment in shorter duration assets.  During the first quarter of 2005,the Company completed in excess of $778.3 million of long duration sales and shorter duration reinvestments.

The second step of the Company’s strategy was the purchase of a laddered series of Payor Swaptions.  In July 2005, Presidential Life entered into a series of Payor Swaption investments designed to protect the Company against an instantaneous rise in interest rates of 300 basis points, as required by the New York State Insurance Department (Regulation 126).  Six contracts against the 10-year swap rate were executed with one dealer and three banks at a total cost of $19,430,625. The Company has established ISDA Credit Support

Agreements with the four counterparties. Three of the counterparties have ratings equal to or higher than Aa3/AA- by Moody's and S&P, respectively, and one counterparty carries an A1/A+ rating. Certain of these contracts were scheduled to expire in July 2006 and the remainder expire in July 2007 and July 2008 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of June 30, 2006 was $ 34,242,295. These investments are classified on the balance sheet as "Derivative instruments". Under FAS 133, the value of the Payor Swaptions is recognized at "fair value" (market value), with the resulting change in fair value reflected in the statement of income as a realized loss or gain. The change in market value in the 1st half of 2006 was a gain of $9,019,784.  The Company has determined that the average fair value, based upon weekly market values for the period  (January 1, 2006 to June 30, 2006), was $25,444,522.

Subsequent to the end of the second quarter, on July 11, 2006, Presidential sold the expiring 2006 Payor Swaptions for $5,930,000, realizing a capital gain of $ 3,186,000. The proceeds were reinvested into a new Payor Swaption with notional value of $ 325,000,000 (increased from the $200,000,000 notional value of the expiring Payor Swaption) that expires on July 15, 2009 for a total cash consideration of $ 6,170,000.

The Insurance Company conducts periodic cash flow tests assuming different interest rates scenarios in order to demonstrate the ability to meet any surrender demands without incurring substantial losses.  If a test reveals a potential deficiency in its cash flow, the Insurance Company may be required to increase its reserves against such liabilities to satisfy its statutory accounting requirements.   During 2005, the Insurance Company added an additional reserve of $60 million, on a statutory basis, to address these contingencies.

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

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Long Term Debt Obligations	$ -	$ 100,000	$ -	$ -	$ 100,000
Interest on Long-Term Debt Obligations	$ 7,875	$ 15,750	$ -	$ -	$ 23,625

Policyholder Account Balance with Contractual Maturities (1)	$ 155,800	$ 262,800	$ 200,700	$ 1,225,600	$ 1,844,900

(1) These liabilities are reflected within “Policy Liabilities” in the consolidated balance sheet, and amount to $960.7 Million as of June 30, 2006.  The difference between the recorded liability and the total payment amount is $884.2 Million and is comprised of (i) future interest to be credited and (ii) the effect of mortality discount for those payments that are life contingent.

Liabilities for policyholder account balances of approximately $2,866.2 million and liabilities for future policy life and accident and health benefits of approximately $34.3 million as of June 30, 2006 have been excluded from the contractual obligations table. Amounts excluded from the table are generally comprised of policies or contracts for which we are not currently making payments and the determination of these payments is not reasonably fixed and determinable. Such excluded liabilities include future policy benefits relating to life insurance products, and policyholder account balances relating to deferred annuities and universal life products. Significant uncertainties relating to these liabilities include mortality, persistency, investment returns, and the timing of payments.  Approximately 57.6% of the deferred annuity obligations have surrender penalties, which help to mitigate the risk of increased surrenders.  That risk is further mitigated by contracts involving contractual maturities (as shown on the table above) and the Company’s investments in Payor Swaptions as discussed in “Asset/Liability Management above.  (See discussion under Liquidity and Capital Resources Section and the discussion under Interest Rate Risk.)

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Company’s stock plans. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date. Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and SFAS 123, “Accounting for Stock-Based Compensation.” As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123(R). As the Company adopted SFAS 123(R) under the modified-prospective-transition method, results from prior periods have not been restated.  The value of the options is estimated using Black-Scholes-Merton multiple option pricing model for all option grants.  For more information on stock-based compensation costs during the six months ended June 30, 2006, refer to Note 2 - “Share-Based Compensation.”

New Accounting Pronouncements

See Note 1 of the condensed consolidated financial statements for a full description of the new accounting pronouncements including the respective dates of adoption and the effects on the results of operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. During the first half of 2006, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2005.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2006, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  During or subsequent to the six month period ended June 30, 2006, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of June 30, 2006 the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

The Company is in the process of adopting Enterprise Risk Management (“ERM”) as a methodology for managing the principal risks of the Company.  By creating clear limits on risk exposures, optimizing investment decision-making and identifying unacceptable risks, the Company believes that ERM will play a fundamental role in the Company’s efforts to create and preserve shareholder value.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 17, 2006.  At the meeting, the following matters were submitted to a vote of the Company’s shareholders:

(a)

The election of the seven (7) members of the Company’s Board of Directors, for which the Company had nominated Donald Barnes, Richard Giesser, Jeffrey Keil, Herbert Kurz, Paul F. Pape, Jr., Lawrence Read and Lawrence Rivkin;

(b)

The ratification of the appointment of BDO Seidman, LLP as the Company’s registered independent public accounting firm for the year ended December 31, 2006; and

(c)

The approval of the Company’s 2006 Stock Incentive Plan.

All of the matters submitted to a vote of shareholders were approved. The vote totals are as follows:

MATTER	VOTES FOR	VOTES AGAINST	ABSTENTIONS
Election of Donald Barnes to Board	18,852,201	4,000,044	934,212
Election of Richard Giesser to Board	21,370,235	1,482,010	934,212
Election of Jeffrey Keil to Board	21,379,603	1,472,642	934,212
Election of Herbert Kurz to Board	18,672,119	4,180,126	934,212
Election of Paul F. Pape, Jr. to Board	21,366,935	1,485,310	934,212
Election of Lawrence Read to Board	21,377,369	1,474,876	934,212
Election of Lawrence Rivkin to Board	21,030,727	1,821,518	934,212
Ratification of appointment of BDO Seidman	23,746,850	6,134	33,689
Approval of 2006 Stock Incentive Plan	12,072,684	8,075,112	252,752

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

August 7, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   August 7, 2006

  /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:   August 7, 2006

  /s/ Charles J. Snyder

Charles J. Snyder, Chief Financial

Officer of the Registrant

PRESIDENTIAL LIFE CORPORATION

August 7, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  August 7, 2006

/s/Herbert Kurz

----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  August 7, 2006

/s/ Charles Snyder

----------------------

Charles J. Snyder,

Chief Financial Officer of the Registrant

Exhibit 15.1

August 7, 2006

Presidential Life Corporation and Subsidiaries
69 Lydecker Street
Nyack, NY 10960

We have made a review, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), of the unaudited condensed consolidated interim financial information of Presidential Life Corporation and subsidiaries as of June 30, 2006 and for the three months ended June 30, 2006, as indicated in our report dated August 7, 2006; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated by reference in Registration Statement Nos. 333-08217and 333-135066 on Form S-8 and Registration Statement No. 333-63831 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

BDO Seidman, LLP

New York, New York

Exhibit 15.2

August 7, 2006

Presidential Life Corporation and Subsidiaries
69 Lydecker Street
Nyack, NY 10960

We have made a review, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), of the unaudited condensed consolidated interim financial information of Presidential Life Corporation and subsidiaries for the six months ended June 30, 2005, as indicated in our report dated August 9, 2005; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated by reference in Registration Statement Nos. 333-08217 and 333-135066 on Form S-8 and Registration Statement No. 333-63831 on Form S-3.

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

Date: August 7, 2006

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

Date: August 7, 2006

                                          /s/Charles Snyder

                                                                                                    ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

August 7, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

-------------------

Charles Snyder

Treasurer and Chief Financial Officer

August 7, 2006