Form 10-Q/A
period 2006-06-30
PRESIDENTIAL LIFE CORP
filed 2006-10-16
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of August 8, 2006 was 29,440,361.

EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant’s previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 by correcting the Registrant’s filer category from “Large Accelerated Filer” to “Accelerated Filer” (as defined by Rule 12b-2 of the Exchanged Act).  Pursuant to Rule 12b-2 of the Exchange Act, Registrant is an Accelerated Filer based on the worldwide market value of the voting and non-voting common equity held by its non-affiliates being greater than $75 million but less than $700 million as of the last business day of the second fiscal quarter of the most recently completed fiscal year.

Other than the change referred to above, all other information in the Registrant’s Form 10-Q remains unchanged.  This amendment does not reflect events occurring after the original filing date of such Form 10Q and does not modify or update the disclosures in any way other than to correct the Registrant’s filer category described above.

INDEX

Part I	Financial Information		Page No.

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	June 30, 2006 (Unaudited) and December 31, 2005		4

	Condensed Consolidated Statements of Income (Unaudited)
	For the Six months ended June 30, 2006 and 2005		5

	Condensed Consolidated Statements of Income (Unaudited)
	For the Three months ended June 30, 2006 and 2005		6

	Condensed Consolidated Statements of Shareholders'
	Equity (Unaudited) - For the Six months ended
	June 30, 2006 and 2005		7

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	For the Six months ended June 30, 2006 and 2005		8

	Notes to Condensed Consolidated Financial Statements (Unaudited)		9-18

	Reports of Independent Registered Public Accounting Firms		19-20

Item 2.	Management's Discussion and Analysis of		21-31
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		32

Item 4.	Controls and Procedures		32

Part II -	Other Information		33-34

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			35-36

BDO Seidman, LLP Letter of Awareness Deloitte & Touche, LLP Letter of Awareness Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			37
			38
			39
			40
			41
			42

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

Provision (benefit) for income taxes
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

Provision (benefit) for income taxes
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

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments  (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to take annual distributions of partnership earnings.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnership.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains, unrealized gains and losses and other income reported in the limited partnerships most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there is a one year reporting lag for recording unrealized gains and losses and investment income that is not distributed during the year, which may result in significant adjustments in the second quarter.  The adjustments to its estimates of investment income recording during the preceding year (“true up”) for the six month periods ended June 30, 2006 and 2005 amounted to approximately $300,000 and $7.7 million, respectively.  Net unrealized gains (net of taxes) derived from the audited financial statements totaled approximately $40.6 million at June 30, 2006 and $34.6 million at December 31, 2005 and are included in the balance sheet under other comprehensive income.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of June 30, 2006 and December 31,2005.  As of June 30, 2006, the Company was committed to contribute, if called upon, an aggregate of approximately $94.4 million of additional capital to certain of these limited partnerships.  $7.6 million in commitments will expire in 2006, $14.7 million in 2007, $15.8 million in 2008, $12.8 million in 2009, $15.1 million in 2010 and $28.4 in 2011.

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

August 9, 2006

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

Subsequent to the end of the second quarter, on July 11, 2006, Presidential sold the expiring 2006 Payor Swaption for $ 5,930,000, realizing a capital gain of $ 3,186,000. The proceeds were reinvested into a new Payor Swaption with notional value of $ 325,000,000 (increased from the $200,000,000 notional value of the expiring Payor Swaption) that expires on July 15, 2009 for a total cash consideration of $ 6,170,000.

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

Net Realized Investment Gains and Losses

Realized investment gains amounted to approximately $24.9 million during the first six months of 2006, as compared to approximately $66.7 million during the first six months of 2005.  The decrease was primarily due the impact of the Company’s duration shortening program in its fixed income portfolio during the first three months of 2005.  This program initially involved selling bonds with maturities longer than 20 years and reinvesting the proceeds into lower yielding 5 to 10 year maturities of investment grade corporate bonds and U.S. agency bonds (See discussion on the Asset/Liability Management in the Management Discussion and Analysis of Financial Condition and Results of Operations).  The initial program generated proceeds of $778.3 million and pre-tax capital gains of approximately $58.3 million.  Realized investment gains and losses for the six months ended June 30, 2006 and 2005, respectively, include realized investment losses or writedowns of $3.0 million and $3.5 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio (See Critical Accounting Estimates Investments below for a discussion of the factors considered in determining other than temporary impairment.)  Since May 2005, the Company has limited its investments to high-grade commercial paper (predominately rated A1/P1) with maturities of one to three days.

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

The change in net DAC was also attributable to the costs associated with product sales, which have been deferred (accounting for a credit of approximately $4.4 million in the first six months of 2006 and $4.6 million in the first six months of 2005).  Such changes accounted for a charge of approximately $6.4 million in the first six months of 2006 as compared to a charge of approximately $19.3 million in the first six months of 2005.  The balance of the change in net DAC is due to the amortization of the DAC for the remainder of the business (accounting for a charge of approximately $2.7 million for the first six months of both 2006 and of 2005).

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

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 57.6% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  Due to an increasing interest rate environment, increased competition, and an increasing amount of policies with expiring surrender changes, we experienced an increase in surrenders on our annuity products of approximately $192.9 million and $65.9 million for the six-month periods ending June 30, 2006 and 2005, respectively.   In 2006, approximately 38% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds  from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently maintained a favorable surrender rate regardless of the rate trends.  The Company's current surrender rate is approximately 14% on an annualized basis.

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

October 16, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   October 16, 2006

  /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:   October 16, 2006

  /s/ Charles J. Snyder

Charles J. Snyder, Chief Financial

Officer of the Registrant

PRESIDENTIAL LIFE CORPORATION

October 16, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  October 16, 2006

/s/Herbert Kurz

----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  October 16, 2006

/s/ Charles Snyder

----------------------

Charles J. Snyder,

Chief Financial Officer of the Registrant

Exhibit 15.1

August 9, 2006

Presidential Life Corporation and Subsidiaries
69 Lydecker Street
Nyack, NY 10960

We have made a review, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), of the unaudited condensed consolidated interim financial information of Presidential Life Corporation and subsidiaries as of June 30, 2006 and for the three months ended June 30, 2006, as indicated in our report dated August 9, 2006; because we did not perform an audit, we expressed no opinion on that information.

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

August 9, 2006

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

Date: October 16, 2006

   /s/Herbert Kurz

---------------------

                 Herbert Kurz

                 Chief Executive Officer

Exhibit 31.2

Certification of Chief Financial Officer

       Pursuant to Exchange Act Rule 13a-15f

I, Charles Snyder, Chief Financial Officer and Treasurer of Presidential Life Corporation certify that:

       1.    I have reviewed this quarterly report on Form 10-Q/A of Presidential Life Corporation,

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

Date: October 16, 2006

                                          /s/Charles Snyder

                                                                                                    ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q/A for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

October 16, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q/A for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)

      The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

-------------------

Charles Snyder

Treasurer and Chief Financial Officer

October 16, 2006