Form 10-Q
period 2006-09-30
PRESIDENTIAL LIFE CORP
filed 2006-11-09
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006	Commission file number 0-5486

Presidential Life Corporation

Delaware	13-2652144
(State of incorporation)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of November 8, 2006 was 29,468,159.

INDEX

Part I	Financial Information		Page No.

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	September 30, 2006 (Unaudited) and December 31, 2005		3

	Condensed Consolidated Statements of Income (Unaudited)
	For the Nine months ended September 30, 2006 and 2005		4

	Condensed Consolidated Statements of Income (Unaudited)
	For the Three months ended September 30, 2006 and 2005		5

	Condensed Consolidated Statements of Shareholders'
	Equity (Unaudited) - For the Nine months ended
	September 30, 2006 and 2005		6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	For the Nine months ended September 30, 2006 and 2005		7

	Notes to Condensed Consolidated Financial Statements (Unaudited)		8-17

	Report of Independent Registered Public Accounting Firm		18

Item 2.	Management's Discussion and Analysis of		19-29
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		30

Item 4.	Controls and Procedures		30

Part II -	Other Information		31

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			32-33

BDO Seidman, LLP Letter of Awareness Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			34
			35
			36
			37
			38

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Amortized cost of
$3,735,650 and $3,841,839 respectively)	$ 3,862,728	$ 4,032,702
Common stocks (Cost of $32,251 and
$34,732, respectively)	42,931	44,725
Derivative instruments, at fair value	14,226	18,996
Real estate	415	415
Policy loans	19,230	19,670
Short-term investments	271,784	309,345
Other long-term investments	280,694	283,153
Total Investments	4,492,008	4,709,006

Cash and cash equivalents	5,416	6,656
Accrued investment income	53,245	52,682
Amounts due from security transactions	3,097	2,654
Federal income tax recoverable	7,091	25,853
Deferred policy acquisition costs	83,512	80,394
Furniture and equipment, net	410	201
Amounts due from reinsurers	14,513	14,214
Other assets	1,821	1,991
Assets held in separate account	1,938	1,908
TOTAL ASSETS	$ 4,663,051	$ 4,895,559

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 3,052,403	$ 3,269,881
Future policy benefits:
Annuity	648,053	651,678
Life and accident and health	65,665	64,073
Other policy liabilities	12,998	10,249
Total Policy Liabilities	3,779,119	3,995,881

Short-term note payable	50,000	50,000
Notes payable	100,000	100,000
Deferred federal income taxes	68,142	89,976
Deposits on policies to be issued	5,632	2,612
General expenses and taxes accrued	2,996	4,557
Other liabilities	27,975	24,129
Liabilities related to separate account	1,938	1,908
Total Liabilities	4,035,802	4,269,063

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,464,357 and 29,427,766 shares, respectively	295	294
Additional paid in capital	2,055	1,207
Accumulated other comprehensive gain	111,343	144,389
Retained earnings	513,556	480,606
Total Shareholders’ Equity	627,249	626,496
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$ 4,663,051	$ 4,895,559

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
REVENUES:	2006	2005
Insurance Revenues:
Premiums	$ 9,185	$ 7,760
Annuity considerations	20,046	23,373
Universal life and investment type policy fee income	2,248	2,182
Net investment income	235,062	263,912
Realized investment gains	3,893	73,933
Other income	1,315	1,238

TOTAL REVENUES	271,749	372,398

BENEFITS AND EXPENSES:
Death and other life insurance benefits	9,227	8,938
Annuity benefits	57,025	55,563
Interest credited to policyholders' account balances	115,922	124,402
Interest expense on notes payable	7,726	7,954
Other interest and other charges	619	639
(Decrease) Increase in liability for future policy benefits	(2,293)	3,056
Commissions to agents, net	8,400	6,853
General expenses and taxes	10,600	13,357
Change in deferred policy acquisition costs	7,436	20,463

TOTAL BENEFIT AND EXPENSES	214,662	241,225

Income before income taxes	57,087	131,173

Provision for income taxes
Current	19,072	46,277
Deferred	(3,770)	(953)
	15,302	45,324

NET INCOME	$ 41,785	$ 85,849

Earnings per common share, basic	1.42	2.92
Earnings per common share, diluted	1.41	2.91

Weighted average number of shares outstanding during the period, basic	29,443,033	29,377,316
Weighted average number of shares outstanding during the period, diluted	29,702,376	29,471,380

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
REVENUES:	2006	2005
Insurance Revenues:
Premiums	$ 3,142	$ 2,694
Annuity considerations	4,641	7,594
Universal life and investment type policy fee income	667	666
Net investment income	83,673	86,682
Realized investment (losses) gains	(20,974)	7,275
Other income	403	386

TOTAL REVENUES	71,552	105,297

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,256	2,892
Annuity benefits	19,370	18,227
Interest credited to policyholders' account balances	38,120	41,841
Interest expense on notes payable	2,717	2,677
Other interest and other charges	237	217
(Decrease) Increase in liability for future policy benefits	(1,346)	990
Commissions to agents, net	3,716	2,097
General expenses and taxes	3,775	4,121
Change in deferred policy acquisition costs	2,668	3,002

TOTAL BENEFIT AND EXPENSES	72,513	76,064

(Loss) Income before income taxes	(961)	29,233

Provision for income taxes
Current	5,436	11,280
Deferred	(10,160)	(1,172)
	(4,724)	10,108

NET INCOME	$ 3,763	$ 19,125

Earnings per common share, basic	.13	.65
Earnings per common share, diluted	.13	.65

Weighted average number of shares outstanding during the period, basic	29,457,517	29,399,468
Weighted average number of shares outstanding during the period, diluted	29,721,721	29,533,106

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(in thousands, except per share data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2005	$ 294	$ 302	$ 400,776	$ 194,362	$ 595,734

Comprehensive Income:

Net Income			85,849		85,849

Rate Lock Adjustment				(2,295)	(2,295)

Net Unrealized Investment Losses				(27,148)	(27,148)

Comprehensive Income					56,406

Issuance of Shares Under stock option plan		684			684

Dividends Paid to Shareholders ($.10 per share)			(8,817)		(8,817)

Balance at September 30, 2005	$ 294	$ 986	$ 477,808	$ 164,919	$ 644,007

Balance at January 1, 2006	$ 294	$ 1,207	$ 480,606	$ 144,389	$ 626,496

Comprehensive Income:

Net Income			41,785		41,785

Rate Lock Adjustment				(1,623)	(1,623)

Net Unrealized Investment Losses				(31,423)	(31,423)

Comprehensive Income					8,739

Issuance of Shares Under stock option plan	1	473			474

Share Based Compensation		375			375

Dividends paid to Shareholders ($.10 per share)			(8,835)		(8,835)

Balance at September 30, 2006	$ 295	$ 2,055	$ 513,556	$ 111,343	$ 627,249

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
	2006	2005
OPERATING ACTIVITIES:
Net Income	$ 41,785	$ 85,849
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes	(3,770)	(953)
Depreciation and amortization	710	907
Stock option expense	375	-
Net accrual of discount on fixed maturities	(21,395)	(22,651)
Realized investment gains	(3,893)	(73,933)
Changes in:
Accrued investment income	(563)	(3,059)
Deferred policy acquisition cost	7,436	20,463
Federal income tax payable	18,762	31,194
Liability for future policy benefits	(2,033)	4,387
Other items	1,286	750

Net Cash Provided By Operating Activities	38,700	42,954

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(9,834)	(938,669)
Maturities, calls and repayments	21,738	246,112
Sales	116,641	756,264
Common Stocks:
Acquisitions	(29,643)	(28,743)
Sales	39,881	34,875
Derivative Instruments:
Acquisitions	(6,170)	(19,431)
Sales	5,930	-
Increase/(decrease) in short-term investments and policy loans	38,001	(174,681)
Other long-term investments:
Additions to other long-term investments	(58,509)	(46,465)
Distributions from other long-term investments	61,647	93,634
Amount due from security transactions	(443)	3,802

Net Cash Provided By / Used In Investing Activities	179,239	(73,302)

FINANCING ACTIVITIES:
(Decrease)/increase in policyholders’ account balances	(217,478)	44,317
Bank overdrafts	3,641	(563)
Deposits on policies to be issued	3,020	(6,190)
Issuance of common stock	473	684
Dividends paid to shareholders	(8,835)	(8,817)

Net Cash Used In / Provided By Financing Activities	(219,179)	29,431

Increase in Cash and Cash Equivalents	(1,240)	(917)
Cash and Cash Equivalents at Beginning of Period	6,656	6,326

Cash and Cash Equivalents at End of Period	$ 5,416	$ 5,409

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 310	$ 15,083

Interest Paid	$ 9,851	$ 9,128

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

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Management believes that, although the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on Form 10-K on March 16, 2006.

We manage and report our business as a single segment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS 131”), which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 89%) and life insurance (approximately 11%).  The nature of these two product lines is sufficiently similar to permit their aggregation as a single reporting segment.  Approximately 74% of our life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and the Company does not take mortality charges on either product.  Moreover, the two products generate similar returns to the Company and carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility with overlapping administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both the Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

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

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking and substantially all of their investments at fair value.  In general, risks associated with such limited partnerships include those related to their underlying investments  (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships to typically make quarterly distributions (to the extent that distributions are available) of partnership earnings, with the exception of hedge fund limited partnerships.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there is a one-year reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments in 2006.  The adjustments to its estimates of investment income recorded during the preceding year (“true-up”) for the nine month periods ended September 30, 2006 and 2005 amounted to approximately $7.4 and $6.9 million respectively.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there is a one-year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2006.  Net unrealized gains (after tax effects) totaled approximately $35.1 million at September 30, 2006 and $34.6 million at December 31, 2005 and are included in the balance sheet under other comprehensive income.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of September 30, 2006 and December 31,2005.  As of September 30, 2006, the Company was committed to contribute, if called upon, an aggregate of approximately $107.8 million of additional capital to certain of these limited partnerships.  $8.8 million in commitments will expire in 2006, $11.8 million in 2007, $14.3 million in 2008, $11.4 million in 2009, $14.6 million in 2010 and $46.8 million in 2011.

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

For investment type contracts, deferred policy acquisition costs are amortized over a period ranging from 15 to 25 years, but not beyond the life of the underlying contract.  These costs are amortized as a constant percentage of estimated gross profits arising principally from surrender charges and interest and mortality margins based on historical and anticipated future experience, updated regularly.    Revisions to reflect actual experience on previous amortization of deferred policy acquisition costs are reflected in earnings in the period estimated gross profits are revised, subject to the limitation that the outstanding DAC asset can never exceed the original DAC plus accrued interest.  For that portion of the business where acquisition costs are not deferred (i.e., medical stop loss business), management believes the expensing of policy acquisition costs is immaterial.

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

H.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the year.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the nine months ended September 30, 2006 and 2005 was 29,702,376 and 29,471,380, respectively.  The dilution from the potential exercise of stock options outstanding reduced the EPS from $1.42 to $1.41 as of September 30, 2006 and from $2.92 to $2.91 as of September 30, 2005.

I.

New Accounting Pronouncements

In September 2006, FASB issued SFAS 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements, but will potentially require additional disclosures regarding existing fair value measurements we currently report. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently determining the effect, if any, this pronouncement will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The Company is currently in the process of assessing the impact the adoption of SAB 108 will have on its financial statements.

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

In December 2004, FASB issued SFAS No. 123R, Share Based Payment. SFAS 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.  SFAS 123R provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities.  SFAS 123R also requires that the fair value of all share-based transactions be recorded in the financial statements.  The adoption of SFAS No. 123(R) in the nine months ended September 30, 2006, did not have a material impact on the Company’s consolidated results of operations.  For more information on stock-based compensation costs during the nine months ended September 30, 2006, refer to Note 2 - “Share-Based Compensation.”

2.

SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Company’s stock plans. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date. Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and SFAS 123, “Accounting for Stock-Based Compensation.” As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123(R). As the Company adopted SFAS 123(R) under the modified-prospective-transition method, results from prior periods have not been restated. The following table illustrates the effect on net income and earnings per share if the Company had previously adopted SFAS 123(R) and applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using Black-Scholes-Merton multiple option pricing model for all option grants.

	Nine months ended	Three Months Ended
	September 30, 2005	September 30, 2005
	(in thousands, except per share amounts)
Net income, as reported	$85,849	$19,125
Less: Total stock-based employee compensation expense determined under the fair value- method, net of related taxes	172	57
Pro forma net income	$85,677	$19,068
Earnings per share
Basic - as reported	$2.92	$.65
Basic - pro forma	$2.92	$.65

Diluted - as reported	$2.91	$.65
Diluted - pro forma	$2.91	$.65

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The adoption of SFAS 123(R)’s fair value method has resulted in additional share-based expense (a component of general expenses and taxes) in the amount of $374,898 related to stock options for the nine months ended September 30, 2006, than if the Company had continued to account for share-based compensation under APB No. 25. For the nine months ended September 30, 2006, this additional share-based compensation lowered pre-tax earnings by $374,898, lowered net income by $245,558, and lowered basic and diluted earnings per share by $0.01.

The Company’s 1996 Stock Option Plan expired on June 1, 2006.  As of September 30, 2006, there were 736,830 options outstanding under the 1996 Stock Incentive Plan.

In May 2006, the shareholders of the Company approved the Company’s 2006 Stock Incentive Plan, which became effective on June 1, 2006.  The Company’s 2006 Stock Incentive Plan authorized the granting of awards in the form of non-qualified options or incentive stock options qualifying under Section 422A of the Internal Revenue Code.  The plan authorized the granting of options to purchase up to 1,000,000 shares of common stock of the Company to employees, directors and independent contractors of the Company.  All stock options granted will have an exercise price equal to the fair market value of the Corporation’s common stock on the date of grant.  As of September 30, 2006, there were 197,900 options outstanding under the 2006 Stock Incentive Plan.

The Company generally issues new shares when options are exercised.  The following schedule shows all options granted, exercised, expired and exchanged under the Company's 1996 and 2006 Incentive Stock Option Plans for the year ended December 31, 2005 and the nine-month period ended September 30, 2006.

	Number	Amount	Total
	of Shares	Per Share	Price

Outstanding, December 31, 2004	648,700	$ 13.79	$ 8,944,986
Granted	210,750	18.33	3,863,048
Exercised	(65,323)	13.86	(905,377)
Cancelled	(17,406)	13.96	(243,057)

Outstanding, December 31, 2005	776,721	15.01	11,659,599
Granted	197,900	22.82	4,516,078
Exercised	(36,591)	12.91	(472,363)
Cancelled	(3,300)	15.23	(50,260)

Outstanding, September 30, 2006	934,730	$ 16.75	$ 15,653,054

The Company grants options to purchase common stock to its employees, directors and independent contractors at prices equal to the market value of the stock on the dates the options were granted. The options have a term of 5 years from grant date and vest in equal annual installments over the four-year period following the grant date for employee options. Employees generally have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company awarded 197,900 options in 2006.  The key assumptions used in determining the fair value of options granted in 2006 and a summary of the methodology applied to develop each assumption are as follows:

Expected price volatility	32.14%
Risk-free interest rate	4.73%
Weighted average expected lives in years	3.75
Forfeiture rate	5-20%
Dividend yield	1.75%

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

There was no impact on cash provided by operating and/or financing activities related to increased tax benefits from stock based payment arrangements.  During the nine-months ended September 30, 2006, 36,591 options were exercised increasing cash provided by financing activities, issuance of common stock, by approximately $473,000.

At September 30, 2006, the aggregate intrinsic value of all outstanding options was $20.9 million with a weighted average remaining contractual term of 2.41 years.  The total compensation cost related to non-vested awards not yet recognized was $2.1 million with an expense recognition period of 4 years.  During the nine months ended September 30, 2006, 136,538 options vested with an intrinsic value of  $3.1 million at September 30, 2006.

3.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of September 30, 2006.

The following information summarizes the components of net investment income:

	For the nine months ended September 30, 2006 (in thousands)	For the nine months ended September 30, 2005 (in thousands)

Fixed maturities	$ 190,883	$ 209,232
Limited Partnerships	34,137	54,367
Common stocks	1,708	817
Short-term investments	11,539	1,656
Other investment income	1,328	1,554
	239,595	267,626

Less investment expenses	4,533	3,714

Net investment income	$ 235,062	$ 263,912

	For the three months ended September 30, 2006 (in thousands)	For the three months ended September 30, 2005 (in thousands)

Fixed maturities	$ 63,570	$ 68,516
Limited Partnerships	16,016	17,312
Common stocks	1,244	292
Short-term investments	4,110	1,042
Other investment income	509	591
	85,449	87,753

Less investment expenses	1,776	1,071

Net investment income	$ 83,673	$ 86,682

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

The following table presents fair value and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at September 30, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 206,311	$ 6,850	$ 228,987	$ 8,121	$ 435,298	$ 14,971
Corporate Bonds	247,741	6,657	955,655	47,383	1,203,396	54,040
Preferred Stocks	30,864	1,046	24,390	597	55,254	1,643
Subtotal Fixed Maturities	484,916	14,553	1,209,032	56,101	1,693,948	70,654
Common Stock	6,216	668	-	-	6,216	668
Total Temporarily Impaired Securities	$ 491,132	$ 15,221	$ 1,209,032	$ 56,101	$ 1,700,164	$ 71,322

The following table presents the fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2005:

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

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by September 30, 2006.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 14,553	20.60
Twelve months or more	56,101	79.40
Total	$ 70,654	100.00

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2005.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 41,193	84.23
Twelve months or more	7,710	15.77
Total	$ 48,903	100.00

As of September 30, 2006 and December 31, 2005, the Company had approximately $198 million and $240 million, respectively, of gross unrealized gains in fixed maturities.

The Company’s investments are primarily concentrated in a variety of fixed income securities that are exposed to a combination of credit risk and interest rate risk, each of which can impact fluctuations in overall market valuation. During the first nine months of 2006, the portfolio experienced a decrease in market value caused by a rise in 30-year interest rates, as the 30-year Treasury yield increased from 4.53% to 4.81% during the period, representing a decrease in market value of 4.44 points or 3.95% of total value. During the same timeframe, the 10-year Treasury yield rose from 4.39% on December 31, 2005 to 4.63% on September 30, 2006. This represented a decrease in market value of the benchmark 10-year Treasury of approximately 1.83 points, or 1.81% of total value. Given the apparent strength of the overall economic recovery and the announced policies of the U.S. Federal Reserve, the Company anticipates the possibility of some further rise in interest rates over the remainder of 2006.  A rise in overall interest rates may have a negative impact on the market valuation of the Company’s fixed income portfolio. The Company’s book value will generally increase when interest rates decrease and decrease when interest rates increase. Presidential Life Corporation’s book value per share was $21.29 as of both September 30, 2006 and December 31, 2005, as the earnings recorded by the Company offset the rise in interest rates.

Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry  has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.  As of September 30, 2006, the Company has concluded that the above-mentioned securities with unrealized losses totaling $70.7 million, are not other than temporarily impaired.

4.

NOTES PAYABLE

Notes payable at September 30, 2006 and December 31, 2005 consist of $100 million, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable semiannually on February 15 and August 15.  Debt issue costs are being amortized on the effective interest method over the term of the notes.  As of September 30, 2006, unamortized costs were $535,000.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $1.6 million recorded in accumulated other comprehensive gain as of September 30, 2006, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company reclassifies the deferred loss from a liability to accumulated other comprehensive gain over the term of the Senior Notes.  The Company expects to record approximately $672,000 of accumulated other comprehensive income for the year 2006.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of September 30, 2006, the Company believes that it is in compliance with all of the covenants.

The short-term note payable relates to a bank line of credit with the Bank of New York in the amount of $50 million and provides for interest on borrowings based the current London Inter Bank Offering Rate (LIBOR).  At both September 30, 2006 and 2005, the Company had $50 million outstanding.  The line of credit was renewed on April 14, 2006 for a period of one year.

5.

SHAREHOLDERS' EQUITY

During 2005 and the first nine months of 2006, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share.  The Company is authorized pursuant to a resolution of the Board of Directors to repurchase 385,000 shares of its common stock.

6.

NET UNREALIZED INVESTMENT (LOSSES)/GAINS

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the Nine months ended September 30, 2006:	(in thousands)
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (41,468)	$ 14,514	$ (26,954)
Plus: reclassification adjustment for gains realized in net income	3,893	(1,363)	2,530
Change related to deferred policy acquisition costs	(10,768)	3,769	(6,999)
Net unrealized investment losses	$ (48,343)	$ 16,920	$ (31,423)

For the Nine months ended September 30, 2005:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (98,118)	$ 34,342	$ (63,776)
Plus: reclassification adjustment for gains realized in net income	73,933	(25,877)	48,056
Change related to deferred policy acquisition costs	(17,581)	6,153	(11,428)
Net unrealized investment losses	$ (41,766)	$ 14,618	$ (27,148)

7.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employee’s salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $209,900 and $201,300 into this plan during the nine months ended September 30, 2006 and September 30, 2005, respectively.

8.

INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards and (c) a valuation allowance.

The Company's effective tax rates for the nine months ended September 30, 2006 and 2005 were 26.8% and 34.6%, respectively.  The decrease in the tax rate in the 2006 period was due primarily to two factors:  (i) the effect of the correction during the third quarter of 2006 to the 2005 accrual for current taxes arising from the use of an incorrect opening balance in income tax reserves as of January 1, 2005, which resulted in a net tax benefit of $1.6 million dollars in the 2006 period and (ii) the effect of the “true-up” of the 2005 income tax return to reflect the income reported on the Company’s Schedules K-1 from its limited partnership investments,  which  resulted in a net tax benefit of $2.7 million dollars in the 2006 period (See “Investments” under  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for a more detailed discussion of the ‘true-up” for limited partnership income).

9.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of September 30, 2006, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

10.

SUBSEQUENT EVENTS

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Presidential Life Corporation

Nyack, New York 10960

We have reviewed the accompanying condensed consolidated balance sheet of Presidential Life Corporation and subsidiaries (“the Company”) as of September 30, 2006, and the related condensed consolidated statements of income, for the three-month and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statement of stockholders’ equity and cash flows, for the nine-month periods ended September 30, 2006 and 2005.  These interim financial statements are the responsibility of the Corporation’s management.

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

November 9, 2006

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

Executive Overview

Results

Basic earnings per share were $1.42 and $2.92 for the nine-month periods ended September 30, 2006 and 2005, respectively.  Results in the first nine months of 2005 reflected the results of the Company’s portfolio rebalancing initiative during that period.  In connection with that initiative, the Company sold approximately $778.3 million of longer-term investment assets and purchased approximately $778.3 million of shorter-term investment assets.  These transactions resulted in capital gains of approximately $58.3 million. Our total revenues in the first nine months of 2006 and 2005 were approximately $272 million and approximately $372 million, respectively. The decrease from 2005 to 2006 was primarily due to a decrease in realized capital gains of approximately $70 million over that period, primarily attributable to the portfolio rebalancing activities in 2005, as discussed above.

Basic earnings per share were $.13 and $.65 for the three-month period ended September 30, 2006 and 2005, respectively.  Results in the third quarter of 2006 reflected a realized investment loss of approximately $21 million, consisting primarily of a loss in the market value of derivative instruments during the 3rd Quarter of 2006 of approximately $20 million.  Our total revenues in the third quarters of 2006 and 2005 were approximately $72 million and approximately $105 million, respectively.

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

In July 2005, Presidential Life entered into a series of Payor Swaption investments designed to protect the Company against an instantaneous rise in interest rates of 300 basis points, as required by the New York State Insurance Department (Regulation 126).  Six contracts against the 10-year swap rate were executed with one dealer and three banks at a total cost of $19,430,625. During the 3rd quarter of 2006, Presidential sold the expiring 2006 Payor Swaption for $5,930,000, realizing a capital gain of $3,186,000. The proceeds were reinvested into a new Payor Swaption with notional value of $325,000,000 (increased from the $200,000,000 notional value of the expiring Payor Swaption) that expires on July 13, 2009, for a total cash consideration of $6,170,000.

 The Company has established ISDA Credit Support Agreements with the four counterparties. Three of the counterparties have ratings equal to or higher than Aa3/AA- by Moody's and S&P, respectively, and one counterparty carries an A1/A+ rating. These contracts expire in July 2007, July 2008 and July 2009 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of September 30, 2006 was $14,226,326. These investments are classified on the balance sheet as "Derivative Instruments". Under FAS 133, the value of the Payor Swaptions is recognized at "fair value" (market value), with the resulting change in fair value reflected in the statement of income as a realized loss or gain. The change in market value during the 3rd Quarter of 2006 was a loss of $20,015,969.  The Company has determined that the average fair value, based upon weekly market values for the period  (December 31, 2005 to September 30, 2006), was $24,677,681.

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

The downgrades did not have a material impact on the financial statements of the Corporation for the first nine months of 2006.

Results of Operations

Comparison of the nine months ended September 30, 2006 with the same period in 2005 and a comparison of significant items for the three months ended September 30, 2006 with the same period in 2005.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased to approximately $29.2 million for the nine months ended September 30, 2006 from approximately $31.1 million for the nine months ended September 30, 2005, a decrease of approximately $1.9 million.  Of this amount, annuity considerations were approximately $20.0 million for the nine months ended September 30, 2006 as compared to approximately $23.4 million for the nine months ended September 30, 2005, a decrease of approximately $3.3 million.  In accordance with GAAP, sales of single premium deferred annuities are not reported as insurance revenues, but rather as additions to policyholder account balances.  Based on statutory accounting, revenue from sales of single premium annuities were approximately $120.6 million and approximately $126.7 million during the nine months ended September 30, 2006 and September 30, 2005, respectively. The decrease is primarily attributable to the Company’s decision to limit current sales of annuity products due to the Company’s current credit rating and management’s intention to preserve and build the Insurance Company’s capital and surplus ratios.  Premiums increased approximately $1.4 million due to an increase in sales of our graded benefit life insurance.

In a quarter-to-quarter comparison, annuity considerations and life insurance premiums decreased by approximately  $2.4 million for the three months ended September 30, 2006 and September 30, 2005.

Policy Fee Income

Universal life and investment type policy fee income was approximately $2.2 million for each of the nine-month periods ended September 30, 2006 and September 30, 2005.

Universal life and investment type policy fee income was approximately $.7 million for the three months ended September 30, 2006 and September 30, 2005.

Net Investment Income

Net investment income totaled approximately $235.1 million during the first nine months of 2006, as compared to approximately $263.9 million during the first nine months of 2005.  This represents a decrease of approximately $28.8 million.  This decrease is due principally to a decrease in income from fixed maturities and limited partnerships.  Income from fixed maturities decreased by approximately $17.7 million and was partially offset by an increase in investment income from short-term investments of approximately $9.9 million.  The decrease in income from fixed maturities was primarily due to the Company’s duration shortening program which involved the sale of bonds with maturities longer than 20 years and reinvesting the proceeds into lower yielding 5 to 10 year maturities of investment grade corporate bonds and U.S. agency bonds (See discussion on the Asset/Liability Management in the Management Discussion and Analysis of Financial Condition and Results of Operations).  Income from limited partnerships decreased by approximately $20.2 million.  This decrease reflects the inherent volatility in the amount and timing of the distributions of realized capital gains and income from the Company’s limited partnership investments.  The Company's ratios of net investment income to average cash and invested assets  (based on book value) less net investment income for the nine month periods ended September 30, 2006 and September 30, 2005 were 7.31% and 8.25%, respectively.

Net Realized Investment Gains and Losses

Realized investment gains amounted to approximately $3.9 million during the first nine months of 2006, as compared to approximately $73.9 million during the first nine months of 2005.  The decrease was primarily the result of the Company’s duration shortening program in its fixed income portfolio during the first three months of 2005 and the realized investment loss attributable to the loss in market value of the Company’s payor swaption investments.  This program initially involved selling bonds with maturities longer than 20 years and reinvesting the proceeds into lower yielding 5 to 10 year maturities of investment grade corporate bonds and U.S. agency bonds (See discussion on the Asset/Liability Management in the Management Discussion and Analysis of Financial Condition and Results of Operations).  The initial program generated proceeds of $778.3 million and pre-tax capital gains of approximately $58.3 million.  Realized investment gains and losses for the nine months ended September 30, 2006 and 2005 respectively, include realized investment losses or writedowns of $4.5 million and $4.6 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio (See Critical Accounting Estimates Investments below for a discussion of the factors considered in determining other than temporary impairment.)  Since May 2005, the Company has limited its new investments to primarily high-grade commercial paper (predominately rated A1/P1) with maturities of one to three days.

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

Realized losses were $21.0 million for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, which showed a realized gain of $7.3 million.  The variance of $28.2 million is primarily due to a decrease in the market value on derivative instruments.  See Item 2. Investments.

Total Benefits and Expenses

Total benefits and expenses for the nine months ended September 30, 2006 aggregated approximately $214.7 million, as compared to approximately $241.2 million for the nine months ended September 30, 2005.  This represents a decrease of $26.5 million from the first nine months of 2005.  Total benefits and expenses for the three months ended September 30, 2006 aggregated approximately $72.5 million, as compared to approximately $76.1 million for the three months ended September 30, 2005.  This represents a decrease of approximately $3.6 million from the third quarter of 2005.  The reasons for this decrease are discussed in the following paragraphs.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $180.5 million for the nine months ended September 30, 2006, as compared to approximately $192.6 million for the nine months ended September 30, 2005. This represents a decrease of approximately $12.1 million.  Interest credited and other benefits to policyholders was approximately $59.6 million and $64.2 million for the three-month period ended September 30, 2006 and September 30, 2005, respectively.  This decrease is primarily due to increased surrenders on deferred annuities that exceeded interest earned and new premiums.

The Insurance Company’s average credited rate for reserves and account balances for the nine months ended September 30, 2006 and 2005 was less than the Company’s ratio of net investment income to mean assets (based on book value) for the same period as noted above under “Net Investment Income”. Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to book value mean assets  (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will broaden the Spread.  The actual spread, excluding capital gains, for the nine months ended September 30, 2006 was 1.88% compared to 2.62% for the same period in 2005.  The decrease is primarily due to a reduction in the earned rate, partially offset by a decrease in the crediting rate.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $7.7 million for the nine months ended September 30, 2006, and approximately $8.0 million for the nine months ended September 30, 2005.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $19.0 million for the nine months ended September 30, 2006, as compared to approximately $20.2 million for the nine months ended September 30, 2005.  This represents a decrease of approximately $1.2 million.  The decrease principally is attributable to a reduction in state taxes, licenses and fees of $2.0 million due to a decrease in the New York State Franchise taxes and state taxes on premiums.

General expenses, taxes and commissions to agents totaled approximately $7.5 million for the three months ended September 30, 2006, as compared to approximately $6.2 million for the three months ended September 30, 2005.

Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the nine months ended September 30, 2006 resulted in a charge of approximately $7.4 million, as compared to a charge of approximately $20.5 million for the nine months ended September 30, 2005.  The principal cause of such decrease was the large realized gains from the portfolio-rebalancing program during the first quarter of 2005, which impacted the gross margins used to determine DAC amortization expense.  Under applicable accounting rules (SFAS No. 97), DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Company related to these assets increase, the amount and timing of amortization is accelerated.  In the first nine months of 2005, the Company’s investment performance was substantially improved compared to the first nine months of 2006 – a significant portion due to realized investment gains from the portfolio rebalancing program. This resulted in a much-higher charge from DAC amortization.

The change in net DAC was also attributable to the costs associated with product sales, which have been deferred, (accounting for a credit of approximately $8.1 million in the first nine months of 2006 and $6.5 million in the first nine months of 2005).  Another portion of such change is due to amortization of the DAC of deferred annuity business, as discussed above.  Such changes accounted for a charge of approximately $11.6 million in the first nine months of 2006 as compared to a charge of approximately $23.1 million in the first nine months of 2005.  The balance of the change in net DAC is due to the amortization of the DAC for the remainder of the business including traditional and universal life as well as immediate and variable annuities (accounting for a charge of approximately $4.0 million for the first nine months of 2006 and $3.9 million for the first nine months of 2005).

The change in the net DAC for the three months ended September 30, 2006 resulted in a charge of approximately $2.7 million, as compared to a charge of approximately $3.0 million for the three months ended September 30, 2005.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $57.1 million for the nine months ended September 30, 2006, as compared to approximately $131.2 million for the nine months ended September 30, 2005.  (Loss)/Income before income taxes amounted to approximately $(1.0) million for the three months ended September 30, 2006, as compared to approximately $29.2 million for the three months ended September 30, 2005.

Income Taxes

Income tax expense was approximately $15.3 million for the first nine months of 2006 as compared to approximately $45.3 million for the first nine months of 2005.  The income tax (benefit)/expense was approximately $(4.7) million and approximately $10.1 million for the three-month periods ended September 30, 2006 and September 30, 2005, respectively.  The decrease is attributable to lower income before income taxes and a tax adjustment in the third quarter of 2006 of approximately $4.3 million (See “Note 8-Income Taxes” to the Company’s Unaudited Condensed Consolidated Financial Statements for a more detailed discussion of the tax adjustment).

 Net Income

For the reasons discussed above, the Company had net income of approximately $41.8 million during the nine months ended September 30, 2006 and a net income of approximately $85.8 million during the nine months ended September 30, 2005. The net income was approximately $3.8 million for the three-month period ended September 30, 2006 and approximately $19.1 million for the three-month period ended September 30, 2005.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal sources of cash are interest on its investments, dividends from the Insurance Company, and. rent from its real estate.  During the first three quarters of 2006, the Company's Board of Directors declared quarterly cash dividends of $.10 per share payable on April 1, 2006 and July 1, 2006 and October 1, 2006.  During the first nine months of 2006 the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses).  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In April 2006 the Insurance Company made a $10 million dividend payment to the Company.  In 2005, the Insurance Company paid no dividends to the Company.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 53.1% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  Due to increased competition, and an increasing amount of policies with expiring surrender changes, we experienced an increase in surrenders on our annuity products in 2006.  Policyholder account balance surrenders totaled approximately $337.5 million and $93.3 million for the nine-month periods ending September 30, 2006 and 2005, respectively.   In 2006, approximately 38% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring, can result in an increase in surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently managed this business regardless of the rate trends.  The Company's ratio of surrenders to average reserves on its deferred annuity business for the first nine months of 2006 is approximately 15% on an annualized basis.  We expect the surrender rate to remain at a relatively high level for the next five quarters or so, as large blocks of business come off of surrender charges during this time period.

The Company conducts testing of its cash flow needs based on varying interest rate scenarios.  These tests are conducted pursuant to the New York State Insurance Department requirements and are filed with that Department. Recent testing indicates that in a moderately increasing interest rate environment, annuity surrenders would not materially alter the Company's liquidity needs.   This is partially due to the fact that the Company's average annuity credited rate is somewhat higher than the market average.  The Company's blend of deferred and immediate annuities and its payor swaption investments have operated as a buffer to the company against the impact of interest sensitive surrenders in a rising interest rate environment.

The Company's life and health insurance liabilities are actuarially calculated on a regular basis and the Company is capable of meeting such liabilities.  Reserves for such business are carefully monitored and regulated by the New York State Insurance Department.  Because life and health insurance products represent a relatively small percentage of the Company's product mix and because the business is heavily reinsured, it is not anticipated that any spike in life insurance claims would have a material impact on the Company's liquidity.

The Company's asset/liability management process is designed to minimize the duration mismatch of its assets and liabilities.  To achieve yield objectives in the current environment (i.e. a relatively flat or inverted yield curve with the expectation of possible further federal reserve rate increases), investments have been largely short-term in an effort to mitigate interest rate risk in the event that a substantial call on liabilities required the Company to liquidate some investments.  In such event, the Company would experience a decline in overall investment income due to the sale of higher yielding invested assets.  The Company would attempt to minimize the loss of income by the selection for sale of those shorter-term assets, which would produce the highest possible price.  Moreover, the mix of the Company's products between deferred and immediate annuities provides the Company with some protection against excessive calls on liabilities.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately $38.7 million and $43.0 million during the nine months ended September 30, 2006 and 2005, respectively.  Net cash provided by and used in the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $179.2 million, and $(73.3) million during the nine months ended September 30, 2006 and 2005, respectively.

For purposes of the Company's condensed consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.    Net cash used in and provided by the Company's financing activities amounted to approximately $(219.2) million and $29.4 million during the nine months ended September 30, 2006 and 2005, respectively.  This fluctuation is primarily attributable to a decrease in policyholder account balances at September 30, 2006 resulting from increased surrenders of the Company’s deferred annuity policies.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.  The decrease in sales of single premium annuities was primarily attributable to management’s decision to reduce sales due to the Company’s current credit rating and to conserve capital and improve the company’s capital and surplus ratios.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately 5.8% and 6.3% as of September 30, 2006 and December 31, 2005, respectively).  The effective duration of the Company's debt portfolio was approximately 5.8 years as of September 30, 2006 (as compared to 6.4 years as of September 30, 2005), reflecting in part the impact of the portfolio rebalancing activities during the first quarter of 2005, which are described elsewhere in this Report.  The Company's fixed maturity investments are all classified as available for sale and may be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and various other economic conditions.

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

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of both September 30, 2006 and December 31, 2005, approximately 5.8% of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, of which approximately 86% were originally purchased as investment grade and approximately 14% were purchased to achieve a more favorable investment yield, all of which are classified as available for sale and reported at fair value. As of September 30, 2006 and December 31, 2005, the carrying value of these securities was approximately $301.4 million and $304.6 million, respectively, (representing approximately 6.7% and 6.5% of the Company's investment portfolio, respectively).

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

As of September 30, 2006, the carrying value of the Company’s limited partnerships was approximately $280.7 million or 6.2% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets and the ratio of the Company’s investments in equity securities to total invested assets as of September 30, 2006 was approximately 1%. Such investments are included in the Company's consolidated balance sheet under the heading "Other long-term investments."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $107.8 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. $8.8 million in commitments will expire in 2006, $11.8 million in 2007, $14.3 million in 2008, $11.4 million in 2009, $14.6 million in 2010 and $46.8 million in 2011.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of September 30, 2006.

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

Asset/Liability Management

A persistent concern of the Insurance Company’s management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  During 2003 and 2004, the Insurance Company had permitted the duration gap between its assets and liabilities to rise during a period in which it expected relatively stable interest rates and, most importantly, in which its liabilities were largely protected by significant annuity surrender charges.  This strategy benefited the Company by allowing it to realize enhanced yield from longer duration assets.  At the end of 2004, the Insurance Company determined that the prospect of rising rates and declining surrender charges, as well as increased management of extension risk in its investment portfolio, necessitated a reduction in the duration mismatch.  The Company developed a two-step duration reduction strategy, which involved the sale of certain longer duration assets that were purchased at prices below current market prices and reinvestment in shorter duration assets.  During the first quarter of 2005, the Company completed in excess of $778.3 million of long duration sales and shorter duration reinvestments.

The second step of the Company’s strategy was the purchase of a laddered series of Payor Swaptions.  In July 2005, Presidential Life entered into a series of Payor Swaption investments designed to protect the Company against an instantaneous rise in interest rates of 300 basis points, as required by the New York State Insurance Department (Regulation 126).  Six contracts against the 10-year swap rate were executed with one dealer and three banks at a total cost of $19,430,625. In July 2006, Presidential sold the expiring 2006 Payor Swaption for $5,930,000, realizing a capital gain of $3,186,000. The proceeds were reinvested into a new Payor Swaption with notional value of $325,000,000 (increased from the $200,000,000 notional value of the expiring Payor Swaption) that expires on July 13, 2009 for a total cash consideration of $6,170,000.

 The Company has established ISDA Credit Support Agreements with the four counterparties. Three of the counterparties have ratings equal to or higher than Aa3/AA- by Moody's and S&P, respectively, and one counterparty carries an A1/A+ rating. These contracts expire in July 2007, July 2008 and July 2009 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of September 30, 2006 was $ 14,226,326. These investments are classified on the balance sheet as "Derivative Instruments". Under FAS 133, the value of the Payor Swaptions is recognized at "fair value" (market value), with the resulting change in fair value reflected in the statement of income as a realized loss or gain. The change in market value during the 3rd Quarter of 2006 was a loss of $ 20,015,969.  The Company has determined that the average fair value, based upon weekly market values for the period  (December 31, 2005 to September 30, 2006), was $24,677,681.

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

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Long Term Debt Obligations	$ -	$ 100,000	$ -	$ -	$ 100,000
Interest on Long-Term Debt Obligations	$ 7,875	$ 11,813	$ -	$ -	$ 19,688

Policy Liabilities (1)	$ 804,066	$ 983,836	$ 699,456	$ 2,655,436	$ 5,142,794

(1) These liabilities cover the Company’s annuity business, which represents approximately 94.5% of total policy liabilities.  The difference between the recorded liability of $3,572.8 million, and the total payment of amount of $5,142.8 million, is $1,570.0 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Policy liabilities of approximately $206.5 million have been excluded from the contractual obligations table. These liabilities include Life and Health insurance and amount to only 5.5% of total policy liabilities.

Of the total payment of $5,142.8 million, $3,320.9 million, or 65%, is from the Company’s deferred annuity business.  Determining the timing of these payments involves significant uncertainties, including mortality, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing.  Approximately 53% of the deferred annuity obligations have surrender penalties, which help to mitigate the risk of early surrender.  That risk is further mitigated by contracts involving contractual maturities and the Company’s investments in Payor Swaptions as discussed in “Asset/Liability Management above.  (See discussion under Liquidity and Capital Resources Section and the discussion under Interest Rate Risk.)

Long-term debt obligations consist of $100 million, 7 7/8% senior notes due February 15, 2009.  See Note 4 in Notes to the Unaudited Condensed Consolidated Financials Statements for additional discussion concerning both long-term and short-term obligations.

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Company’s stock plans. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date. Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and SFAS 123, “Accounting for Stock-Based Compensation.” As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123(R). As the Company adopted SFAS 123(R) under the modified-prospective-transition method, results from prior periods have not been restated.  The value of the options is estimated using Black-Scholes-Merton multiple option pricing model for all option grants.  For more information on stock-based compensation costs during the nine months ended September 30, 2006, refer to Note 2 - “Share-Based Compensation.”

New Accounting Pronouncements

See Note 1 of the condensed consolidated financial statements for a full description of the new accounting pronouncements including the respective dates of adoption and the effects on the results of operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. During the first nine months of 2006, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2005.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2006, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  During or subsequent to the nine month period ended September 30, 2006, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of September 30, 2006 the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

November 9, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   November 9, 2006

  /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:   November 9, 2006

  /s/ Charles J. Snyder

Charles J. Snyder, Chief Financial

Officer of the Registrant

PRESIDENTIAL LIFE CORPORATION

November 9, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  November 9, 2006

/s/Herbert Kurz

----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  November 9, 2006

/s/ Charles Snyder

----------------------

Charles J. Snyder,

Chief Financial Officer of the Registrant

Exhibit 15.1

November 9, 2006

Presidential Life Corporation and Subsidiaries
69 Lydecker Street
Nyack, NY 10960

We have made a review, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), of the unaudited condensed consolidated interim financial information of Presidential Life Corporation and subsidiaries as of September 30, 2006 and for the three months ended September 30, 2006, as indicated in our report dated November 9, 2006; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is incorporated by reference in Registration Statement Nos. 333-08217and 333-135066 on Form S-8 and Registration Statement No. 333-63831 on Form S-3.

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

Date: November 9, 2006

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

Date: November 9, 2006

                                          /s/Charles Snyder

                                                                                                    ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

November 9, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

-------------------

Charles Snyder

Treasurer and Chief Financial Officer

November 9, 2006