Form 10-K
period 2006-12-31
PRESIDENTIAL LIFE CORP
filed 2007-03-14
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number 0-5486

Presidential Life Corporation

Delaware	13-2652144
(State of incorporation)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 13, 2007 was approximately

$414,548,850 based upon the closing price of such stock on that date.

The number of shares outstanding of the registrant’s common stock as of March 13, 2007 was 29,503,095.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the definitive proxy statement to be used in connection with the registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Other documents incorporated by reference into this Form 10-K are listed in the Exhibit Index.

PART 1

ITEM 1.

BUSINESS

General

Presidential Life Corporation (the “Corporation” or “Company”) is an insurance holding company that, through its wholly-owned subsidiary, Presidential Life Insurance Company (the “Insurance Company”), operates principally in a single reporting segment with two primary operating segments – individual annuities and individual life insurance.  Unless the context otherwise requires, the “Corporation” or “Company” shall be deemed to include Presidential Life Corporation and its subsidiaries.  The Corporation was founded in 1969 and, through the Insurance Company, is licensed to market its product in 49 states and the District of Columbia.  Approximately 49.0% of the Insurance Company’s 2006 sales of annuity and life insurance products were made to individuals residing in the State of New York.

Products

The Insurance Company currently emphasizes the sale of a variety of single premium and flexible premium annuity products.  Each of these products is designed to meet the needs of increasingly sophisticated consumers for supplemental retirement income and estate planning.

Due to the competitive nature of the term, whole life and universal life insurance business and the negative impact of that competition on profits from such business, management decided to exit the traditional life market in 2004 for at least so long as such market conditions prevail.  The Insurance Company will continue to service the inforce business and continue to issue the more profitable graded benefit life product.

For financial statement purposes, revenues from the sale of ordinary life insurance and annuity contracts with life contingencies are treated as revenues whereas the sale of annuity contracts without life contingencies, deferred annuities and universal life insurance products are reported as additions to policyholders’ account balances.

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

The Insurance Company’s deferred annuity products are designed to encourage persistency by incorporating surrender charges that exceed the cost of issuing the policy.  An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years after purchase of the annuity without incurring significant penalties in the form of surrender charges.  As of December 31, 2006, approximately 53.1% of the Insurance Company’s deferred annuity contracts inforce (measured by reserves) are subject to surrender charges.

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

The following table presents annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 2006, in each case, as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

ANNUITIES IN FORCE AS OF DECEMBER 31 FOR THE FOLLOWING YEARS

	2006	2005	2004	2003	2002
	(dollars in thousands)
Single Premium
Deferred	$ 2,350,978	$ 2,630,611	$ 2,597,436	$ 2,423,796	$ 2,256,448
Immediate	641,173	664,215	686,054	700,727	701,024
Other Annuities	441,938	441,076	433,886	434,723	429,228
Total Annuities	$ 3,434,089	$ 3,735,902	$ 3,717,376	$ 3,559,246	$ 3,386,700

Number of annuity contracts in force	69,538	76,242	77,100	75,217	72,089

Average size of annuity contract in force	$ 49.4	$ 49.0	$ 48.2	$ 47.3	$ 47.0

Ratio of surrenders and withdrawals to mean surrenderable annuities in force	18.0%	5.5%	4.5%	4.2%	4.1%

Annuity Considerations – The following table sets forth certain information with respect to the Insurance Company’s annuity considerations for each of the five fiscal years ended December 31, 2006, as determined in accordance with statutory accounting principles, which include as revenue the consideration from policyholders in such years other than consideration from immediate annuities without life contingencies.  The information below differs from the premiums shown on the Corporation’s consolidated financial statements in accordance with GAAP in that, under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

Distribution of Products – By Gross Annuity Considerations

	For the fiscal years ended December 31,
	2006	2005	2004	2003	2002
Single Premium	(dollars in thousands)
Deferred	$ 118,613	$ 94,075	$ 182,518	$ 169,331	$ 658,617
Immediate	27,539	27,367	28,351	32,596	67,524
Other Annuities	9,462	10,198	14,025	11,532	12,326

Total Annuities	$ 155,614	$ 131,640	$ 224,894	$ 213,459	$ 738,467

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

Other Life products inforce, but no longer being issued, include Universal Life, Whole Life, and Term Life.  Universal life policies, flexible premium and single premium, are interest-sensitive products, which typically provide the insured with “non-participating” (i.e. non-dividend paying) life insurance with a cash value.  Current interest is credited to the policy’s cash value based primarily upon prevailing interest rates.  In no event, however, will the interest rate credited on the policy’s cash value be less then the guaranteed rate specified in the policy.  Whole life policies are products that provide the insured with life insurance with a guaranteed cash value.  Typically, a fixed premium, which costs more than comparable term coverage when the policyholder is younger, but less than comparable term coverage as the policyholder grows older, is paid over a period of years.  Whole life insurance products combine insurance protection with a savings plan that gradually increases over a period of time, which the policyholder may borrow against.  Term life policies are products that provide insurance protection if the insured dies during the time period specified in the policy.  No cash value is built up.  Term life products provide the maximum benefit for the lowest initial premium outlay.

Insurance Policies Inforce – The following table sets forth universal, whole and term life insurance policies inforce, as well as certain statistical data for each of the five years ended December 31, 2006.

LIFE INSURANCE INFORCE

	2006	2005	2004	2003	2002
	(dollars in thousands)
Beginning of year:
Universal	$ 443,738	$ 459,744	$ 474,888	$ 444,200	$ 385,857
Whole <F1>	158,669	146,604	136,744	146,359	151,596
Term	703,665	748,069	731,879	562,363	402,443
Total	$ 1,306,072	$ 1,354,417	$ 1,343,511	$ 1,152,922	$ 939,896

Sales and additions:
Universal	2,642	1,492	7,007	54,665	26,718
Whole <F1>	62,575	61,138	43,665	25,803	72,217
Term	0	0	85,507	233,362	216,116
Total	65,217	62,630	136,179	313,830	315,051

Terminations:
Death	14,991	11,768	9,291	10,401	8,289
Surrenders and conversions	21,488	22,173	24,310	32,196	16,898
Lapses	75,276	70,906	86,079	75,039	73,237
Other	7,854	6,128	5,593	5,605	3,601
Total	119,609	110,975	125,273	123,241	102,025

End of year:
Universal	429,538	443,738	459,744	474,888	444,200
Whole<F1>	171,558	158,669	146,604	136,744	146,359
Term	650,584	703,665	748,069	731,879	562,363
Total	$ 1,251,680	$ 1,306,072	$ 1,354,417	$ 1,343,511	$ 1,152,922

Total reinsurance ceded	$ 755,516	$ 814,538	$ 868,321	$ 859,249	$ 706,667

Total insurance inforce at end of year net of reinsurance	$ 496,164	$ 491,534	$ 486,096	$ 484,262	$ 446,255

<F1> Includes graded benefit life insurance products

Accident and Health

New York Statutory Disability Benefits, (“DBL”) are short-term disability contracts issued to employers of one or more employees in New York State.  The benefit must be equal or better, in every respect, to the minimum benefits defined in the New York Disability Benefits Law.  The minimum benefit allowed is 50% of the weekly earnings to a maximum of $170 commencing on the 8th day of non-occupation disabilities for a maximum of 26 weeks in any 52 week period for any one disability.  With few exceptions, employers are required to provide this coverage to their New York employees.

Medical Stop Loss Coverage is sold to employers (not individual employees) to cover their liabilities as incurred in the administration of self-funded medical plans. These are plans that are governed by ERISA. The employer does not buy a full-insured plan from a carrier, but instead opts to pay the benefits for its medical plan itself.  The parameters of these benefits are spelled out in a Plan Document that is disseminated to employees.  The employer then purchases Stop Loss coverage to insure it against claims in excess of contractually designated amounts.

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

Marketing and Distribution

The Insurance Company is licensed to market insurance products in 49 states and the District of Columbia.  The Insurance Company distributes its annuity contracts and life insurance policies (products) through 807 independent General Agents (305 of which are located in New York State).  These General Agents, in turn, distribute the Insurance Company’s products through their 16,293 licensed insurance agents or brokers most of whom also distribute similar products marketed by other insurance companies.  Management believes the Insurance Company offers innovative products and quality service and that its product commission rates are competitive.  The New York State Department of Insurance (NYSID) regulates General Agent commission rates.

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

The Insurance Company utilizes many General Agents to distribute its products and, therefore, is not dependent on any one General Agent or agent for a substantial amount of its business.  On the other hand, independent General Agents and agents are not captive to the Company.  Management believes that interest crediting rates, General Agent product commission levels, annuity and life product features, company support services and perceived company financial stability help determine our competitive nature at any given point in time and influence General Agents and their agents to distribute our products.  Generally, the Insurance Company issues annuity contracts along with the General Agent’s commission within two business days after application receipt.  The Insurance Company also provides General Agent support by providing direct access to the Insurance Company’s senior executives.  Annuity contract and life insurance policyholders may access information regarding their individual holdings via the Company’s website or toll-free telephone number.

The Insurance Company’s top ten General Agents, as measured by combined 2006 annuity and life premiums, accounted for approximately 29% of the Insurance Company’s sales in 2006.  No single General Agent accounted for more than 5.9% and no single agent accounted for more than 3.1% of total sales.  Management believes no single distribution source loss will have a material adverse impact on the Insurance Company.  However, the simultaneous loss of several distribution sources would diminish our product distribution and reduce sales unless these sources are timely replaced.  To guard against this contingency, the Insurance Company continuously recruits new independent General Agents.

Underwriting Procedures

Since March 2004, the only life policy the Insurance Company has issued has been Graded Benefit Life, a guaranteed issue product that requires no underwriting.  The maximum face amount for this product is $50,000.  The Insurance Company continues to maintain its life inforce business and this may require additional underwriting (i.e. reinstatements, re-entries, and conversions).  In that regard, the Insurance Company has adopted and follows detailed, uniform underwriting procedures designed to assess and quantify insurance risks.  To the extent that a policyholder eligible for reinstatement, reentry or conversion does not meet the Insurance Company’s underwriting standards at the standard risk classifications, the Insurance Company may offer to issue a classified, sub-standard or impaired risk policy for a risk adjusted premium amount rather than declining the application.  The amount of the Insurance Company’s impaired risk insurance in force in proportion to the total amount of the Insurance Company’s individual life insurance in force was approximately 5.5% at December 31, 2006.

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

Use of reinsurance does not discharge an insurer from liability on the insurance ceded.  An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from the reinsurer.  At December 31, 2006, of the approximately $1,252 million of the Company’s individual life insurance in force, the Insurance Company had ceded to reinsurer’s approximately $757 million.  The principal reinsurance companies of individual life policies with whom the Insurance Company did business at December 31, 2006 were Transamerica Occidental Life Insurance Company and Swiss Re Life and Health America, Inc. (A.M. Best ratings of “A+ (Superior)”).

Competition

The Insurance Company operates in a highly competitive environment.  There are numerous insurance companies, banks, securities brokerage firms, and other financial intermediaries marketing insurance products, annuities, and other investments that compete with the Insurance Company, many of which are more highly rated and have substantially greater resources than the Insurance Company.  The Insurance Company believes that the principal competitive factors in the sale of annuity and life insurance products are product features, commission structure, perceived stability of the insurer, claims paying rating and service.  Many other insurance and financial services companies are capable of competing for sales in the Insurance Company’s target markets.

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

Investments And Investment Policy

At December 31, 2006, the Corporation had an aggregate of investment assets and cash of $4.46 billion.  Of that amount, approximately 73.1%, or $3.3 billion, were invested in fixed maturity bonds and notes, consisting primarily of corporate bonds ($2.01 billion), U.S. Government, government agencies and authorities bonds ($472.8 million), public utility bonds ($349.4 million), commercial mortgage backed securities ($274.5 million), and preferred stocks ($139.7 million).  Approximately $268.0 million or 6.0% of invested assets were invested in limited partnerships, $859.4 million or 19.3% was invested in cash and short-term investments and the remainder was held as common stock, swaptions, policy loans and real estate.

Investment Grade Securities

As of December 31, 2006, approximately 82.6% or $3.69 billion of the Corporation’s investment portfolio consisted of investment grade securities (according to NAIC designations) and investment grade short-term commercial paper.  Of that amount, approximately $1.8 billion consisted of investment grade corporate bonds and $839.5 million consisted of commercial paper rated predominantly A1/P1 or higher (but in no event lower than A2/P2) with terms of 60 days or less. Approximately $13.4 million were privately placed securities that management believes are marketable to other institutional investors.

Below Investment Grade Securities

As of December 31, 2006, the Corporation held approximately $274.9 million in below investment grade securities, according to NAIC designations, representing approximately 6.2% of the Corporation’s investment portfolio.  Of that amount, $227.3 million consisted of corporate bonds, $44.9 million of public utility bonds and $2.7 million of local governmental authority bonds.  Of these, approximately $168.9 million (61%) were rated at the highest below-grade investment level.  Approximately, eighty-seven percent (87%) of the Corporation’s holdings of below grade bonds were purchased at investment grade levels.  Included in the below-grade bond portfolios are non-performing assets totaling $15.1 million, or .34% of total invested assets.

Government Bonds and Agency Securities

As of December 31, 2006, the Corporation held approximately $472.8 million in U.S. Treasury or other government agency bonds consisting primarily of U.S. Treasury and GNMA, FNMA, FHLMC and FHLB obligations.

Public Utility Bonds

As of December 31, 2006, the Corporation held $349.4 million in public utility bonds, representing 7.8% of the investment portfolio.  Of that amount, 87.2% or $304.6 million consisted of investment grade securities.  Approximately 61% of the holdings represented bonds issued by the operating companies of electric and gas utilities, with the balance consisting of an assortment of electric utility holding company bonds, capital trust securities and U.S. dollar holdings in foreign electric and water utilities.  The portfolio is diversified, with 77 individual holdings of primarily investment-grade companies.  Given their large and continuing need for additional capital, public utilities are sensitive to a general rise in overall interest rates.  However, these risks are mitigated by overall economic growth, as utilities benefit by increased usage of electricity and gas and by an overall growth in their customer rate-base.

Collateralized Debt Obligations

As of December 31, 2006, approximately $38.1 million (0.9%) of the Company’s investment portfolio was invested in Collateralized Debt Obligations (“CDO”).  These are investment vehicles that issue equity and debt to finance their purchase of a wide range of fixed-income assets.  Most of the CDO debt purchased by the Company financed the purchase of high-yield bonds and bank loans.  These CDOs are managed by professional portfolio managers with established track records in the relevant asset classes.  CDOs are structured to provide diversification with respect to issuers, industry sector and/or asset classes.  Guidelines and limits regarding diversification are determined by the rating agencies and collateral managers at the start of each transaction.  The CDO portfolio was responsible for generating approximately $4.4 million in annual income in 2006.  The market value and level of distributed income of the CDO portfolio is expected to fluctuate with changes in interest rates and the changes in credit spreads associated with below investment-grade debt.

Callable Agency Securities

The Company from time to time purchases callable bonds and notes issued by one of the U.S. Government sponsored entities: FNMA, FHLMC, FHLB and the FFCB.  As of December 31, 2006, the Company had a market value total of $208 million in positions as shown below.

	Book Value	Market Value

Federal Farm Credit Bank (FFCB)	$ 32,191,553	$ 31,457,338
Federal Home Loan Bank (FHLB)	66,473,938	65,171,846
Freddie Mac (FHLMC)	58,879,329	57,213,970
Fannie Mae (FNMA)	55,664,694	54,623,194
Total Callable	$ 213,209,514	$ 208,466,348

The book value of the callable agency securities decreased by approximately $234.7 million in 2006 due to sales by the Company to support its portfolio rebalancing efforts.  (See Item 7, Management’s Discussion and Analysis, Asset/Liability Management).

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

Commercial Mortgage Backed Securities

As of December 31, 2006, approximately $274.5 million (6.2%) of the Company’s investment portfolio was invested in commercial mortgage-backed obligations (“CMBS”).  Mortgage-backed securities are generally subject to prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as borrowers refinance higher rate mortgages to take advantage of the lower current rates.  As a result, holders of mortgage-backed securities may receive prepayments on their investments that cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgages.  Notwithstanding the foregoing, the Company’s investment portfolio has not been materially impacted as a result of such prepayments because it purchases such securities at prices no greater than par and the Insurance Company has invested primarily in mezzanine level CMBS that generally have limited prepayment risk.  These securities are collateralized by commercial mortgages, which have provisions that limit loan prepayments and a security structure that directs principal payments to the senior most outstanding securities before they make such distributions to the mezzanine debt owned by the Insurance Company.

Limited Partnerships

The Insurance Company has been investing in limited partnerships for over eighteen years.  During this time, the Insurance Company has had an opportunity to consider and evaluate a substantial number of limited partnerships and their managers.  The Insurance Company makes limited partnership investments based on a number of considerations, including the reputation, investment philosophy (particularly with respect to risk), performance history and investment strategy of the manager of the limited partnership.  Managers of the limited partnerships in which the Insurance Company is invested include, among others, Blackstone Investment Management, Starwood Capital, Goldman Sachs Partners, Trust Company of the West Asset Management, Clayton Dubilier & Rice Partners, Apollo Real Estate and Fortress Investment Group.

The book value of the Corporation’s investments in limited partnerships as of December 31, 2006, 2005 and 2004 was approximately $268.0 million, $283.2 million and $315.6 million respectively.  Net investment income derived from the Insurance Company’s interests in limited partnership investments aggregated approximately $47.0 million, $63.5 million and $57.5 million in fiscal 2006, 2005 and 2004 respectively.  These amounts represented 14.8%, 18.7% and 16.9% of the Company’s total net investment income in such years

Pursuant to the terms of certain limited partnership agreements to which the Insurance Company is a party, the Insurance Company is committed to contribute, if called upon, an aggregate of approximately $111.6 million of additional capital to such limited partnerships.  $12.9 million in commitments will expire in 2007, $13.3 million in 2008, $4.6 million in 2009, $13.9 million in 2010 and $66.9 million in 2011.

As of December 31, 2006, approximately $268.0 million (6.0%) of the Company’s investment portfolio consisted of interests in over sixty limited partnerships, which are engaged in a variety of investment strategies, including debt restructurings, real estate, international opportunities and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Insurance Company to take quarterly distributions of partnership earnings, with the exception of hedge fund limited partnerships.

Approximately 33% of the Company’s investment portfolio in limited partnerships is involved in distressed asset investments. These limited partnerships take positions in debt and equity securities, loans originated by banks and other liabilities of financially troubled companies.  Investments in companies undergoing debt restructurings, which by their nature have a high degree of financial uncertainty, may be senior, unsecured or subordinated indebtedness and carry a high characteristic of merchant banking and debt restructuring transactions.  This makes such underlying investments particularly sensitive to interest rate increases, which could affect the ability of the borrower to generate sufficient cash flow to meet its fixed charges.

The limited partnerships that are involved in real estate activities, representing approximately 25% of the Company’s limited partnership portfolio, generally invest in real estate assets, real estate joint ventures and real estate operating companies.  These partnerships seek to achieve significant rates of return by targeting investments that provide a strategic or competitive advantage and are priced at levels that the general partner believes to be attractive.

The limited partnerships that are involved in international investments generally purchase sovereign debt, corporate debt, and/or equity in foreign companies that are developing a greater worldwide presence.  General partners who had demonstrated expertise in this area and in the particular country involved operate such limited partnerships.  Such investments involve risks related to the particular country including political instability, currency fluctuations, and repatriation restrictions.

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

Other

As of December 31, 2006, the Company’s investment portfolio included approximately $139.7 million (3.1%) invested in preferred stock, and approximately $45.3 million (1.0%) invested in common stock.  The Company’s only direct real estate investments are two buildings in Nyack, New York, which are used as the current home office of the Insurance Company, and two acres of undeveloped land in Nyack, New York.

The following table sets forth the scheduled maturities for the Company’s investments in bonds and notes as of December 31, 2006.

Scheduled Maturities
Maturity <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(in thousands)
Due in one year or less <F3>	$ 22,410.72
Due after one year through five years	458,865	14.70
Due after five years through ten years	829,358	26.56
Due after 10 years through 20 years	1,537,003	49.23
Total	2,847,636	91.21
Mortgage-backed bonds (various Maturities)	274,503	8.79
Total bonds and notes	$ 3,122,139	100.00%

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

      <F3> Excludes Commercial paper of ninety days or less.

The NAIC assigns securities quality ratings and uniform prices called “NAIC Designation”, which are used by insurers when preparing their statutory annual statements.  The NAIC annually assigns designations at December 31 to publicly traded as well as privately placed securities.  These designations range from class 1 to class 6, with a designation in class 1 being of the highest quality.  Of the bonds and notes in the Company’s investment portfolio, approximately 91.2% were in one of the highest two NAIC Designations at December 31, 2006.

The following table sets forth the carrying value and estimated fair value of the securities in the table above according to NAIC Designations at December 31, 2006.

NAIC Designations (generally comparable to Moody’s ratings <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(in thousands)
1 (Aaa, Aa, A)	$ 1,860,793	59.60
2 (Baa)	986,464	31.60
Total investment grade	2,847,257	91.20
3 (Ba)	168,916	5.41
4 (B)	62,462	2.00
5 (Caa, Ca)	33,031	1.06
6 (C)	10,473.33
Total non-investment grade <F3>	274,882	8.80
Total	$ 3,122,139	100.00%

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

<F3> Approximately 86.6% of the non-investment grade bonds represents bonds that experienced credit migration from investment grade status.

The following table sets forth the composition of the Company’s bond and notes portfolio by rating as of December 31, 2006.

Rating <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(in thousands)
Aaa	$ 591,129	18.93
Aa	280,182	8.98
A	915,422	29.32
Baa	1,031,597	33.04
Total investment grade <F3>	2,818,330	90.27
Ba	201,776	6.46
B	48,005	1.54
C	54,028	1.73
Total non-investment grade	303,809	9.73
Total	$ 3,122,139	100.00%

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

<F3> Approximately 16.8% consists of U.S government and agency bonds.

New York State Insurance Department Regulation 130

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department (“NYSID”).  Under this Regulation, the Insurance Company’s ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting.  As of December 31, 2006, approximately 4.9% of the Insurance Company’s total admitted assets were invested in below investment grade debt securities.  Included in the below investment grade debt securities were 15 bond holdings in the Insurance Company’s investment portfolio that were in default, with an estimated fair value totaling $10.4 million at December 31, 2006.  For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”  Also see “Note 2 to the Notes to Consolidated Financial Statements” for certain other information concerning the Company’s investment portfolio.

Investment Portfolio Summary

The following table summarizes the Company's investment portfolio at December 31, 2006.  This table consists primarily of fixed maturity investments available for sale, which are carried at fair value.

Investment Portfolio

Total Carrying Value<F1>
(dollars in thousands)
Fixed Maturities
Bonds and Notes:
U.S. Government, government agencies
and authorities	$ 472,818
Investment grade corporate	1,798,043
Public utilities	349,440
Below investment grade corporate	227,335
Mortgage backed	274,503
Preferred stocks	139,678

Total Fixed Maturities	3,261,817

Equity Securities
Common stock	45,266

Other Investments:
Policy loans	17,965
Real Estate	415
Other long-term investments<F2>	267,975
Derivatives	9,784
Cash and short-term investments	859,379

Total cash and investments	$ 4,462,601

_______________________________________________________________________________

<F1>

All fixed maturity and equity securities are classified as available for sale; accordingly total carrying value equals estimated fair value.  Independent pricing services provide market prices for over 96% of the publicly traded securities.  Where prices are unavailable from pricing services, prices are obtained from securities dealers and valuation methodologies.  For other long-term investments, estimated market value either approximates estimated carrying value or was not readily ascertainable.  See “Note 1(c) to the Notes to the Consolidated Financial Statements for an explanation of the methodology used to value "Other Investments."”

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

The Insurance Company is subject to regulation and supervision by the insurance regulatory agencies of the states in which it is authorized to transact business.  State insurance laws establish supervisory agencies with broad administrative and supervisory powers.  Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.  One of the requirements is that the Insurance Company performs annual cash flow testing of its assets and liabilities.  Based on the testing performed, the Insurance Company held an asset/liability reserve of $51 million at year-end 2006, $60 million at year-end 2005 and $60 million at year-end 2004, for statutory accounting purposes only, to address the risk of a substantial increase in surrenders in a rising interest rate environment.  The Insurance Company also increased its formula reserves on its payout annuity business by approximately $47 million.  This is for statutory accounting purposes only and addresses the current level of interest rates.

The Insurance Company is required to file detailed periodic reports and financial statements with the state insurance regulators in each of the states in which it does business.  In addition, insurance regulators periodically examine the Insurance Company’s financial condition, adherence to statutory accounting practices and compliance with the insurance department rules and regulations.  As part of their routine regulatory oversight process, the New York State Insurance Department (NYSID) generally conducts detailed examinations of the books, records and accounts of the Insurance Company every three years.  The Insurance Company’s most recent examination occurred during 2004 for the three-year period ending December 31, 2003. The final report was issued on April 7, 2005.  During that review, concerns were raised regarding the duration of the supporting assets relative to the duration of liabilities and the risks this posed under increasing interest rate scenarios.  In response, as described above, the Insurance Company implemented an asset/liability management strategy, which included additional statutory reserves, a rebalancing of its portfolio and the purchase of payor swaption investments.  No other significant issues or adjustments were noted.

Statutory Reporting Practices

The Insurance Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the New York State Insurance Department.  The New York State Insurance Department has adopted the provisions of the NAIC’s  Statutory Accounting Practices as the basis for its statutory practices.  Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP.  The following are the major differences between Statutory Accounting Principles (“SAP”) and GAAP:

▪

SAP, unlike GAAP, utilizes asset valuation reserves and interest maintenance reserves, which are intended to stabilize surplus from fluctuations in the value of the investment portfolio.

▪

Future policy benefits and policyholders' account balances under SAP differ from GAAP due to differences between actuarial assumptions and reserving methodologies.

▪

Certain policy acquisition costs, such as commissions, sales inducements, and certain expenses related to policy issuance and underwriting are expensed as incurred under SAP, but are deferred under GAAP and amortized over the premium-paying period of the related policies or based on past and projected profits to achieve a matching of revenues and expenses.

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

▪

For statutory accounting purposes, all of the Company’s debt securities are recorded at amortized cost, except for securities in or near default, which are reported at fair value. Under GAAP, they are carried at amortized cost or fair value based on their classification as either held to maturity or available for sale.

▪

Certain assets, such as furniture and equipment, agents’ debit balances, and prepaid expenses, are not admissible under SAP but are admissible under GAAP.

▪

Under SAP, premiums from Universal Life and deferred annuities are recognized as premium when received.  Under GAAP, the premiums received are recorded as an increase in liability for policyholder account balances.

Regulation of Dividends and Other Payments from the Insurance Company

The Corporation is a legal entity separate and distinct from its subsidiaries.  As a holding company with no other business operations, its primary sources of cash needed to meet its obligations, including principal and interest payments on its outstanding indebtedness and dividend payments on its common stock, are rent from its real estate, income from its investments and dividends from the Insurance Company.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Company without obtaining prior regulatory approval.  Under New York law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the end of the immediately preceding calendar year, or (ii) its net gain (after tax) from operations for the immediately preceding calendar year.  Any dividend in excess of such amount is subject to approval by the Superintendent.  The Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The NYSID has established informal guidelines for such determinations.  The guidelines focus on, among other things, an insurer’s overall financial condition and profitability under statutory accounting practices, which, as discussed above, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP.

In 2006, the Insurance Company paid $20 million in stockholder dividends to the Corporation.  However, there can be no assurance that this will continue to be the case in subsequent years.  Accordingly, Management of the Company cannot provide assurance that the Insurance Company will have adequate statutory earnings to support payment of dividends to the Company in an amount sufficient to fund the Company’s cash requirements, including the payment of dividends, or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.

Investment Reserves

Asset Valuation Reserve – Statutory accounting practices require a life insurance company to maintain an Asset Valuation Reserve (“AVR”) to absorb realized and unrealized capital gains and losses on a portion of an insurer’s fixed income securities and equity securities.

The AVR is required to stabilize statutory surplus from fluctuations in the market value of bonds, stocks, mortgages, real estate, and other long-term investments.  The maximum AVR is calculated based on the application of various factors that are applied to the assets in the insurer’s portfolio.  The AVR generally captures credit-related realized and unrealized capital gains and losses on such assets.  Each year the amount of an insurer’s AVR will fluctuate as the investment portfolio changes and capital gains and losses are absorbed by the reserve.  To adjust for such changes over time, contributions must be made to the AVR in an aggregate amount equal to 20% of the difference between the maximum AVR as calculated and the actual AVR.  These contributions may result in a slower rate of growth in or a reduction of the Insurance Company’s surplus.  The extent of the impact of the AVR on the Insurance Company’s surplus depends in part on the future composition of the Insurance Company’s investment portfolio.

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

NAIC-IRIS Ratios

The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies 12 industry ratios and specifies “normal ranges” for each ratio.  The IRIS ratios were designed to advise state insurance regulators of significant changes in an insurance company’s product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations.  These changes need not result from any problems with an insurance company, but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC.  When an insurance company has four or more ratios falling outside “normal ranges,” state regulators may, but are not obligated to, inquire of the company regarding the nature of the company’s business to determine the reasons for the ratios being outside the “normal range.”  No regulatory significance results from being out of the normal range on fewer than four of the ratios.  For the year ended December 31, 2006, one ratio, “Change in Reserve Ratio – Life” fell outside the normal range.  This was primarily attributable to a significant increase in surrenders and death claims on the Single Premium Whole Life product in 2006 when compared to 2005, which, in turn, accounted for a lower reserve increase of approximately $4.9 million in 2006 when compared to 2005.

Risk-Based Capital

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2006, the Insurance Company’s Company Action Level was $89.9 million and the Mandatory Control Level was $31.5 million. The Insurance Company’s adjusted capital at December 31, 2006 and 2005 was $380.3 million and $338.3 million, respectively, which exceeds all four action levels.

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

The amount of these assessments against the Insurance Company in 2006 and prior years have not been material.  However, the amount and timing of any future assessment against the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Corporation and the Insurance Company.  As such, no reasonable estimate of such assessments can be made.

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

Enterprise Risk Management

The Company is adopting Enterprise Risk Management (“ERM”) as a methodology for managing risks.  The Company has engaged Tillinghast, a business of Towers Perrin, to assist in the process of implementing ERM.  Management is currently developing an Economic Capital framework as a key metric to support decision making at all levels across the firm.  In addition, management is developing a roadmap in order to improve its identification of key risks to strategic objectives, clarify governance structure, and identify potential gaps that may exist in current risk management.  By creating clear limits in a more structured framework, optimizing investment decision-making and identifying major risks, management believes that ERM will play a fundamental role in the Company’s efforts to create and preserve shareholder value.

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

The Corporation attempts to reduce the impact of changes in interest rates on the profitability and financial condition of its fixed annuity operations through the rebalancing of its portfolio and payor swaption investments (see Item 7, asset/liability management).  There can be no guarantee that its strategies will be successful.  During a period of rising interest rates, annuity contract surrenders and withdrawals may increase as customers seek to achieve higher returns.  Despite its efforts to reduce the impact of rising interest rates, the Company may be required to sell assets to raise the cash necessary to respond to such surrenders and withdrawals, thereby realizing capital losses on the assets sold.  An increase in policy surrenders and withdrawals may also require the Company to accelerate amortization of policy acquisition costs relating to these contracts, which would further reduce its net income.

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

▪

Investment in limited partnerships:

As of December 31, 2006, approximately $268 million (6.0%) of the Company’s investment portfolio consisted of interests in over sixty limited partnerships, which are engaged in a variety of investment strategies, including real estate, debt restructurings, international opportunities and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Insurance Company to take quarterly distributions of partnership earnings.

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

▪

Regulatory, accounting or tax changes that may affect the cost of, or demand for, our products or services:

The Company's insurance business is subject to comprehensive regulation and supervision throughout the United States by both state and federal regulators.  The primary purpose of state regulation of the insurance business is to protect contract owners, and not necessarily to protect other constituencies of the Insurance Company, such as creditors or shareholders. State insurance regulators, state attorneys general, the National Association of Insurance Commissioners, the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers (“NASD”) continually reexamine existing laws and regulations and may impose changes in the future. Changes in federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation, and federal taxation could lessen the advantages of certain of the Company's products as compared to competing products, or possibly result in the surrender of some existing contracts and policies or reduced sales of new products and, therefore, could reduce the Company's profitability.

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

▪

Downgrades in our claims paying ability, financial strength or credit ratings:

Ratings are important factors in establishing the competitive position of insurance companies. A downgrade, or the potential for such a downgrade, of any of the ratings for the Company could, among other things:

▪

Materially increase the number of annuity contract surrenders and withdrawals;

▪

Result in the termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of the Company's products and services; and

▪

Reduce new sales of annuity contracts or increase the minimum interest rate the Company may be required to pay under new annuity contracts.

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

▪

Reliance on General Agents:

The independent General Agent system is the Insurance Company’s primary product distribution system.  The Insurance Company utilizes many General Agents to distribute its products and therefore, is not dependent on any one General Agent or agent for a substantial amount of its business.  On the other hand, independent General Agents and agents are not captive to the Company.  Management believes that interest crediting rates, General Agent product commission levels, annuity and life product features, company support services and perceived company financial stability help determine our competitive nature at any given point in time and influence General Agents and their agents to distribute our products.  The Insurance Company’s top ten General Agents, as measured by combined 2006 annuity and life premiums, accounted for approximately 29% of the Insurance Company’s sales in 2006.  No single General Agent accounted for more than 5.9% and no single agent accounted for more than 3.1% of total sales.  Management believes no single distribution source loss will have a material adverse impact on the Insurance Company.  However, the simultaneous loss of several distribution sources would diminish our product distribution and reduce sales unless these sources are timely replaced.  To guard against this contingency, the Insurance Company continuously recruits new independent General Agents.

▪

A failure in our operational systems or infrastructure could impair our liquidity, disrupt our businesses, damage our reputation and cause losses:

Shortcomings or failures in our internal processes, people or systems could lead to impairment of our liquidity, financial loss, disruption of our businesses, liability to clients, regulatory intervention or reputational damage. For example, our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions. The transactions we process have become increasingly complex and often must adhere to client-specific guidelines, as well as legal and regulatory standards. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions. Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses or the community in which we are located. This may include a disruption involving electrical, communications, transportation or other services.

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

▪

Our businesses may be adversely affected if we are unable to hire and retain qualified employees:

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Competition in the financial services industry for qualified employees is intense. In addition, competition with businesses outside the financial services industry for the most highly skilled individuals has been intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees; an inability to do so may impact our ability to take advantage of business opportunities or remediate inefficiencies.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

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

ITEM 3.

LEGAL PROCEEDINGS

From time to time, the Corporation is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 14, 2007, the Corporation is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Corporation’s financial condition or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the May 17, 2006 Annual Meeting of Shareholders, the Corporation submitted to its shareholders for approval the Corporation’s 2006 Stock Incentive Plan.  The Plan was approved.  Other than the foregoing, no matters were submitted by the Corporation to its shareholders for vote during the fiscal year ended December 31, 2006.

Part II

ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Corporation’s common stock trades on The NASDAQ Stock Market® under the symbol “PLFE”.  The following table sets forth, for the indicated periods, the high and low bid quotations for the common stock as of the close of business each applicable day, as reported by the National Association of Securities Dealers, Inc., and the per share cash dividends declared on the common stock.

	High	Low	Cash Dividends Declared per Share
Fiscal 2005
First Quarter	$ 16.54	$ 15.02	$ .10
Second Quarter	17.47	14.02	.10
Third Quarter	18.71	17.29	.10
Fourth Quarter	19.69	17.60	.10

Fiscal 2006
First Quarter	$ 25.41	$ 19.63	$ .10
Second Quarter	26.09	22.57	.10
Third Quarter	24.45	22.37	.10
Fourth Quarter	24.12	21.59	.10

Fiscal 2007
First Quarter
(through March 13, 2006)	$ 22.14	$ 19.02	$ .125

The Corporation has paid regular cash dividends since 1980.  During the first quarter of 2007, the Corporation declared a quarterly cash dividend of $.125 per share payable April 2, 2007.  The Corporation expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and the financial condition of the Insurance Company.  Any determination to pay dividends is at the discretion of the Corporation’s Board of Directors and is subject to regulatory and contractual restrictions as described in “Part I – Business – Insurance Regulation” and Part II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  On March 13, 2007, there were approximately 586 holders of record of the Corporation’s common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Selected consolidated financial data for the Corporation are presented below for each of the five years in the period ended December 31, 2006.  This data should be read in conjunction with the Corporation’s Consolidated Financial Statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Statement Data:
Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Total Revenue	$ 358,826	$ 458,581	$ 396,259	$ 354,919	$ 214,790
Benefits	242,218	255,743	254,022	258,148	276,769
Interest Expense on Notes Payable	10,432	9,636	9,805	9,643	10,633
Expenses, excluding interest	36,013	44,990	32,411	26,891	17,533
Total Benefits and Expenses	288,663	310,369	296,238	294,682	304,935
Provision (benefit) for Income Taxes	20,450	56,623	34,056	21,958	(26,788)
Net Income (loss)	$ 49,713	$ 91,589	$ 65,965	$ 38,279	$ (63,357)
Income per Share, diluted	$ 1.67	$ 3.11	$ 2.25	$ 1.31	$ (2.16)
Dividends per Share	$ .40	$ .40	$ .40	$ .40	$ .40
Balance Sheet Data:
At December 31,
	2006	2005	2004	2003	2002
(in thousands)
Assets	$4,619,372	$4,895,559	$4,817,356	$4,509,783	$4,474,438
Total Capitalization
Notes Payable	150,000	150,000	150,000	150,000	150,000
Shareholders’ Equity	639,587	626,496	595,734	476,259	400,944
Total	$ 789,587	$ 776,496	$ 745,734	$ 626,259	$ 550,944
Book Value Per Share	$ 21.70	$ 21.29	$ 20.29	$ 16.24	$ 13.67
Net Investment Return on Assets	7.06%	7.45%	7.78%	7.38%	7.85%

In 2002, the general economic recession caused a severe deterioration in many investment grade companies.  While some actually went bankrupt, many others lost their investment grade debt ratings with resulting market declines.  The Insurance Company’s investment portfolio realized losses from sales and from recognition of other than temporary impairment charges, with the result that net losses were encountered in 2002.  A corollary impact of these was that capital ratios were adversely affected in that year.  In 2003 and 2004, recoveries in the market values were experienced, which resulted in the Corporation achieving record high levels of capital and improved capital ratios.  In 2005 and 2006, the Company rebalanced a portion of its fixed income portfolio (See, Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources, “Asset/Liability Management.”)  The portfolio rebalancing resulted in a decreased yield on investments, as longer-term assets were sold with the proceeds being reinvested in shorter-term assets with a lower yield.  The sale of the long-term investments also resulted in approximately $75 million of realized capital gains in 2005.  In 2006, the lower yields from portfolio rebalancing contributed to decreased income from investments.  This, along with a loss on the payor swaptions, (reflected in realized capital gains) and decreased investment income from the partnerships resulted in lower revenues and a lower investment return on assets in 2006.

As described under “Ratings” and “Regulation,” the Corporation’s business is substantially affected by capital ratios and their impact on its ratings.  Consequently, the Insurance Company’s management established a policy of reducing the level of sales increases until capital and surplus ratios are further improved.  Sales are also being made with a greater selectivity based on increased profit level requirements for new business.  The Insurance Company has determined that the level of competition in the sale of traditional and universal life insurance products has made it very difficult for smaller insurance companies, such as the Insurance Company, to participate in this business in a profitable way.  Accordingly, the Insurance Company has determined that, under the current market conditions, it will not participate in the sale of traditional and universal life policies.

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

Unless specifically stated otherwise, all references to 2006, 2005 and 2004 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

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

Executive Overview

Results

The Corporation’s earnings per share were $1.69 for 2006, as compared to $3.12 in 2005 and $2.25 in 2004.  Results in 2006 reflect decreases in both investment income and net realized investment gains from the prior years.  Our total revenues in 2006 were $359 million, compared to $459 million in 2005 and $396 million in 2004.  The Corporation’s decreases in earning and revenues in 2006 resulted primarily from decreases in net investment income and realized capital gains.  In 2006, the lower yields from the portfolio rebalancing (See, Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources, “Asset/Liability Management.”), a loss on the payor swaptions (reflected in the realized capital gains), and decreased investment income from the Corporation’s partnership investments all contributed to lower revenues in 2006.

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

4.

Interest Rate Risk:  The Insurance Company’s principal products are deferred annuities, which are interest rate sensitive instruments.  In an interest rate environment of falling or stable rates the Insurance Company’s annuity holders are less likely to seek to surrender their annuities prior to maturity to seek alternative, higher-yielding investments.  However, in an environment of moderately or significantly increasing rates, such surrenders should be expected to increase.  As of December 31, 2006, the existence of surrender fees on approximately 53% of the Insurance Company’s outstanding deferred annuities acts as a deterrent against surrenders.   However, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Moreover, the surrender fees are only in effect for up to the first 7 years of each annuity policy and, therefore, disappear over time (see table below).  In the event of a substantial increase in surrenders during a short period of time, the Insurance Company may have to sell off longer-term assets to pay current surrender liabilities.  The Insurance Company continually develops strategies to address the match between the timing of its assets and liabilities.  To that end, during 2005 and 2006, especially in light of the substantial number of policies coming off surrender charges in those years and in 2007, the Insurance Company reduced the amount of assets invested in longer-term investments by approximately $1,239 million and reinvested in short and intermediate return investments at reduced yields.  These reduced yields were partially offset by the gains recognized by the Insurance Company from the sale of the longer-term assets.  To protect against a substantial sudden increase in rates (300 basis points), the Company has entered into a series of payor swaption investments.  Under these investments, the Company obtained the right to enter into interest rate swap agreements with counterparties under which the Company’s interest rate obligations are fixed and the counterparties’ obligations are variable, thus protecting the Company from sudden rate increases. (See, Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources, “Asset /Liability Management.”)

Account Value with Surrender Charges Expiring

Year Expiring	Account Value (in millions)	Percent of Account Value Expiring
2007	$ 560.1	41.5%
2008	191.9	14.2
2009	154.7	11.4
2010	91.1	6.8
2011	130.7	9.7
2012 and later	221.0	16.4

Total	$ 1,349.5	100.0%

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

Persistency is the rate at which insurance policies remain in force, expressed as a percentage of the number of policies remaining in force over the previous year. Policyholders can either surrender policies or cause their policies to lapse by failing to pay premiums.

	2006	2005	2004	2003	2002
Ratio of annualized voluntary terminations (surrenders and lapses) to mean life insurance in force	7.6%	7.0%	8.2%	8.5%	8.6%

The assumed rate of return on invested cash and desired spreads during the period that insurance policies or annuity contracts are in force also affects pricing of products and currently includes an assumption by the Insurance Company of a specified rate of return and/or spread on its investments for each year that such insurance or annuity product is in force.

Investment Results

The following table summarizes the Insurance Company's investment results for the periods indicated, as determined in accordance with GAAP.

Year Ended December 31,
	2006	2005	2004	2003	2002
(in thousands)
Cash and total invested Assets <F1>	$ 4,589,132	$ 4,678,264	$ 4,640,865	$ 4,280,184	$ 3,891,429
Net investment income <F2>	$ 316,415	$ 339,711	$ 339,442	$ 299,007	$ 277,611
Effective yield <F3>	7.06%	7.45%	7.78%	7.38%	7.85%
Net realized investment Gains (Losses) <F4>	$ (3,607)	$ 75,010	$ 15,278	$ 10,328	$ (146,743)

<F1>

Average of cash and aggregate invested amounts at the beginning and end of period.

<F2>

Net investment income is net of investment expenses and excludes capital gains and losses and provision for income taxes.

<F3>

Net investment income divided by average cash and total invested assets (including accrued investment income) minus net investment income.

<F4>

Net realized investment gains (losses) include provisions for impairment in value that are considered other than temporary and exclude provisions for income taxes.

The reduction in the net investment income ratios from 2002 to 2003 was attributable to the low interest rate environment and overall economic conditions, which led to defaults or write-downs within the Company’s investment portfolio.  A general improvement in market conditions and an increase in net investment income were the primary factors in the 2003 to 2004 increase, while the rebalancing of the portfolio into lower yield, short-term investments and the need for cash to fund annuity surrenders, caused a decrease in the net investment income ratio in 2005 and 2006.  (See, Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources, “Asset /Liability Management.”)  The sale of long-term investments to support the portfolio rebalancing also resulted in approximately $75 million of realized capital gains in 2005.  In 2006, a loss of $14.1 million on the payor swaptions (reflected in the realized capital gains/(losses)), and the absence of the capital gains from portfolio rebalancing realized in 2005, resulted in a difference between a net realized investment gain of $75 million in 2005 and a net realized investment loss of $3.6 million in 2006.

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

The Insurance Company's investment philosophy generally focuses on purchasing investment grade securities with the intention of holding such securities to maturity.  However, as market opportunities liquidity, or regulatory considerations may dictate, securities may be sold prior to maturity.  The Insurance Company has categorized all fixed maturity securities as available for sale and carries such investments at market value.

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

The Insurance Company¢s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. Management evaluates whether other than temporary impairments have occurred on a case-by-case basis.  Inherent in management¢s evaluation of each security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Insurance Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.  The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Insurance Company deems to be comparable and assumptions deemed appropriate given the circumstances.  There can be no assurance that the assumptions relied upon by the Insurance Company will yield accurate assessments of the fair value of these investments.  As such, the Insurance Company reassesses its assumptions regularly.

As of December 31, 2006, 18.9% of the Company’s invested assets (approximately $839.5 million) consisted of investment grade short-term commercial paper.  These investments typically had credit ratings of A1/P1 or higher (but in no event lower than A2/P2) and durations of 30 days or less (but in no event longer than 60 days).  The Company accumulated this volume of short term paper largely by investing the proceeds from the sale during the fourth quarter of 2006 of approximately $460 million of long term duration assets in furtherance of the Company’s continuing asset/liability matching efforts (See Liquidity and Capital Resources, Asset/Liability Management below), as well as approximately $90 million in proceeds from redemptions of the Company’s trust preferred securities during the same period.  Subsequent to December 31, 2006, the Company has reinvested a substantial portion of this short-term commercial paper into investment grade corporate bonds with a weighted average maturity of approximately 2.5 years.

As of December 31, 2006, approximately 7.1% of the Insurance Company's total invested assets were invested in limited partnerships and equity securities.  Investments in limited partnerships are included in the Corporation's consolidated balance sheet under the heading “Other long-term investments.”  See “Note 2 to the Notes to Consolidated Financial Statements.”  The Insurance Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $111.6 million of additional capital to certain of these limited partnerships.  $12.9 million in commitments will expire in 2007, $13.3 million in 2008, $4.6 in 2009, $13.9 in 2010 and $66.9 in 2011.  The Insurance Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Insurance Company to take quarterly distributions of partnership earnings.  There can be no assurance that the Insurance Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically.  Further, there can be no assurance that the Insurance Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Insurance Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Corporation's financial condition and results of operations.

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

Unrealized Losses

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 37,588	$ 886	$ 179,604	$ 4,443	$ 217,192	$ 5,329
Corporate Bonds	164,019	2,539	883,520	39,588	1,047,539	42,127
Preferred Stocks	19,813	382	23,077	365	42,890	747
Subtotal Fixed Maturities	221,420	3,807	1,086,201	44,396	1,307,621	48,203
Common Stock	4,652	555	-	-	4,652	555

Total	$ 226,072	$ 4,362	$ 1,086,201	$ 44,396	$ 1,312,273	$ 48,758

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2006.

	Gross Unrealized Losses	% Of Total
	(in thousands)
Less than twelve months	$3,807	7.90
Twelve months or more	44,396	92.10

Total	$48,203	100.00

At December 31, 2006, the Company owned 398 securities with a net realized loss position.

U.S. Treasury Obligations and Direct Obligations of U.S. Agencies: The unrealized loss on U.S. Treasuries and U.S. Agencies, totaling $5.329 million or 2.45% of cost at December 31, 2006, reflects a loss of market value of these fixed rate investments due to an overall increase in interest rates since the original purchase date. Because the Company has the ability and intent to hold these securities until maturity and due to the fact that these securities generally carry Aaa ratings by Moody’s and AAA by Standard and Poor’s, the Company does not consider these securities to be other than temporarily impaired.

Corporate Bonds: The predominant investment category for the Company’s investments is the Corporate Bond category, which totaled approximately $2.02 billion at December 31, 2006.  The $48.76 million of total unrealized losses in this category reflect the combination of a general rise in interest rates subsequent to the purchase of these bonds and a widening of credit spreads in specific credits.  The 2005 10-K discussed credit losses in Ford Motor Credit and Knight-Ridder, Inc.  Both credits experienced a subsequent improvement in value in 2006, with the Ford Motor Credit loss declining from $2.9 million at December 31, 2005 to a loss of $549,000 at December 31, 2006.  With respect to Knight-Ridder, which was purchased by McClatchy Company, an investment-grade credit, the Company experienced a decline in its unrealized loss from $1.0 million at December 31, 2005 to $615,000 in 2006.

During 2006, three additional credits experienced declines in total market value where the aggregate unrealized losses exceeded both 10% of book value and $500,000.  The Insurance Company holds $5,242,707 book value of Pioneer Natural Resources Senior Notes, which had an unrealized loss of $877,186.  Due to a lagging stock price, Pioneer Natural executed a stock buy-back that triggered a downgrade in its credit ratings to Ba1 by Moody’s, BB+ by Standard and Poors, and BB+ by Fitch.  The Insurance Company has a book value of $5,031,077 in Clear Channel Communications Senior Notes, which had an unrealized loss of $813,676 at December 31, 2006.  Clear Channel became the target of a leveraged buy-out transaction, which is expected to close in the first half of 2007.  The Insurance Company owns $3,759,965 book value of Masco Corporate Notes, which had an unrealized loss of $609,375 at December 31, 2006.  The Masco Notes experienced a decline in market value due to an overall decline in the housing and home improvement markets.  Masco continues to carry investment-grade ratings (Baa1, BBB+ and BBB+) at all 3 rating agencies.  The Company is closely monitoring the financial situation of each credit but believes that these investments are not other than temporarily impaired as of December 31, 2006.  The Company believes that it has the ability and intent to hold each of these positions to maturity.

Preferred Stocks: The Insurance Company had approximately $747,000 of unrealized losses on its preferred stock portfolio. The aggregate holdings consist primarily of banks, financial companies, electric utilities and REIT’s (real estate investment trusts). Most of the changes in market value reflect overall increases in interest rates; this condition should result in a not other than temporary impairment in value. None of the individual losses exceed $ 500,000 and 10% of book value.

Common Stocks: The Company had $555,000 of unrealized losses at December 31, 2006, none of which individually exceeded $500,000 and 10% of book value. Most of these equities have readily available markets, trading on national stock exchanges, including the New York Stock Exchange and NASDAQ.

Principal Protected Notes

Between 1997 and 1999, the Insurance Company made a series of investments in instruments known as principal protected notes.  These Notes, marketed by investment companies, consisted of an investment in a trust unit or corporate note.  The trusts contained two assets, a variable rate income note issued by a collateralized debt obligation structure and a AAA rated zero coupon security, primarily U.S. Treasury Strips, with maturity dates no later than the variable rate income note and a face value equal to the principal amount of the investment in the principal protected note.  The U.S. Treasury Strip was designed to defease the principal amount of the investment, while the variable rate income note provided periodic distributions of cash flow when sufficient cash flow was generated by the collateralized debt obligation structure.  In accordance with applicable accounting rules, the Company consolidates the issuers of these notes.  As a result, the assets underlying the notes (the variable rate income note and the AAA-rated zero coupon securities) are accounted for separately within the Insurance Company’s investment portfolio.  Substantially all of the variable rate income notes were sold in 2005.  The zero coupon securities are recorded at cost and annual accretions are recorded as investment income.  Investment income in 2006 from such accretions amounted to approximately $12.6 million.

Statutory Information

The Insurance Company prepares its statutory financial statements in accordance with accounting practices prescribed by the New York State Insurance Department.  Prescribed SAP include state laws, regulations and general administrative rules, as well as a variety of publications from the NAIC.  Accounting principles used to prepare statutory financial statements differ from financial statements prepared on the basis of GAAP.  (See Item 1, Business, Insurance Regulation, Statutory Reporting Practices)

A reconciliation of the Insurance Company’s net income (loss) as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2006, 2005 and 2004, is set forth in the following table:

(in thousands)	2006	2005	2004
Statutory net income (loss)	$74,976	$103,569	$36,309

Reconciling items:
Deferred policy acquisition costs	(9,020)	(20,040)	(4,461)
Investment income difference	(9,033)	3,267	-
GAAP Deferred taxes	(197)	(40,614)	(7,317)
Policy liabilities and accruals	15,449	3,942	40,263
IMR amortization	(2,938)	(1,736)	(6,751)
IMR capital gains	494	48,171	5,998
Payor Swaptions	(15,307)	(435)	-
Federal income taxes	(3,831)	2,916	(354)
Other	287	39	158
Non-insurance company’s net income	(1,167)	(7,490)	2,120

GAAP net income	$49,713	$91,589	$65,965

A reconciliation of the Insurance Company’s shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31 is set forth in the following table:

(in thousands)	2006	2005
Statutory shareholders’ equity	$330,104	$292,944

Reconciling items:
Asset valuation and interest maintenance reserves	117,095	116,321
Investment valuation differences	123,694	180,252
Deferred policy acquisition costs	81,069	80,394
Policy liabilities and accruals	128,090	83,882
Difference between statutory and GAAP deferred taxes	(114,415)	(91,073)
Other	(2,618)	643
Non-insurance company’s shareholders’ equity	(23,432)	(36,867)

GAAP shareholders’ equity	$639,587	$626,496

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

 In January 2005, A.M. Best Company affirmed the Insurance Company’s rating at “B+” (Very Good).  Publications of A.M. Best indicate that the “B+” rating is assigned to those companies that, in A.M. Best's opinion, have achieved a very good overall performance when compared to the norms of the insurance industry and that generally have demonstrated a good ability to meet their respective policyholder and other contractual obligations over a long period of time.  The B+ rating is within A.M Best’s “Secure” classification, along with A++, A+, A, A-, and B++ ratings.

In February 2006, A.M. Best Company reaffirmed the Insurance Company’s rating at “B+” (Very Good) with a stable outlook.  In 2007, A.M. Best Company changed the Financial Strength Rating Descriptor for B+ and B++ ratings on insurance companies from “Very Good” to “Good”.  The change was made to make the Rating Descriptor consistent with the existing Rating definition and did not, in any way, represent a change in A.M. Best’s opinion of the Company.

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

In June 2005, Moody's Investor Services (“Moody's”) affirmed the Insurance Company's insurance financial strength at Ba2 (“Questionable financial security”) with a stable outlook, and it’s rating on the Corporation’s Senior Notes at B2 (“Poor financial security”), with a stable outlook.  In June 2005, Standard & Poor's Corporation (“Standard & Poor's”) lowered the Insurance Company's insurance financial strength rating from a BB+, which is defined as “less vulnerable in the near-term but faces major ongoing uncertainties to adverse business, financial and economic conditions,” to a BB- which is defined as “a vulnerability to the broad array of risks that are embedded in its investment and operational profile.”  In June 2005, Standard & Poors lowered the credit rating of the Senior Notes from a B+ (more vulnerable to adverse business, financial and economic conditions but currently has the capacity to meet financial requirements) to a B- (weak financial security, adverse business conditions will likely impair its ability to meet financial commitments), but raised the Credit Watch rating from negative to stable.

The downgrades from Moody’s and Standard and Poors did not have a material impact on the financial statements of the Corporation for 2006.

Results of Operations

Comparison of Fiscal Year 2006 to Fiscal Year 2005 and Fiscal Year 2005 to Fiscal Year 2004.

Operating Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $41.4 million in 2006 from approximately $39.1 million in 2005, an increase of approximately 5.9% and decreased from approximately $40.4 million in 2004 to $39.1 million in 2005, a decrease of approximately 3.3%.  Life insurance premiums were $13.8 million, $11.8 million and $12.1 million in 2006, 2005 and 2004 respectively.  Annuity considerations increased to approximately $27.6 million in 2006 from approximately $27.4 million in 2005, an increase of approximately $0.2 million, and decreased from approximately $28.4 million in 2004 to $27.4 million in 2005, a decrease of approximately $1.0 million.  These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $163.6 million, $139.7 million and $234.5 million in 2006, 2005 and 2004, respectively.  The decrease from 2004 to 2005 was primarily attributable to management’s decision to reduce sales in order to conserve capital and improve the company’s capital and surplus ratios.

Policy Fee Income

Universal life and investment type policy fee income remained stable at approximately $2.9 million in fiscal years 2006, 2005 and 2004.  Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

Net Investment Income

Net investment income totaled $316.4 million in 2006, as compared to $339.7 million in 2005 and $339.4 million in 2004.  This represents a 6.9% decrease comparing 2006 to 2005 and a .08% increase comparing 2005 to 2004.  The decrease from 2005 to 2006 was largely attributable to a decrease in investment income from the Insurance Company’s limited partnership investments.  Income from these investments amounted to approximately $47.0 million, $63.5 million and $57.5 million in 2006, 2005 and 2004, respectively.  In 2005, increases in income from limited partnerships and short-term investments were largely offset by a decrease in income from bonds from $272.7 million in 2004 to $263.8 million in 2005.  In 2006, income from both the limited partnerships and fixed maturities decreased.  The decrease in the limited partnership income from 2005 to 2006 of $16.5 million was largely attributable to the inherent volatility of such investments. The decrease in income from fixed maturities from 2004 to 2005 and 2006 was largely the result of the portfolio rebalancing activities in 2005 and 2006, which resulted in the sale of higher yielding long-term investments and the reinvestment into lower yielding short-term investments.  (See Item 7, Management’s Discussion and Analysis, Asset/Liability Management).  In addition, the Company increased the portion of its portfolio invested in short-term assets in the latter part of 2006 to enhance liquidity.   The Insurance Company's ratios of net investment income to average cash and invested assets less net investment income for the years ended December 31, 2006, 2005 and 2004 were approximately 7.06%, 7.45% and 7.78%, respectively.  Without taking into account the Corporation’s returns on its limited partnership investments in those years, the respective ratios would have been 6.37%, 6.43% and 6.92% for the years ended December 31, 2006, 2005 and 2004.   For additional information, please refer to “Note 2 of the Notes to Consolidated Financial Statements.”

Net Realized Investment Gains and Losses

Net realized investment gains/(losses) (pre-tax) amounted to $(3.6 million) in fiscal 2006, as compared to $75.0 million in fiscal 2005 and $15.3 million in fiscal 2004.  The decrease in 2006 was primarily attributable to recorded losses on the Insurance Company’s investment in Payor Swaptions.  Due to accounting rules governing these investments, fluctuations in market value of these investments are realized in the income statement, even if the investments, as here, continued to be held by the Company.  The values of the payor swaptions were $9.8 million and $19.0 million for year-end 2006 and 2005, respectively.  The increase in investment gains from 2004 to 2005 was largely attributable to gains from the portfolio rebalancing activities in 2005.  Net realized investment gains for years ended December 31, 2006, 2005 and 2004 include realized investment losses of approximately $4.5 million, $10.3 million, and $4.6 million, respectively, attributable to writedowns of certain securities contained in the Insurance Company's investment portfolio that were deemed by management to be other than temporarily impaired.  For a discussion of the procedure by which such determinations were made, see “Investments” above.  Realized investment gains (losses) also resulted from sales of certain equities and convertible securities and calls and sales of fixed maturity investments in the Company’s investment portfolio.

Total Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid to policyholders amounted to $242.2 million in fiscal 2006 as compared to $255.7 million in fiscal 2005 and $254.0 million in fiscal 2004.  These represent a decrease of 5.3% comparing fiscal 2006 to fiscal 2005 and a 0.7% increase comparing fiscal 2005 to fiscal 2004.  These amounts are consistent with the Company’s historic expense levels.

The Insurance Company’s average credited rate for reserves and account balances for the years ended December 31, 2006, 2005 and 2004 was less than the Company’s ratio of net investment income to mean assets (based on book value) for the same period as noted above under “Net Investment Income”. Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to book value mean assets  (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will broaden the Spread.  The actual spread, excluding capital gains, for the for the 12 months ended December 31, 2006, 2005 and 2004 was 2.01%, 2.33% and 2.49%, respectively.  The decrease was primarily due to a reduction in the earned rate, partially offset by a decrease in the crediting rate.

Interest Expense on Notes Payable

The interest expense on the Corporation's notes payable amounted to approximately $10.4 million in 2006, approximately $9.6 million in 2005 and approximately $9.8 million in 2004.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled $27.0 million in 2006 as compared to $25.0 million in 2005 and $28.0 million in 2004.  This represents an increase of 8.2% comparing 2006 to 2005 and a decrease of 8.9% comparing fiscal 2005 to fiscal 2004. The increase in 2006 was primarily due to increased conservation expenses relating to fees paid to agents in an effort to keep policies in-force.  The decreases in both 2005 and 2004 were principally attributable to lower costs associated with lower commissions and selling expenses incurred associated with the lower level of sales of single premium annuities.

Change in Deferred Policy Acquisition Costs

The change in the net DAC for 2006 resulted in a charge of approximately $9.0 million, as compared to a charge of approximately $20.0 million and a charge of approximately $4.5 million for 2005 and 2004, respectively.  Changes in DAC consist of three elements:  deferred costs associated with product sales, amortization of the DAC on deferred annuity business and amortization of the DAC on the remainder of the Company’s business.  Deferred costs consisted of credits of $12.1 million, $8.4 million and $11.4 million for 2006, 2005 and 2004 respectively.  Amortization of the DAC on deferred annuity business consisted of charges of $15.9 million, $23.2 million and $11.0 million in 2006, 2005 and 2004 respectively.  Amortization of the DAC on the remainder of the Company’s business consisted of charges of $5.2 million in both 2006 and 2005 and $4.9 million in 2004.

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

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $70.2 million in 2006, as compared to approximately $148.2 million in 2005 and approximately $100.0 million in 2004.

Income Taxes

Income tax expense was approximately $20.5 million in 2006, as compared to an expense of approximately $56.6 million in 2005 and approximately $34.1 million in 2004.  The decrease in income taxes in fiscal 2006 was primarily attributable to a net realized investment loss in 2006.  The increase from 2004 to 2005 was primarily attributable to a substantial increase in net investment gains in 2005.

Net Income

For the reasons discussed above, the Corporation had net income of approximately $49.7 million in 2006, as compared to $91.6 million in 2005 and $66.0 million in 2004.

Liquidity and Capital Resources

The Corporation is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Corporation’s principal sources of cash are sales of and interest on the Corporation’s investments and rent from its real estate.  During 2006, the Corporation’s Board of Directors maintained the quarterly dividend rate of $.10 per share.  The quarterly dividend was increased to $.125 per share in 2007.  During 2006 and 2005, the Corporation did not repurchase any of its common stock, although at December 31, 2006, the Corporation was authorized to purchase approximately 385,000 shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Corporation without obtaining prior regulatory approval.  Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Corporation as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses). The Insurance Company will only be permitted to pay a stockholder dividend to the Corporation in excess of that amount if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. The Insurance Company paid no dividends to the Corporation in fiscal 2005 or 2004.  In 2006, the Insurance Company paid a $20 million dividend to the Corporation.  On a going forward basis, there can be no assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Corporation in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.

The Corporation was able to meet all its liquidity needs in 2006, including the payment of dividends, and anticipates being able to meet those needs in 2007 and the foreseeable future.

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

Net cash provided by the Corporation’s operating activities was approximately $77.4 million, $45.4 million and $41.8 million in 2006, 2005 and 2004, respectively.  Net cash provided by/(used in) in the Corporation's investing activities (principally reflecting investments purchased, called, redeemed or sold) was approximately $236.6 million, $(60.8) million and $(183.2) million in 2006, 2005 and 2004, respectively.

For purposes of the Corporation's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Insurance Company's annuity and universal life insurance products.  The payment of dividends by the Corporation to its stockholders is also considered to be a financing activity.  Net cash (used in)/provided by the Insurance Company's financing activities amounted to approximately $(300.8) million, $15.8 million and $134.8 million in 2006, 2005 and 2004, respectively.  These fluctuations primarily are attributable to changes in policyholder account balances as a result of surrenders, sales and interest earned by the policyholders.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Corporation. In the event the Corporation violates such covenants, we may be obligated to offer to repurchase the entire outstanding principal amount of such notes.  As of December 31, 2006, we believe that we are in compliance with all of the covenants.

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

In order to maintain consistency in our portfolio, our deferred annuity products incorporate surrender charges to discourage surrenders or withdrawals.  Annuitants may not terminate or withdraw funds from their annuity contracts for a significant initial period (generally seven years) without incurring penalties in the form of surrender charges.  These surrender charges generally range from 1% to 7% of the investment. Approximately 46.9%, 33.5% and 25.4% of the Insurance Company's deferred annuity contracts in force (measured by reserves) as of December 31, 2006, 2005, and 2004 were surrenderable without charge.

The market value of our fixed maturity portfolio changes as interest rates change.  In general, rate decreases cause asset prices to rise, while rate increases cause asset prices to fall.  Based on market values and prevailing interest rates as of December 31, 2006, a hypothetical instantaneous increase in interest rates of 100 basis points would produce a loss in fair value of our fixed maturity assets of approximately $192.7 million.

Asset/Liability Management

A persistent concern of the Insurance Company’s management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  In the past, the Insurance Company had permitted the duration gap between its assets and liabilities to rise during a period in which it expected relatively stable interest rates and, most importantly, in which its liabilities were largely protected by significant annuity surrender charges.  This strategy benefited the Company by allowing it to realize enhanced yield from longer duration assets.  At the end of 2004, the Insurance Company determined that the prospect of rising rates and declining surrender charges necessitated a reduction in the duration mismatch, as well as increased management of extension risk in its investment portfolio.  The Company developed a two-step asset liability management strategy.  The first step involved a duration reduction strategy, which involved the sale of certain longer duration assets that were purchased at prices below current market prices and reinvestment in shorter duration assets.  Since December 31, 2004, the Company has completed in excess of $1,238.9 million of asset repositioning.

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

In July 2005, Presidential Life entered into a series of Payor Swaption investments designed to protect the Company against an instantaneous rise in interest rates of 300 basis points, as required by the New York State Insurance Department (Regulation 126).  Six contracts against the 10-year swap rate were executed with one dealer and three banks at a total cost of $19,430,625. During the 3rd quarter of 2006 (July 11, 2006), Presidential sold the expiring 2006 Payor Swaption for $5,930,000, realizing a capital gain of $3,186,000. The proceeds were reinvested into a new Payor Swaption with a notional value of $325,000,000 (increased from the $200,000,000 notional value for the expiring Payor Swaption) that expires on July 13, 2009, for a total cash consideration of $6,170,000.

The Company has established ISDA Credit Support Agreements with the four counterparties. Three of the counterparties have ratings equal to or higher than Aa3/AA- by Moody's and S&P, respectively, and one counterparty carries an A1/A+ rating. These contracts expire in July 2007, July 2008 and July 2009 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of December 31, 2006 was $9,784,118. These investments are classified on the balance sheet as "Derivative Instruments". Under FAS 133, the value of the Payor Swaptions is recognized at "fair value" (market value), with the resulting change in fair value reflected in the statement of income as a realized loss or gain. The change in market value during the calendar year was a loss of $8,973,980.  The Company has determined that the average fair value, based upon weekly market values for the period  (December 31, 2005 to December 31, 2006), was $21,446,150.

The Insurance Company, in consultation with its actuarial consultant, Milliman, Inc, periodically assesses its overall Swaption portfolio to determine if sufficient protection is provided to cover projected realized losses in the event of a liquidation of assets to satisfy annuity surrenders under the aforementioned 300 basis points increase in interest rates.  As part of this process, Presidential may consider purchasing additional Swaptions as well as extending the maturity of its Swaption portfolio by selling the Swaptions maturing in July 2007 and purchasing a July 2010 Swaption to cover future portfolio needs. Future consideration of these transactions or other asset/liability management strategies is dependent upon periodic testing based on updated asset and liability data as of December 31, 2006.

Line of Credit

The short-term notes payable relates to a line of credit issued by The Bank of New York and transferred to JPMorgan Chase Bank in October 2006, in the amount of $50,000,000.  The line of credit provides for interest on borrowings based on the 30, 60 and 90-day LIBOR rate depending on the duration of the Corporation’s periodic renewals.  At December 31, 2006, the Corporation had the full $50,000,000 outstanding. The line of credit renews annually and is up for renewal on July 31, 2007.   If the bank chooses not to renew the line of credit, the Corporation would be forced to pay-down the $50,000,000 in July 2007 or seek alternative financing options.  The Corporation does not believe that there would be a material adverse impact on its liquidity or cash flow position if the line of credit were to be called in July 2007.

Off-Balance Sheet Arrangements

The Corporation has not entered into any off-balance sheet financing arrangements and has made no financial commitments or guarantees with any unconsolidated subsidiary or special purpose entity.  All of the Corporation’s subsidiaries are wholly owned and their results are included in the accompanying consolidated financial statements.

Contractual Obligations

The accompanying Notes to Consolidated Financial Statements contain information regarding payments required under existing long-term borrowing arrangements.  The following presents a summary of the Company’s significant contractual obligations as of December 31, 2006.

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Long Term Debt Obligations	$ -	$ 100,000	$ -	$ -	$ 100,000
Interest on Long-Term Debt Obligations	$ 7,875	$ 11,813	$ -	$ -	$ 19,688

Policy Liabilities (1)	$ 817,439	$ 940,702	$ 742,545	$ 2,924,405	$ 5,425,091

Total Contractual Obligations	$ 825,314	$1,052,515	$ 742,545	$ 2,924,405	$ 5,544,779

(1) The difference between the recorded liability of $3,695.3 million, and the total payment obligation amount of $5,425.1 million, is $1,729.8 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total payment of $5,425.1 million, $3,617.4 million, or 66.7%, is from the Company’s deferred annuity, life, and accident and health business.  Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

Long-term debt obligations consist of $100 million, 7 7/8% senior notes due February 15, 2009.  See Note 3 in Notes to the Unaudited Condensed Consolidated Financials Statements for additional discussion concerning both long-term and short-term obligations.

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

Recent Accounting Pronouncements

See Note 1, Item O, “Notes to the Consolidated Financial Statements” for a full description of the new accounting pronouncements including the respective dates of adoption and the effects on the results of operations and financial condition.

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

Investments

The Insurance Company¢s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of other than temporary impairments and income, as well as the determination of fair values. Recognition of income ceases when a bond goes into default and management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry  has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.   The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Company deems to be comparable and assumptions deemed appropriate given the circumstances.  The use of different methodologies and assumptions may have a material effect of the estimated fair value amounts.  However, the Company believes that the estimates it uses in determining other than temporary impairment and fair value are realistic, conservative and fairly state the value of its investments.

The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor equity interest, or more than a minor influence over the joint ventures and partnership’s operations, but does not have a controlling interest and is not the primary beneficiary.  The Company routinely evaluates its limited partnership investments for impairments. The Company considers financial and other information provided by the investee and other known information and inherent risks in the underlying investments in determining whether an impairment has occurred.  When an other-than-temporary impairment is deemed to have occurred, the Company records a realized capital loss within net investment income to record the investment at its fair value.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there is a six-month reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there is a six-month reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2007.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  The failure of the Insurance Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Corporation's financial condition and results of operations.

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

To demonstrate the sensitivity of our net DAC balance ($81.1 million as of December 31, 2006) relative to our future spreads and expenses, the information below indicates how much the net DAC balance would have changed if the future spread assumption decreased by 30% and if the future expense assumption increased by 30%.  We believe that any variation in our expense or spread estimate is likely to fall within these ranges.

Change in Assumption	Decrease in Net DAC Asset

Future Spread Decreases 30%	$12.4 million
Future Expenses Increase 30%	$1.4 million

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

For policies and contracts where the reserve is reported as the account balance ($2,969.4 million), a change in expected experience would have no effect on the reserve.

For those annuities and supplementary contracts with life contingencies that comprise a portion of future policy benefits ($680 million of reserves), an increase in mortality experience of 1% per year for individual contracts would increase the present value of future benefits by approximately $25 million.  We believe that any variation of our mortality estimates is likely to fall within this range.

For traditional life insurance business ($35 million of reserves), establishing reserves requires the use of many assumptions.  Due to the number of independent variables inherent in the calculation of these reserves, and because this business is not material to the overall Company results, it is not practical to perform a quantitative analysis on the impact of changes in underlying assumptions.  However, the Insurance Company historically has not experienced significant adverse deviations from its assumptions and believes that its assumptions are realistic and produce reserves that are fairly stated in accordance with GAAP.

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with SFAS No. 109, for all years presented we use the asset and liability method to record deferred income taxes. Accordingly, deferred income tax assets and liabilities are recognized that reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates. Such temporary differences are primarily due to tax basis of reserves for future policy benefits, deferred acquisition costs, and net operating loss carry forwards. A valuation allowance is applied to deferred tax assets if it is more likely than not that all, or some portion, of the benefits related to the deferred tax assets will not be realized.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the accompanying Table of Contents to Consolidated Financial Statements and Schedules on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2006, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on our assessment of the Company's internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Presidential Life Corporation

Nyack, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control, that Presidential Life Corporation and subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Presidential Life Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended and our report dated March 14, 2007 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 14, 2007

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

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to compensation paid to executive officers and directors of the Corporation will be included under the headings “Compensation of Directors and Executive Officers” and “Compensation Discussion and Analysis” in the Company’s 2007 Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2007, and is incorporated herein by reference.

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

The Insurance Company holds a senior note payable with a par value of $9.8 million and a book value of $9.6 million of the Corporation.  The value of such note was not eliminated in the consolidated financial statements.  The Insurance Company holds the note as an asset in its financial statements, while the Corporation holds the note as a liability with no net effect in the consolidated financial statements.

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

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Reports of The Independent Registered Public Accounting Firms, Consolidated Financial Statements and Consolidated Financial Statement Schedules listed in the Table of Contents on page F-1 are being filed as part of this Form 10-K.

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

21.01

Subsidiaries of the Registrant (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

23.01

Consents of the Independent Registered Public Accounting Firms

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

Date:  March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:   March 14, 2007

/s/ Herbert Kurz

Herbert Kurz

Chief Executive Officer

and Chairman of the Board

Date:   March 14, 2007

 /s/ Charles J. Snyder

Charles J. Snyder, Treasurer

and Chief Financial Officer

Date:   March 14, 2007

 /s/ Donald Barnes

Donald Barnes, Director

Date:   March 14, 2007

 /s/ Richard Giesser

Richard Giesser, Director

Date:   March 14, 2007

 /s/ Jeffrey Keil

Jeffrey Keil, Director

Date:  March 14, 2007

 /s/ Paul F. Pape

Paul F. Pape, Director

Date:  March 14, 2007                       /s/ Lawrence Read

                                                         Lawrence Read, Director

Date:  March 14, 2007                      /s/ Lawrence Rivkin

                                                         Lawrence Rivkin, Director

Consent of Independent Registered Public Accounting Firm

Presidential Life Corporation

Nyack, New York

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-63831) and Form S-8 (No. 333-08217) of Presidential Life Corporation of our report dated March 14, 2007, relating to the consolidated financial statements and financial statement schedules, and the effectiveness of Presidential Life Corporation’s internal control over financial reporting, which appear[s] in this Form 10-K.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 14, 2007

Consent of Independent Registered Public Accounting Firm

Presidential Life Corporation

Nyack, New York

We consent to the incorporation by reference in Registration Statement Nos. 333-63831 on Form S-3 and 333-08217 on Form S-8 of our report dated March 30, 2005, relating to the financial statements and financial statement schedules of Presidential Life Corporation for the year ended December 31, 2004, appearing in this Annual Report on Form 10-K of Presidential Life Corporation for the year ended December 31, 2006.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

New York, New York

March 14, 2007

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                             Page

Reports of Independent Registered Public Accounting Firms……….……………………………….       F-2

Consolidated Financial Statements:

       Consolidated Balance Sheets as of December 31, 2006 and 2005…………..………….…….

            F-4

Consolidated Statements of Income – Years Ended December 31, 2006, 2005

and 2004…………..……………………………………………………………………..                 F-5

       Consolidated Statement of Shareholders’ Equity – Years Ended December 31, 2006,

                 2005 and 2004……………..……………………………………………….…………..

 F-6

Consolidated Statements of Cash Flows – Years Ended December 31, 2006, 2005

       and 2004 ………… .……………………………………………………………………..

 F-7

Notes to Consolidated Financial Statements  …………………………………………………….

 F-8

Consolidated Financial Statement Schedules:

II  Condensed Balance Sheets (Parent Company Only) as of December 31, 2006 and

       2005 ………….. ..……………………………………………………………………….

S-1

II  Condensed Statements of Income (Parent Company Only) – Years Ended

                December 31, 2006, 2005 and 2004 ……………. ………………………………………

S-2

II  Condensed Statements of Cash Flows (Parent Company Only) – Years Ended

                 December 31, 2006, 2005 and 2004 …………. …………………………………………

S-3

     III  Supplemental Insurance Information – Years Ended December 31, 2006, 2005 and 2004 …

S-4

     IV  Reinsurance – Years Ended December 31, 2006, 2005 and 2004  …………………………..

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Presidential Life Corporation

Nyack, New York

We have audited the accompanying consolidated balance sheets of Presidential Life Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended.  We have also audited the schedules listed in the accompanying index as of and for the years ended December 31, 2006 and 2005.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Presidential Life Corporation and subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006, as a result of adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Presidential Life Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 14, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Presidential Life Corporation

Nyack, New York

We have audited the accompanying consolidated statements of income, shareholders’ equity and cash flows of Presidential Life Corporation and subsidiaries (the “Company”) for the year ended December 31, 2004.   Our audit also included the related financial statement schedules on pages S-2 through S-5.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated statements of income, shareholders’ equity and cash flows, present fairly, in all material respects, the results of the Company operations and their cash flows for the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

New York, New York

March 30, 2005

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
ASSETS:
Investments:
Fixed maturities:
Available for sale at fair value (Amortized cost of $3,123,677 and $3,841,839 respectively)	$ 3,261,817	$ 4,032,702
Common stocks
Available for sale at fair value (Amortized cost of $31,560 and $34,732 respectively)	45,266	44,725
Derivatives, at fair value	9,784	18,996
Real estate	415	415
Policy loans	17,965	19,670
Short-term investments	839,535	309,345
Other long-term investments	267,975	283,153
Total investments	4,442,757	4,709,006

Cash and cash equivalents	19,844	6,656
Accrued investment income	46,514	52,682
Amounts due from security transactions	5,564	2,654
Federal income tax recoverable	5,716	25,853
Deferred policy acquisition costs	81,069	80,394
Furniture and equipment, net	446	201
Amounts due from reinsurers	13,682	14,214
Other assets	1,772	1,991
Assets held in separate account	2,008	1,908
TOTAL ASSETS	$ 4,619,372	$ 4,895,559

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Policy Liabilities:
Policyholders’ account balances	$ 2,969,434	$ 3,269,881
Future policy benefits:
Annuity	649,110	651,678
Life and accident and health	66,355	64,073
Other policy liabilities	10,406	10,249
Total policy liabilities	3,695,305	3,995,881
Notes payable	100,000	100,000
Short-term note payable	50,000	50,000
Deposits on policies to be issued	5,522	2,612
General expenses and taxes accrued	5,082	4,557
Deferred federal income taxes, net	76,190	89,976
Other liabilities	45,678	24,129
Liabilities related to separate account	2,008	1,908
Total Liabilities	3,979,785	4,269,063

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized 100,000,000 shares; issued and outstanding 29,469,072 shares in 2006 and 29,427,766 in 2005)	294	294
Additional paid in capital	2,314	1,207
Accumulated other comprehensive income	118,444	144,389
Retained earnings	518,535	480,606
Total Shareholders’ Equity	639,587	626,496
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 4,619,372	$ 4,895,559

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Years Ended December 31
	2006	2005	2004
REVENUES:
Insurance revenues:
Premiums	$ 13,831	$ 11,759	$ 12,059
Annuity considerations	27,601	27,384	28,356
Universal life and investment type policy fee income	2,916	2,885	2,944
Net investment income	316,415	339,711	339,442
Net realized investment (losses) gains	(3,607)	75,010	15,278
Other income	1,670	1,832	(1,820)
TOTAL REVENUES	358,826	458,581	396,259

BENEFITS AND EXPENSES:
Death and other life insurance benefits	13,269	13,262	13,581
Annuity benefits	76,800	75,011	73,451
Interest credited to policyholders’ account balances	151,906	165,660	165,337
Interest expense on notes payable	10,432	9,636	9,805
Other interest and other charges	879	844	756
(Decrease)/Increase in liability for future policy benefits	(636)	966	897
Commissions to agents, net	12,573	8,699	12,045
General expenses and taxes	14,420	16,251	15,905
Increase in deferred policy acquisition cost	9,020	20,040	4,461
TOTAL BENEFITS AND EXPENSES	288,663	310,369	296,238

Income before income taxes	70,163	148,212	100,021

Provision for income taxes:
Current	19,904	14,203	25,383
Deferred	546	42,420	8,673
	20,450	56,623	34,056

NET INCOME	$ 49,713	$ 91,589	$ 65,965

Earnings per common share, basic	$ 1.69	$ 3.12	$ 2.25
Earnings per common share, diluted	$ 1.67	$ 3.11	$ 2.25

Weighted average number of shares outstanding during the year, basic	29,449,256	29,387,323	29,347,683

Weighted average number of shares outstanding during the year, diluted	29,703,933	29,496,252	29,445,386

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(in thousands, except share data)

	Capital Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at January 1, 2004,	$293	-	346,539	129,427	476,259
Comprehensive Income:
Net Income			65,965		65,965
Loss on Rate Lock Hedge				(2,799)	(2,799)
Net Unrealized Investment Gains				67,734	67,734
Comprehensive Gain					130,900
Issuance of Shares Under Stock Option Plan	1	302			303
Dividends Paid to Shareholders ($.40 per share)			(11,728)		(11,728)
Balance at December 31, 2004	294	$302	$400,776	$194,362	$595,734

Comprehensive Income:
Net Income			91,589		91,589
Loss on Rate Lock Hedge				(2,127)	(2,127)
Net Unrealized Investment Losses				(47,846)	(47,846)
Comprehensive Gain					41,616
Issuance of Shares Under Stock Option Plan		905			905
Dividends Paid to Shareholders ($.40 per share)			(11,759)		(11,759)
Balance at December 31, 2005	$294	$1,207	$480,606	$144,389	$626,496

Comprehensive Income:
Net Income			49,713		49,713
Loss on Rate Lock Hedge				(1,456)	(1,456)
Net Unrealized Investment Losses				(24,489)	(24,489)
Comprehensive Gain					23,768
Issuance of Shares Under Stock Option Plan		545			545
Share Based Compensation		562			562
Dividends Paid to Shareholders ($.40 per share)			(11,784)		(11,784)
Balance at December 31, 2006	$294	$2,314	$518,535	$118,444	$639,587

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net Income	$ 49,713	$ 91,589	$ 65,965
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	546	42,420	8,673
Depreciation and amortization	960	1,164	951
Stock Option Compensation	562	-	-
Net amortization of discount on fixed maturities	(28,146)	(29,651)	(37,123)
Realized investment losses/(gains)	3,607	(75,010)	(15,278)
Changes in:
Accrued investment income	6,168	810	(2,536)
Deferred policy acquisition costs	9,020	20,040	4,461
Federal income tax recoverable	20,137	(12,591)	13,875
Liability for future policy benefits	(286)	2,528	2,218
Other items	15,120	4,054	562
Net Cash Provided by Operating Activities	$ 77,401	$ 45,353	$ 41,768
INVESTING ACTIVITIES:
Fixed Maturities:
Acquisitions	(34,301)	(938,966)	(578,275)
Sales	482,531	784,593	33,826
Maturities, calls and repayments	294,564	311,322	336,649
Common Stocks:
Acquisitions	(36,016)	(38,116)	(27,638)
Sales	48,258	56,208	30,011
Derivative Investments
Acquisitions	(6,170)	(19,431)	-
Sales	5,930	-	-
Increase in short-term investments and policy loans	(528,485)	(283,465)	(3,624)
Other Long-term Investments:
Additions to other long-term investments	(66,682)	(60,279)	(67,076)
Distributions from other long-term investments	79,907	122,910	90,785
Decrease in mortgage loan on real estate	-	-	11,080
Amounts due from security transactions	(2,910)	7,444	(8,902)
Other Items	-	(3,023)	-
Net Cash Provided by (Used in) Investing Activities	236,626	(60,803)	(183,164)
FINANCING ACTIVITIES:
Increase/(decrease) in policyholders’ account balances	(300,447)	23,842	153,167
Repurchase of common stock	545	905	247
Bank overdrafts	7,937	9,942	(4,838)
Deposits on policies to be issued	2,910	(7,150)	(2,033)
Dividends paid to shareholders	(11,784)	(11,759)	(11,728)
Net cash (Used in) Provided by Financing Activities	(300,839)	15,780	134,815

Increase (Decrease) in Cash and Cash Equivalents	13,188	330	(6,581)

Cash and Cash Equivalents at Beginning of Year	6,656	6,326	12,907

Cash and Cash Equivalents at End of Year	$ 19,844	$ 6,656	$ 6,326
Supplemental Cash Flow Disclosure:
Income Taxes Paid	$ 337	$ 26,610	$ 27,317
Interest Paid	$ 10,596	$ 9,668	$ 8,661

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation (the “Company”), through its wholly owned subsidiary Presidential Life Insurance Company (“the Insurance Company”), is engaged in the sale of life insurance and annuities.  The Insurance Company has assets of approximately $4.5 billion and shareholders’ equity of $663.0 million as of December 31, 2006 and is licensed in 49 states and the District of Columbia.

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

B.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP”).  Inter-company transactions and balances have been eliminated in consolidation.  The Insurance Company holds a senior note payable with a par value of $9.8 million and a book value of $9.6 million of the Corporation.  The value of such note was not eliminated in the consolidated financial statements

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant estimates include those used in determining deferred policy acquisition costs, investments, future policy benefits, provisions for income taxes and reserves for contingent liabilities.

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

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. Substantially all of their investments are recorded at fair value.  In general, risks associated with such limited partnerships include those related to their underlying investments  (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships to typically make quarterly distributions (to the extent that distributions are available) of partnership earnings, with the exception of hedge fund limited partnerships.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there is a six-month reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments in 2007.  The adjustments to its estimates of investment income recorded during the preceding year (“true-up”) for the twelve month periods ended December 31, 2006 and 2005 amounted to an increase of approximately $7.3 and $6.8 million respectively.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there is a six-month reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2007.  Net unrealized gains (after tax effects) totaled approximately $33.4 million at December 31, 2006 and $34.6 million at December 31, 2005 and are included in the balance sheet under other comprehensive income.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of December 31, 2006 and December 31, 2005.  As of December 31, 2006, the Company was committed to contribute, if called upon, an aggregate of approximately $111.6 million of additional capital to certain of these limited partnerships.  Commitments of $12.9 million will expire in 2007, $13.3 million in 2008, $4.6 million in 2009, $13.9 million in 2010 and $66.9 million in 2011.

In evaluating whether an investment security or other investment has suffered an impairment in value that is deemed to be “other than temporary” management considers all available evidence, including, but not limited to the following: (1) the length of time and the extent to which the market value has been below amortized cost; (2) the reasons for the decline in value (credit event, interest related or market fluctuation); (3) the Company’s ability and intent to hold the investment for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer.  When a decline in the value of an investment security or other investment is considered to be other than temporary, the investment is reduced to its net realizable or fair value, as applicable (which contemplates the price that can be obtained from the sale of such asset in the ordinary course of business) which becomes the new cost basis.  The amount of reduction is recorded in the income statement as a realized loss.  Any subsequent increase in the value of the investment over the adjusted cost basis is recognized as an unrealized gain until sold, at which time it is recognized as a realized gain.

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

The Company’s investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Accumulated depreciation amounted to $206,800 and $206,800 at December 31, 2006 and 2005, respectively.  Both buildings are fully depreciated and have no depreciation expense for the years ended December 31, 2006, 2005 and 2004.

E.

Furniture and Equipment

Furniture and equipment is carried at cost and depreciated on a straight-line basis over a period of five to ten years except for automobiles, which are depreciated over a period of three years.  Accumulated depreciation amounted to $1,354,000 and $1,293,000 at December 31, 2006 and 2005, respectively, and related depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $61,700, $51,900 and $58,800, respectively.

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

For the years ended December 31, 2006, 2005, and 2004, approximately 49.0%, 42.8% and 48.4%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York.

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

Unamortized deferred policy acquisition costs for the years ended December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(in thousands)
Balance at the beginning of year	$ 80,394	$ 80,429
Current year’s costs deferred	12,054	8,382
Total	92,448	88,811
Less amortization for the year	21,358	28,710
Total	71,090	60,101
Change in amortization related to Unrealized Gain in investments	9,979	20,293
Balance at the end of the year	$ 81,069	$ 80,394

H.

Future Policy Benefits

Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions established at policy issue as to mortality and persistency is based on anticipated experience, which, together with interest and expense assumptions, provide a margin for adverse deviation.  Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contract holders’ fund balances and after annuitization are equal to present value of expected future payments.  During the three years in the period ended December 31, 2006, interest rates used in establishing such liabilities range from 3.0% to 11% for life insurance liabilities and from 4.8% to 12.5% for annuity liabilities.  100% of the Company’s in-force life insurance is non-participating.

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

These account balances are summarized as follows:

	2006	2005
	(in thousands)
Account balances at beginning of year	$ 3,269,881	$ 3,246,039
Additions to account balances	325,052	318,459
Total	3,594,933	3,564,498
Deductions from account balances	625,499	294,617
Account balances at end of year	$ 2,969,434	$ 3,269,881

Interest rates credited to account balances ranged from 0.0% to 11.0% in 2006 and 2005.

K.

Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return.  The asset and liability method in recording income taxes on all transactions that have been recognized in the financial statements is used.  Deferred income taxes are adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

M.

Earnings Per Common Share

The Company has calculated earnings per share (EPS) in accordance with SFAS No. 128, Earnings Per Share.  Basic EPS is computed based upon the weighted average number of common shares outstanding during the year.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average numbers of common shares used to compute diluted EPS for the year ended December 31, 2006, 2005 and 2004 were 29,703,933, 29,496,252 and 29,445,358 respectively.  The dilution from the potential exercise of stock options outstanding reduced EPS by $0.02 in 2006.

N.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and amounts due from an original maturity of three months or less.

O.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements.  This Statement does not require any new fair value measurements, but will potentially require additional disclosures regarding existing fair value measurements we currently report. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently determining the effect, if any, this pronouncement will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, and did not have material impact on the Company’s consolidated financial statement, as we have not discovered material errors in prior years with material effect as of the reporting date.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The

Corporation is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

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

On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.”  This statement removes an exception from the requirement to bifurcate an embedded derivative feature from a beneficial interest in securitized financial assets.  This statement also provides an election, on an instrument-by-instrument basis, to measure at fair value the entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis.  The Company adopted this guidance effective January 1, 2007 and has determined that SFAS No. 155 did not have a material impact on the Company's consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are consider impaired, whether that impairment is other-than-temporary, and how to measure such impairment loss.  FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  FSP 115-1 supersedes Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1") and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value ("Topic D-44") and nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 was required to be applied to reporting periods beginning after December 15, 2005 and did not have a material impact on the Company's consolidated financial statements.

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 on January 1, 2007. The Company has assessed the impact of SOP 05-1 on the Company’s consolidated financial position and results of operations and has determined that it will not have a material impact on the Company’s consolidated financial statements.

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

In June 2005, the FASB issued Statement No. 133 Implementation Issue No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor.” Implementation Issue No. B39 indicates that debt instruments where the right to accelerate the settlement of debt can be exercised only by the debtor do not meet the criteria of Paragraph 13(b) of Statement No. 133, and therefore should not individually lead to such options being considered embedded derivatives. Such options must still be evaluated under paragraph 13(a) of Statement No. 133. This implementation guidance is effective for the first fiscal quarter beginning after December 15, 2005. The Company’s adoption of this guidance effective January 1, 2006 did not have a material effect on the Company’s consolidated financial position or results of operations, as the guidance is consistent with the Company’s existing accounting policy.

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

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS 123R”). SFAS 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations. SFAS 123R provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities.  SFAS 123R also requires that the fair value of all share-based transactions be recorded in the financial statements. On January 1, 2006, the Company adopted SFAS No. 123R. The Company has elected to use the straight-line attribution method of recognizing compensation expense over the vesting period. The fair value of each new stock option award will be estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which is the same model that was used by the Company prior to the adoption of SFAS No. 123R. The Company elected the modified prospective method and, therefore, prior periods were not restated. Under the modified prospective method, this statement was applied to new awards granted after the time of adoption, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of January 1, 2006.  For additional information and the impact that this statement had on the Company’s results of operations, please refer to “Note 5 of the Notes to Consolidated Financial Statements.”

2. INVESTMENTS

The following tables provide information relating to fixed maturities and common stocks held by the Company:

Available for Sale investments at December 31, 2006:

	Cost or Amortized	Gross Unrealized
Type of Investment	Cost	Gains	(Losses)	Market Value
		(in thousands)
Fixed Maturities:
Bonds and Notes:
United State government and government agencies and authorities	$ 468,449	$ 9,698	$ (5,329)	$ 472,818
States, municipalities and political subdivisions	8,838	3,147	-	11,985
Foreign governments	-	-	-	-
Public Utilities	342,123	14,953	(7,636)	349,440
Commercial Mortgage Backed Securities	241,255	33,248	-	274,503
All other corporate bonds	1,933,862	114,021	(34,490)	2,013,393
Preferred stocks, primarily corporate	129,150	11,275	(747)	139,678
Total Fixed Maturities	$ 3,123,677	$ 186,342	$ (48,202)	$ 3,261,817
Common Stocks:
Public Utilities	860	298	-	1,158
Banks, trust and insurance companies	2,013	676	-	2,689
Industrial, miscellaneous and all other	28,687	13,288	(556)	41,419
Total Common Stocks	$ 31,560	$ 14,262	$ (556)	$ 45,266

Available for sale investments at December 31, 2005:

	Cost or Amortized	Gross Unrealized
Type of Investment	Cost	Gains	(Losses)	Market Value
		(in thousands)
Fixed Maturities:
Bonds and Notes:
United State government and government agencies and authorities	$ 691,919	$ 17,063	$ (4,845)	$ 704,137
States, municipalities and political subdivisions	8,819	3,602	-	12,421
Foreign governments	-	-	-	-
Public Utilities	417,246	28,237	(5,288)	440,195
Commercial Mortgage Backed Securities	242,743	36,952	-	279,695
All other corporate bonds	2,328,557	140,637	(36,649)	2,432,545
Preferred stocks, primarily corporate	152,555	13,275	(2,121)	163,709
Total Fixed Maturities	$ 3,841,839	$ 239,766	$ (48,903)	$ 4,032,702
Common Stocks:
Public Utilities	646	165	-	811
Banks, trust and insurance companies	2,993	589	(5)	3,577
Industrial, miscellaneous and all other	31,093	9,728	(519)	40,302
Total Common Stocks	$ 34,767	$ 10,482	$ (524)	$ 44,725

2. INVESTMENTS - CONTINUED

The estimated fair value of fixed maturities available for sale at December 31, 2006, by contractual maturity, is as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Market Value
(in thousands)
Due in one year or less	$22,410
Due after one year through five years	458,865
Due after five years through ten years	829,358
Due after ten years	1,537,003
Total debt securities	2,847,636
Mortgage-Backed Bonds	274,503
Preferred Stocks	139,678
Total	$3,261,817

The following information summarizes the components of net investment income and realized investment gains:

Net Investment Income:

	Year Ended December 31
	2006	2005	2004
	(in thousands)
Fixed Maturities	$ 252,817	$ 274,366	$ 284,823
Common Stocks	2,171	1,334	986
Short-term investments	16,584	4,197	348
Other long-term investments	46,982	63,452	57,528
Other investment income	4,452	1,984	2,052
	323,006	345,333	345,737
Less investment expenses	6,591	5,622	6,295

Net investment income	$ 316,415	$ 339,711	$ 339,442

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2006:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities	(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 37,588	$ 886	$ 179,604	$ 4,443	$ 217,192	$ 5,329
Corporate Bonds	164,019	2,539	883,520	39,588	1,047,539	42,127
Preferred Stocks	19,813	382	23,077	365	42,890	747
Subtotal Fixed Maturities	221,420	3,807	1,086,201	44,396	1,307,621	48,203
Common Stock	4,652	555	-	-	4,652	555

Total	$ 226,072	$ 4,362	$ 1,086,201	$ 44,396	$ 1,312,273	$ 48,758

2. INVESTMENTS - CONTINUED

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

The following presents the amortized cost and gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2006.

	Gross Unrealized Losses	% of Total
	(in thousands)
Less than twelve months	$ 3,807	7.90
Twelve months or more	44,396	92.10
Total	$ 48,203	100.00

The following presents the amortized cost and gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2005.

	Gross Unrealized Losses	% of Total
	(in thousands)
Less than twelve months	$ 41,193	84.23
Twelve months or more	7,710	15.77
Total	$ 48,903	100.00

The Company owned 398 and 409 securities with an unrealized loss position as of December 31, 2006 and 2005, respectively.

During 2006, 2005, and 2004 the Company realized losses related to other than temporary impairments of approximately $4.5 million, $9.2 million and $4.4 million, respectively.  The write-downs of $4.5 million in 2006 was primarily due to the write-downs of two investments: a $2.9 million write-off of a position in Clearwater Funding CBO and a write-down to market of $1.5 million in Tenet Healthcare Senior Notes.  In prior years, the other than temporary impairments were primarily due to deteriorating fundamentals in the automotive sector in 2005 and bankruptcies in the airline industry in 2004.

2. INVESTMENTS - CONTINUED

Net Realized Investment (Losses) Gains:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Fixed maturities	$ (3,373)	$ 66,513	$ 11,687
Common stocks	8,740	8,497	3,591
Derivatives	(8,974)	-	-
Total realized (losses) gains on investments	$ (3,607)	$ 75,010	$ 15,278

Net Unrealized Investment (Losses) Gains:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Fixed maturities	$ 138,139	$ 190,863	$ 316,374
Common stocks	13,706	9,958	12,858
Other Assets	51,331	53,282	23,080
Unrealized investment gains	$ 203,176	$ 254,103	$ 352,312

Amortization (benefit of deferred acquisition costs)	(18,716)	(28,694)	(48,988)
Deferred federal income tax benefit	(64,561)	(78,893)	(106,163)
Transition Adjustment	(1,455)	(2,127)	(2,799)
Net unrealized investment gains	118,444	144,389	194,362
Change in net unrealized investment (losses) gains	$ (25,945)	$ (49,973)	$ 64,935

The change in unrealized investment gains (losses), as presented below, resulted primarily from changes in general economic conditions, which directly influenced investment security markets.  These changes were also impacted by writedowns of investment securities for declines in market values deemed to be other than temporary.

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the Year Ended December 31, 2006:	(in thousands)
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (24,090)	$ 8,432	$ (15,658)
Plus: reclassification adjustment for losses realized in net income	(3,607)	1,262	(2,345)
Change related to deferred policy acquisition costs	(9,978)	3,492	(6,486)
Net unrealized investment gains (losses)	$ (37,675)	$ 13,186	$ (24,489)

For the Year Ended December 31, 2005:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (128,325)	$ 44,914	$ (83,411)
Plus: reclassification adjustment for gains realized in net income	75,010	(26,254)	48,756
Change related to deferred policy acquisition costs	(20,294)	7,103	(13,191)
Net unrealized investment gains (losses)	$ (73,609)	$ 25,763	$ (47,846)

For the Year Ended December 31, 2004:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 85,633	$ (29,972)	$ 55,661
Plus: reclassification adjustment for gains realized in net income	15,278	(5,347)	9,931
Change related to deferred policy acquisition costs	3,295	(1,153)	2,142
Net unrealized investment gains (losses)	$ 104,206	$ (36,472)	$ 67,734

Proceeds from sales and maturities of fixed maturities during 2006, 2005 and 2004 were $777.1 million, $1,095.9 million and $633.5 million, respectively.  During 2006, 2005 and 2004, respectively, gross gains of $20.6 million, $86.5 million and $16.3 million and gross losses of $19.4 million, $15.1 million and $6.7 million were realized on those sales.

There were no investments owned in any one issuer that aggregate 10% or more of shareholders’ equity as of December 31, 2006.

As of December 31, 2006 and 2005 securities with a carrying value of approximately $6.2 million and $6.3 million, respectively, were on deposit with various state insurance departments to comply with applicable insurance laws.

Other long-term investments are comprised of equity interests in limited partnerships.

Variable Interest Entities

The following table presents the total assets and maximum exposure to loss relating to variable interest entities for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at December 31, 2006 and December 31, 2005, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated.

December 31, 2006
	PRIMARY BENEFICIARY		NOT PRIMARY BENEFICIARY
(in thousands)
	Total Assets	Maximum Exposure to Loss	Total Assets (1)	Maximum Exposure to Loss (2)
Limited Partnerships	-	-	$ 267,975	$ 216,644

December 31, 2005
	PRIMARY BENEFICIARY		NOT PRIMARY BENEFICIARY
(in thousands)
	Total Assets	Maximum Exposure to Loss	Total Assets (1)	Maximum Exposure to Loss (2)
Limited Partnerships	-	-	$ 283,153	$ 229,870

(1)

Market value at year-end

(2)

Book Value at year-end

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

As an element of its asset liability management strategy, the Company hedges against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as payor swaptions.  Swaptions are options to enter into an interest rate swap arrangement with a counter party at a specified future date.  At expiration, the counter party would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The total notional amount of these contracts at December 31, 2006 was $1.2 billion.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates.  With the Swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

The Company has determined that the Payor Swaptions represent a “non-qualified hedge” and has adopted accounting procedures consistent with the provisions of SFAS 133. These investments are classified on the balance sheet as “Derivative Instruments”. Under SFAS 133, the value of the Payor Swaptions is recognized at “fair value” (market value), with the resulting change in fair value reflected in the income statement as a realized gain or loss.  The change in market value since purchase was a loss of $9,886,507.  The Company has determined that the average fair value for the period (based upon weekly market values from January 1, 2006 to December 31, 2006) was $21,446,150.

 3.  NOTES PAYABLE

Notes payable at December 31, 2006 and 2005 consist of $100 million, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of December 31, 2006, unamortized costs were $479,000.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $1.5 million recorded in accumulated other comprehensive income as of December 31, 2006, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company amortizes the deferred loss from accumulated other comprehensive income to income over the term of the notes.  The Company expects to amortize approximately $672,000 into earnings within the next 12 months.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of December 31, 2006, the Company believes that it is in compliance with all of the covenants.

The short-term note payable relates to a bank line of credit in the amount of $50,000,000 and provides for interest on borrowings based on market indices.  At December 31, 2006 and 2005 the Company had $50,000,000 and $50,000,000 outstanding, respectively. The line of credit is up for renewal on July 31, 2007 with JPMorgan Chase Bank.  If the bank chooses not to renew the line of credit, the Company would be forced to pay-down the $50 million in July 2007 or seek alternative financing options. For the year ended December 31, 2006 and 2005 the short-term note payable had a weighted average interest rate of 5.65% and 4.04%, respectively.

The Insurance Company holds a senior note payable with a par value of $9.8 million and a book value of $9.6 million of the Corporation.  The value of such note was not eliminated in the consolidated financial statements.  The Insurance Company holds the note as an asset in its financial statements, while the Corporation holds the note as a liability with no net effect in the consolidated financial statements.

4.  SHAREHOLDERS' EQUITY

During 2006, the Company's Board of Directors maintained the quarterly dividend rate of $.10 per share ($.40 annually).  On February 21, 2007, the Board of Directors increased the common stock dividend to $.125 per share ($.50 annually), payable on April 2, 2007.  During 2006, 2005 and 2004, the Company had not purchased or retired shares of its common stock.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

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

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to Company without obtaining prior regulatory approval.  Under New York law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the end of the immediately preceding calendar year, or (ii) its statutory net gain (after tax) from operations for the immediately preceding calendar year.  Any dividend in excess of such amount is subject to approval by the Superintendent.  The Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The NYSID has established informal guidelines for such determinations.  The guidelines focus on, among other things, an insurer’s overall financial condition and profitability under statutory accounting practices.  Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP.  The significant differences relate to the treatment of deferred policy acquisition costs, deferred income taxes, required investment reserves and reserve calculation assumptions.

5.  EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992.  Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company announced its intention to make an annual contribution to the 401(k) plan equal to 4% of all employees’ salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $285,000 and $275,000 into this plan during the twelve months ended December 31, 2006 and 2005, respectively.

Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Company’s stock plans. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date. Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and SFAS 123, “Accounting for Stock-Based Compensation.” As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123(R). As the Company adopted SFAS 123(R) under the modified-prospective-transition method, results from prior periods have not been restated. The following table illustrates the effect on net income and earnings per share if the Company had adopted SFAS 123(R) for the twelve months ending December 31, 2005 and applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock plans in such period. For purposes of this pro forma disclosure, the value of the options is estimated using Black-Scholes-Merton multiple option pricing model for all option grants.

Twelve months ended
December 31, 2005
(in thousands, except per share amounts)
Net income, as reported	$91,589
Less: Total stock-based employee compensation expense determined under the fair value- method, net of related taxes	229
Pro forma net income	$91,360
Earnings per share
Basic - as reported	$3.12
Basic - pro forma	$3.11

Diluted - as reported	$3.11
Diluted - pro forma	$3.10

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The adoption of SFAS 123(R)’s fair value method has resulted in additional share-based expense (a component of general expenses and taxes) in the amount of $561,894 related to stock options for the twelve months ended December 31, 2006, than if the Company had continued to account for share-based compensation under APB No. 25. For the twelve months ended December 31, 2006, this additional share-based compensation lowered pre-tax earnings by $561,894, lowered net income by $368,041, and lowered basic earnings per share by $0.01 and diluted earnings per share by $0.02.

The Company’s 1996 Stock Option Plan expired on June 1, 2006.  As of December 31, 2006, there were 729,215 options outstanding under the 1996 Stock Incentive Plan.

In May 2006, the shareholders of the Company approved the Company’s 2006 Stock Incentive Plan, which became effective on June 1, 2006.  The Company’s 2006 Stock Incentive Plan authorized the granting of awards in the form of non-qualified options or incentive stock options qualifying under Section 422A of the Internal Revenue Code.  The plan authorized the granting of options to purchase up to 1,000,000 shares of common stock of the Company to employees, directors and independent contractors of the Company.  All stock options granted will have an exercise price equal to the fair market value of the Corporation’s common stock on the date of grant.  As of December 31, 2006, there were 197,150 options outstanding under the 2006 Stock Incentive Plan.

The Company generally issues new shares when options are exercised.  The following schedule shows all options granted, exercised, expired and exchanged under the Company's 1996 and 2006 Incentive Stock Option Plans.

Information relating to the options is as follows:

	Number	Amount	Total
	of Shares	Per Share	Price

Outstanding, December 31, 2003	616,450	13.38	8,245,635
Granted	100,000	15.43	1,543,000
Repriced	(27,775)	10.90	(302,748)
Cancelled	(39,975)	13.53	(540,902)

Outstanding, December 31, 2004	648,700	13.79	8,944,986
Granted	210,750	18.33	3,863,048
Repriced	(65,323)	13.86	(905,377)
Cancelled	(17,406)	13.96	(243,057)
Outstanding, December 31, 2005	776,721	15.01	11,659,599
Granted	197,900	22.82	4,516,078
Exercised	(41,306)	13.17	(544,131)
Cancelled	(6,950)	15.52	(107,881)

Outstanding, December 31, 2006	926,365	$ 16.76	$ 15,523,665

The Company may grant options to purchase common stock to its employees, directors and independent contractors at prices equal to the market value of the stock on the dates the options were granted. The options granted to date have a term of 5 years from grant date and vest in equal annual installments over the four-year period following the grant date for employee options. Employees generally have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company awarded 197,900 options in 2006.  The key assumptions used in determining the fair value of options granted in 2006 and a summary of the methodology applied to develop each assumption are as follows:

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

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns.  The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period.  Options granted have a maximum term of five years. An increase in the expected life will increase compensation expense

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.

Dividend Yield – The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yields for future periods within the expected life of the option.  An increase in the dividend yield will decrease compensation expense.

There was no impact on cash provided by operating and/or financing activities related to increased tax benefits from stock based payment arrangements.  During the year ended December 31, 2006, 41,306 options were exercised increasing cash provided by financing activities, issuance of common stock, by approximately $544,000.

At December 31, 2006, the aggregate intrinsic value of all outstanding options was $20.3 million with a weighted average remaining contractual term of 2.15 years.  The total compensation cost related to non-vested awards not yet recognized was $1.9 million with an expense recognition period of 3.75 years.  During the twelve months ended December 31, 2006, 182,303 options vested with an intrinsic value of  $4.0 million at December 31, 2006.

6.  INCOME TAXES

The provision for income taxes differs from the amount of income tax expense determined by applying the 35% U.S. statutory federal income tax rate to pre-tax net income from continuing operations as follows:

	2006	2005	2004
(in thousands)

Pre-Tax Net Income	$ 70,163	$ 148,212	$ 100,021

Provision for income taxes computed
At Federal statutory rate	24,557	51,873	35,007
Increase (decrease) in income taxes
resulting from:
Other	(4,107)	4,750	(951)

Provision for Federal income taxes	$ 20,450	$ 56,623	$ 34,056

Deferred Federal Income Tax Expense/(Benefit)

The Company provides for deferred income taxes resulting from temporary differences, which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.  The sources of these differences and the tax effect of each were as follows:

	2006	2005	2004
	(in thousands)
Deferred policy acquisition costs	$ 2,432	$ 11,076	$ (15,796)
Policyholders' account balances	(2,408)	132	-
Investment adjustments	4,481	35,377	4,461
Insurance policy liabilities	-	6,983	19,216
Original Issue Discount and Market Discount on Bonds	(4,978)	-	-
Other	1,019	(11,148)	792
Deferred Federal income tax
expense	$ 546	$ 42,420	$ 8,673

6.  INCOME TAXES - CONTINUED

Net Deferred Tax Liability (Asset)

The significant components of the Company’s net deferred tax liability (“DTL”) and (asset) (“DTA”) as of December 31, 2006, and 2005 are as follows:

	2006	2005
	(in thousands)
Deferred federal income tax asset:
Investments	$ (37,610)	$ (32,977)
Net Operating Loss	(319)	(259)
Insurance Reserves	(12,566)	(14,849)
Other	(1,049)	(1,020)

Deferred federal income tax asset	(51,544)	(49,105)

Deferred federal income tax liability:
Deferred Policy Acquisition Costs	30,126	32,558
Unrealized Gains	64,713	78,741
Policyholder Account Balances	448	442
Original Issue Discount and Market Discount on Bonds	32,317	27,340
Other	130	-
Deferred federal income tax liability	127,734	139,081

Net deferred federal income tax liability	$ 76,190	$ 89,976

If the Company determines that any of its deferred income tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized.  Upon review, the Company’s management concluded that it is “more likely than not” that the net deferred income tax assets will be realized.

Prior to 1984, Federal income tax law allowed life insurance companies to exclude from taxable income and set aside certain amounts in a tax memorandum account known as the Policyholder Surplus Account (“PSA”).  Under the tax law, the PSA has been frozen at its December 31, 1983 balance of $2,900,000, which may under certain circumstances become taxable in the future.  The Insurance Company does not believe that any significant portion of the amount in this account will be taxed in the foreseeable future.  Accordingly, no provision for income taxes has been made thereon.  If the amount in the PSA were to become taxable, the resulting liability using current rates would be approximately $1,015,000.  The Company has a net operating loss of approximately $912,000 and it expires in 2023.

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

Reinsurance ceded from the Insurance Company to Swiss Re Life & Health America, Inc. at December 31, 2006 and 2005 consists of coinsurance agreements aggregating face amounts of $317.8 million and $346.5 million, respectively, representing the amount of individual life insurance contracts that were ceded to the reinsurers.  The term “coinsurance” refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy to be reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

Premiums ceded for 2006, 2005 and 2004 amounted to approximately $5.0 million, $5.5 million, and $6.1 million, respectively.

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

Effective January 1, 2002, the NAIC adopted the Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments.  However, statutory accounting principles continue to be established by individual state laws and permitted practices.  The NYSID required adoption of the Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2002.  DTA’s are equal to the lesser of: the amount of gross DTA expected to be realized within one year of the balance sheet date; or ten percent of statutory capital and surplus as reported on its most recently filed statutory statement. This change allowed the Insurance Company to realize a DTA of approximately $41.8 million in 2006 and $2.7 million in 2005. The Codification, as currently interpreted, did not adversely affect statutory capital or surplus as of December 31, 2006.

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

The Company determines the fair value of its limited partnership investments based upon financial reports and valuations provided by the general partners.  As of December 31, 2006, the Company has an unrealized gain of $51.3 million from its limited partnership investments, which carry a book value of $268.0 million at December 31, 2006.  As of December 31, 2006, the Company was committed to contribute, if called upon, an aggregate of approximately $111.6 million of additional capital to certain of these limited partnerships.

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

December 31, 2006	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	$3,261,817	$3,261,817
Common Stock	45,266	45,266
Derivatives	9,784	9,784
Policy Loans	17,965	17,965
Cash and Short-Term Investments	859,379	859,379
Other Long-Term Investments	267,975	267,975
Liabilities
Policyholders' Account Balances	$2,969,434	$2,918,778
Note Payable	100,000	100,000
Short-Term Note Payable	50,000	50,000

December 31, 2005	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	$4,032,702	$4,032,702
Common Stock	44,725	44,725
Derivatives	18,996	18,996
Policy Loans	19,670	19,670
Cash and Short-Term Investments	316,001	316,001
Other Long-Term Investments	283,153	283,153
Liabilities
Policyholders' Account Balances	$3,269,881	$3,276,182
Note Payable	100,000	100,000
Short-Term Note Payable	50,000	50,000

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is presented below.  Certain amounts have been reclassified to conform to the current year's presentation.

		Three Months Ended
2006		March 31 June 30	September 30	December 31
(in thousands, except per share)
Premiums and other
Insurance revenues	$11,651	$12,290	$8,853	$13,224
Net investment income	80,098	71,290	83,674	81,353
Realized investment gains/(losses)	10,828	14,039	(20,974)	(7,500)
Total revenues	102,577	97,619	71,553	87,077
Benefits and expenses	71,342	70,808	72,513	74,000
Net income	$ 20,419	$ 17,603	$ 3,763	$ 7,928

Earnings per share, basic	$.69	$.60	$.13	$.27

Three Months Ended
2005	March 31 June 30		September 30	December 31
(in thousands, except per share)
Premiums and other
Insurance revenues	$ 10,821	$ 12,392	$ 11,340	$ 9,307
Net investment income	84,956	92,275	86,682	75,798
Realized investment gains	61,072	5,585	7,275	1,078
Total revenues	156,849	110,252	105,297	86,183
Benefits and expenses	85,735	79,426	76,064	69,144
Net income	$ 46,556	$ 20,168	$ 19,125	$ 5,740

Earnings per share, basic	$ 1.58	$ .69	$ .65	$ .20

12.  RISK-BASED CAPITAL

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2006, the Insurance Company’s Company Action Level was $89.9 million and the Mandatory Control Level was $31.5 million. The Insurance Company’s adjusted capital at December 31, 2006 and 2005 was $380.3 million and $338.3 million, respectively, which exceeds all four action levels.

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

The amount of these assessments against the Insurance Company in 2006 and prior years have not been material.  However, the amount and timing of any future assessment against the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Corporation and the Insurance Company.  As such, no reasonable estimate of such assessments can be made.

14.  ANNUITY AND UNIVERSAL LIFE DEPOSITS

The Company offers, among other products, annuity and universal life insurance.  The amounts received as deposits for each of the years ended December 31 are as follows:

	2006	2005	2004
	(in thousands)
Universal Life	$1,474	$1,453	$1,567
Annuity	163,648	139,688	234,494

Total	$165,122	$141,141	$236,061

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

A reconciliation of the Insurance Company’s net income (loss) as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2006, 2005 and 2004 is set forth in the following table:

(in thousands)	2006	2005	2004
Statutory net income (loss)	$74,976	$103,569	$36,309

Reconciling items:
Deferred policy acquisition costs	(9,020)	(20,040)	(4,461)
Investment income difference	(9,033)	3,267	-
GAAP Deferred taxes	(197)	(40,614)	(7,317)
Policy liabilities and accruals	15,449	3,942	40,263
IMR amortization	(2,938)	(1,736)	(6,751)
IMR capital gains	494	48,171	5,998
Payor Swaptions	(15,307)	(435)	-
Federal income taxes	(3,831)	2,916	(354)
Other	287	39	158
Non-insurance company’s net income	(1,167)	(7,490)	2,120

GAAP net income	$49,713	$91,589	$65,965

A reconciliation of the Insurance Company’s shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31 is set forth in the following table:

(in thousands)	2006	2005
Statutory shareholders’ equity	$330,104	$292,944

Reconciling items:
Asset valuation and interest maintenance reserves	117,095	116,321
Investment valuation differences	123,694	180,252
Deferred policy acquisition costs	81,069	80,394
Policy liabilities and accruals	128,090	83,882
Difference between statutory and GAAP deferred taxes	(114,415)	(91,073)
Other	(2,618)	643
Non-insurance company’s shareholders’ equity	(23,432)	(36,867)

GAAP shareholders’ equity	$639,587	$626,496

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

December 31,
	2006	2005

ASSETS:
Investment in subsidiaries at equity	$663,106	$661,843
Cash in bank	2,559	(2,094)
Real estate, net	35	35
Fixed maturities, available for sale	88,873	89,383
Investments, common stocks	17,822	19,239
Short-term investments	24,668	12,197
Other long-term investments	2	2
Deferred debt issue costs	479	701
Other assets	4,877	5,318

TOTAL ASSETS	$802,421	$786,624

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Notes payable, long term	100,000	100,000
Short-term note payable	50,000	50,000
Other liabilities	12,834	10,128

TOTAL LIABILITIES	162,834	160,128

Total Shareholders' Equity	639,587	626,496

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$802,421	$786,624

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(in thousands)
Year Ended December 31,
	2006	2005	2004
REVENUES:
Income from rents	$ 803	$ 788	$ 772
Investment income	8,764	8,228	10,197
Realized investment gains (losses)	3,863	(712)	3,203

Total Revenues	13,430	8,304	14,172

EXPENSES:
Operating and administrative	1,734	1,291	1,298
Interest	11,593	10,789	9,806

Total Expenses	13,327	12,080	11,104

Income (Loss) before federal income taxes
and equity in income of subsidiaries	103	(3,776)	3,068

Federal income tax expense	1,272	3,585	951
Income (Loss) before equity in income of subsidiaries	(1,169)	(7,361)	2,117

Equity in income of subsidiaries
before deducting dividends received	50,882	98,950	63,848

Net income (loss)	$ 49,713	$ 91,589	$ 65,965

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

	2006	2005	2004
Operating Activities:
Net Income	$ 49,713	$ 91,589	$ 65,965
Adjustments to reconcile net income to
net cash provided by operating activities:
Realized investment losses (gains)	(3,863)	712	(3,203)
Depreciation and amortization	893	893	893
Stock Option Compensation	562	-	-
Equity in income of subsidiary companies	(50,882)	(98,950)	(63,848)
Deferred Federal income taxes	349	1,806	1,356
Dividend from Subsidiaries	20,000	-	-
Changes in:
Accrued investment income	168	110	210
Accounts payable and accrued expenses	144	20	123
Other assets and liabilities	1,007	15,572	(9,642)

Net Cash Provided By (Used In) Operating Activities	18,091	11,752	(8,146)

Investing Activities:
Purchase of fixed maturities	(10,436)	(1,049)	(665)
Sale of fixed maturities	15,494	7,008	18,103
Common stock acquisitions	(18,170)	(20,887)	(13,822)
Common stock sales	23,384	21,341	11,165
Other invested asset distributions	-	-	1,110
Decrease (increase) in short-term investments	(12,471)	(9,087)	1,585

Net Cash Provided by (Used In) Investing Activities	(2,199)	(2,674)	17,476

Financing Activities:
Dividends to shareholders	(11,784)	(11,759)	(11,728)
Repurchase of common stock	545	905	-

Net Cash Used In Financing Activities	(11,239)	(10,854)	(11,728)

Increase (Decrease) in Cash	4,653	(1,776)	(2,397)

Cash at Beginning of Year	(2,094)	(318)	2,080

Cash at End of Year	$ 2,559	$ (2,094)	$ (318)

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES								Schedule III
SUPPLEMENTAL INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column F-1	Column G	Column H	Column I	Column J	Column K
Benefits,
Claims, Losses,
		Future Policy						Interest
		Benefits,		Other				Credited to
		Losses, Claims,		Policy		Mortality,		Account	Amortization
	Deferred	Loss Expenses,		Claims		Surrender		Balances	of Deferred
	Policy	and Policy-		and		and Other	Net	and	Policy	Other
	Acquisition	holder Account	Unearned	Benefits	Premium	Charges to	Investment	Settlement	Acquisition	Operating	Premiums
	Costs	Balances	Premiums	Payable	Revenue	Policyholders	Income	Expenses	Costs	Expenses	Written

Year Ended December 31, 2006
Life Insurance	$ 15,255	$ 223,622	$ -	$ -	$ 9,355	$ 41	$ 17,121	$ 16,892	$ 1,791	$ 6,657
Annuity	65,814	3,469,180	-	-	27,601	1,288	299,179	222,066	19,283	20,205
Accident and Health	-	2,503	-	-	4,476	-	115	2,381	-	1,010	$ 4,476
Total	$ 81,069	$ 3,695,305	$ -	$ -	$ 41,432	$ 1,329	$ 316,415	$ 241,339	$ 21,074	$ 27,872	$ 4,476

Year Ended December 31, 2005
Life Insurance	$ 14,692	$ 220,790	$ -	$ -	$ 7,138	$ 69	$ 17,257	$ 15,635	$ 1,591	$ 3,747
Annuity	65,702	3,772,063	-	-	27,383	1,326	322,337	236,538	26,811	10,658
Accident and Health	-	3,028	-	-	4,622	-	117	2,726	-	838	$ 4,622
Total	$ 80,394	$ 3,995,881	$ -	$ -	$ 39,143	$ 1,395	$ 339,711	$ 254,899	$ 28,402	$ 15,243	$ 4,622

Year Ended December 31, 2004

Life Insurance	$ 14,148	$ 214,146	$ -	$ -	$ 7,693	$ 86	$ 17,464	$ 12,065	$ 1,119	$ 3,864
Annuity	66,281	3,751,416	-	-	28,356	1,141	321,860	238,547	14,762	11,823
Accident and Health	-	2,219	-	-	4,366	-	118	2,654	-	643	$ 4,366
Total	$ 80,429	$ 3,967,781	$ -	$ -	$ 40,415	$ 1,227	$ 339,442	$ 253,266	$ 15,881	$ 16,330	$ 4,366

REINSURANCE (in thousands)				Schedule IV

Column A	Column B	Column C	Column D	Column E
			Assumed
		Ceded to	From
	Gross	Other	Other	Net
	Amount	Companies	Companies	Amount

Year Ended December 31, 2006
Life Insurance in Force	$ 1,253,908	$ 755,516	$ 1,185,426	$ 1,683,818

Premiums:
Life Insurance	13,113	5,076	1,318	9,355
Annuity	27,601	-	-	27,601
Accident and Health Insurance	6,403	1,927	-	4,476

Total	$ 47,117	$ 7,003	$ 1,318	$ 41,432

Year Ended December 31, 2005
Life Insurance in Force	$ 1,308,974	$ 814,538	$ 1,083,542	$ 1,577,978

Premiums:
Life Insurance	11,564	5,522	1,096	7,138
Annuity	27,384	-	-	27,384
Accident and Health Insurance	6,923	2,301	-	4,622

Total	$ 45,871	$ 7,823	$ 1,096	$ 39,144

Year Ended December 31, 2004
Life Insurance in Force	$ 1,354,417	$ 868,321	$ 799,466	$ 1,285,562

Premiums:
Life Insurance	10,448	6,097	3,342	7,693
Annuity	28,356	-	-	28,356
Accident and Health Insurance	6,105	1,739	-	4,366

Total	$ 44,909	$ 7,836	$ 3,342	$ 40,415

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

Date: March 14, 2007

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

Date: March 14, 2007

/s/Charles Snyder

                                                                                                                                 ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.01

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

Herbert Kurz

Chief Executive Officer

March 14, 2007

Exhibit 32.02

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(3)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

Charles Snyder

Treasurer and Chief Financial Officer

March 14, 2007

S-9