Form 10-Q
period 2007-03-31
PRESIDENTIAL LIFE CORP
filed 2007-05-04
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007	Commission file number 0-5486

Presidential Life Corporation

Delaware	13-2652144
(State of incorporation)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 3, 2007 was 29,507,398.

INDEX

Part I	Financial Information		Page No.

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	March 31, 2007 (Unaudited) and December 31, 2006		3

	Condensed Consolidated Statements of Income (Unaudited)
	For the Three months ended March 31, 2007 and 2006		4

	Condensed Consolidated Statements of Shareholders'
	Equity (Unaudited) - For the Three months ended
	March 31, 2007 and 2006		5

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	For the Three months ended March 31, 2007 and 2006		6

	Notes to Condensed Consolidated Financial Statements (Unaudited)		7-15

Item 2.	Management's Discussion and Analysis of		16-26
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		27

Item 4.	Controls and Procedures		27

Part II -	Other Information		28

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			29-30

Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			31
			32
			33
			34

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Amortized cost of
$3,378,809 and $3,123,677 respectively)	$ 3,507,479	$ 3,261,817
Common stocks (Cost of $35,515 and
$31,560, respectively)	49,217	45,266
Derivative instruments, at fair value	7,159	9,784
Real estate	415	415
Policy loans	18,229	17,965
Short-term investments	529,259	839,535
Other long-term investments	273,310	267,975
Total Investments	4,385,068	4,442,757

Cash and cash equivalents	6,301	19,844
Accrued investment income	48,346	46,514
Amounts due from security transactions	2,700	5,564
Federal income tax recoverable	-	5,716
Deferred policy acquisition costs	77,749	81,069
Furniture and equipment, net	489	446
Amounts due from reinsurers	13,475	13,682
Other assets	1,730	1,772
Assets held in separate account	1,984	2,008
TOTAL ASSETS	$ 4,537,842	$ 4,619,372

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 2,900,965	$ 2,969,434
Future policy benefits:
Annuity	648,750	649,110
Life and accident and health	67,057	66,355
Other policy liabilities	10,180	10,406
Total Policy Liabilities	3,626,952	3,695,305

Short-term note payable	50,000	50,000
Notes payable	100,000	100,000
Federal income tax payable	8,004	-
Deferred federal income taxes, net	72,947	76,190
Deposits on policies to be issued	2,598	5,522
General expenses and taxes accrued	2,755	5,082
Other liabilities	22,565	45,678
Liabilities related to separate account	1,984	2,008
Total Liabilities	3,887,805	3,979,785

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,506,408 and 29,469,072 shares, respectively	295	294
Additional paid in capital	3,123	2,314
Accumulated other comprehensive gain	112,701	118,444
Retained earnings	533,918	518,535
Total Shareholders’ Equity	650,037	639,587
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$ 4,537,842	$ 4,619,372

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED MARCH 31, (UNAUDITED)
REVENUES:	2007	2006
Insurance Revenues:
Premiums	$ 3,301	$ 3,029
Annuity considerations	7,330	7,438
Universal life and investment type policy fee income	735	817
Net investment income	75,849	80,098
Realized investment gains	13,629	10,828
Other income	536	367

TOTAL REVENUES	101,380	102,577

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,113	3,210
Annuity benefits	19,230	18,697
Interest credited to policyholders' account balances	33,232	39,382
Interest expense on notes payable	2,411	2,332
Other interest and other charges	246	175
Increase (Decrease) in liability for future policy benefits	321	(681)
Commissions to agents, net	2,701	2,104
General expenses and taxes	4,119	2,992
Change in deferred policy acquisition costs	3,786	3,131

TOTAL BENEFIT AND EXPENSES	69,159	71,342

Income before income taxes	32,221	31,235

Provision for income taxes
Current	11,176	9,460
Deferred	(60)	1,357
	11,116	10,817

NET INCOME	$ 21,105	$ 20,418

Earnings per common share, basic	$ .72	$ .69
Earnings per common share, diluted	$ .71	$ .69

Weighted average number of shares outstanding during the period, basic	29,500,599	29,429,307
Weighted average number of shares outstanding during the period, diluted	29,688,466	29,671,302

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(in thousands, except per share data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2006	$ 294	$ 1,207	$ 480,606	$ 144,389	$ 626,496

Comprehensive Income:

Net Income			20,418		20,418

Rate Lock Adjustment				(1,959)	(1,959)

Net Unrealized Investment Losses				(54,641)	(54,641)

Comprehensive Income					(36,182)

Issuance of Shares Under stock option plan		86			86

Share Based Compensation		120			120

Dividends Paid to Shareholders ($.10 per share)			(2,943)		(2,943)

Balance at March 31, 2006	$ 294	$ 1,413	$ 498,081	$ 87,789	$ 587,577

Balance at January 1, 2007	$ 294	$ 2,314	$ 518,535	$ 118,444	$ 639,587
Cumulative effect of adoption of FIN 48			(2,036)		(2,036)
Balance at January 1, 2007, as adjusted	294	2,314	516,499	118,444	637,551

Comprehensive Income:

Net Income			21,105		21,105

Rate Lock Adjustment				(1,287)	(1,287)

Net Unrealized Investment Losses				(4,456)	(4,456)

Comprehensive Income					15,362

Issuance of Shares Under stock option plan	1	533			534

Share Based Compensation		276			276

Dividends paid to Shareholders ($.125 per share)			(3,686)		(3,686)

Balance at March 31, 2007	$ 295	$ 3,123	$ 533,918	$ 112,701	$ 650,037

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

THREE MONTHS ENDED MARCH 31, (UNAUDITED)
	2007	2006
OPERATING ACTIVITIES:
Net Income	$ 21,105	$ 20,418
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit)/Provision for deferred income taxes	(60)	1,357
Depreciation and amortization	249	235
Stock option expense	276	120
Net accrual of discount on fixed maturities	(3,939)	(7,015)
Realized investment gains	(13,629)	(10,828)
Changes in:
Accrued investment income	(1,832)	(1,368)
Deferred policy acquisition cost	3,786	3,131
Federal income tax payable	11,684	9,419
Liability for future policy benefits	342	(721)
Liability for amounts due brokers	(13,410)	352
Other items	(1,817)	(2,002)

Net Cash Provided By Operating Activities	$ 2,755	$ 13,098

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(414,381)	(152)
Maturities, calls and repayments	174,752	12,151
Sales	4,292	38,563
Common Stocks:
Acquisitions	(9,591)	(11,373)
Sales	6,019	18,177
Increase in short-term investments and policy loans	310,012	1,004
Other long-term investments:
Additions to other long-term investments	(16,823)	(27,012)
Distributions from other long-term investments	11,337	21,932
Amount due from security transactions	2,864	(2,055)

Net Cash Provided By Investing Activities	68,481	51,235

FINANCING ACTIVITIES:
Decrease in policyholders’ account balances	(68,469)	(63,269)
Bank overdrafts	(10,233)	(1,343)
Deposits on policies to be issued	(2,924)	950
Issuance of common stock	533	86
Dividends paid to shareholders	(3,686)	(2,943)

Net Cash Used In Financing Activities	(84,779)	(66,519)

Decrease in Cash and Cash Equivalents	(13,543)	(2,186)
Cash and Cash Equivalents at Beginning of Period	19,844	6,656

Cash and Cash Equivalents at End of Period	$ 6,301	$ 4,470

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ -	$ 42

Interest Paid	$ 4,675	$ 4,556

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

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Management believes that, although the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on Form 10-K on March 14, 2007.

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

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking and substantially all of their investments are at fair value.  In general, risks associated with such limited partnerships include those related to their underlying investments  (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships, with the exception of hedge fund limited partnerships, to typically make quarterly distributions (to the extent that distributions are available) of partnership earnings.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there is generally a reporting lag of up to one year for recording investment income that is not distributed during the year, which may result in significant adjustments in the subsequent year.  The adjustments to its estimates of investment income recorded during the preceding year (“true-up”) for the three month periods ended March 31, 2007 and 2006 amounted to approximately $5.6 and $6.1 million respectively.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there is also generally a one-year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2007.  Net unrealized gains (after tax effects) totaled approximately $33.3 million at March 31, 2007 and $33.4 million at December 31, 2006 and are included in the balance sheet under other comprehensive income.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of March 31, 2007 and December 31, 2006.  As of March 31, 2007, the Company was committed to contribute, if called upon, an aggregate of approximately $124 million of additional capital to certain of these limited partnerships.  $11.3 million in commitments will expire in 2007, $13.2 million in 2008, $5.4 million in 2009, $13.4 million in 2010, $61.7 million in 2011 and $18.9 million in 2012.

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

H.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the three months ended March 31, 2007 and 2006 was 29,688,466 and 29,671,302, respectively.  The dilution from the potential exercise of stock options outstanding reduced the EPS from $.72 to $.71 for the three months ended March 31, 2007.  The dilution from the potential exercise of stock options did not change basic EPS for the three months ended March 31, 2006.

I.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, and did not have a material impact on the Company’s consolidated financial statement, as we have not discovered material errors in prior years with material effect as of the reporting date.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. Any transition adjustment recognized on the date of adoption will be recorded as an adjustment to retained earnings as of the beginning of the adoption period. We adopted FIN 48 on January 1, 2007. See Note 7 - “Income Taxes” for a discussion of the impact of FIN 48.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Specifically, the new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company is the beginning of fiscal 2007. The adoption of SFAS 156 did not have an effect on the Company’s financial statements.

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.”  This statement removes an exception from the requirement to bifurcate an embedded derivative feature from a beneficial interest in securitized financial assets.  This statement also provides an election, on an instrument-by-instrument basis, to measure at fair value the entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis.  The Company adopted this guidance effective January 1, 2007, and it did not have a material effect on the Company's consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are consider impaired, whether that impairment is other-than-temporary, and how to measure such impairment loss.  FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  FSP 115-1 supersedes Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1") and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value ("Topic D-44") and nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  Adoption of this statement did not have an impact on the Company’s consolidated financial statements.

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-01 effective January 1, 2007, and at this time, it has no effect on the Company's consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"), a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3. The statement is a result of a broader effort by the FASB to converge standards with the International Accounting Standards Board ("IASB"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is impracticable. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have a material impact on the Company's consolidated financial statements.

In December 2004, FASB issued SFAS No. 123R, Share Based Payment. SFAS 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.  SFAS 123R provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities.  SFAS 123R also requires that the fair value of all share-based transactions be recorded in the financial statements.  The adoption of SFAS No. 123(R) in 2006 did not have a material impact on the Company’s consolidated results of operations.

2.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of March 31, 2007.

The following information summarizes the components of net investment income:

	For the three months ended March 31, 2007 (in thousands)	For the three months ended March 31, 2006 (in thousands)

Fixed maturities	$ 56,471	$ 63,646
Limited Partnerships	12,011	13,737
Common stocks	1,304	177
Short-term investments	7,796	3,566
Other investment income	402	388
	77,984	81,514

Less investment expenses	2,135	1,416

Net investment income	$ 75,849	$ 80,098

The following table presents fair value and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at March 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 30,026	$ 23	$ 207,776	$ 3,996	$ 237,802	$ 4,019
Corporate Bonds	174,210	2,167	946,569	35,112	1,120,779	37,279
Preferred Stocks	22,893	83	31,278	632	54,171	715
Subtotal Fixed Maturities	227,129	2,273	1,185,623	39,740	1,412,752	42,013
Common Stock	6,390	510	-	-	6,390	510
Total Temporarily Impaired Securities	$ 233,519	$ 2,783	$ 1,185,623	$ 39,740	$ 1,419,142	$ 42,523

The following table presents the fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 37,588	$ 886	$ 179,604	$ 4,443	$ 217,192	$ 5,329
Corporate Bonds	164,019	2,539	883,520	39,588	1,047,539	42,127
Preferred Stocks	19,813	382	23,077	365	42,890	747
Subtotal Fixed Maturities	221,420	3,807	1,086,201	44,396	1,307,621	48,203
Common Stock	4,652	555	-	-	4,652	555
Total Temporarily Impaired Securities	$ 226,072	$ 4,362	$1,086,201	$ 44,396	$ 1,312,273	$ 48,758

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by March 31, 2007.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 2,273	5.41
Twelve months or more	39,740	94.59
Total	$ 42,013	100.00

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2006.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 3,807	7.90
Twelve months or more	44,396	92.10
Total	$ 48,203	100.00

As of March 31, 2007 and December 31, 2006, the Company had approximately $170.7 million and $186.3 million, respectively, of gross unrealized gains in fixed maturities.

The Company’s investments are primarily concentrated in a variety of fixed income securities that are exposed to a combination of credit risk and interest rate risk, each of which can impact fluctuations in overall market valuation. During the 1st quarter of 2007, the portfolio experienced a slight decrease in market value caused by a rise in 30-year interest rates, as the 30-year Treasury yield increased from 4.81% to 4.86% during this period, representing a decrease in market value of .69 points or .73% of total value. During the same timeframe, the 10-year Treasury yield declined from 4.70% on December 31, 2006 to 4.66% on March 31, 2007. This represented an increase in market value of the benchmark 10-year Treasury of approximately .38 points, or .38% of total value. Given the general slowdown of economic growth in the U.S. economy and the announced policies of the U.S. Federal Reserve, the Company anticipates that overall interest rates will stay in a level trading range, generally trending towards lower levels by the end of 2007. The Company’s book value will generally increase when interest rates decrease and decrease when interest rates increase. Presidential Life Corporation’s book value per share increased from $21.68 at December 31, 2006 to $ 22.03 at March 31, 2007, as the earnings recorded by the Company offset the rise in interest rates.

Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry  has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.  As of March 31, 2007, the Company has concluded that securities with unrealized losses totaling  $42.0 million, are not other than temporarily impaired.

3.

NOTES PAYABLE

Notes payable at March 31, 2007 and December 31, 2006 consist of $100 million, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of March 31, 2007, unamortized costs were $424,000.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $1.3 million recorded in accumulated other comprehensive income as of March 31, 2007, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company amortizes the deferred loss from accumulated other comprehensive income to income over the term of the notes.  The Company expects to amortize approximately $672,000 into earnings during 2007.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of March 31, 2007, the Company believes that it is in compliance with all of the covenants.

The short-term note payable relates to a bank line of credit with JPMorgan Chase Bank in the amount of $50,000,000 and provides for interest on borrowings based on market indices.  At both March 31, 2007 and December 31, 2006 the Company had $50,000,000 outstanding. The line of credit is up for renewal on July 31, 2007.  If the bank chooses not to renew the line of credit, the Company would be forced to pay-down the $50 million in July 2007 or seek alternative financing options.

The Insurance Company holds a senior note payable of the Corporation with a par value of $9.8 million and a book value of $9.6 million.  The value of such note was not eliminated in the consolidated financial statements.  The Insurance Company holds the note as an asset in its financial statements, while the Corporation holds the note as a liability with no net effect in the consolidated financial statements.

4.

SHAREHOLDERS' EQUITY

In February 2007, the Company's Board of Directors approved an  increase in the quarterly dividend rate to $.125 per share from $.10 per share.  The Company is authorized pursuant to a resolution of the Board of Directors to repurchase 385,000 shares of its common stock.

5.

NET UNREALIZED INVESTMENT (LOSSES)/GAINS

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the Three months ended March 31, 2007:	(in thousands)
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (19,960)	$ 6,986	$ (12,974)
Plus: reclassification adjustment for gains realized in net income	13,629	(4,770)	8,859
Change related to deferred policy acquisition costs	(524)	183	(341)
Net unrealized investment losses	$ (6,855)	$ 2,399	$ (4,456)

For the Three months ended March 31, 2006:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (78,798)	$ 27,579	$ (51,219)
Plus: reclassification adjustment for gains realized in net income	10,828	(3,790)	7,038
Change related to deferred policy acquisition costs	(16,093)	5,633	(10,460)
Net unrealized investment losses	$ (84,063)	$ 29,422	$ (54,641)

6.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employee’s salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $66,900 and $65,500 into this plan during the three months ended March 31, 2007 and March 31, 2006, respectively.

7.

INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards and (c) a valuation allowance.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  In the US, we are no longer subject to US federal income tax examinations by tax authorities generally for years before 2000.  The years 2000 through 2003 are open due to audits the IRS is performing on partnership returns in which the company has an investment.  While the Company cannot predict the outcome of the current IRS examination, any adjustments are not expected to be material.  The examination is expected to be concluded during 2007.

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense.  Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of March 31, 2007 to be 34.5%.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $2.0 million increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.   The balance of the unrecognized tax benefits was $2,036,000 at both January 1, 2007 and March 31, 2007. If recognized, this entire adjustment would impact the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the FIN 48 liability above as of January 1, 2007 and March 31, 2007 was $185,000.

As of March 31, 2007, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

8.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 31, 2007, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

9.

SUBSEQUENT EVENTS

None

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

Executive Overview

Results

Basic earnings per share were $.72 and $.69 for the three-month periods ended March 31, 2007 and 2006, respectively.  Our total revenues in the first three months of 2007 and 2006 were approximately $101.4 million and approximately $102.6 million, respectively. The decrease from 2006 to 2007 was primarily due to a decrease in investment income of approximately $4.2 million, partially offset by an increase in realized investment gains of approximately $2.8 million.

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

The primary market risk in the Company’s investment portfolio is interest rate risk and to a lesser degree, equity price risk.  The Company's exposure to foreign exchange risk is not significant.  The Company has no direct commodity risk.  Changes in interest rates can potentially impact the Company’s profitability.  In certain scenarios where interest rates are volatile, the Company could be exposed to disintermediation risk and reduction in net interest rate spread or profit margin.  To help address this risk, the Company has entered into a series of Payor Swaption investments designed to protect the Company against an instantaneous rise in the interest rates of 300 basis points.  (See the discussion below in “Asset/Liability Management” under Management’s discussion and Analysis.

Risk-Based Capital

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2006, the Insurance Company’s Company Action Level was $89.9 million and the Mandatory Control Level was $31.5 million. The Insurance Company’s adjusted capital at December 31, 2006 was $380.3 million, which exceeds all four action levels.

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

In February 2007, A.M. Best Company reaffirmed the Insurance Company’s rating at “B+” (Good).  Publications of A.M. Best indicate that the “B+” rating is assigned to those companies that, in A.M. Best's opinion, have achieved a very good overall performance when compared to the norms of the insurance industry and that generally have demonstrated a good ability to meet their respective policyholder and other contractual obligations over a long period of time.  The B+ rating is within A.M Best’s “Secure” classification, along with A++, A+, A, A-, and B++ ratings.  In 2007, A.M. Best Company changed the Financial Strength Rating Descriptor for B+ and B++ ratings on insurance companies from “Very Good” to “Good”.  The change was made to make the Rating Descriptor consistent with the existing Rating definition and did not, in any way, represent a change in A.M. Best’s opinion of the Company.

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

In March 2007, Standard & Poor's Corporation (“Standard & Poor's”) raised the Insurance Company's insurance financial strength rating from a BB- which is defined as “a vulnerability to the broad array of risks that are embedded in its investment and operational profile” to a BB, which is defined as “marginal financial security with positive attributes, but adverse business conditions could lead to insufficient ability to meet financial commitments.”  In March 2007, Standard & Poors raised the credit rating of the Senior Notes from a B- (weak financial security, adverse business conditions will likely impair its ability to meet financial commitments) to a B (weak financial security, adverse business conditions will likely impair its ability to meet financial commitments) with a stable outlook.

Results of Operations

Comparison of the three months ended March 31, 2007 with the same period in 2006 and a comparison of significant items for the three months ended March 31, 2007 with the same period in 2006.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $10.6 million for the three months ended March 31, 2007 from approximately $10.5 million for the three months ended March 31, 2006.  Of this amount, annuity considerations were approximately $7.3 million for the three months ended March 31, 2007 as compared to approximately $7.4 million for the three months ended March 31, 2006.  In accordance with GAAP, sales of single premium deferred annuities and single premium immediate income annuities without life contingencies are not reported as insurance revenues, but rather as additions to policyholder account balances.  Based on statutory accounting, revenue from sales of single premium annuities were approximately $35.8 million and approximately $31.5 million during the three months ended March 31, 2007 and March 31, 2006, respectively.  The increase is primarily attributable to stronger sales of our single premium deferred annuity product.  Premiums increased approximately $.3 million due to an increase in sales of our graded benefit life insurance.

Policy Fee Income

Universal life and investment type policy fee income was approximately $.7 million for the three-month period ended March 31, 2007 and approximately $.8 million for the three month period ended March 31, 2006.

Net Investment Income

Net investment income totaled approximately $75.8 million during the first three months of 2007, as compared to approximately $80.1 million during the first three months of 2006.  This represents a decrease of approximately $4.3 million.  This decrease is due principally to a decrease in income from fixed maturities and limited partnerships.  Income from fixed maturities decreased by approximately $7.1 million and was partially offset by an increase in investment income from short-term investments of approximately $4.2 million.  The decrease in income from fixed maturities was primarily due to the Company’s duration shortening program, which involved the sale of higher yielding long-term investments and the investment into lower yielding short-term investments.  (See discussion on the Asset/Liability Management in the Management Discussion and Analysis of Financial Condition and Results of Operations).  Income from limited partnerships decreased by approximately $1.7 million.  This decrease reflects the inherent volatility in the amount and timing of the distributions of realized capital gains and income from the Company’s limited partnership investments.  The Company's ratios of net investment income to average cash and invested assets  (based on book value) less net investment income for the three month periods ended March 31, 2007 and March 31, 2006 were 7.33% and 7.39%, respectively.

Net Realized Investment Gains and Losses

Realized investment gains amounted to approximately $13.6 million during the first three months of 2007, as compared to approximately $10.8 million during the first three months of 2006.  An increase in realized gains on fixed maturities of approximately $15.5 was partially offset by a decrease in realized gains on common stock of approximately $3.9 million and a decrease in the fair value of payor swaptions of approximately $8.9 million.  Realized investment gains from fixed maturities were primarily due to calls on the Company’s trust preferred securities.

Realized investment gains and losses for the three months ended March 31, 2006 include realized investment losses or write downs of $3.0 million attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio.  The Company had no write-downs attributable to other than temporary impairments for the three months ended March 31, 2007.  In 2006, the Company limited its new investments to primarily high-grade commercial paper (predominately rated A1/P1) with maturities of less than 30 days.  During the 1st quarter of 2007, the Company reinvested a substantial portion of this short-term commercial paper in investment grade corporate bonds with a weighted average maturity of approximately 2.5 years.

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

Total Benefits and Expenses

Total benefits and expenses for the three months ended March 31, 2007 aggregated approximately $69.2 million, as compared to approximately $71.3 million for the three months ended March 31, 2006.  This represents a decrease of $2.1 million from the first three months of 2006.  The reasons for this decrease are discussed in the following paragraphs.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $56.1 million for the three months ended March 31, 2007, as compared to approximately $60.8 million for the three months ended March 31, 2006. This represents a decrease of $4.7 million.  This decrease is primarily due to increased surrenders on deferred annuities that exceeded new premiums.

The Insurance Company’s average credited rate for reserves and account balances for the three months ended March 31, 2007 and 2006 was less than the Company’s ratio of net investment income to mean assets (based on book value) for the same period as noted above under “Net Investment Income”. Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to book value mean assets  (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will broaden the Spread.  The actual spread, excluding capital gains, for the three months ended March 31, 2007 was 2.05% compared to 1.97% for the same period in 2006.  The increase is due to a reduction in the credited rate partially offset by a reduction in the earned rate.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $2.4 million for the three months ended March 31, 2007, and approximately $2.3 million for the three months ended March 31, 2006.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $6.8 million for the three months ended March 31, 2007, as compared to approximately $5.1 million for the three months ended March 31, 2006.  This represents an increase of approximately $1.7 million.  The increase was primarily due to increased consulting fees as well as increased costs associated with higher commissions and selling expenses associated with the higher level of sales of single premium annuities.

Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the three months ended March 31, 2007 resulted in a charge of approximately $3.8 million, as compared to a charge of approximately $3.1 million for the three months ended March 31, 2006.

The change in net DAC is attributable to the costs associated with product sales, which have been deferred, (accounting for a credit of approximately $2.3 million in the first three months of 2007 and $1.9 million in the first three months of 2006).  Another portion of such change is due to amortization of the DAC of deferred annuity business.  Such changes accounted for a charge of approximately $4.8 million in the first three months of 2007 as compared to a charge of approximately $3.7 million in the first three months of 2006.  The balance of the change in net DAC is due to the amortization of the DAC for the remainder of the business including traditional and universal life as well as immediate and variable annuities (accounting for a charge of approximately $1.3 million for the first three months of both 2007 and 2006).

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $32.2 million for the three months ended March 31, 2007, as compared to approximately $31.2 million for the three months ended March 31, 2006.

Income Taxes

Income tax expense was approximately $11.1 million for the first three months of 2007 as compared to approximately $10.8 million for the first three months of 2006.  The increase is attributable to higher income before income taxes.

 Net Income

For the reasons discussed above, the Company had net income of approximately $21.1 million during the three months ended March 31, 2007 and a net income of approximately $20.4 million during the three months ended March 31, 2006.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal sources of cash are interest on its investments, dividends from the Insurance Company, and. rent from its real estate.  During the first quarter of 2007, the Company's Board of Directors declared a quarterly cash dividend of $.125 per share payable on April 2, 2007.  During the first three months of 2007 the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, which it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses).  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In 2006 the Insurance Company made a $20 million dividend payment to the Company.  The Insurance Company paid no dividends to the Company during the first three months of 2007 however; the Insurance Company paid $10 million in dividends to the Company on April 2, 2007.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 51.2% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  Due to increased competition, and an increasing amount of policies with expiring surrender changes, we experienced an increase in surrenders on our annuity products in 2006 and 2007.  Policyholder account balance surrenders totaled approximately $103.2 million and $96.4 million for the three-month periods ending March 31, 2007 and 2006, respectively.   In 2007, approximately 22% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently managed this business regardless of the rate trends.  The Company's ratio of surrenders to average reserves on its deferred annuity business for the first three months of 2007 is approximately 15% on an annualized basis.  We expect the surrender rate to remain at a relatively high level for approximately the next three quarters, as large blocks of business come off of surrender charges during this time period.

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

The Company's asset/liability management process is designed to limit the duration mismatch of its assets and liabilities.  To achieve yield objectives in the current environment (i.e. a relatively flat or inverted yield curve with the expectation of possible further federal reserve rate increases), investments have been largely short-term in an effort to mitigate interest rate risk in the event that a substantial call on liabilities required the Company to liquidate some investments.  In such event, the Company would experience a decline in overall investment income due to the sale of higher yielding invested assets.  The Company would attempt to minimize the loss of income by the selection for sale of those shorter-term assets, which would produce the highest possible price.  Moreover, the mix of the Company's products between deferred and immediate annuities provides the Company with some protection against excessive calls on liabilities.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately $2.8 million and $13.1 million during the three months ended March 31, 2007 and 2006, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $68.5 million, and $51.2 million during the three months ended March 31, 2007 and 2006, respectively.

For purposes of the Company's condensed consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.    Net cash used in the Company's financing activities amounted to approximately $(84.8) million and $(66.5) million during the three months ended March 31, 2007 and 2006, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately 11.7% and 18.2% as of March 31, 2007 and December 31, 2006, respectively).  The effective duration of the Company's debt portfolio was approximately 4.9 years as of March 31, 2007 (as compared to 6.1 years as of March 31, 2006), reflecting in part the impact of the portfolio rebalancing activities during 2005 and 2006.  The Company's fixed maturity investments are all classified as available for sale and may be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and various other economic conditions.

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

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of both March 31, 2007 and December 31, 2006, approximately 4.9% of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, of which approximately 90% were originally purchased as investment grade and approximately 10% were purchased to achieve a more favorable investment yield. All of these are classified as available for sale and reported at fair value. As of March 31, 2007 and December 31, 2006, the carrying value of these securities was approximately $259.5 million and $274.9 million, respectively, (representing approximately 5.8% and 6.2% of the Company's investment portfolio, respectively).

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

As of March 31, 2007, the carrying value of the Company’s limited partnerships was approximately $273.3 million or 6.2% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At March 31, 2007, the Company’s investments in equity securities, including limited partnership interests, were approximately 7.3% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Other long-term investments."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $124 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. $11.3 million in commitments will expire in 2007, $13.2 million in 2008, $5.4 million in 2009, $13.4 million in 2010, $61.7 million in 2011 and $18.9 million in 2012.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of March 31, 2007.

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

Asset/Liability Management

A persistent concern of the Insurance Company’s management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  During 2003 and 2004, the Insurance Company had permitted the duration gap between its assets and liabilities to rise during a period in which it expected relatively stable interest rates and, most importantly, in which its liabilities were largely protected by significant annuity surrender charges.  This strategy benefited the Company by allowing it to realize enhanced yield from longer duration assets.  At the end of 2004, the Insurance Company determined that the prospect of rising rates and declining surrender charges, as well as increased management of extension risk in its investment portfolio, necessitated a reduction in the duration mismatch.  The Company developed a duration reduction strategy, which involved the sale of certain longer duration assets that were purchased at prices below current market prices and reinvestment in shorter duration assets.  Since December 31, 2004, the Company has completed in excess of $1,238.9 million of asset repositioning.

The Company’s strategy also included the purchase of a laddered series of Payor Swaptions.  In July 2005, Presidential Life entered into a series of Payor Swaption investments designed to protect the Company against an instantaneous rise in interest rates of 300 basis points, as required by the New York State Insurance Department (Regulation 126).  Six contracts against the 10-year swap rate were executed with one dealer and three banks at a total cost of $19,430,625. During the 3rd quarter of 2006, Presidential sold the expiring 2006 Payor Swaption for $5,930,000, realizing a capital gain of $3,186,000. The proceeds were reinvested into a new Payor Swaption with notional value of $325,000,000 (increased from the $200,000,000 notional value of the expiring Payor Swaption) that expires on July 13, 2009, for a total cash consideration of $6,170,000.

 The Company has established ISDA Credit Support Agreements with the four counterparties. Three of the counterparties have ratings equal to or higher than Aa3/AA- by Moody's and S&P, respectively, and one counterparty carries an A1/A+ rating. These contracts expire in July 2007, July 2008 and July 2009 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of March 31, 2007 was $7,159,313. These investments are classified on the balance sheet as "Derivative Instruments". Under FAS 133, the value of the Payor Swaptions is recognized at "fair value" (market value), with the resulting change in fair value reflected in the statement of income as a realized loss or gain. The change in market value during the 1st Quarter of 2007 was a loss of $2,624,805.  The Company has determined that the average fair value, based upon weekly market values for the period (December 31, 2006 to March 31, 2007), was $8,056,067.

The Insurance Company conducts periodic cash flow tests assuming different interest rates scenarios in order to demonstrate the reserve adequacy.  If a test reveals a potential deficiency, the Insurance Company may be required to increase its reserves to satisfy its statutory accounting requirements.   Based on testing at December 31, 2006, the Insurance Company added an additional reserve of $51 million partially offset by an $18 million deferred tax asset, on a statutory basis, to address these contingencies.

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

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Long Term Debt Obligations	$ -	$ 100,000	$ -	$ -	$ 100,000
Interest on Long-Term Debt Obligations	$ 7,875	$ 7,875	$ -	$ -	$ 15,750

Policy Liabilities (1)	$ 758,059	$ 932,864	$ 748,887	$ 2,896,937	$ 5,336,747

(1) The difference between the recorded liability of $3,627.0 million, and the total contractual obligation amount of $5,336.7 million is $1,709.7 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total contractual obligation of $5,336.7 million, $3,545.0 million, or 66.4%, is from the Company’s deferred annuity, life, and accident and health business. Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (²GAAP²) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.  In applying these accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Insurance Company’s business operations.  Except for income taxes, there have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us beginning in fiscal 2007.  FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. For additional information regarding the adoption of FIN 48, see Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

New Accounting Pronouncements

See Note 1 of the condensed consolidated financial statements for a full description of the new accounting pronouncements including the respective dates of adoption and the effects on the results of operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. During the first three months of 2007, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2006.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2007, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  During or subsequent to the three month period ended March 31, 2007, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 31, 2007 the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 1A.  Risk Factors

The Company’s business is subject to certain risks and events that, if they occur, could adversely affect the financial condition and results of operations and the trading price of our common stock.  For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2006.  In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company’s risk factors since the date of filing the Annual Report.

The Company has adopted Enterprise Risk Management (“ERM”) as a methodology for managing risks.  The Company has engaged Tillinghast, a division of Towers Perrin, to assist in the process of implementing ERM.  Management is currently developing an Economic Capital framework as a key metric to support decision making at all levels across the firm.  In addition, management has developed a roadmap in order to improve its identification of key risks to strategic objectives, clarify governance structure, and identify potential gaps that may exist in current risk management.  By creating a more structured framework, enhancing investment decision-making and improving the identification of  major risks, management believes that ERM will play a fundamental role in the Company’s efforts to create and preserve shareholder value.

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

May 4, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   May 4, 2007

  /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:   May 4, 2007

  /s/ Charles J. Snyder

Charles J. Snyder, Chief Financial

Officer of the Registrant

PRESIDENTIAL LIFE CORPORATION

May 4, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  May 4, 2007

/s/Herbert Kurz

----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  May 4, 2007

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

Date: May 4, 2007

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

Date: May 4, 2007

                                          /s/Charles Snyder

                                                                                                    ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

May 4, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

-------------------

Charles Snyder

Treasurer and Chief Financial Officer

May 4, 2007