Form 10-Q
period 2007-06-30
PRESIDENTIAL LIFE CORP
filed 2007-08-07
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007	Commission file number 0-5486

Presidential Life Corporation

Delaware	13-2652144
(State of incorporation)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of August 6, 2007 was 29,534,425.

INDEX

Part I	Financial Information		Page No.

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	June 30, 2007 (Unaudited) and December 31, 2006		3

	Condensed Consolidated Statements of Income (Unaudited)
	For the Six months ended June 30, 2007 and 2006		4

	Condensed Consolidated Statements of Income (Unaudited)
	For the Three months ended June 30, 2007 and 2006		5

	Condensed Consolidated Statements of Shareholders'
	Equity (Unaudited) - For the Six months ended
	June 30, 2007 and 2006		6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	For the Six months ended June 30, 2007 and 2006		7

	Notes to Condensed Consolidated Financial Statements (Unaudited)		8-16

Item 2.	Management's Discussion and Analysis of		17-27
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		28

Item 4.	Controls and Procedures		28

Part II -	Other Information		29

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			30-31

Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			32
			33
			34
			35

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Amortized cost of
$3,253,938 and $3,123,677 respectively)	$ 3,311,410	$ 3,261,817
Common stocks (Cost of $39,769 and
$31,560, respectively)	56,696	45,266
Derivative instruments, at fair value	19,494	9,784
Real estate	415	415
Policy loans	19,159	17,965
Short-term investments	563,052	839,535
Other long-term investments	308,829	267,975
Total Investments	4,279,055	4,442,757

Cash and cash equivalents	4,982	19,844
Accrued investment income	48,287	46,514
Amounts due from security transactions	3,632	5,564
Federal income tax recoverable	1,199	5,716
Deferred policy acquisition costs	86,241	81,069
Furniture and equipment, net	564	446
Amounts due from reinsurers	13,949	13,682
Other assets	1,622	1,772
Assets held in separate account	451	2,008
TOTAL ASSETS	$ 4,439,982	$ 4,619,372

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 2,812,444	$ 2,969,434
Future policy benefits:
Annuity	647,462	649,110
Life and accident and health	67,520	66,355
Other policy liabilities	10,098	10,406
Total Policy Liabilities	3,537,524	3,695,305

Short-term note payable	50,000	50,000
Notes payable	100,000	100,000
Deferred federal income taxes, net	66,206	76,190
Deposits on policies to be issued	3,573	5,522
General expenses and taxes accrued	4,640	5,082
Other liabilities	24,829	45,678
Liabilities related to separate account	451	2,008
Total Liabilities	3,787,223	3,979,785

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,532,300 and 29,469,072 shares, respectively	295	294
Additional paid in capital	3,693	2,314
Accumulated other comprehensive gain	94,562	118,444
Retained earnings	554,209	518,535
Total Shareholders’ Equity	652,759	639,587
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$ 4,439,982	$ 4,619,372

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	SIX MONTHS ENDED JUNE 30, (UNAUDITED)
REVENUES:	2007	2006
Insurance Revenues:
Premiums	$ 6,728	$ 6,043
Annuity considerations	14,060	15,405
Universal life and investment type policy fee income	1,223	1,582
Net investment income	149,488	151,388
Realized investment gains	32,606	24,867
Other income	727	911

TOTAL REVENUES	204,832	200,196

BENEFITS AND EXPENSES:
Death and other life insurance benefits	6,218	5,971
Annuity benefits	38,700	37,654
Interest credited to policyholders' account balances	66,475	77,802
Interest expense on notes payable	5,106	5,009
Other interest and other charges	460	383
Decrease in liability for future policy benefits	(539)	(947)
Commissions to agents, net	5,466	4,684
General expenses and taxes	8,129	6,825
Change in deferred policy acquisition costs	6,013	4,768

TOTAL BENEFIT AND EXPENSES	136,028	142,149

Income before income taxes	68,804	58,047

Provision for income taxes
Current	20,681	13,636
Deferred	3,056	6,390
	23,737	20,026

NET INCOME	$ 45,067	$ 38,021

Earnings per common share, basic	$ 1.53	$ 1.29
Earnings per common share, diluted	$ 1.52	$ 1.28

Weighted average number of shares outstanding during the period, basic	29,507,405	29,435,671
Weighted average number of shares outstanding during the period, diluted	29,656,657	29,695,503

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED JUNE 30, (UNAUDITED)
REVENUES:	2007	2006
Insurance Revenues:
Premiums	$ 3,427	$ 3,014
Annuity considerations	6,730	7,966
Universal life and investment type policy fee income	488	764
Net investment income	73,639	71,290
Realized investment gains	18,977	14,039
Other income	192	546

TOTAL REVENUES	103,453	97,619

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,105	2,761
Annuity benefits	19,469	18,958
Interest credited to policyholders' account balances	33,243	38,420
Interest expense on notes payable	2,695	2,677
Other interest and other charges	214	207
Decrease in liability for future policy benefits	(860)	(266)
Commissions to agents, net	2,766	2,580
General expenses and taxes	4,010	3,833
Change in deferred policy acquisition costs	2,228	1,637

TOTAL BENEFIT AND EXPENSES	66,870	70,807

Income before income taxes	36,583	26,812

Provision for income taxes
Current	9,505	4,176
Deferred	3,116	5,033
	12,621	9,209

NET INCOME	$ 23,962	$ 17,603

Earnings per common share, basic	$ .81	$ .60
Earnings per common share, diluted	$ .81	$ .59

Weighted average number of shares outstanding during the period, basic	29,514,136	29,441,964
Weighted average number of shares outstanding during the period, diluted	29,644,172	29,724,988

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(in thousands, except per share data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2006	$ 294	$ 1,207	$ 480,606	$ 144,389	$ 626,496

Comprehensive Income:

Net Income			38,021		38,021

Rate Lock Adjustment				(1,791)	(1,791)

Net Unrealized Investment Losses				(85,801)	(85,801)

Comprehensive Income					(49,571)

Issuance of Shares Under stock option plan		316			316

Share Based Compensation		239			239

Dividends Paid to Shareholders ($.10 per share)			(5,888)		(5,888)

Balance at June 30, 2006	$ 294	$ 1,762	$ 512,739	$ 56,797	$ 571,592

Balance at January 1, 2007	$ 294	$ 2,314	$ 518,535	$ 118,444	$ 639,587
Cumulative effect of adoption of FIN 48			(2,036)		(2,036)
Balance at January 1, 2007, as adjusted	294	2,314	516,499	118,444	637,551

Comprehensive Income:

Net Income			45,067		45,067

Rate Lock Adjustment				(1,119)	(1,119)

Net Unrealized Investment Losses				(22,763)	(22,763)

Comprehensive Income					21,185

Issuance of Shares Under stock option plan	1	827			828

Share Based Compensation		552			552

Dividends paid to Shareholders ($.125 per share)			(7,357)		(7,357)

Balance at June 30, 2007	$ 295	$ 3,693	$ 554,209	$ 94,562	$ 652,759

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

SIX MONTHS ENDED JUNE 30, (UNAUDITED)
	2007	2006
OPERATING ACTIVITIES:
Net Income	$ 45,067	$ 38,021
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	3,056	6,390
Depreciation and amortization	499	473
Stock option expense	552	239
Net accrual of discount on fixed maturities	(8,658)	(14,142)
Realized investment gains	(32,606)	(24,867)
Changes in:
Accrued investment income	(1,773)	2,810
Deferred policy acquisition cost	6,013	4,768
Federal income tax payable	2,481	13,386
Liability for future policy benefits	(483)	(844)
Liability for amounts due brokers	(13,416)	13,407
Other items	(438)	(11,860)

Net Cash Provided By Operating Activities	$ 294	$ 27,781

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(432,229)	(9,680)
Maturities, calls and repayments	8,794	21,628
Sales	324,194	95,486
Common Stocks:
Acquisitions	(19,377)	(21,096)
Sales	11,753	32,620
Derivative Instruments:
Acquisitions	(6,156)	-
Sales	6,051	-
Increase (Decrease) in short-term investments and policy loans	275,289	(22,723)
Other long-term investments:
Additions to other long-term investments	(44,972)	(39,502)
Distributions from other long-term investments	33,115	45,527
Amount due from security transactions	1,932	(3,252)

Net Cash Provided By Investing Activities	$ 158,394	$ 99,008

FINANCING ACTIVITIES:
Decrease in policyholders’ account balances	(156,990)	(118,818)
Bank overdrafts	(8,081)	(2,671)
Deposits on policies to be issued	(1,949)	981
Issuance of common stock	827	316
Dividends paid to shareholders	(7,357)	(5,888)

Net Cash Used In Financing Activities	$ (173,550)	$ (126,080)

(Decrease) Increase in Cash and Cash Equivalents	(14,862)	709
Cash and Cash Equivalents at Beginning of Period	19,844	6,656

Cash and Cash Equivalents at End of Period	$ 4,982	$ 7,365

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 18,708	$ 250

Interest Paid	$ 5,397	$ 5,215

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

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Management believes that, although the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on Form 10-K on March 14, 2007.

We manage and report our business as a single segment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS 131”), which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 88%) and life insurance (approximately 12%).  The nature of these two product lines is sufficiently similar to permit their aggregation as a single reporting segment.  Approximately 73% of our life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and the Company does not take mortality charges on either product.  Moreover, the two products carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility with overlapping administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both the Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

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

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking and substantially all of their investments are at fair value.  In general, risks associated with such limited partnerships include those related to their underlying investments  (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships, with the exception of hedge fund limited partnerships, to typically make quarterly distributions (to the extent that distributions are available) of partnership earnings.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there is generally a reporting lag of up to one year for recording investment income that is not distributed during the year, which may result in significant adjustments in the subsequent year.  The adjustments to its estimates of investment income recorded during the preceding year (“true-up”) for the six month periods ended June 30, 2007 and 2006 amounted to approximately $9.0 million and

$300,000 respectively.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there is also generally a one-year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2007.  Net unrealized gains (after tax effects) totaled approximately $52.2 million at June 30, 2007 and $33.4 million at December 31, 2006 and are included in the balance sheet under other comprehensive income.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of June 30, 2007 and December 31, 2006.  As of June 30, 2007, the Company was committed to contribute, if called upon, an aggregate of approximately $172.2 million of additional capital to certain of these limited partnerships.  $14.2 million in commitments will expire in 2007, $10.0 million in 2008, $5.0 million in 2009, $11.4 million in 2010, $53.1 million in 2011 and $78.6 million in 2012.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.

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

H.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the six months ended June 30, 2007 and 2006 was 29,656,657 and 29,695,503, respectively.  The dilution from the potential exercise of stock options outstanding reduced the EPS by $.01 for the six months ended at both June 30, 2007 and June 30, 2006.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”).  If practicable, SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Specifically, the new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which, for the Company, is the beginning of fiscal 2007. The adoption of SFAS 156 did not have an effect on the Company’s consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"), a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3. The statement is a result of a broader effort by the FASB to converge standards with the International Accounting Standards Board ("IASB"). Unless it is impracticable, the statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have a material impact on the Company's consolidated financial statements.

In December 2004, FASB issued SFAS No. 123R, Share Based Payment. SFAS 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.  SFAS 123R provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities.  SFAS 123R also requires that the fair value of all share-based transactions be recorded in the financial statements.  The adoption of SFAS No. 123(R) in 2006 did not have a material impact on the Company’s consolidated financial statements.

2.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of June 30, 2007.

The following information summarizes the components of net investment income:

	For the six months ended June 30, 2007 (in thousands)	For the six months ended June 30, 2006 (in thousands)

Fixed maturities	$ 110,551	$ 127,313
Limited Partnerships	24,804	18,121
Common stocks	1,722	464
Short-term investments	14,750	7,429
Other investment income	973	819
	152,800	154,146

Less investment expenses	3,312	2,758

Net investment income	$ 149,488	$ 151,388

The following table presents fair value and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at June 30, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 50,324	$ 343	$ 195,507	$ 6,987	$ 245,831	$ 7,330
Corporate Bonds	543,056	7,218	905,251	53,870	1,448,307	61,088
Preferred Stocks	35,067	1,335	29,385	2,913	64,452	4,248
Subtotal Fixed Maturities	628,447	8,896	1,130,143	63,770	1,758,590	72,666
Common Stock	5,498	725	-	-	5,498	725
Total Temporarily Impaired Securities	$ 633,945	$ 9,621	$ 1,130,143	$ 63,770	$ 1,764,088	$ 73,391

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

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by June 30, 2007.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 8,896	12.24
Twelve months or more	63,770	87.76
Total	$ 72,666	100.00

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2006.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 3,807	7.90
Twelve months or more	44,396	92.10
Total	$ 48,203	100.00

As of June 30, 2007 and December 31, 2006, the Company had approximately $130.1 million and $186.3 million, respectively, of gross unrealized gains in fixed maturities.

The Company’s investments are primarily concentrated in fixed income securities that are exposed to a variety of risks, including interest rate and credit risk, each of which can significantly impact fluctuations in overall market valuation. During the first half of 2007, the portfolio experienced a decline in market value caused by a rise in interest rates, as the 10-year Treasury yield increased from 4.70% on December 31, 2006 to 5.04% as of June 30, 2007. This represented a decrease in the market value of the benchmark 10-year Treasury by approximately 2.43%. Credit spreads were relatively stable, as the 10-year spread of A-rated industrial bonds over Treasuries increased by only 4 basis points during the first half of 2007. The Company’s book value will generally increase when interest rates decrease and decrease when interest rates increase. Presidential Life Corporation’s book value per share increased from $21.68 at December 31, 2006 to $22.10 at June 30, 2007, as operating earnings and increased unrealized capital gains on the Company’s limited partnership investments offset the rise in interest rates.

Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.  As of June 30, 2007, the Company has concluded that securities with unrealized losses totaling $73.4 million, are not other than temporarily impaired.

3.

NOTES PAYABLE

Notes payable at June 30, 2007 and December 31, 2006 consist of $100 million, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of June 30, 2007, unamortized costs were $369,000.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $1.1 million recorded in accumulated other comprehensive income as of June 30, 2007, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company amortizes the deferred loss from accumulated other comprehensive income to income over the term of the notes.  The Company expects to amortize approximately $672,000 into earnings during 2007.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of June 30, 2007, the Company believes that it is in compliance with all of the covenants.

The short-term note payable relates to a bank line of credit with JPMorgan Chase Bank in the amount of $50,000,000 (“Bank Line”) and provides for interest on borrowings based on market indices.  At both June 30, 2007 and December 31, 2006 the Company had $50,000,000 outstanding. The Bank Line was up for renewal on July 31, 2007, however, on July 9, 2007, the Company paid down the full $50,000,000 Bank Line with available cash.  The proceeds from the Bank Line had previously been used as an arbitrage facility to purchase higher yielding investments.  The Company decided to pay off the Bank Line because due to the increased cost of the Bank Line it no longer provided a positive spread to the Company.

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

5.

NET UNREALIZED INVESTMENT (LOSSES)/GAINS

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the Six months ended June 30, 2007:	(in thousands)
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (56,324)	$ 19,713	$ (36,611)
Plus: reclassification adjustment for gains realized in net income	32,606	(11,412)	21,194
Change related to deferred policy acquisition costs	(11,302)	3,956	(7,346)
Net unrealized investment losses	$ (35,020)	$ 12,257	$ (22,763)

For the Six months ended June 30, 2006:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (129,423)	$ 45,298	$ (84,125)
Plus: reclassification adjustment for gains realized in net income	24,867	(8,703)	16,164
Change related to deferred policy acquisition costs	(27,446)	9,606	(17,840)
Net unrealized investment losses	$ (132,002)	$ 46,201	$ (85,801)

6.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employee’s salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $143,700 and $141,600 into this plan during the six months ended June 30, 2007 and June 30, 2006, respectively.

7.

INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards and (c) a valuation allowance.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  In the United States, the Company is no longer subject to federal income tax examinations by tax authorities, generally for the years prior to 2000.  From 2000 through 2003, however, the Company may be subject to tax examinations because the IRS is performing audits on partnership returns in which the Company has investments.  While the Company cannot predict the outcome of the current IRS examination, any adjustments are not expected to be material.  The examination is expected to be concluded during 2007.

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of June 30, 2007 to be 34.5%.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $2,000,000 increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.   The balance of the unrecognized tax benefits was $2,036,000 at both January 1, 2007 and June 30, 2007. If recognized, this entire adjustment would impact the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the FIN 48 liability above as of January 1, 2007 and June 30, 2007 was $185,000.

As of June 30, 2007, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

8.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of June 30, 2007, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

Executive Overview

Results

Basic earnings per share were $1.53 and $1.29 for the six-month periods ended June 30, 2007 and 2006, respectively.  Our total revenues in the first six months of 2007 and 2006 were approximately $204.8 million and approximately $200.2 million, respectively. The increase from 2006 to 2007 was primarily due to an increase in realized investment gains of approximately $7.7 million, partially offset by a decrease in investment income of approximately $1.9 million.

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

In May 2007, Moody's Investor Services (“Moody's”) reaffirmed the Insurance Company's insurance financial strength at Ba2 (“Questionable financial security”) with a stable outlook, and its rating on the Corporation’s Senior Notes at B2 (“Poor financial security”), with a stable outlook.

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

In July 2007, Fitch Ratings assigned the Insurance Company an Aq rating, “Strong,” - possessing strong capacity to meet policyholder and contract obligations based solely on the Company’s stand-alone financial statement characteristics.  Risk factors are moderate, and the impact of any adverse business and economic factors is expected to be small.

Results of Operations

Comparison of the six months ended June 30, 2007 with the same period in 2006 and a comparison of significant items for the three months ended June 30, 2007 with the same period in 2006.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased to approximately $20.8 million for the six months ended June 30, 2007 from approximately $21.4 million for the six months ended June 30, 2006.  Of this amount, annuity considerations were approximately $14.1 million for the six months ended June 30, 2007 as compared to approximately $15.4 million for the six months ended June 30, 2006.  In accordance with GAAP, sales of single premium deferred annuities and single premium immediate income annuities without life contingencies are not reported as insurance revenues, but rather as additions to policyholder account balances.  Based on statutory accounting, revenue from sales of single premium annuities were approximately $72.7 million and approximately $71.8 million during the six months ended June 30, 2007 and June 30, 2006, respectively.  The increase is primarily attributable to stronger sales of our single premium deferred annuity product.  Premiums increased approximately $.7 million due to an increase in sales of our graded benefit life insurance.

Policy Fee Income

Universal life and investment type policy fee income was approximately $1.2 million for the six-month period ended June 30, 2007 and approximately $1.6 million for the six-month period ended June 30, 2006.

Net Investment Income

Net investment income totaled approximately $149.5 million during the first six months of 2007, as compared to approximately $151.4 million during the first six months of 2006.  This represents a decrease of approximately $1.9 million.  This decrease is due principally to a decrease in income from fixed maturities partially offset by an increase in income from the limited partnerships and short term investments.  Income from fixed maturities decreased by approximately $15.7 million and was partially offset by an increase in investment income from short-term investments of approximately $7.3 million and limited partnerships of approximately $6.7 million.  The decrease in income from fixed maturities was primarily due to the Company’s duration shortening program, which involved the sale of higher yielding long-term investments and the investment into lower yielding short-term investments.  (See discussion on the Asset/Liability Management in the Management Discussion and Analysis of Financial Condition and Results of Operations).  Income from limited partnerships increased by approximately $6.7 million.  This increase reflects the inherent volatility in the amount and timing of the distributions of realized capital gains and income from the Company’s limited partnership investments.  The Company's ratios of net investment income to average cash and invested assets  (based on book value) less net investment income for the six month periods ended June 30, 2007 and June 30, 2006 were 7.29% and 7.00%, respectively.

Net Realized Investment Gains and Losses

Realized investment gains amounted to approximately $32.6 million during the first six months of 2007, as compared to approximately $24.9 million during the first six months of 2006.  An increase in realized gains on fixed maturities of approximately $17.9 million was partially offset by a decrease in realized gains on common stock of approximately $4.3 million and a decrease in the fair value of payor swaptions of approximately $5.8 million.  Realized investment gains from fixed maturities were primarily due to calls on the Company’s trust preferred securities.

Realized investment gains and losses for the six months ended June 30, 2006 include realized investment losses or write downs of $3.0 million attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio.  The Company had approximately $52,000 in write-downs attributable to other than temporary impairments in common stock for the six months ended June 30, 2007.  In 2006, the Company limited its new investments to primarily high-grade commercial paper (predominately rated A1/P1) with maturities of less than 30 days.  During the 1st quarter of 2007, the Company reinvested a substantial portion of this short-term commercial paper in investment grade corporate bonds with a weighted average maturity of approximately 2.5 years.

Realized gains were $19.0 million for the three months ended June 30, 2007 and $14.0 million for the three months ended June 30, 2006.  The variance of approximately $5.0 million is primarily due to an increase in the gain on derivative instruments of approximately $3.0 million and an increase in realized gains of fixed maturities of approximately $2.3 million.  See Item 2. Investments.

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

Total Benefits and Expenses

Total benefits and expenses for the six months ended June 30, 2007 aggregated approximately $136.0 million, as compared to approximately $142.1 million for the six months ended June 30, 2006.  This represents a decrease of approximately $6.1 million from the first six months of 2006.  Total benefits and expenses for the three months ended June 30, 2007 aggregated approximately $66.9 million, as compared to approximately $70.8 million for the three months ended June 30, 2006.  This represents a decrease of approximately $3.9 million from the second quarter of 2006.  The reasons for this decrease are discussed in the following paragraphs.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $111.3 million for the six months ended June 30, 2007, as compared to approximately $120.9 million for the six months ended June 30, 2006. This represents a decrease of $9.6 million.  Interest credited and other benefits to policyholders were approximately $55.2 million and $60.1 million for the three-month periods ended June 30, 2007 and June 30, 2006, respectively.  These decreases are primarily due to increased surrenders on deferred annuities that exceeded new premiums.

The Insurance Company’s average credited rate for reserves and account balances for the six months ended June 30, 2007 and 2006 was less than the Company’s ratio of net investment income to mean assets (based on book value) for the same period as noted above under “Net Investment Income”. Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to book value mean assets  (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will broaden the Spread.  The actual spread, excluding capital gains, for the six months ended June 30, 2007 was 2.00% compared to 1.59% for the same period in 2006.  The increase is due to both a reduction in the credited rate and an increase in the earned rate.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $5.1 million for the six months ended June 30, 2007, and approximately $5.0 million for the six months ended June 30, 2006.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $13.6 million for the six months ended June 30, 2007, as compared to approximately $11.5 million for the six months ended June 30, 2006.  This represents an increase of approximately $2.1 million.  The increase was primarily due to increased consulting fees as well as increased costs associated with higher commissions and selling expenses associated with the higher level of sales of single premium annuities.

General expenses, taxes and commissions to agents totaled approximately $6.8 million for the three months ended June 30, 2007, as compared to approximately $6.4 million for the three months ended June 30, 2006.

Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the six months ended June 30, 2007 resulted in a charge of approximately $6.0 million, as compared to a charge of approximately $4.8 million for the six months ended June 30, 2006.

The change in net DAC is attributable to the costs associated with product sales, which have been deferred, (accounting for a credit of approximately $5.3 million in the first six months of 2007 and $4.4 million in the first six months of 2006).  Another portion of such change is due to amortization of the DAC of deferred annuity business.  Such changes accounted for a charge of approximately $8.7 million in the first six months of 2007 as compared to a charge of approximately $6.4 million in the first six months of 2006.  The balance of the change in net DAC is due to the amortization of the DAC for the remainder of the business including traditional and universal life as well as immediate and variable annuities (accounting for a charge of approximately $2.7 million for the first six months of both 2007 and 2006).

The change in the net DAC for the three months ended June 30, 2007 resulted in a charge of approximately $2.2 million, as compared to a charge of approximately $1.6 million for the three months ended June 30, 2006.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $68.8 million for the six months ended June 30, 2007, as compared to approximately $58.0 million for the six months ended June 30, 2006.  Income before income taxes amounted to approximately $36.6 million for the three months ended June 30, 2007, as compared to approximately $26.8 million for the three months ended June 30, 2006.

Income Taxes

Income tax expense was approximately $23.7 million for the first six months of 2007 as compared to approximately $20.0 million for the first six months of 2006.  The income tax expense was approximately $12.6 million and approximately $9.2 million for the three-month periods ended June 30, 2007 and June 30, 2006, respectively.  The increase is attributable to higher income before income taxes.

Net Income

For the reasons discussed above, the Company had net income of approximately $45.1 million during the six months ended June 30, 2007 and a net income of approximately $38.0 million during the six months ended June 30, 2006.  The net income was approximately $24.0 million for the three-month period ended June 30, 2007 and approximately $17.6 million for the three-month period ended June 30, 2006.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal sources of cash are interest on its investments, dividends from the Insurance Company, and. rent from its real estate.  During the first half of 2007, the Company's Board of Directors declared quarterly cash dividends of $.125 per share payable on April 2, 2007 and July 2, 2007.  During the first six months of 2007 the Company did not purchase or retire any shares of common stock.

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

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 47.4% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  Due to increased competition, and an increasing amount of policies with expiring surrender changes, we experienced an increase in surrenders on our annuity products in 2006 and 2007.  Policyholder account balance surrenders totaled approximately $227.1 million and $192.9 million for the six-month periods ending June 30, 2007 and 2006, respectively. In 2007, approximately 22% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently managed this business regardless of the rate trends.  The Company's ratio of surrenders to average reserves on its deferred annuity business for the first six months of 2007 is approximately 16.8% on an annualized basis.  We expect the surrender rate to remain at a relatively high level for approximately the next three quarters, as large blocks of business come off of surrender charges during this time period.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately $0.3 million and $27.8 million during the six months ended June 30, 2007 and 2006, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $158.4 million, and $99.0 million during the six months ended June 30, 2007 and 2006, respectively.

For purposes of the Company's condensed consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  Net cash used in the Company's financing activities amounted to approximately $(173.6) million and $(126.1) million during the six months ended June 30, 2007 and 2006, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

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

Given the Insurance Company's historic cash flow and current financial results, management believes that, for the next twelve months and for the reasonably foreseeable future, the Insurance Company's cash flow from investments and operating activities will provide sufficient liquidity for the operations of the Insurance Company, as well as provide sufficient funds to the Company, so that the Company will be able to make dividend payments, satisfy its debt service obligations and pay its other operating expenses.

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately 12.7% and 18.2% as of June 30, 2007 and December 31, 2006, respectively).  The effective duration of the Company's debt portfolio was approximately 4.9 years as of June 30, 2007 (as compared to 6.0 years as of June 30, 2006), reflecting in part the impact of the portfolio rebalancing activities during 2005 and 2006.  The Company's fixed maturity investments are all classified as available for sale and may be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and various other economic conditions.

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

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of both June 30, 2007 and December 31, 2006, approximately 4.9% of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, of which approximately 88% were originally purchased as investment grade and approximately 12% were purchased to achieve a more favorable investment yield. All of these are classified as available for sale and reported at fair value. As of June 30, 2007 and December 31, 2006, the carrying value of these securities was approximately $253.2 million and $274.9 million, respectively, (representing approximately 5.8% and 6.2% of the Company's investment portfolio, respectively).

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

As of June 30, 2007, the carrying value of the Company’s limited partnerships was approximately $308.8 million or 7.1% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At June 30, 2007, the Company’s investments in equity securities, including limited partnership interests, were approximately 8.4% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Other long-term investments."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $172.2 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions. $14.2 million in commitments will expire in 2007, $10.0 million in 2008, $5.0 million in 2009, $11.4 million in 2010, $53.1 million in 2011 and $78.6 million in 2012.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of June 30, 2007.

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

The Company’s ALM strategy has also included the purchase of a series of Payor Swaptions.  In July 2005, the Insurance Company entered into a series of Payor Swaptions designed to protect the Company against an instantaneous rise in interest rates of 300 basis points, as required by the New York State Insurance Department (Regulation 126).  Six contracts laddered over a 3-year period were purchased from one dealer and three banks at a total cost of $19,430,625. As these contracts each approach their option expiration, it has been the Company’s intention to roll forward the position(s) by selling the expiring position(s) and purchasing new contract(s) in an amount and with such other terms and conditions sufficient to provide the Company with profits to offset any anticipated portfolio losses arising from an instantaneous 300 basis point rise in interest rates.  During the 3rd quarter of 2006, the Insurance Company sold the 2006 Payor Swaption set to expire, realizing a capital gain of $3,186,000. The proceeds were reinvested into a new Payor Swaption that expires on July 13, 2009. During the 2nd quarter of 2007, the Insurance Company sold 2 of the Swaptions set to expire in July 2007 realizing a capital loss of $1,396,875. These proceeds were reinvested into a new Payor Swaption that expires on June 21, 2010.

The Company has established ISDA Credit Support Agreements with the three counterparties that have sold the 5 Swaptions currently held by Presidential Life. All of these counterparties are major money center banks that carry credit ratings equal to or higher than Aa3 by Moody's and AA- by S&P. The ISDA Credit Support Agreement requires that counterparties must post collateral if the bank credit rating falls below A3 by Moody’s and A- by S&P. These contracts expire in July 2008, July 2009 and June 2010 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of June 30, 2007 was $19,494,086. A variety of factors affect the value of the Payor Swaptions. These include overall Treasury interest rate levels, SWAP spreads, overall market volatility and the length of time remaining before the expiration of a Payor Swaption. These investments are classified on the balance sheet as "Derivative Instruments". Under FAS 133, the value of the Payor Swaptions is recognized at "fair value" (market value), with the resulting change in fair value reflected in the statement of income as a realized loss or gain. The change in market value during the 2nd Quarter of 2007 was a gain of $12,334,773.  The Company has determined that the average fair value, based upon weekly market values for the period (December 31, 2006 to June 30, 2007), was $9,642,094.

The Insurance Company conducts periodic cash flow tests assuming different interest rates scenarios in order to demonstrate the reserve adequacy.  If a test reveals a potential deficiency, the Insurance Company may be required to increase its reserves to satisfy its statutory accounting requirements. Based on testing as of December 31, 2006, the Insurance Company added an additional reserve of $51 million partially offset by an $18 million deferred tax asset, on a statutory basis, to address these contingencies.

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

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Long Term Debt Obligations	$ -	$ 100,000	$ -	$ -	$ 100,000
Interest on Long-Term Debt Obligations	$ 7,875	$ 7,875	$ -	$ -	$ 15,750

Policy Liabilities (1)	$ 690,705	$ 916,462	$ 754,603	$ 2,861,855	$ 5,223,625

(1) The difference between the recorded liability on the balance sheet of $3,537.5 million, and the total contractual obligation amount of $5,223.6 million is $1,686.1 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total contractual obligation of $5,223.6 million, $3,451.7 million, or 66.1%, is from the Company’s deferred annuity, life, and accident and health business. Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. During the first six months of 2007, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2006.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2007, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  During or subsequent to the six month period ended June 30, 2007, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of June 30, 2007, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

The Company has adopted Enterprise Risk Management (“ERM”) as a methodology for managing risks.  The Company has engaged Tillinghast, a division of Towers Perrin, to assist in the process of implementing ERM.  Management is currently developing an Economic Capital framework as a key metric to support decision making at all levels across the Company.  In addition, management has developed a roadmap in order to improve its identification of key risks to strategic objectives, clarify governance structure, and identify potential gaps that may exist in current risk management.  By creating a more structured framework, enhancing investment decision-making and improving the identification of major risks, management believes that ERM will play a fundamental role in the Company’s efforts to create and preserve shareholder value.

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

August 7, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   August 7, 2007

  /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:   August 7, 2007

  /s/ Charles J. Snyder

Charles J. Snyder, Chief Financial

Officer of the Registrant

PRESIDENTIAL LIFE CORPORATION

August 7, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  August 7, 2007

/s/Herbert Kurz

----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  August 7, 2007

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

Date: August 7, 2007

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

Date: August 7, 2007

                                          /s/Charles Snyder

                                                                                                    ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

August 7, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

-------------------

Charles Snyder

Treasurer and Chief Financial Officer

August 7, 2007