Form 10-Q
period 2007-09-30
PRESIDENTIAL LIFE CORP
filed 2007-11-05
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007	Commission file number 0-5486

Presidential Life Corporation

Delaware	13-2652144
(State of incorporation)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of November 2, 2007 was 29,537,456.

INDEX

Part I	Financial Information		Page No.

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	September 30, 2007 (Unaudited) and December 31, 2006		3

	Condensed Consolidated Statements of Income (Unaudited)
	For the Nine months ended September 30, 2007 and 2006		4

	Condensed Consolidated Statements of Income (Unaudited)
	For the Three months ended September 30, 2007 and 2006		5

	Condensed Consolidated Statements of Shareholders'
	Equity (Unaudited) - For the Nine months ended
	September 30, 2007 and 2006		6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	For the Nine months ended September 30, 2007 and 2006		7

	Notes to Condensed Consolidated Financial Statements (Unaudited)		8-16

Item 2.	Management's Discussion and Analysis of		17-27
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		28

Item 4.	Controls and Procedures		28

Part II -	Other Information		29

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			30-31

Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			32
			33
			34
			35

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Amortized cost of
$3,224,888 and $3,123,677 respectively)	$ 3,291,273	$ 3,261,817
Common stocks (Cost of $33,346 and
$31,560, respectively)	44,889	45,266
Derivative instruments, at fair value	13,237	9,784
Real estate	415	415
Policy loans	19,012	17,965
Short-term investments	467,307	839,535
Other long-term investments	291,322	267,975
Total Investments	4,127,455	4,442,757

Cash and cash equivalents	9,072	19,844
Accrued investment income	46,073	46,514
Amounts due from security transactions	12,573	5,564
Federal income tax recoverable	-	5,716
Deferred policy acquisition costs	82,374	81,069
Furniture and equipment, net	574	446
Amounts due from reinsurers	13,896	13,682
Other assets	1,617	1,772
Assets held in separate account	177	2,008
TOTAL ASSETS	$ 4,293,811	$ 4,619,372

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 2,713,043	$ 2,969,434
Future policy benefits:
Annuity	643,659	649,110
Life and accident and health	68,105	66,355
Other policy liabilities	11,039	10,406
Total Policy Liabilities	3,435,846	3,695,305

Short-term note payable	-	50,000
Notes payable	90,195	100,000
Deferred federal income taxes, net	63,997	76,190
Federal income taxes payable	4,585	-
Deposits on policies to be issued	2,369	5,522
General expenses and taxes accrued	2,787	5,082
Other liabilities	31,599	45,678
Liabilities related to separate account	177	2,008
Total Liabilities	3,631,555	3,979,785

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,534,425 and 29,469,072 shares, respectively	295	294
Additional paid in capital	4,000	2,314
Accumulated other comprehensive gain	92,846	118,444
Retained earnings	565,115	518,535
Total Shareholders’ Equity	662,256	639,587
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$ 4,293,811	$ 4,619,372

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
REVENUES:	2007	2006
Insurance Revenues:
Premiums	$ 10,237	$ 9,185
Annuity considerations	18,035	20,046
Universal life and investment type policy fee income	1,926	2,248
Net investment income	228,307	235,062
Realized investment gains	30,709	3,893
Other income	986	1,315

TOTAL REVENUES	290,200	271,749

BENEFITS AND EXPENSES:
Death and other life insurance benefits	9,133	9,227
Annuity benefits	57,693	57,025
Interest credited to policyholders' account balances	98,702	115,922
Interest expense on notes payable	7,257	7,726
Other interest and other charges	696	619
Decrease in liability for future policy benefits	(3,891)	(2,293)
Commissions to agents, net	8,692	8,400
General expenses and taxes	12,205	10,600
Change in deferred policy acquisition costs	8,565	7,436

TOTAL BENEFIT AND EXPENSES	199,052	214,662

Income before income taxes	91,148	57,087

Provision (benefit) for income taxes
Current	29,525	19,072
Deferred	1,938	(3,770)
	31,463	15,302

NET INCOME	$ 59,685	$ 41,785

Earnings per common share, basic	$ 2.02	$ 1.42
Earnings per common share, diluted	$ 2.01	$ 1.41

Weighted average number of shares outstanding during the period, basic	29,516,395	29,443,033
Weighted average number of shares outstanding during the period, diluted	29,666,833	29,702,376

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
REVENUES:	2007	2006
Insurance Revenues:
Premiums	$ 3,509	$ 3,142
Annuity considerations	3,975	4,641
Universal life and investment type policy fee income	703	667
Net investment income	78,819	83,673
Realized investment losses	(1,896)	(20,974)
Other income	258	403

TOTAL REVENUES	85,368	71,552

BENEFITS AND EXPENSES:
Death and other life insurance benefits	2,916	3,256
Annuity benefits	18,993	19,370
Interest credited to policyholders' account balances	32,227	38,120
Interest expense on notes payable	2,151	2,717
Other interest and other charges	235	237
Decrease in liability for future policy benefits	(3,352)	(1,346)
Commissions to agents, net	3,226	3,716
General expenses and taxes	4,076	3,775
Change in deferred policy acquisition costs	2,552	2,668

TOTAL BENEFIT AND EXPENSES	63,024	72,513

Income (Loss) before income taxes	22,344	(961)

Provision for income taxes
Current	8,844	5,436
Deferred	(1,118)	(10,160)
	7,726	(4,724)

NET INCOME	$ 14,618	$ 3,763

Earnings per common share, basic	$ .50	$ .13
Earnings per common share, diluted	$ .49	$ .13

Weighted average number of shares outstanding during the period, basic	29,534,082	29,457,517
Weighted average number of shares outstanding during the period, diluted	29,618,271	29,721,721

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(in thousands, except per share data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2006	$ 294	$ 1,207	$ 480,606	$ 144,389	$ 626,496

Comprehensive Income:

Net Income			41,785		41,785

Rate Lock Adjustment				(1,623)	(1,623)

Net Unrealized Investment Losses				(31,423)	(31,423)

Comprehensive Income					8,739

Issuance of Shares Under stock option plan	1	473			474

Share Based Compensation		375			375

Dividends Paid to Shareholders ($.10 per share)			(8,835)		(8,835)

Balance at September 30, 2006	$ 295	$ 2,055	$ 513,556	$ 111,343	$ 627,249

Balance at January 1, 2007	$ 294	$ 2,314	$ 518,535	$ 118,444	$ 639,587
Cumulative effect of adoption of FIN 48			(2,036)		(2,036)
Balance at January 1, 2007, as adjusted	294	2,314	516,499	118,444	637,551

Comprehensive Income:

Net Income			59,685		59,685

Rate Lock Adjustment				(858)	(858)

Net Unrealized Investment Losses				(24,740)	(24,740)

Comprehensive Income					34,087

Issuance of Shares Under stock option plan	1	853			854

Share Based Compensation		833			833

Dividends paid to Shareholders ($.125 per share)			(11,069)		(11,069)

Balance at September 30, 2007	$ 295	$ 4,000	$ 565,115	$ 92,846	$ 662,256

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
	2007	2006
OPERATING ACTIVITIES:
Net Income	$ 59,685	$ 41,785
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	1,938	(3,770)
Depreciation and amortization	750	710
Stock option expense	833	375
Net accrual of discount on fixed maturities	(13,219)	(21,395)
Realized investment gains	(30,709)	(3,893)
Changes in:
Accrued investment income	441	(563)
Deferred policy acquisition cost	8,565	7,436
Federal income tax payable	8,265	18,762
Liability for future policy benefits	(3,701)	(2,033)
Liability for amounts due brokers	(3,783)	106
Other items	(1,802)	1,180

Net Cash Provided By Operating Activities	$ 27,263	$ 38,700

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(432,187)	(9,834)
Maturities, calls and repayments	19,760	21,738
Sales	348,140	116,641
Common Stocks:
Acquisitions	(25,545)	(29,643)
Sales	27,456	39,881
Derivative Instruments:
Acquisitions	(6,156)	(6,170)
Sales	6,051	5,930
Decrease in short-term investments and policy loans	371,181	38,001
Other long-term investments:
Additions to other long-term investments	(55,906)	(58,509)
Distributions from other long-term investments	56,273	61,647
Amount due from security transactions	(7,009)	(443)

Net Cash Provided By Investing Activities	$ 302,058	$ 179,239

FINANCING ACTIVITIES:
Decrease in policyholders’ account balances	(256,391)	(217,478)
Bank overdrafts	(10,528)	3,641
Deposits on policies to be issued	(3,153)	3,020
Issuance of common stock	853	473
Repayment of line of credit	(50,000)	-
Retirement of Senior Notes	(9,805)	-
Dividends paid to shareholders	(11,069)	(8,835)

Net Cash Used In Financing Activities	$ (340,093)	$ (219,179)

Decrease in Cash and Cash Equivalents	(10,772)	(1,240)
Cash and Cash Equivalents at Beginning of Period	19,844	6,656

Cash and Cash Equivalents at End of Period	$ 9,072	$ 5,416

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 23,259	$ 310

Interest Paid	$ 10,008	$ 9,851

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

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Management believes that, although the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on Form 10-K on March 14, 2007.

We manage and report our business as a single segment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS 131”), which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 88%) and life insurance (approximately 12%).  The nature of these two product lines is sufficiently similar to permit their aggregation as a single reporting segment.  Approximately 73% of our life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and the Company does not take mortality charges on either product.  Moreover, the two products carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility with overlapping administrative functions.  The products are also directed at a similar market, namely, mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both the Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

C.

Investments

Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions.  These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes that are credited or charged directly to shareholders’ equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.  Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of deferred federal income tax effect, if any, charged or credited directly to shareholders’ equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking and substantially all of their investments are at fair value.  In general, risks associated with such limited partnerships include those related to their underlying investments  (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships, with the exception of hedge fund limited partnerships, to typically make quarterly distributions (to the extent that distributions are available) of partnership earnings.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there is generally a reporting lag of up to one year for recording investment income that is not distributed during the year, which may result in significant adjustments in the subsequent year.  The adjustments to its estimates of investment income recorded during the preceding year (“true-up”) for the nine month periods ended September 30, 2007 and 2006 resulted in an increase in net investment income of approximately $12.7 million and $7.4 million, respectively.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there is also generally a one-year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2007.  Net unrealized gains (after tax effects) totaled approximately $48.8 million at September 30, 2007 and $33.4 million at December 31, 2006 and are included in the balance sheet under other comprehensive income.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of September 30, 2007 and December 31, 2006.  As of September 30, 2007, the Company was committed to contribute, if called upon, an aggregate of approximately $162.2 million of additional capital to certain of these limited partnerships.  Commitments of $8.5 million, $9.9 million, $4.5 million, $10.3 million, $50.0 million and $78.9 million will expire in 2007, 2008, 2009, 2010, 2011 and 2012, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.

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

Investments in short-term securities, which consist primarily of commercial paper and corporate debt issues maturing in less than one year, are recorded at amortized cost, which approximates market value.  Policy loans are stated at their unpaid principal balance.

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

Deferred policy acquisition costs (DAC) are amortized over periods ranging from 15 to 25 years for universal life products and investment-type products as a constant percentage of estimated gross profits arising principally from surrender charges and interest and mortality margins based on historical and anticipated future experience, updated regularly.  The effects of revisions to reflect actual experience on previous amortization of deferred policy acquisition costs, subject to the limitation that the outstanding DAC asset can never exceed the original DAC plus accrued interest, are reflected in earnings in the period estimated gross profits are revised.  DAC is also adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized with corresponding credits or charges included in accumulated other comprehensive income.  For that portion of the business where acquisition costs are not deferred, (i.e., medical stop loss business) management believes the expensing of policy acquisition costs is immaterial.

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

H.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the nine months ended September 30, 2007 and 2006 was 29,666,833 and 29,702,376, respectively.  The dilution from the potential exercise of stock options outstanding reduced the EPS by $.01 for the nine months ended at both September 30, 2007 and September 30, 2006.

I.

New Accounting Pronouncements

In June 2007, the AICPA issued SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.”   This statement provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). For those entities that are investment companies under SOP 07-1, it also addresses when specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain Investment Company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The effective date of SOP 07-1 is uncertain as the FASB decided to issue a proposed FASB Staff Position that would indefinitely defer the effective date. Management is reviewing SOP 07-1 to determine the impact on our consolidated financial statements.

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

2.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of September 30, 2007.

The following information summarizes the components of net investment income:

	For the nine months ended September 30, 2007 (in thousands)	For the nine months ended September 30, 2006 (in thousands)

Fixed maturities	$ 162,505	$ 190,883
Limited Partnerships	44,781	34,137
Common stocks	2,049	1,708
Short-term investments	21,246	11,539
Other investment income	2,149	1,328
	232,730	239,595

Less investment expenses	4,423	4,533

Net investment income	$ 228,307	$ 235,062

	For the three months ended September 30, 2007 (in thousands)	For the three months ended September 30, 2006 (in thousands)

Fixed maturities	$ 51,954	$ 63,570
Limited Partnerships	19,978	16,016
Common stocks	327	1,244
Short-term investments	6,496	4,110
Other investment income	1,176	509
	79,931	85,449

Less investment expenses	1,112	1,776

Net investment income	$ 78,819	$ 83,673

The following table presents fair value and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at September 30, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 23,748	$ 1,585	$ 166,376	$ 2,333	$ 190,124	$ 3,918
Corporate Bonds	436,338	9,809	881,164	47,552	1,317,502	57,361
Preferred Stocks	52,677	3,529	28,391	3,857	81,068	7,386
Subtotal Fixed Maturities	512,763	14,923	1,075,931	53,742	1,588,694	68,665
Common Stock	6,615	1,708	-	-	6,615	1,708
Total Temporarily Impaired Securities	$ 519,378	$ 16,631	$ 1,075,931	$ 53,742	$ 1,595,309	$ 70,373

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

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by September 30, 2007.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 14,924	21.73
Twelve months or more	53,741	78.27
Total	$ 68,665	100.00

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2006.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 3,807	7.90
Twelve months or more	44,396	92.10
Total	$ 48,203	100.00

As of September 30, 2007 and December 31, 2006, the Company had approximately $135.1 million and $186.3 million, respectively, of gross unrealized gains in fixed maturities.

The Company’s investments are concentrated in fixed income securities that are exposed to a variety of risks, including interest rate and credit risk, each of which can significantly impact fluctuations in overall market valuation. During the first nine months of 2007, the portfolio experienced a decline in market value caused by a widening in corporate credit spreads, as the spread on 10-year, A-rated industrial bonds widened by 35 basis points, according to the Merrill Lynch corporate bond spread indices.  A-rated, 10-year financial bonds widened by 69 basis points. The 10-year Treasury yield decreased slightly from 4.70% on December 31, 2006 to 4.59% as of September 30, 2007. The Company’s book value will generally increase when interest rates decrease and decrease when interest rates increase. Presidential Life Corporation’s book value per share increased from $21.68 at December 31, 2006 to $22.42 at September 30, 2007, as operating earnings and increased unrealized capital gains on the Company’s limited partnership investments offset the decrease in the market value of the fixed income portfolio caused by the widening of corporate spreads.

Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.   The Company had approximately $52,000 in write-downs attributable to other than temporary impairments in common stock for the nine months ended September 30, 2007.

3.

NOTES PAYABLE

Notes payable at September 30, 2007 and December 31, 2006 consist of $90.2 million and $100 million, respectively, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of September 30, 2007, unamortized costs were $282,700.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $.9 million recorded in accumulated other comprehensive income as of September 30, 2007, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company amortizes the deferred loss from accumulated other comprehensive income to income over the term of the notes.  The Company expects to amortize approximately $655,000 into earnings during 2007.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of September 30, 2007, the Company believes that it is in compliance with all of the covenants.

The Insurance Company held a senior note of the Corporation with a par value of $9.8 million.  On September 27, 2007, the Insurance Company sold the senior note of the Corporation back to the Corporation and the debt was retired.  Upon the extinguishment of the debt, the Corporation recorded a loss of $49,000, net of taxes.

The short-term note payable relates to a bank line of credit with JPMorgan Chase Bank which had been in the amount of $50,000,000 (“Bank Line”) and provided for interest on borrowings based on market indices.  At December 31, 2006 the Company had $50,000,000 outstanding. The Bank Line was up for renewal on July 31, 2007, however, on July 9, 2007, the Company paid down the full $50,000,000 Bank Line with available cash.  The proceeds from the Bank Line had previously been used as an arbitrage facility to purchase higher yielding investments.  The Company decided to pay off the Bank Line because due to the increased cost of the Bank Line it no longer provided a positive spread to the Company.

4.

SHAREHOLDERS' EQUITY

In February 2007, the Company's Board of Directors approved an increase in the quarterly dividend rate to $.125 per share from $.10 per share.  The Company is authorized pursuant to a resolution of the Board of Directors to repurchase 385,000 shares of its common stock.

5.

NET UNREALIZED INVESTMENT (LOSSES)/GAINS

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the Nine months ended September 30, 2007:	(in thousands)
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (58,719)	$ 20,551	$ (38,168)
Plus: reclassification adjustment for gains realized in net income	30,709	(10,748)	19,961
Change related to deferred policy acquisition costs	(10,051)	3,518	(6,533)
Net unrealized investment losses	$ (38,061)	$ 13,321	$ (24,740)

For the Nine months ended September 30, 2006:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (41,468)	$ 14,514	$ (26,954)
Plus: reclassification adjustment for gains realized in net income	3,893	(1,363)	2,530
Change related to deferred policy acquisition costs	(10,768)	3,769	(6,999)
Net unrealized investment losses	$ (48,343)	$ 16,920	$ (31,423)

6.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employee’s salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $208,600 and $209,900 into this plan during the nine months ended September 30, 2007 and September 30, 2006, respectively.

7.

INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards, and (c) a valuation allowance.

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

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of September 30, 2007 to be 34.5%.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $2,000,000 increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.   The balance of the unrecognized tax benefits was $2,036,000 at both January 1, 2007 and September 30, 2007. If recognized, this entire adjustment would impact the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the FIN 48 liability above as of January 1, 2007 and September 30, 2007 was $185,000.

As of September 30, 2007, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

8.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of September 30, 2007, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

Executive Overview

Results

Basic earnings per share were $2.02 and $1.42 for the nine-month periods ended September 30, 2007 and 2006, respectively.  Our total revenues in the first nine months of 2007 and 2006 were approximately $290.2 million and approximately $271.7 million, respectively. The increase from 2006 to 2007 was primarily due to an increase in realized investment gains of approximately $26.8 million, partially offset by a decrease in investment income of approximately $6.8 million.

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

The primary market risk in the Company’s investment portfolio is interest rate risk and to a lesser degree, equity price risk.  The Company's exposure to foreign exchange risk is not significant.  The Company has no direct commodity risk.  Changes in interest rates can potentially impact the Company’s profitability.  In certain scenarios where interest rates are volatile, the Company could be exposed to disintermediation risk and reduction in net interest rate spread or profit margin.  To help address this risk, the Company has entered into a series of Payor Swaption investments designed to protect the Company against an instantaneous rise in the interest rates of 300 basis points  (See the discussion below in “Asset/Liability Management” under Management’s Discussion and Analysis.)

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

In February 2007, A.M. Best Company reaffirmed the Insurance Company’s rating at “B+” (Good).  At the time of the B+ rating, publications of A.M. Best indicated that the “B+” rating was assigned to those companies that, in A.M. Best's opinion, have achieved a very good overall performance when compared to the norms of the insurance industry and that generally have demonstrated a good ability to meet their respective policyholder and other contractual obligations over a long period of time.  The B+ rating is within A.M Best’s “Secure” classification, along with A++, A+, A, A-, and B++ ratings.  In 2007, A.M. Best Company changed the Financial Strength Rating Descriptor for B+ and B++ ratings on insurance companies from “Very Good” to “Good”.  The change was made to make the Rating Descriptor consistent with the existing Rating definition and did not, in any way, represent a change in A.M. Best’s opinion of the Company.

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

In July 2007, Fitch Ratings assigned the Insurance Company an Aq rating, “Strong,” - possessing strong capacity to meet policyholder and contract obligations based solely on the Company’s stand-alone financial statement characteristics.  Fitch Ratings found that risk factors are moderate, and the impact of any adverse business and economic factors is expected to be small.

Results of Operations

Comparison of the nine months ended September 30, 2007 with the same period in 2006 and a comparison of significant items for the three months ended September 30, 2007 with the same period in 2006.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased to approximately $28.3 million for the nine months ended September 30, 2007 from approximately $29.2 million for the nine months ended September 30, 2006.  Of this amount, annuity considerations were approximately $18.0 million for the nine months ended September 30, 2007 as compared to approximately $20.0 million for the nine months ended September 30, 2006.  In accordance with GAAP, sales of single premium deferred annuities and single premium immediate income annuities without life contingencies are not reported as insurance revenues, but rather as additions to policyholder account balances.  Based on statutory accounting, revenue from sales of single premium annuities were approximately $111.0 million and approximately $120.6 million during the nine months ended September 30, 2007 and September 30, 2006, respectively.  Annuity considerations decreased approximately $2.0 million due to a decrease in sales of our immediate annuities.  Premiums increased approximately $1.1 million due to an increase in sales of our graded benefit life insurance.

Policy Fee Income

Universal life and investment type policy fee income was approximately $1.9 million for the nine-month period ended September 30, 2007 and approximately $2.2 million for the nine-month period ended September 30, 2006.

Net Investment Income

Net investment income totaled approximately $228.3 million during the first nine months of 2007, as compared to approximately $235.1 million during the first nine months of 2006.  This represents a decrease of approximately $6.8 million.  This decrease is due principally to a decrease in income from fixed maturities partially offset by an increase in income from the limited partnerships and short term investments.  Income from fixed maturities decreased by approximately $28.4 million and was partially offset by an increase in investment income from short-term investments of approximately $9.7 million and limited partnerships of approximately $10.6 million.  The decrease in income from fixed maturities was primarily due to the Company’s duration shortening program, which involved the sale of higher yielding long-term investments and the investment into lower yielding short-term investments.  (See discussion on the Asset/Liability Management in the Management Discussion and Analysis of Financial Condition and Results of Operations).  The increase in limited partnerships reflects the inherent volatility in the amount and timing of the distributions of realized capital gains and income from the Company’s limited partnership investments.  The Company's ratios of net investment income to average cash and invested assets  (based on book value) less net investment income for the nine month periods ended September 30, 2007 and September 30, 2006 were 7.56% and 7.31%, respectively.

Net Realized Investment Gains and Losses

Realized investment gains amounted to approximately $30.7 million during the first nine months of 2007, as compared to approximately $3.9 million during the first nine months of 2006.  An increase in realized gains on fixed maturities of approximately $22.6 million was further enhanced by an increase in the fair value of payor swaptions of approximately $8.0 million.  This was partially offset by a decrease in realized gains on common stock of approximately $3.8 million.  Realized investment gains from fixed maturities were primarily due to calls on the Company’s trust preferred securities.

Realized investment gains and losses for the nine months ended September 30, 2006 include realized investment losses or write downs of $4.5 million attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio.  The Company had approximately $52,000 in write-downs attributable to other than temporary impairments in common stock for the nine months ended September 30, 2007.  In 2006, the Company limited its new investments to primarily high-grade commercial paper (predominately rated A1/P1) with maturities of less than 30 days.  During the 1st quarter of 2007, the Company reinvested a substantial portion of this short-term commercial paper in investment grade corporate bonds with a weighted average maturity of approximately 2.5 years.

The Company had realized investment losses of $1.9 million for the three months ended September 30, 2007 and $21.0 million for the three months ended September 30, 2006.  The variance of approximately $19.1 million is primarily due to the change in fair value on derivative instruments.  During the 3rd quarters of 2007 and 2006, the Company recorded realized losses on the payor swaptions of $6.3 million and $20.0 million, respectively.  During the 3rd quarter of 2007, the loss was partially offset by realized gains on fixed maturities and common stocks of $4.4 million.  See Item 2. Investments.

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

Total Benefits and Expenses

Total benefits and expenses for the nine months ended September 30, 2007 aggregated approximately $199.1 million, as compared to approximately $214.7 million for the nine months ended September 30, 2006.  This represents a decrease of approximately $15.6 million from the first nine months of 2006.  Total benefits and expenses for the three months ended September 30, 2007 aggregated approximately $63.0 million, as compared to approximately $72.5 million for the three months ended September 30, 2006.  This represents a decrease of approximately $9.5 million from the third quarter of 2006.  The reasons for this decrease are discussed in the following paragraphs.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $162.3 million for the nine months ended September 30, 2007, as compared to approximately $180.5 million for the nine months ended September 30, 2006. This represents a decrease of $18.2 million.  Interest credited and other benefits to policyholders were approximately $51.0 million and $59.6 million for the three-month periods ended September 30, 2007 and September 30, 2006, respectively.  These decreases are primarily due to increased surrenders on deferred annuities that exceeded new premiums.

The Insurance Company’s average credited rate for reserves and account balances for the nine months ended September 30, 2007 and 2006 was less than the Company’s ratio of net investment income to mean assets (based on book value) for the same period as noted above under “Net Investment Income”. Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to book value mean assets  (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will broaden the Spread.  The actual spread, excluding capital gains, for the nine months ended September 30, 2007 was 2.26% compared to 1.88% for the same period in 2006.  The increase is due to both a reduction in the credited rate and an increase in the earned rate.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $7.3 million for the nine months ended September 30, 2007, and approximately $7.7 million for the nine months ended September 30, 2006.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $20.9 million for the nine months ended September 30, 2007, as compared to approximately $19.0 million for the nine months ended September 30, 2006.  This represents an increase of approximately $1.9 million.  The increase was primarily due to increased salaries and consulting fees as well as increased state taxes and conservation fees.

General expenses, taxes and commissions to agents totaled approximately $7.3 million for the three months ended September 30, 2007, as compared to approximately $7.5 million for the three months ended September 30, 2006.

Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the nine months ended September 30, 2007 resulted in a charge of approximately $8.6 million, as compared to a charge of approximately $7.4 million for the nine months ended September 30, 2006.

The change in net DAC is attributable to the costs associated with product sales, which have been deferred, (accounting for a credit of approximately $8.5 million in the first nine months of 2007 and $8.1 million in the first nine months of 2006).  Another portion of such change is due to amortization of the DAC of deferred annuity business.  Such changes accounted for a charge of approximately $13.1 million in the first nine months of 2007 as compared to a charge of approximately $11.6 million in the first nine months of 2006.  The balance of the change in net DAC is due to the amortization of the DAC for the remainder of the business including traditional and universal life as well as immediate and variable annuities (accounting for a charge of approximately $3.9 million for the first nine months of both 2007 and 2006).

The change in the net DAC for the three months ended September 30, 2007 resulted in a charge of approximately $2.6 million, as compared to a charge of approximately $2.7 million for the three months ended September 30, 2006.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $91.2 million for the nine months ended September 30, 2007, as compared to approximately $57.1 million for the nine months ended September 30, 2006.  Income before income taxes amounted to approximately $22.4 million for the three months ended September 30, 2007, as compared to approximately $(1.0) million for the three months ended September 30, 2006.

Income Taxes

Income tax expense was approximately $31.5 million for the first nine months of 2007 as compared to approximately $15.3 million for the first nine months of 2006.  The income tax expense was approximately $7.7 million and approximately $(4.7) million for the three-month periods ended September 30, 2007 and September 30, 2006, respectively.  The increase is attributable to higher income before income taxes.

Net Income

For the reasons discussed above, the Company had net income of approximately $59.7 million during the nine months ended September 30, 2007 and a net income of approximately $41.8 million during the nine months ended September 30, 2006.  The net income was approximately $14.7 million for the three-month period ended September 30, 2007 and approximately $3.8 million for the three-month period ended September 30, 2006.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal sources of cash are interest on its investments, dividends from the Insurance Company, and. rent from its real estate.  During the first three quarters of 2007, the Company's Board of Directors declared quarterly cash dividends of $.125 per share payable on April 2, 2007, July 2, 2007, and October 2, 2007.  During the first nine months of 2007 the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, which it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses).  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In both 2006 and the first nine months of 2007, the Insurance Company made a $20 million dividend payment to the Company.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 45.1% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  Due to increased competition, and an increasing amount of policies with expiring surrender changes, we experienced an increase in surrenders on our annuity products in 2006 and 2007.  Policyholder account balance surrenders totaled approximately $364.4 million and $337.5 million for the nine-month periods ending September 30, 2007 and 2006, respectively. In 2007, approximately 22% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently managed this business regardless of the rate trends.  The Company's ratio of surrenders to average reserves on its deferred annuity business for the first nine months of 2007 is approximately 18.2% on an annualized basis.  We expect the surrender rate to remain at a relatively high level for approximately the next two quarters, as large blocks of business come off of surrender charges during this time period.

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

The Company does not currently rely on credit facilities to fund its liquidity needs for the payment of policyholder withdrawals or claims and does not anticipate such a need in the coming year. Moreover, based on projected trends within the Company and in the economy as a whole and on the Company's financial condition, the Company does not anticipate the need to liquidate a material amount of its investment portfolio to meet surrender and policy claim liabilities in the coming year.

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately $27.3 million and $38.7 million during the nine months ended September 30, 2007 and 2006, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $302.1 million, and $179.2 million during the nine months ended September 30, 2007 and 2006, respectively.

For purposes of the Company's condensed consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  Net cash used in the Company's financing activities amounted to approximately $(340.1) million and $(219.2) million during the nine months ended September 30, 2007 and 2006, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately 10.9% and 18.2% as of September 30, 2007 and December 31, 2006, respectively).  The effective duration of the Company's debt portfolio was approximately 4.9 years as of September 30, 2007 (as compared to 5.8 years as of September 30, 2006), reflecting in part the impact of the portfolio rebalancing activities during 2005 and 2006.  The Company's fixed maturity investments are all classified as available for sale and may be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and various other economic conditions.

Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions.  These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes that are credited or charged directly to shareholders’ equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.  Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of deferred federal income tax effect, if any, charged or credited directly to shareholders’ equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of September 30, 2007 and December 31, 2006, approximately 4.8% and 4.9%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, of which approximately 91% were originally purchased as investment grade and approximately 9% were purchased to achieve a more favorable investment yield. All of these are classified as available for sale and reported at fair value. As of September 30, 2007 and December 31, 2006, the carrying value of these securities was approximately $232.9 million and $274.9 million, respectively, (representing approximately 5.6% and 6.2% of the Company's investment portfolio, respectively).

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

As of September 30, 2007, the carrying value of the Company’s limited partnerships was approximately $291.3 million or 7.0% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At September 30, 2007, the Company’s investments in equity securities, including limited partnership interests, were approximately 8.0% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Other long-term investments."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $162.2 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $8.5 million, $9.9 million, $4.5 million, $10.3 million, $50.0 million and $78.9 million will expire in 2007, 2008, 2009, 2010, 2011 and 2012, respectively..  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period

(generally 3-5 years) the capital may be recalled.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of September 30, 2007.

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

The Company’s ALM strategy has included the purchase of a series of Payor Swaptions.  In July 2005, the Insurance Company entered into a series of Payor Swaptions designed to protect the Company against an instantaneous rise in interest rates of 300 basis points, as required by the New York State Insurance Department (Regulation 126).  Six contracts laddered over a 3-year period were purchased from one dealer and three banks at a total cost of $19,430,625. As these contracts approach their option expiration, it has been the Company’s intention to roll forward the position(s) by selling the expiring position(s) and purchasing new contract(s) in an amount and with such other terms and conditions sufficient to provide the Company with profits to offset any anticipated portfolio losses arising from an instantaneous 300 basis point rise in interest rates.  During the 3rd quarter of 2006, the Insurance Company sold the 2006 Payor Swaption set to expire, realizing a capital gain of $3,186,000. The proceeds were reinvested into a new Payor Swaption that expires on July 13, 2009. During the 2nd quarter of 2007, the Insurance Company sold 2 of the Swaptions set to expire in July 2007 realizing a capital loss of $1,396,875. These proceeds were reinvested into a new Payor Swaption that expires on June 21, 2010.

The Company has established ISDA Credit Support Agreements with the three counterparties that have sold the 5 Swaptions currently held by Presidential Life. All of these counterparties are major money center banks that carry credit ratings equal to or higher than Aa3 by Moody's and AA- by S&P. The ISDA Credit Support Agreement requires that counterparties must post collateral if the bank credit rating falls below A3 by Moody’s and A- by S&P. These contracts expire in July 2008, July 2009 and June 2010 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of September 30, 2007 was $13,236,563. A variety of factors affect the value of the Payor Swaptions. These include overall Treasury interest rate levels, SWAP spreads, overall market volatility and the length of time remaining before the expiration of a Payor Swaption. These investments are classified on the balance sheet as "Derivative Instruments". Under FAS 133, the value of the Payor Swaptions is recognized at "fair value" (market value), with the resulting change in fair value reflected in the statement of income as a realized loss or gain. The change in market value during the 3rd Quarter of 2007 was a loss of $6,257,523.  The Company has determined that the average fair value, based upon weekly market values for the period (December 31, 2006 to September 30, 2007), was $11,918,258.

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

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Long Term Debt Obligations	$ -	$ 90,195	$ -	$ -	$ 90,195
Interest on Long-Term Debt Obligations	$ 7,103	$ 3,551	$ -	$ -	$ 10,654

Policy Liabilities (1)	$ 630,415	$ 888,009	$ 756,832	$ 2,808,216	$ 5,083,472

(1) The difference between the recorded liability on the balance sheet of $3,435.8 million, and the total contractual obligation amount of $5,083.5 million is $1,647.7 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total contractual obligation of $5,083.5 million, $3,334.6 million, or 65.6%, is from the Company’s deferred annuity, life, and accident and health business. Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

Long-term debt obligations consist of $90.2 million, 7 7/8% senior notes due February 15, 2009.  See Note 3 in Notes to the Unaudited Condensed Consolidated Financials Statements for additional discussion concerning both long-term and short-term obligations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2007, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  During or subsequent to the nine month period ended September 30, 2007, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of September 30, 2007, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

November 5, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   November 5, 2007

  /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:   November 5, 2007

  /s/ Charles J. Snyder

Charles J. Snyder, Chief Financial

Officer of the Registrant

PRESIDENTIAL LIFE CORPORATION

November 5, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  November 5, 2007

/s/Herbert Kurz

----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  November 5, 2007

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

Date: November 5, 2007

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

Date: November 5, 2007

                                          /s/Charles Snyder

                                                                                                    ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

November 5, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

-------------------

Charles Snyder

Treasurer and Chief Financial Officer

November 5, 2007