Form 10-K
period 2007-12-31
PRESIDENTIAL LIFE CORP
filed 2008-03-11
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission file number 0-5486

Presidential Life Corporation

Delaware	13-2652144
(State of incorporation)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

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

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2007 was approximately $424,827,022 based on the closing sale price of the common stock on the NASDAQ National Market System on that date.  The company does not have any non-voting common equity.

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 10, 2008 was approximately $350,911,283 based upon the closing price of such stock on that date.

The number of shares outstanding of the registrant’s common stock as of March 10, 2008 was 29,553,710.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the definitive proxy statement to be used in connection with the registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Other documents incorporated by reference into this Form 10-K are listed in the Exhibit Index.

PART 1

ITEM 1.

BUSINESS

General

Presidential Life Corporation (the “Corporation” or “Company”) is an insurance holding company that, through its wholly-owned subsidiary, Presidential Life Insurance Company (the “Insurance Company”), operates principally in a single reporting segment with two primary operating segments – individual annuities and individual life insurance.  Unless the context otherwise requires, the “Corporation” or “Company” shall be deemed to include Presidential Life Corporation and its subsidiaries.  The Corporation was founded in 1969 and, through the Insurance Company, is licensed to market its product in 49 states and the District of Columbia.  Approximately 51.7% of the Insurance Company’s 2007 sales of annuity and life insurance products were made to individuals residing in the State of New York.

Organization

Headquartered in Nyack, New York, the Company had 100 full-time employees as of December 31, 2007.

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

The Insurance Company’s deferred annuity products are designed to encourage persistency by incorporating surrender charges that exceed the cost of issuing the policy.  An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years after purchase of the annuity without incurring significant penalties in the form of surrender charges.  As of December 31, 2007, approximately 43.2% of the Insurance Company’s deferred annuity contracts inforce (measured by reserves) are subject to surrender charges.

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

The following table presents annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 2007, in each case, as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

ANNUITIES IN FORCE AS OF DECEMBER 31 FOR THE FOLLOWING YEARS

	2007	2006	2005	2004	2003
	(dollars in thousands)
Single Premium
Deferred	$ 1,977,713	$ 2,350,978	$ 2,630,611	$ 2,597,436	$ 2,423,796
Immediate	613,952	641,173	664,215	686,054	700,727
Other Annuities	442,413	441,938	441,076	433,886	434,723
Total Annuities	$ 3,034,078	$ 3,434,089	$ 3,735,902	$ 3,717,376	$ 3,559,246

Number of annuity contracts in force	61,309	69,538	76,242	77,100	75,217

Average size of annuity contract in force	$ 49.5	$ 49.4	$ 49.0	$ 48.2	$ 47.3

Total dollar amount of annuity surrenders	$ 535,149	$ 480,075	$ 151,182	$ 119,363	$ 104,037

Ratio of surrenders and withdrawals to mean surrenderable annuities in force*	22.8%	18.0%	5.5%	4.5%	4.2%

*See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Interest Rate Risk”

Annuity Considerations – The following table sets forth certain information with respect to the Insurance Company’s annuity considerations for each of the five fiscal years ended December 31, 2007, as determined in accordance with statutory accounting principles, which include as revenue the consideration from policyholders in such years other than consideration from immediate annuities without life contingencies.  The information below differs from the premiums shown on the Corporation’s consolidated financial statements in accordance with GAAP in that, under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

Distribution of Products – By Gross Annuity Considerations

	For the fiscal years ended December 31,
	2007	2006	2005	2004	2003
Single Premium	(dollars in thousands)
Deferred	$ 94,161	$ 118,613	$ 94,075	$ 182,518	$ 169,331
Immediate	24,785	27,539	27,367	28,351	32,596
Other Annuities	9,900	9,462	10,198	14,025	11,532

Total Annuities	$ 128,846	$ 155,614	$ 131,640	$ 224,894	$ 213,459

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

Insurance Policies Inforce – The following table sets forth universal, whole and term life insurance policies inforce, as well as certain statistical data for each of the five years ended December 31, 2007.

LIFE INSURANCE INFORCE

	2007	2006	2005	2004	2003
	(dollars in thousands)
Beginning of year:
Universal	$ 429,538	$ 443,738	$ 459,744	$ 474,888	$ 444,200
Whole <F1>	171,558	158,669	146,604	136,744	146,359
Term	650,584	703,665	748,069	731,879	562,363
Total	$ 1,251,680	$ 1,306,072	$ 1,354,417	$ 1,343,511	$ 1,152,922

Sales and additions:
Universal	8,833	2,642	1,492	7,007	54,665
Whole <F1>	71,170	62,575	61,138	43,665	25,803
Term	0	0	0	85,507	233,362
Total	80,003	65,217	62,630	136,179	313,830

Terminations:
Death	12,834	14,991	11,768	9,291	10,401
Surrenders and conversions	25,211	21,488	22,173	24,310	32,196
Lapses	56,757	75,276	70,906	86,079	75,039
Other	8,984	7,854	6,128	5,593	5,605
Total	103,786	119,609	110,975	125,273	123,241

End of year:
Universal	425,496	429,538	443,738	459,744	474,888
Whole<F1>	189,894	171,558	158,669	146,604	136,744
Term	612,507	650,584	703,665	748,069	731,879
Total	$ 1,227,897	$ 1,251,680	$ 1,306,072	$ 1,354,417	$ 1,343,511

Total reinsurance ceded	$ 710,494	$ 755,516	$ 814,538	$ 868,321	$ 859,249

Total insurance inforce at end of year net of reinsurance	$ 517,403	$ 496,164	$ 491,534	$ 486,096	$ 484,262

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

Marketing and Distribution

The Insurance Company is licensed to market insurance products in 49 states and the District of Columbia.  The Insurance Company distributes its annuity contracts and life insurance policies (products) through 814 independent General Agents (307 of which are located in New York State).  These General Agents, in turn, distribute the Insurance Company’s products through their 13,961 licensed insurance agents or brokers most of whom also distribute similar products marketed by other insurance companies.  Management believes the Insurance Company offers innovative products and quality service and that its product commission rates are competitive.  The New York State Department of Insurance (NYSID) regulates General Agent commission rates.

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

The Insurance Company’s top ten General Agents, as measured by combined 2007 annuity and life premiums, accounted for approximately 35% of the Insurance Company’s sales in 2007.  No single General Agent accounted for more than 7.4% and no single agent accounted for more than 3.6% of total sales.  Management believes no single distribution source loss will have a material adverse impact on the Insurance Company.  However, the simultaneous loss of several distribution sources would diminish our product distribution and reduce sales unless these sources are timely replaced.  To guard against this contingency, the Insurance Company continuously recruits new independent General Agents.

Underwriting Procedures

Since March 2004, the only life policy the Insurance Company has issued has been Graded Benefit Life, a guaranteed issue product that requires no underwriting.  The maximum face amount for this product is $50,000.  The Insurance Company continues to maintain its life inforce business and this may require additional underwriting (i.e. reinstatements, re-entries, and conversions).  In that regard, the Insurance Company has adopted and follows detailed, uniform underwriting procedures designed to assess and quantify insurance risks.  To the extent that a policyholder eligible for reinstatement, reentry or conversion does not meet the Insurance Company’s underwriting standards at the standard risk classifications, the Insurance Company may offer to issue a classified, sub-standard or impaired risk policy for a risk adjusted premium amount rather than declining the application.  The amount of the Insurance Company’s impaired risk insurance in force in proportion to the total amount of the Insurance Company’s individual life insurance in force was approximately 5.3% at December 31, 2007.

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

Use of reinsurance does not discharge an insurer from liability on the insurance ceded.  An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from the reinsurer.  At December 31, 2007, of the approximately $1,228 million of the Company’s individual life insurance in force, the Insurance Company had ceded to reinsurer’s approximately $710 million.  The principal reinsurance companies of individual life policies with whom the Insurance Company did business at December 31, 2007 were Transamerica Occidental Life Insurance Company and Swiss Re Life and Health America, Inc. (A.M. Best rating of “A+ (Superior)”).

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

Investments And Investment Policy

At December 31, 2007, the Corporation had an aggregate of investment assets and cash of $3.99 billion.  Of that amount, approximately 82.2%, or $3.3 billion, were invested in fixed maturity bonds and notes, consisting primarily of corporate bonds ($1.93 billion), U.S. Government, government agencies and authorities bonds ($528.1 million), public utility bonds ($444.6 million), commercial mortgage backed securities ($268.8 million), and preferred stocks ($112 million).  Approximately $309.7 million or 7.8% of invested assets were invested in limited partnerships, $366.7 million or 9.2% was invested in cash and short-term investments and the remainder was held as common stock, swaptions, policy loans and real estate.

Investment Grade Securities

As of December 31, 2007, approximately 85.7% or $3.42 billion of the Corporation’s investment portfolio consisted of investment grade securities (according to NAIC designations) and investment grade short-term commercial paper.  Of that amount, approximately $1.9 billion consisted of investment grade corporate bonds and preferred stock and $363.1 million consisted of short term securities and commercial paper rated predominantly A1/P1 or higher (but in no event lower than A2/P2) with terms of 60 days or less.  The remaining $1.2 billion, consisting of U.S. Government bonds and government agency securities, public utility bonds and commercial mortgage backed securities, are discussed below.  Approximately $2.5 million were privately placed securities that management believes are marketable to other institutional investors.

Below Investment Grade Securities

As of December 31, 2007, the Corporation held approximately $221.4 million in below investment grade securities, according to NAIC designations, representing approximately 5.5% of the Corporation’s investment portfolio.  This compares to $274.9 million, or 6.2% of the Corporation’s investment portfolio at December 31, 2006.  Of the 2007 amount, $158.8 million consisted of corporate bonds and preferred stock, $56.2 million of public utility bonds and $6.4 million of local governmental authority bonds.  Of these, approximately $126.5 million (57%) were rated at the highest below-grade investment level.  Approximately, ninety-one percent (91%) of the Corporation’s holdings of below grade bonds were originally purchased at investment grade levels.  Included in the below-grade bond portfolios are non-performing assets totaling $1.7 million, or 0.04% of total invested assets.

Government Bonds and Agency Securities

As of December 31, 2007, the Corporation held approximately $528.1 million in U.S. Treasury or other government agency bonds consisting primarily of U.S. Treasury and GNMA, FNMA, FHLMC and FHLB obligations.

Public Utility Bonds

As of December 31, 2007, the Corporation held $444.6 million in public utility bonds, representing 11.1% of the investment portfolio.  Of that amount, 87.4% or $388.4 million consisted of investment grade securities.  Approximately 65% of the holdings represented bonds issued by the operating companies of electric and gas utilities, with the balance consisting of an assortment of electric utility holding company bonds, capital trust securities and U.S. dollar holdings in foreign electric and water utilities.  The portfolio is diversified, with 101 individual holdings of primarily investment-grade companies.  Given their large and continuing need for additional capital, public utilities are sensitive to a general rise in overall interest rates.  However, these risks are mitigated by overall economic growth, as utilities benefit by increased usage of electricity and gas and by an overall growth in their customer rate-base.

Callable Agency Securities

The Company from time to time purchases callable bonds and notes issued by one of the U.S. Government sponsored entities: FNMA, FHLMC, FHLB and the FFCB.  As of December 31, 2007, the Company had a market value total of approximately $234 million in positions as shown below.

	Book Value	Market Value

Federal Farm Credit Bank (FFCB)	$ 28,609,097	$ 28,689,500
Federal Home Loan Bank (FHLB)	61,693,004	61,778,686
Freddie Mac (FHLMC)	77,807,433	77,330,852
Fannie Mae (FNMA)	65,673,798	66,022,773
Total Callable	$ 233,783,332	$ 233,821,811

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

Mortgage Backed Securities

As of December 31, 2007, approximately $268.8 million (6.7%) of the Company’s investment portfolio was invested in commercial mortgage-backed obligations (“CMBS”), purchased between 1995 and 2001.  This compares to $274.5 million, or 6.2% of the Company’s portfolio at December 31, 2006.  The Company’s CMBS portfolio has not been materially impacted by prepayment risk because it purchases such securities at prices no greater than par and the Insurance Company has invested primarily in mezzanine level CMBS that generally have limited prepayment risk.  These securities are collateralized by commercial mortgages, which have provisions that limit loan prepayments and a security structure that directs principal payments to the senior most outstanding securities before they make such distributions to the mezzanine debt owned by the Insurance Company.

The Company has not made any direct investments in residential mortgage backed securities (“RMBS”) since 2003.  The Company’s total RMBS exposure is less than $3.5 million or 0.09% of invested assets.  These securities are all investment grade rated.

Collateralized Debt Obligations

The Company has a small portfolio (approximately $18.3 million or 0.5% of invested assets at December 31, 2007) of collateralized debt obligations (“CDO”) that were purchased between 1997 and 1999.  These securities are collateralized with high yield bank loans and high yield bonds.  These positions have substantial unrealized gains.  The CDO portfolio was responsible for generating approximately $6.0 million of income in 2007.  The market value and level of distributed income of the CDO portfolio is expected to fluctuate with changes in interest rates and the changes in credit spreads associated with below investment-grade debt.

Limited Partnerships

The Insurance Company has been investing in limited partnerships for over nineteen years.  During this time, the Insurance Company has had an opportunity to consider and evaluate a substantial number of limited partnerships and their managers.  The Insurance Company makes limited partnership investments based on a number of considerations, including the reputation, investment philosophy (particularly with respect to risk), performance history and investment strategy of the manager of the limited partnership.  Managers of the limited partnerships in which the Insurance Company is invested include, among others, Blackstone Investment Management, Starwood Capital, Goldman Sachs Capital Partners, Apollo Real Estate and Fortress Investment Group.

The book value of the Corporation’s investments in limited partnerships as of December 31, 2007, 2006 and 2005 was approximately $309.7 million, $268.0 million and $283.2 million respectively.  Net investment income derived from the Insurance Company’s interests in limited partnership investments aggregated approximately $52.9 million, $47.0 million and $63.5 million in fiscal 2007, 2006 and 2005 respectively.  These amounts represented 17.9%, 14.8% and 18.7% of the Company’s total net investment income in such years

Pursuant to the terms of certain limited partnership agreements to which the Insurance Company is a party, the Insurance Company is committed to contribute, if called upon, an aggregate of approximately $140.7 million of additional capital to such limited partnerships.  Commitments of $13.2 million will expire in 2008, $2.8 million in 2009, $8.8 million in 2010, $47.7 million in 2011 and $68.0 million in 2012.

As of December 31, 2007, approximately $309.7 million (7.8%) of the Company’s investment portfolio consisted of interests in over seventy limited partnerships, which are engaged in a variety of investment strategies, including debt restructurings, real estate, international opportunities and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Insurance Company to take quarterly distributions of partnership earnings, with the exception of hedge fund limited partnerships.

Approximately 23% of the Company’s investment portfolio in limited partnerships is involved in distressed asset investments. These limited partnerships take positions in debt and equity securities, loans originated by banks and other liabilities of financially troubled companies.  Investments in companies undergoing debt restructurings, which by their nature have a high degree of financial uncertainty, may be senior, unsecured or subordinated indebtedness and carry a high characteristic of merchant banking and debt restructuring transactions.  This makes such underlying investments particularly sensitive to interest rate increases, which could affect the ability of the borrower to generate sufficient cash flow to meet its fixed charges.

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

Limited partnership investments are selected through a careful, two-stage review process.  The Investment Analyst staff conducts a due diligence review which includes the offering documents, performance history of each investment manager as well as interviews with existing investors and/or market participants.  Separately, the Investment Committee interviews the manager to determine whether the investment philosophy (particularly with respect to risk) and strategies of the limited partnership are in the best interests of the Insurance Company.  Only after both the Investment Analyst Staff and the Investment Committee make a positive recommendation does the Insurance Company invest in a limited partnership.  In addition, the actions of the Investment Committee are subject to review and approval by the Board of Directors of the Corporation or the Insurance Company, as the case may be.  To evaluate both the carrying value and the continuing appropriateness of the Company’s investment in any limited partnership, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operations, current and near term projected financial condition, earnings capacity and distributions received by the Insurance Company during the year.

Despite the Company’s ongoing successful returns on its limited partnership investments and their substantial contributions to the Company’s profits in recent years, the ratings agencies which evaluate the Company have an unfavorable view of such investments.  The Company believes that this has had a negative effect on the Company’s ratings (See Item 7-Management’s Discussion and Analysis-Ratings Agencies).  As such, although the limited partnership investments have contributed substantially to the Company’s profits, they have not enabled the Company to achieve the ratings upgrades that might be expected to accompany such profitable performance.  This factor is continually monitored by Company’s management in determining whether and to what extent the Company will continue to invest in limited partnerships at current, reduced or increased levels.  Such decisions will be subject to the approval of the Chief Investment Officer and the Investment Committee and the review and approval by the Board of Directors of the Insurance Company, as the case may be.

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

Other

As of December 31, 2007, the Company’s investment portfolio included approximately $112.0 million (2.8%) invested in preferred stock, and approximately $9.7 million (0.2%) invested in common stock.  The Company’s only direct real estate investments are two buildings in Nyack, New York, which are used as the current home office of the Insurance Company, and two acres of undeveloped land in Nyack, New York.

The following table sets forth the scheduled maturities for the Company’s investments in bonds and notes as of December 31, 2007.

Scheduled Maturities
Maturity <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(in thousands)
Due in one year or less <F3>	$ 237,867	7.50
Due after one year through five years	817,079	25.77
Due after five years through ten years	676,703	21.35
Due after 10 years	1,169,612	36.90
Total	2,901,261	91.52
Mortgage-backed bonds (various Maturities)	268,806	8.48
Total bonds and notes	$ 3,170,067	100.00%

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

The NAIC assigns securities quality ratings and uniform prices called “NAIC Designation”, which are used by insurers when preparing their statutory annual statements.  The NAIC annually assigns designations at December 31 to publicly traded as well as privately placed securities.  These designations range from class 1 to class 6, with a designation in class 1 being of the highest quality.  Of the bonds and notes in the Company’s investment portfolio, approximately 93.4% were in one of the highest two NAIC Designations at December 31, 2007.

The following table sets forth the carrying value and estimated fair value of the securities in the table above according to NAIC Designations at December 31, 2007.

NAIC Designations (generally comparable to Moody’s ratings <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(in thousands)
1 (Aaa, Aa, A)	$ 1,947,714	61.44
2 (Baa)	1,011,615	31.91
Total investment grade	2,959,329	93.35
3 (Ba)	120,357	3.80
4 (B)	59,929	1.89
5 (Caa, Ca)	28,729.91
6 (C)	1,723.05
Total non-investment grade <F3>	210,738	6.65
Total	$ 3,170,067	100.00%

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

<F3> Approximately 91.3% of the non-investment grade bonds represents bonds that experienced credit migration from investment grade status.

The following table sets forth the composition of the Company’s bond and notes portfolio by rating as of December 31, 2007.

Rating <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(in thousands)
Aaa	$ 680,311	21.46
Aa	296,865	9.36
A	982,872	31.01
Baa	987,714	31.16
Total investment grade <F3>	2,947,762	92.99
Ba	143,694	4.53
B	39,659	1.25
Caa, Ca	37,229	1.18
C or lower	1,723	0.05
Total non-investment grade	222,305	7.01
Total	$ 3,170,067	100.00%

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

<F3> Approximately 17.9% consists of U.S government and agency bonds.

New York State Insurance Department Regulation 130

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department (“NYSID”).  Under this Regulation, the Insurance Company’s ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting.  As of December 31, 2007, approximately 4.3% of the Insurance Company’s total admitted assets were invested in below investment grade debt securities.  Included in the below investment grade debt securities were 11 bond holdings in the Insurance Company’s investment portfolio that were in default, with an estimated fair value totaling $1.7 million (0.05%) at December 31, 2007.  For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”  Also see “Note 2 to the Notes to Consolidated Financial Statements” for certain other information concerning the Company’s investment portfolio.

Investment Portfolio Summary

The following table summarizes the Company's investment portfolio at December 31, 2007.  This table consists primarily of fixed maturity investments available for sale, which are carried at fair value.

Investment Portfolio

Total Carrying Value<F1>
(dollars in thousands)
Fixed Maturities
Bonds and Notes:
U.S. Government, government agencies
and authorities	$ 528,114
Investment grade corporate	1,780,376
Public utilities	444,613
Below investment grade corporate	148,159
Mortgage backed	268,805
Preferred stocks	112,032

Total Fixed Maturities	3,282,099

Equity Securities
Common stock	9,732

Other Investments:
Policy loans	19,194
Real Estate	415
Other long-term investments<F2>	309,663
Derivatives	7,005
Cash and short-term investments	366,698

Total cash and investments	$ 3,994,806

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

The Insurance Company is subject to regulation and supervision by the insurance regulatory agencies of the states in which it is authorized to transact business.  State insurance laws establish supervisory agencies with broad administrative and supervisory powers.  Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.  One of the requirements is that the Insurance Company performs annual cash flow testing of its assets and liabilities.  Based on the testing performed, the Insurance Company held an asset/liability reserve of $60 million at year-end 2007, $51 million at year-end 2006 and $60 million at year-end 2005, for statutory accounting purposes only, to address the risk of a substantial increase in surrenders in a rising interest rate environment.

The Insurance Company is required to file detailed periodic reports and financial statements with the state insurance regulators in each of the states in which it does business.  In addition, insurance regulators periodically examine the Insurance Company’s financial condition, adherence to statutory accounting practices and compliance with the insurance department rules and regulations.  As part of their routine regulatory oversight process, the New York State Insurance Department (NYSID) generally conducts detailed examinations of the books, records and accounts of the Insurance Company every three years.  The Insurance Company is currently undergoing an examination covering the three-year period ending December 31, 2006.  The final report has not yet been issued.  Prior to this, an examination occurred during 2004 for the three-year period ending December 31, 2003. The final report was issued on April 7, 2005.  During that review, concerns were raised regarding the duration of the supporting assets relative to the duration of liabilities and the risks this posed under increasing interest rate scenarios.  In response, as described above, the Insurance Company implemented an asset/liability management strategy, which included additional statutory reserves, a rebalancing of its portfolio and the purchase of payor swaption investments.  No other significant issues or adjustments were noted.

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

In 2007, the Insurance Company paid $32 million in stockholder dividends to the Corporation.  However, there can be no assurance that this will continue to be the case in subsequent years.  Accordingly, Management of the Company cannot provide assurance that the Insurance Company will have adequate statutory earnings to support payment of dividends to the Company in an amount sufficient to fund the Company’s cash requirements, including the payment of dividends, or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.  In 2008, the Insurance Company would be permitted to pay a stockholder dividend of $35.8 million to the Corporation without prior regulatory clearance.

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

NAIC-IRIS Ratios

The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies 12 industry ratios and specifies “normal ranges” for each ratio.  The IRIS ratios were designed to advise state insurance regulators of significant changes in an insurance company’s product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations.  These changes need not result from any problems with an insurance company, but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC.  When an insurance company has four or more ratios falling outside “normal ranges,” state regulators may, but are not obligated to, inquire of the company regarding the nature of the company’s business to determine the reasons for the ratios being outside the “normal range.”  No regulatory significance results from being out of the normal range on fewer than four of the ratios.  For the year ended December 31, 2007, two ratios, “Change in Premium and Change in Reserve Ratio – Life” fell outside the normal range.  The “Change in Premium” was primarily attributable to a decrease in annuity considerations.  The “Change in Reserve Ratio” fell outside of the normal range primarily due to the establishment of an additional reserve on the guaranteed issue business as well as lower reserves released by death and surrenders on the single premium whole life business.  For the year ended December 31, 2006, one ratio, “Change in Reserve Ratio – Life” fell outside the normal range.  This was primarily attributable to a significant increase in surrenders and death claims on the Single Premium Whole Life product in 2006 when compared to 2005, which, in turn, accounted for a lower reserve increase of approximately $4.9 million in 2006 when compared to 2005.

Risk-Based Capital

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2007, the Insurance Company’s Company Action Level was $84.0 million and the Mandatory Control Level was $29.4 million. The Insurance Company’s adjusted capital at December 31, 2007 and 2006 was $418.3 million and $380.3 million, respectively, which exceeds all four action levels.

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

The amount of these assessments against the Insurance Company in 2007 and prior years have not been material.  However, the amount and timing of any future assessment against the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Corporation and the Insurance Company.  As such, no reasonable estimate of such assessments can be made.

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

Environmental Considerations

As an owner and operator of real property, the Company is subject to extensive federal, state and local environmental laws and regulations.  Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties.  We cannot provide assurance that unexpected environmental liabilities will not arise.  However, based on information currently available to management, we believe that any costs associated with environmental regulations will not have a material adverse effect on our business or financial condition.

Enterprise Risk Management

The Company has adopted an Enterprise Risk Management (“ERM”) policy as a methodology for managing risks. Management is exploring the use of robust capital modeling as an alternative to an Economic Capital framework, to support decision making. In addition, management has developed a roadmap in order to improve its identification of key risks to strategic objectives, clarify governance structure, and identify potential gaps that may exist in current risk management. By creating a more structured framework, optimizing investment decision-making and identifying major risks, management believes ERM will play an important role in the Company’s efforts to create and preserve shareholder value. The Company continues to engage Tillinghast as consultants to support our efforts in this endeavor.

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

Available Information

The Company’s website is www.presidentiallife.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available, free of charge, on our website as soon as reasonably practicable after filing or furnishing such reports electronically with the Securities and Exchange Commission.  Other information found on the website is not part of this or any other report filed with or furnished to the SEC.

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

▪

Investment in limited partnerships:

As of December 31, 2007, approximately $309.7 million (7.8%) of the Company’s investment portfolio consisted of interests in over seventy limited partnerships, which are engaged in a variety of investment strategies, including real estate, debt restructurings, international opportunities and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Insurance Company to take quarterly distributions of partnership earnings.

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

The Company is invested in over 70 limited partnerships, which are managed by various general partners.  The Company is aware of partnerships that had maintained profitable short positions in sub prime related positions, but is not aware of any direct sub prime exposures, which might result in a material loss.  Performance in certain partnerships with investments in financial institutions with sub prime exposure would have been negatively impacted.

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

▪

Reliance on General Agents:

The independent General Agent system is the Insurance Company’s primary product distribution system.  The Insurance Company utilizes many General Agents to distribute its products and therefore, is not dependent on any one General Agent or agent for a substantial amount of its business.  On the other hand, independent General Agents and agents are not captive to the Company.  Management believes that interest crediting rates, General Agent product commission levels, annuity and life product features, company support services and perceived company financial stability help determine our competitive nature at any given point in time and influence General Agents and their agents to distribute our products.  The Insurance Company’s top ten General Agents, as measured by combined 2007 annuity and life premiums, accounted for approximately 35% of the Insurance Company’s sales in 2007.  No single General Agent accounted for more than 7.4% and no single agent accounted for more than 3.6% of total sales.  Management believes no single distribution source loss will have a material adverse impact on the Insurance Company.  However, the simultaneous loss of several distribution sources would diminish our product distribution and reduce sales unless these sources are timely replaced.  To guard against this contingency, the Insurance Company continuously recruits new independent General Agents.

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

▪

Our business my be adversely affected if the decline in annuity contracts in-force were to continue for an extended period of time

The declining trend in annuity inforce primarily reflects unusually large volumes of business written in 2000 thru 2002.  These contracts started to come off surrender charge at the end of 2005, through the end of 2007, at a relatively large expected surrender rate.  This large volume of surrenders outpaced new sales causing a general decline in total annuity inforce.  The Company believes that the heavy surrender activity is now largely behind us and, along with expected new sales, there should be a turn around in the inforce this year.  Additionally,  management has increased the incentive for agents to retain this business with the Company by paying full first year compensation on internal rollovers.

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

ITEM 3.

LEGAL PROCEEDINGS

From time to time, the Corporation is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 11, 2008, the Corporation is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Corporation’s financial condition or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Corporation to its shareholders for vote during the fiscal year ended December 31, 2007.

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

	High	Low	Cash Dividends Declared per Share
Fiscal 2006
First Quarter	$ 25.41	$ 19.63	$ .10
Second Quarter	26.09	22.57	.10
Third Quarter	24.45	22.37	.10
Fourth Quarter	24.12	21.59	.10

Fiscal 2007
First Quarter	$ 22.14	$ 19.02	$ .125
Second Quarter	20.79	18.04	.125
Third Quarter	20.14	15.27	.125
Fourth Quarter	19.09	15.95	.125

Fiscal 2008
First Quarter
(through March 10, 2008)	$ 18.41	$ 16.11	$ .125

The Corporation has paid regular cash dividends since 1980.  During the first quarter of 2008, the Corporation declared a quarterly cash dividend of $.125 per share payable April 1, 2008.  The Corporation expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and the financial condition of the Insurance Company.  Any determination to pay dividends is at the discretion of the Corporation’s Board of Directors and is subject to regulatory and contractual restrictions as described in “Part I – Business – Insurance Regulation” and Part II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  On March 11, 2008, there were approximately 560 holders of record of the Corporation’s common stock.

Comparative Performance by the Company

The SEC requires the Company to present a graph comparing the cumulative total shareholder return on its Common Stock with the cumulative total shareholder return of:  (i) a broad equity market index; and (ii) a published industry index or peer group.  The following graph compares the Common Stock with:  (i) the S&P 500 Index; and (ii) the S&P Life and Health Insurance Index and assumes an investment of $100 on December 31, 2003 in each of the Common Stock, the stocks comprising the S&P 500 Index and the stocks comprising the S&P Life and Health Insurance Index, assuming the reinvestment of dividends.  The comparisons in the graph are not intended to forecast nor are they necessarily indicative of possible future performance of the Company’s common stock.

Total Return To Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE
		Years Ending

Company / Index		Dec03	Dec04	Dec05	Dec06	Dec07
Presidential Life Corporation		37.52	31.99	14.85	17.26	-18.04
S&P 500 Index		28.68	10.88	4.91	15.79	5.49
S&P 500 Life & Health Insurance Index		27.09	22.15	22.51	16.51	11.00

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec02	Dec03	Dec04	Dec05	Dec06	Dec07
Presidential Life Corporation	100	137.52	181.51	208.46	244.44	200.35
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
S&P 500 Life & Health Insurance Index	100	127.09	155.24	190.19	221.60	245.97

The Company believes that the S&P 600 Index provides for a better comparison, as the S&P 600 Index is comprised of small-cap companies with a market capitalization between $300 million to $2 billion.  Presidential Life Corporation falls within this range and as such, the following graph will be provided in this and future reports.

Total Return To Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE
		Years Ending

Company / Index		Dec03	Dec04	Dec05	Dec06	Dec07
Presidential Life Corporation		37.52	31.99	14.85	17.26	-18.04
S&P SmallCap 600 Index		38.79	22.65	7.68	15.12	-0.30
S&P 500 Life & Health Insurance Index		27.09	22.15	22.51	16.51	11.00

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec02	Dec03	Dec04	Dec05	Dec06	Dec07
Presidential Life Corporation	100	137.52	181.51	208.46	244.44	200.35
S&P SmallCap 600 Index	100	138.79	170.22	183.30	211.01	210.38
S&P 500 Life & Health Insurance Index	100	127.09	155.24	190.19	221.60	245.97

ITEM 6.  SELECTED FINANCIAL DATA

Selected consolidated financial data for the Corporation are presented below for each of the five years in the period ended December 31, 2007.  This data should be read in conjunction with the Corporation’s Consolidated Financial Statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Statement Data:
Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Total Revenue	$364,125	$358,826	$458,581	$396,259	$354,919
Benefits	217,668	242,218	255,743	254,022	258,148
Interest Expense on Notes Payable	9,138	10,432	9,636	9,805	9,643
Expenses, excluding interest	40,659	36,013	44,990	32,411	26,891
Total Benefits and Expenses	267,465	288,663	310,369	296,238	294,682
Provision for Income Taxes	32,978	20,450	56,623	34,056	21,958
Net Income	$63,682	$49,713	$91,589	$65,965	$38,279
Income per Share, diluted	$2.15	$1.67	$3.11	$2.25	$1.31
Dividends per Share	$.50	$.40	$.40	$.40	$.40
Balance Sheet Data:
At December 31,
	2007	2006	2005	2004	2003
(in thousands)
Assets	$4,155,516	$4,619,372	$4,895,559	$4,817,356	$4,509,783
Total Capitalization
Notes Payable	90,195	150,000	150,000	150,000	150,000
Shareholders’ Equity	661,955	639,587	626,496	595,734	476,259
Total	$752,150	$789,587	$776,496	$745,734	$626,259
Book Value Per Share	$22.40	$21.70	$21.29	$20.29	$16.24
Net Investment Return on Assets	7.14%	7.06%	7.45%	7.78%	7.38%

Due to the recovery of the financial markets after 2002, the Company has experienced a gradual recovery in profitability and Shareholders’ Equity. In 2005 and 2006, the Company undertook 2 programs designed to rebalance a portion of its fixed income portfolio (See, Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources, “Asset/Liability Management.”) This portfolio rebalancing resulted in a decreased yield on assets, as long-term, higher yielding assets were sold with the proceeds being reinvested in shorter term assets with lower yields. The sale of the long-term assets resulted in approximately $75 million of capital gains in 2005. In 2006 and 2007, the purchases of new fixed income assets from portfolio rebalancing resulted in decreased income from investments. Also, during 2006 and 2007, the Company experienced a decline in overall assets due to a substantial increase in annuity surrenders ($480.1 million in 2006 and $535.2 million in 2007, compared to $151.2 million in 2005) resulting in an overall decline in Total Assets. Despite these trends, net income improved to $64.4 million in 2007 from $49.7 million in 2006, as invested yields stabilized while credited rates on rollover annuities fell substantially. This improvement in net investment margin combined with an increase in income from the Company’s limited partnership investments resulted in improved earnings performance in 2007.

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

Unless specifically stated otherwise, all references to 2007, 2006 and 2005 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

When we use the term “We,” “Us” and “Our” we mean the Corporation and its consolidated subsidiaries.

In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.  These statements may relate to our future plans and objectives.  By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from results indicated in these forward-looking statements.  Important factors, among others, that could cause our results to differ from those indicated in the forward-looking statements are discussed below under “Certain Factors That May Affect Our Business” and under “Risk Factors” (See item 1A).

Executive Overview

Results

The Corporation’s earnings per share were $2.16 for 2007, as compared to $1.69 in 2006 and $3.12 in 2005.  Results in 2006 and 2007 reflect decreases in both investment income and net realized investment gains from 2005.  Our total revenues in 2007 were $364 million, compared to $359 million in 2006 and $459 million in 2005.  The Corporation’s decreases in earning and revenues in 2006 and 2007 resulted primarily from decreases in net investment income and realized capital gains.  Lower yields from the portfolio rebalancing (See, Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources, “Asset/Liability Management.”), a loss on the payor swaptions (reflected in the realized capital gains), and decreased investment income from the Corporation’s partnership investments all contributed to lower revenues in 2006 and 2007.

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

4.

Interest Rate Risk:  The Insurance Company’s principal products are deferred annuities, which are interest rate sensitive instruments.  In an interest rate environment of falling or stable rates the Insurance Company’s annuity holders are less likely to seek to surrender their annuities prior to maturity to seek alternative, higher-yielding investments.  However, in an environment of moderately or significantly increasing rates, such surrenders should be expected to increase.  As of December 31, 2007, the existence of surrender fees on approximately 43.2% of the Insurance Company’s outstanding deferred annuities acts as a deterrent against surrenders.   However, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Moreover, the surrender fees are only in effect for up to the first 7 years of each annuity policy and, therefore, disappear over time (see table below).  In the event of a substantial increase in surrenders during a short period of time, the Insurance Company may have to sell off longer-term assets to pay current surrender liabilities.  The Insurance Company continually develops strategies to address the match between the timing of its assets and liabilities.  To that end, in 2006 and 2007, a significant number of policies came off surrender charge and a significant portion of this business did surrender.  This can be seen in the surrender ratio in the table on page 3.  The company anticipated this and increased liquidity, maintaining significant levels of cash equivalents to fund surrenders.  Due to the relatively flat or inverted yield curve during much of this time, this increased level of liquidity resulted in a relatively small reduction of income.  The Company believes that the heavy surrender activity is now largely behind us and, along with expected new sales, there should be a turn around in the inforce this year.  Additionally,  management has increased the incentive for agents to retain this business with the Company by paying full first year compensation on internal rollovers.  Beginning in 2008, a significantly smaller amount of business will be coming off surrender charge – as shown in the table below and consequently we expect a significant reduction in the surrender ratio.  During 2005 and 2006, especially in light of the substantial number of policies coming off surrender charges in those years and in 2007, the Insurance Company reduced the amount of assets invested in longer-term investments by approximately $1,239 million and reinvested in short and intermediate return investments at reduced yields.  These reduced yields were partially offset by the gains recognized by the Insurance Company from the sale of the longer-term assets.  To protect against a substantial sudden increase in rates (300 basis points), the Company has entered into a series of payor swaption investments.  Under these investments, the Company obtained the right to enter into interest rate swap agreements with counterparties under which the Company’s interest rate obligations are fixed and the counterparties’ obligations are variable, thus protecting the Company from sudden rate increases. (See, Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources, “Asset /Liability Management.”)

Account Value with Surrender Charges Expiring

Year Expiring	Account Value (in millions)	Percent of Account Value Expiring
2008	$ 186.0	19.8%
2009	147.4	15.7
2010	88.7	9.4
2011	137.4	14.6
2012	212.1	22.6
2013 and later	168.4	17.9

Total	$ 940.0	100.0%

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

	2007	2006	2005	2004	2003
Ratio of annualized voluntary terminations (surrenders and lapses) to mean life insurance in force	6.6%	7.6%	7.0%	8.2%	8.5%

The assumed rate of return on invested cash and desired spreads during the period that insurance policies or annuity contracts are in force also affects pricing of products and currently includes an assumption by the Insurance Company of a specified rate of return and/or spread on its investments for each year that such insurance or annuity product is in force.

Investment Results

The following table summarizes the Insurance Company's investment results for the periods indicated, as determined in accordance with GAAP.

Year Ended December 31,
	2007	2006	2005	2004	2003
(in thousands)
Cash and total invested Assets <F1>	$ 4,228,704	$ 4,589,132	$ 4,678,264	$ 4,640,865	$ 4,280,184
Net investment income <F2>	$ 294,860	$ 316,415	$ 339,711	$ 339,442	$ 299,007
Effective yield <F3>	7.14%	7.06%	7.45%	7.78%	7.38%
Net realized investment Gains (Losses) <F4>	$ 24,833	$ (3,607)	$ 75,010	$ 15,278	$ 10,328

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

A general improvement in market conditions and an increase in net investment income were the primary factors in the increase from 2003 to 2004. Portfolio rebalancing and the decline in total assets in 2006 and 2007 resulting from annuity surrenders exceeding net premium written contributed to the decline in net investment income in 2005-2007. Net investment margin (the difference between the return on invested assets and credited rates paid on annuities) improved during 2007 and is expected to favorably impact results in 2008. The sale of long-term bonds to support the portfolio rebalancing in 2005 resulted in $75.0 million in realized capital gains. During 2006, a loss of $14.1 million on the Payor Swaption Portfolio combined with a decline in security sales resulted in a decline to $ (3.6) million in net realized investment gains. The Company had net realized investment gains of $24.8 million in 2007, due primarily to the premiums from optionally called trust preferred securities.

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

As of December 31, 2007, 9.1% of the Company’s invested assets (approximately $363.1 million) consisted of short-term commercial paper and corporate bonds and U.S. Agencies with maturities of less than 1-year at the time of purchase. The commercial paper, which totaled approximately $292.0 million at December 31, 2007, consisted of direct obligations of various corporations rated a minimum of A1 by Standard and Poor’s and P1 by Moody’s with maturities of less than 45 days. The fixed income securities with less than 1-year to maturity (approximately $80 million) consisted primarily of investment-grade corporate bonds which, as of December 31, 2007, had quality ratings (except for one) of at least A2 by Moody’s and A by Standard and Poor’s. As part of its Asset-Liability management strategy, the Insurance Company has kept elevated levels of cash or cash equivalent investments since 2005, anticipating the potential surrender of annuity policies with expiring surrender charges. This cash has been available to meet actual surrenders and any other cash needs. By having the liquidity afforded by these cash investments during 2007, the Company has been able to satisfy all cash needs without portfolio sales from the fixed income portfolio.

As of December 31, 2007, approximately 8% of the Insurance Company's total invested assets were invested in limited partnerships and equity securities.  Investments in limited partnerships are included in the Corporation's consolidated balance sheet under the heading “Other long-term investments.”  See “Note 2 to the Notes to Consolidated Financial Statements.”  The Insurance Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $140.7 million of additional capital to certain of these limited partnerships.  Commitments of $13.2 million will expire in 2008, $2.8 million in 2009, $8.8 in 2010, $47.7 in 2011 and $68.0 in 2012.  The Insurance Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Insurance Company to take quarterly distributions of partnership earnings.  There can be no assurance that the Insurance Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically.  Further, there can be no assurance that the Insurance Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Insurance Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Corporation's financial condition and results of operations.

The primary market risks in the Insurance Company’s investment portfolio are interest rate risk (discussed above), credit risk and, to a lesser degree, equity price risk.  Changes in credit risk are generally measured by changes in corporate yields in relation to the underlying Treasuries (“corporate spreads”) as well as changes in the Credit Default Swap (“CDS”) market, although the Company is a cash investor and does not buy or sell credit default swaps. The Insurance Company's exposure to foreign exchange risk is insignificant.  The Insurance Company has no direct commodity risk.  Changes in interest rates can potentially impact the Corporation’s profitability.  In certain scenarios where interest rates are volatile, the Insurance Company could be exposed to disintermediation risk (asset/liability mismatch) and reduction in net interest rate spread or profit margin.  [See  “Interest Rate Risk” above.]

Unrealized Losses

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 18,028	$ 612	$ 20,968	$ 1,462	$ 38,996	$ 2,074
Corporate Bonds	324,736	13,307	839,968	40,417	1,164,704	53,724
Preferred Stocks	56,617	8,923	24,996	7,245	81,613	16,168
Subtotal Fixed Maturities	399,381	22,842	885,932	49,124	1,285,313	71,966
Common Stock	5,402	993	-	-	5,402	993

Total	$ 404,783	$ 23,835	$ 885,932	$ 49,124	$ 1,290,715	$ 72,959

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2007.

	Gross Unrealized Losses	% Of Total
	(in thousands)
Less than twelve months	$22,842	31.74
Twelve months or more	49,124	68.26

Total	$71,966	100.00

At December 31, 2007, the Company owned 360 securities with a net unrealized loss position.

Notwithstanding an overall decrease in the number of securities in an unrealized loss position at the end of 2007 from 398 to 360, there was an 11% increase in the amount of the unrealized losses for 12 months or more.  The number of securities with unrealized losses greater than 12 months decreased to 214 from 266 while the number of securities with unrealized losses less than 12 months increased from 76 to 135.  Approximately 82% of the securities with unrealized losses greater than 12 months are corporate bonds.  The average unrealized loss at December 31, 2007 has increased to 4.59% of book value from 4.30% for the prior year.

A combination of factors contributed to the overall increase in unrealized losses for corporate bonds at December 31, 2007.  Corporate spreads widened substantially, with 10-year BBB-rated spreads increasing from +135 basis points over 10-year treasuries at December 31, 2006 to +208 basis points at December 31, 2007, according to the Merrill Lynch corporate indices.  Five-year BBB-rated corporate spreads widened from +105 at year-end 2006 to +201 at December 31, 2007.

Unrealized losses in bank and financial issues increased due to concerns about the sub-prime mortgage market and widening corporate spreads.  Spreads on 10-year A-rated financials increased from +96 at year-end 2006 to +225 at year-end 2007.  Losses were further increased for bank trust preferreds and preferreds by year-end 2007 tax loss selling.  This situation improved subsequent to December 31, 2007, as many of the trust preferreds and preferred issues saw an increase in market value by more than 10% over year-end 2007 levels.  The Company addresses other than temporary impairment issues consistent with its policy as described on page 26.

U.S. Treasury Obligations and Direct Obligations of U.S. Agencies:  The net unrealized loss on U.S. Treasuries and U.S. Agencies totaled $789,000 on a fair value position of $30.755 million at December 31, 2007. This represented a substantial improvement from the $5.329 million unrealized loss at year-end 2006, reflecting the substantial decline in Treasury yields during 2007.

Corporate Bonds: The predominant investment category for the Company’s investments is the Corporate Bond Category (including Public Utilities), which totaled $2.374 billion at December 31, 2007. The $55.0 million of unrealized losses at December 31, 2007, an increase from $48.76 million at December 31, 2006, reflected the general widening of corporate spreads in 2007. The 5 largest unrealized loss positions consisted of the following holdings: GMAC 8% due November 1, 2031; Countrywide Capital III, 8.05% due June 15, 2027; Knight-Ridder (assumed by McClatchy Company), 4 5/8% due November 1, 2014; Limited Brands, 5 ¼% due November 1, 2014; and Ford Motor Credit, 5.70% due January 15, 2010. The GMAC unrealized loss reflected concerns about sub-prime mortgages at its Residential Capital LLC subsidiary. The unrealized loss in Countrywide Capital represented the significant deterioration of the residential mortgage market and its effect on Countrywide; the takeover bid that Countrywide subsequently received from Bank of America has narrowed this unrealized loss. Knight-Ridder suffered from the widening in corporate spreads combined with the McClatchy rating downgrades (in 2007) below investment-grade by S&P and Fitch. The Limited Brands holding reflects a significant book value position ($14 million) that experienced a widening in credit spreads combined with cyclical concerns about the retailing sector. The Ford Motor Credit position is a significant book value position ($14.95 million) that has been hurt by cyclical concerns about automobile and truck sales.

Preferred Stocks: The Preferred Stock Category, which totaled $112.0 million at December 31, 2007, consists primarily of banks, financial companies, electric utilities and REIT’s (real estate investment trusts). Unrealized losses totaled $16.2 million at year-end 2007, primarily reflecting the decline in the market value of financial company preferreds. The market also experienced a significant decline due to year-end tax loss selling. The 5 largest unrealized loss positions consisted of the following holdings: Royal Bank of Scotland, 5 ¾% PFD L; Lehman Brothers Capital Trust V; Equity Residential 6.48% PFD Series N; BRE Properties 6 ¾% PFD Series C; and Duke Realty 6 ½% PFD Series K. The Royal Bank of Scotland and the Lehman Brothers positions were affected by general concerns about the U.S. residential real estate market and the effect on loans and investments in sub-prime mortgages and collateralized bond obligations backed by sub-prime mortgages. The Equity Residential, BRE Properties and Duke Realty issues were generally affected by the tax loss selling noted previously. All three of these preferreds are currently trading at market values that are more than 10% higher than December 31, 2007.

Common Stocks:  The Company had $993,000 of unrealized losses at December 31, 2007. A significant portion of this unrealized loss reflects a decline in market value of a common stock position in I-Star Financial, Inc., a residential REIT.

Statutory Information

The Insurance Company prepares its statutory financial statements in accordance with accounting practices prescribed by the New York State Insurance Department.  Prescribed SAP include state laws, regulations and general administrative rules, as well as a variety of publications from the NAIC.  Accounting principles used to prepare statutory financial statements differ from financial statements prepared on the basis of GAAP.  (See Item 1, Business, Insurance Regulation, Statutory Reporting Practices)

A reconciliation of the Insurance Company’s net income (loss) as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2007, 2006 and 2005, is set forth in the following table:

(in thousands)	2007	2006	2005
Statutory net income	$59,141	$74,976	$103,569

Reconciling items:
Deferred policy acquisition costs	(12,345)	(9,020)	(20,040)
Investment income difference	7,714	(9,033)	3,267
GAAP Deferred taxes	2,698	(197)	(40,614)
Policy liabilities and accruals	7,053	15,449	3,942
IMR amortization	(3,056)	(2,938)	(1,736)
IMR capital gains	9,676	494	48,171
Payor Swaptions	(8,314)	(15,307)	(435)
Federal income taxes	(693)	(3,831)	2,916
Other	550	287	39
Non-insurance company’s net income	1,258	(1,167)	(7,490)

GAAP net income	$63,682	$49,713	$91,589

A reconciliation of the Insurance Company’s shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31 is set forth in the following table:

(in thousands)	2007	2006
Statutory shareholders’ equity	$360,373	$330,104

Reconciling items:
Asset valuation and interest maintenance reserves	131,494	117,095
Investment valuation differences	65,364	123,694
Deferred policy acquisition costs	77,721	81,069
Policy liabilities and accruals	135,151	128,090
Difference between statutory and GAAP deferred taxes	(95,510)	(114,415)
Other	(2,754)	(2,618)
Non-insurance company’s shareholders’ equity	(9,884)	(23,432)

GAAP shareholders’ equity	$661,955	$639,587

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

Results of Operations

Comparison of Fiscal Year 2007 to Fiscal Year 2006 and Fiscal Year 2006 to Fiscal Year 2005.

Operating Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased to approximately $40.4 million in 2007 from approximately $41.4 million in 2006, a decrease of approximately 2.4% and increased from approximately $39.1 million in 2005 to $41.4 million in 2006, an increase of approximately 5.9%.  Life insurance premiums were $15.6 million, $13.8 million and $11.8 million in 2007, 2006 and 2005 respectively.  Annuity considerations decreased to approximately $24.8 million in 2007 from approximately $27.6 million in 2006, a decrease of approximately $2.8 million, and increased from approximately $27.4 million in 2005 to $27.6 million in 2006, an increase of approximately $0.2 million.  These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $136.5 million, $163.6 million and $139.7 million in 2007, 2006 and 2005, respectively.  Several factors attributed to the decrease of annuity premium considerations.  The continued repressive interest environment beginning in 2002 has been persistent causing annuity carriers to credit relatively lower and unattractive rates of interest versus the banking savings market which enjoyed a favorable yield curve advantage throughout 2007.  Liquidity is at a premium, as the economy appears to continue slipping towards recession creating an unfavorable environment for the purchase of annuity contracts.  The Company’s diminished A.M. Best, Standard and Poors, and Moody’s ratings from the 2001 levels remain a significant contributory factor to the annuity premium slowdown.

Policy Fee Income

Universal life and investment type policy fee income remained stable at approximately $2.9 million in fiscal years 2006 and 2005, but decreased to approximately $2.6 million in fiscal year 2007.  Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

Net Investment Income

Net investment income totaled $294.9 million in 2007, as compared to $316.4 million in 2006 and $339.7 million in 2005.  This represents a 6.8% decrease comparing 2007 to 2006 and a 6.9% decrease comparing 2006 to 2005.  Invested assets, at amortized cost, for 2007, 2006 and 2005 totaled $4.0 billion, $4.2 billion and $4.5 billion, respectively.  This decrease in invested assets was primarily caused by an increase in policy surrenders in the Insurance Company’s annuity business which exceeded the level of new annuity sales for the respective periods. Reduced income resulted from a decrease in invested assets, as well as, the income reduction attributable to portfolio rebalancing activities in 2006 and 2005, which involved the sale of higher yielding long-term assets and the reinvestment into lower yielding short-term investments.  The Insurance Company's ratios of net investment income to average cash and invested assets, at amortized cost, for the years ended December 31, 2007, 2006 and 2005 were approximately 7.44%, 7.43% and 7.97%, respectively.  Income from limited partnership investments amounted to approximately $52.9 million, $47.0 million and $63.5 million in 2007, 2006 and 2005, respectively.  The changes in the amounts are largely reflective of the inherent volatility of income in the Company’s limited partnership portfolio.  (See Item 7, Management’s Discussion and Analysis, Asset/Liability Management).  Without taking into account the Corporation’s returns on its limited partnership investments in those years, the respective ratios would have been 6.43%, 6.64% and 6.85% for the years ended December 31, 2007, 2006 and 2005.   For additional information, please refer to “Note 2 of the Notes to Consolidated Financial Statements.”

Net Realized Investment Gains and Losses

Net realized investment gains/(losses) (pre-tax) amounted to $24.8 million in fiscal 2007, as compared to $(3.6 million) in fiscal 2006 and $75.0 million in fiscal 2005.  The increase in 2007 was primarily attributable to gains on fixed maturities.  The decrease in 2006 was primarily attributable to recorded losses on the Insurance Company’s investment in Payor Swaptions.  Due to accounting rules governing these investments, fluctuations in market value are realized in the income statement, even if the investments continued to be held by the Company.  The values of the payor swaptions were $7.0, $9.8 million and $19.0 million for the years ended 2007, 2006 and 2005, respectively.  The decrease in investment gains from 2005 to 2006 was largely attributable to gains from the portfolio rebalancing activities in 2005.  Net realized investment gains for years ended December 31, 2007, 2006 and 2005 include realized investment losses of approximately $52 thousand, $4.5 million, and $10.3 million, respectively, attributable to writedowns of certain securities contained in the Insurance Company's investment portfolio that were deemed by management to be other than temporarily impaired.  For a discussion of the procedure by which such determinations were made, see “Investments” above.  Realized investment gains (losses) also resulted from sales of certain equities and convertible securities and calls and sales of fixed maturity investments in the Company’s investment portfolio.

Total Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid to policyholders amounted to $217.7 million in fiscal 2007 as compared to $242.2 million in fiscal 2006 and $255.7 million in fiscal 2005.  These represent a decrease of 10.1% comparing fiscal 2007 to fiscal 2006 and a 5.3% decrease comparing fiscal 2006 to fiscal 2005.  These amounts are consistent with the Company’s historic expense levels.

The Insurance Company’s average credited rate for reserves and account balances for the years ended December 31, 2007, 2006 and 2005 was less than the Company’s ratio of net investment income to mean assets (based on book value) for the same period as noted above under “Net Investment Income”. Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to book value mean assets  (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will widen the Spread.  The actual Spread, excluding capital gains, for the for the 12 months ended December 31, 2007, 2006 and 2005 was 2.13%, 2.01% and 2.33%, respectively.  In comparing year-end 2007 to year-end 2006, the increase was primarily due to a decrease in the crediting rate.  From 2005 to 2006, the decrease was primarily due to a reduction in the earned rate, partially offset by a decrease in the crediting rate.

Interest Expense on Notes Payable

The interest expense on the Corporation's notes payable amounted to approximately $9.1 million in 2007, approximately $10.4 million in 2006 and approximately $9.6 million in 2005.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled $28.3 million in 2007 as compared to $27.0 million in 2006 and $25.0 million in 2005.  This represents an increase of 4.9% comparing 2007 to 2006 and an increase of 8.2% comparing fiscal 2006 to fiscal 2005.  The increase in 2007 was primarily due to 2006 refunds in state and franchise taxes, which reduced the taxes in that year.  Consultant fees paid in connection with the Company’s ERM project also contributed to the increase in 2007.  The increase in 2006 was primarily due to increased commissions paid on internal rollovers in an effort to keep policies in-force.

Change in Deferred Policy Acquisition Costs

The change in the net DAC for 2007 resulted in a charge of approximately $12.3 million, as compared to a charge of approximately $9.0 million and a charge of approximately $20.0 million for 2006 and 2005, respectively.  Changes in DAC consist of three elements:  deferred costs associated with product sales, amortization of the DAC on deferred annuity business and amortization of the DAC on the remainder of the Company’s business.  Deferred costs consisted of credits of $11.3 million, $12.1 million and $8.4 million for 2007, 2006 and 2005 respectively.  Amortization of the DAC on deferred annuity business consisted of charges of $17.9 million, $15.9 million and $23.2 million in 2007, 2006 and 2005 respectively.  Amortization of the DAC on the remainder of the Company’s business consisted of charges of $5.8 million in 2007 and $5.2 million in both 2006 and 2005.

Under applicable accounting rules (FASB 97), DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Insurance Company related to these assets increase, the amount and timing of amortization is accelerated.  The increase in 2007 relates to an increase in realized gains in 2007.  The decrease from 2005 to 2006 was primarily due to a substantial decrease in the realized gains; a direct result of the Company’s portfolio rebalancing program in 2005.  (See also the discussion of Deferred Policy Acquisition Costs under Critical Accounting Policies below.)

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $96.7 million in 2007, as compared to approximately $70.2 million in 2006 and approximately $148.2 million in 2005.

Income Taxes

Income tax expense was approximately $33.0 million in 2007, as compared to an expense of approximately $20.5 million in 2006 and approximately $56.6 million in 2005.  Higher income in 2007 generated higher taxes.  The decrease in income taxes in fiscal 2006 was primarily attributable to a net realized investment loss in 2006.

Net Income

For the reasons discussed above, the Corporation had net income of approximately $63.7 million in 2007, as compared to $49.7 million in 2006 and $91.6 million in 2005.

Liquidity and Capital Resources

The Corporation is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Corporation’s principal sources of cash are sales of and interest on the Corporation’s investments and rent from its real estate.  In 2007, the Corporation’s Board of Directors increased the quarterly dividend rate to  $.125 per share from $.10 per share in 2006 and 2005.  During 2007 and 2006, the Corporation did not repurchase any of its common stock, although at December 31, 2007, the Corporation was authorized to purchase approximately 385,000 shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Corporation without obtaining prior regulatory approval.  Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Corporation as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses). The Insurance Company will only be permitted to pay a stockholder dividend to the Corporation in excess of that amount if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. The Insurance Company paid $32 million and $20 million in dividends to the Corporation in fiscal 2007 and 2006, respectively. No dividends were paid to the Corporation in 2005.  On a going forward basis, there can be no assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Corporation in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.

The Corporation was able to meet all its liquidity needs in 2007, including the payment of dividends, and anticipates being able to meet those needs in 2008 and the foreseeable future.

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

Net cash provided by the Corporation’s operating activities was approximately $21.1 million, $77.4 million and $45.4 million in 2007, 2006 and 2005, respectively.  Net cash provided by/(used in) in the Corporation's investing activities (principally reflecting investments purchased, called, redeemed or sold) was approximately $416.4 million, $236.6 million and $(60.8) million in 2007, 2006 and 2005, respectively.

For purposes of the Corporation's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Insurance Company's annuity and universal life insurance products.  The payment of dividends by the Corporation to its stockholders is also considered to be a financing activity.  Net cash (used in)/provided by the Insurance Company's financing activities amounted to approximately $(453.7) million, $(300.8) million and $15.8 million in 2007, 2006 and 2005, respectively.  These fluctuations primarily are attributable to changes in policyholder account balances as a result of surrenders, sales and interest earned by the policyholders as well as the repayment of short-term debt.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Corporation. In the event the Corporation violates such covenants, we may be obligated to offer to repurchase the entire outstanding principal amount of such notes.  As of December 31, 2007, we believe that we are in compliance with all of the covenants.

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

In order to maintain consistency in our portfolio, our deferred annuity products incorporate surrender charges to discourage surrenders or withdrawals.  Annuitants may not terminate or withdraw funds from their annuity contracts for a significant initial period (generally seven years) without incurring penalties in the form of surrender charges.  These surrender charges generally range from 1% to 7% of the investment. Approximately 56.8%, 46.9% and 33.5% of the Insurance Company's deferred annuity contracts in force (measured by reserves) as of December 31, 2007, 2006, and 2005 were surrenderable without charge.

The market value of our fixed maturity portfolio changes as interest rates change.  In general, rate decreases cause asset prices to rise, while rate increases cause asset prices to fall.  Based on market values and prevailing interest rates as of December 31, 2007, a hypothetical instantaneous increase in interest rates of 100 basis points would produce a loss in fair value of our fixed maturity assets of approximately $167.3 million.

Asset/Liability Management

A persistent concern of the Insurance Company’s management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  Prior to 2005, the Insurance Company had permitted the duration gap between its assets and liabilities to rise during a period in which it expected relatively stable interest rates and, most importantly, in which its liabilities were largely protected by significant annuity surrender charges.  This strategy benefited the Company by allowing it to realize enhanced yield from longer duration assets.  At the end of 2004, the Insurance Company determined that the prospect of rising rates and declining surrender charges necessitated a reduction in the duration mismatch, as well as increased management of extension risk in its investment portfolio.  The Company developed a two-step asset liability management strategy.  The first step involved a duration reduction strategy, which involved the sale of certain longer duration assets that were purchased at prices below current market prices and reinvestment in shorter duration assets.  Since December 31, 2004, the Company has completed in excess of $1,238.9 million of asset repositioning.

As the second element of the asset liability management strategy, the Company hedged against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as Payor Swaptions.  Swaptions are options to enter into an interest rate swap arrangement with a counterparty at a specified future date.  At expiration, the counterparty would be required to pay the Insurance Company the amount of the present value of the difference between the floating rate of interest  (based on 3-month LIBOR) on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant increase in interest rates. The Company may monetize the value of expiring Payor Swaptions prior to the expiration date.  .

In July 2005, Presidential Life entered into a series of Payor Swaption investments designed to protect the Company against an instantaneous rise in interest rates of 300 basis points, as required by the New York State Insurance Department (Regulation 126).  Six contracts against the 10-year swap rate were executed with one dealer and three banks at a total cost of $19,430,625. During the 3rd quarter of 2006 Presidential sold the expiring 2006 Payor Swaption for $5,930,000, realizing a capital gain of $3,186,000. The proceeds were reinvested into a new Payor Swaption with a notional value of $325,000,000 (increased from the $200,000,000 notional value for the expiring Payor Swaption) that expires on July 13, 2009, for a total cash consideration of $6,170,000.  During the 2nd quarter of 2007, the Insurance Company sold 2 of the Swaptions set to expire in July 2007 realizing a capital loss of $1,396,875. These proceeds were reinvested into a new Payor Swaption with a notional amount of $400,000,000 that expires on June 21, 2010.

The Company has established ISDA Credit Support Agreements with the three current counterparties. All of the counterparties have ratings equal to or higher than Aa3/AA- by Moody's and S&P, respectively. These contracts expire in July 2008, July 2009, and June 2010 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of December 31, 2007 was $7,005,197. These investments are classified on the balance sheet as "Derivative Instruments". Under FAS 133, the value of the Payor Swaptions is recognized at "fair value" (market value), with the resulting change in fair value reflected in the statement of income as a realized loss or gain. The change in market value during the calendar year was a loss of $2,778,921.  The Company has determined that the average fair value, based upon weekly market values for the period  (January 1, 2007 to December 31, 2007), was $11,040,890.

The Insurance Company, in consultation with its actuarial consultant, Milliman, Inc, periodically assesses its overall Swaption portfolio to determine if sufficient protection is provided to cover projected realized losses in the event of a liquidation of assets to satisfy annuity surrenders under the aforementioned 300 basis points increase in interest rates.  As part of this process, Presidential believes that its existing Swaption Portfolio currently provides excess protection against a 300 basis points rise in interest rates. The Company may consider liquidating some of the Swaption Portfolio or allowing the nearby Payor Swaptions maturing in 2008 to expire. Future consideration of these transactions or other asset/liability management strategies is dependent upon periodic testing based on updated asset and liability data as of December 31, 2007.

Line of Credit

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

Contractual Obligations

The accompanying Notes to Consolidated Financial Statements contain information regarding payments required under existing long-term borrowing arrangements.  The following presents a summary of the Company’s significant contractual obligations as of December 31, 2007.

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Long Term Debt Obligations	$ -	$ 90,195	$ -	$ -	$ 90,195
Interest on Long-Term Debt Obligations	$ 7,103	$ 3,551	$ -	$ -	$ 10,654

Policy Liabilities (1)	$ 574,114	$ 846,367	$ 765,024	$ 2,724,396	$ 4,909,901

Total Contractual Obligations	$ 581,217	$ 940,113	$ 765,024	$ 2,724,396	$ 5,010,750

(1) The difference between the recorded liability of $3,301.8 million, and the total payment obligation amount of $4,909.9 million, is $1,608.1 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total payment of $4,909.9 million, $3,174.6 million, or 64.7%, is from the Company’s deferred annuity, life, and accident and health business.  Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

Long-term debt obligations consist of $90.2 million, 7 7/8% senior notes due February 15, 2009.  See Note 3 in Notes to the Unaudited Condensed Consolidated Financials Statements for additional discussion concerning both long-term and short-term obligations.

Effects of Inflation and Interest Rate Changes

In a rising interest rate environment, the Insurance Company's average cost of funds would be expected to increase over time, as it prices its new and renewing annuities to maintain a generally competitive market rate. In addition, the market value of the Insurance Company's fixed maturity portfolio would be expected to decrease, resulting in a decline in shareholders' equity.  Concurrently, the Insurance Company would attempt to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities associated with such annuities.  Moreover, surrenders of its outstanding annuities would likely accelerate.  Management believes that liquidity necessary in such an interest rate environment to fund withdrawals, including surrenders, would be available through income, cash flow, the Insurance Company's cash reserves and, if necessary, proceeds from the monetization of the Payor Swaption investments described above and the sale of short-term and long-term investments.

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

The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor equity interest, or more than a minor influence over the joint ventures and partnership’s operations, but does not have a controlling interest and is not the primary beneficiary.  The Company routinely evaluates its limited partnership investments for impairments. The Company considers financial and other information provided by the investee and other known information and inherent risks in the underlying investments in determining whether an impairment has occurred.  When an other-than-temporary impairment is deemed to have occurred, the Company records a realized capital loss within net investment income to record the investment at its fair value.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there may be up to a one year reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there may be up to a one year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2008.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  The failure of the Insurance Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Corporation's financial condition and results of operations.

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

To demonstrate the sensitivity of our net DAC balance ($77.7 million as of December 31, 2007) relative to our future spreads and expenses, the information below indicates how much the net DAC balance would have changed if the future spread assumption decreased by 30% and if the future expense assumption increased by 30%.  We believe that any variation in our expense or spread estimate is likely to fall within these ranges.

Change in Assumption	Decrease in Net DAC Asset

Future Spread Decreases 30%	$11.1 million
Future Expenses Increase 30%	$1.5 million

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

For policies and contracts where the reserve is reported as the account balance ($2,579.9 million), a change in expected experience would have no effect on the reserve.

For those annuities and supplementary contracts with life contingencies that comprise a portion of future policy benefits ($672 million of reserves), an increase in mortality experience of 1% per year for individual contracts would increase the present value of future benefits by approximately $27 million.  We believe that any variation of our mortality estimates is likely to fall within this range.

For traditional life insurance business ($39 million of reserves), establishing reserves requires the use of many assumptions.  Due to the number of independent variables inherent in the calculation of these reserves, and because this business is not material to the overall Company results, it is not practical to perform a quantitative analysis on the impact of changes in underlying assumptions.  However, the Insurance Company historically has not experienced significant adverse deviations from its assumptions and believes that its assumptions are realistic and produce reserves that are fairly stated in accordance with GAAP.

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

FIN 48 liabilities and tax reserves – We have open tax years in the United States that are currently under examination by the applicable taxing authorities, and certain later tax years that may in the future be subject to examination. We periodically evaluate the adequacy of our FIN 48 liabilities and tax reserves, taking into account our open tax return positions, tax assessments received and tax law changes. The process of evaluating FIN 48 liabilities and tax reserves involves the use of estimates and a high degree of management judgment. The final determination of tax audits could affect our tax reserves.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the accompanying Table of Contents to Consolidated Financial Statements and Schedules on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2007, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on our assessment of the Company's internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Presidential Life Corporation

Nyack, New York

We have audited Presidential Life Corporation and subsidiaries (“the Company”) internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, Presidential Life Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended and our report dated March 11, 2008 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 11, 2008

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the Corporation's directors, nominees for election as directors and executive officers will be included in the Corporation's definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (the “Proxy Statement”), which the Corporation intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Directors and Executive Officers" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to compensation paid to executive officers and directors of the Corporation will be included under the headings “Compensation of Directors and Executive Officers” and “Compensation Discussion and Analysis” in the Company’s 2008 Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2008, and is incorporated herein by reference.

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

Date:  March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:   March 11, 2008

/s/ Herbert Kurz

Herbert Kurz

Chief Executive Officer

and Chairman of the Board

Date:   March 11, 2008

 /s/ Charles J. Snyder

Charles J. Snyder, Treasurer

and Chief Financial Officer

Date:   March 11, 2008

 /s/ Donald Barnes

Donald Barnes, Director

Date:   March 11, 2008

 /s/ Richard Giesser

Richard Giesser, Director

Date:   March 11, 2008

 /s/ Jeffrey Keil

Jeffrey Keil, Director

Date:  March 11, 2008

 /s/ Paul F. Pape

Paul F. Pape, Director

Date:  March 11, 2008              /s/ Lawrence Read

                                                         Lawrence Read, Director

Date:  March 11, 2008             /s/ Lawrence Rivkin

                                                         Lawrence Rivkin, Director

Consent of Independent Registered Public Accounting Firm

Presidential Life Corporation

Nyack, New York

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-63831) and Form S-8 (No. 333-08217) of Presidential Life Corporation of our report dated March 11, 2008, relating to the consolidated financial statements and financial statement schedules, and the effectiveness of Presidential Life Corporation’s internal control over financial reporting, which appear[s] in this Form 10-K.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 11, 2008

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                              Page

Report of Independent Registered Public Accounting Firm ……….…………………………….              F-2

Consolidated Financial Statements:

       Consolidated Balance Sheets as of December 31, 2007 and 2006…………..………….…….

            F-4

Consolidated Statements of Income – Years Ended December 31, 2007, 2006

     and 2005…………..……………………………………………………………………..           F-5

       Consolidated Statement of Shareholders’ Equity – Years Ended December 31, 2007,

                 2006 and 2005……………..……………………………………………….…………...

 F-6

Consolidated Statements of Cash Flows – Years Ended December 31, 2007, 2006

         and 2005 ………… .……………………………………………………………………..

 F-7

Notes to Consolidated Financial Statements  ……………………………………………………...

 F-8

Consolidated Financial Statement Schedules:

II  Condensed Balance Sheets (Parent Company Only) as of December 31, 2007 and

         2006 ………….. ..……………………………………………………………………….

S-1

II  Condensed Statements of Income (Parent Company Only) – Years Ended

                December 31, 2007, 2006 and 2005 ……………. ………………………………………

S-2

II  Condensed Statements of Cash Flows (Parent Company Only) – Years Ended

                 December 31, 2007, 2006 and 2005 …………. …………………………………………

S-3

     III  Supplemental Insurance Information – Years Ended December 31, 2007, 2006 and 2005 …

S-4

     IV  Reinsurance – Years Ended December 31, 2007, 2006 and 2005  …………………………..

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Presidential Life Corporation

Nyack, New York

We have audited the accompanying consolidated balance sheets of Presidential Life Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005.  We have also audited the financial statement schedules listed in the accompanying index as of and for the years ended December 31, 2007, 2006 and 2005.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Presidential Life Corporation and subsidiaries at December 31, 2007 and 2006 , and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes, as a result of adopting Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Presidential Life Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 11, 2008

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
ASSETS:
Investments:
Fixed maturities:
Available for sale at fair value (Amortized cost of $3,211,908 and $3,123,677 respectively)	$ 3,282,099	$ 3,261,817
Common stocks
Available for sale at fair value (Amortized cost of $7,177 and $31,560 respectively)	9,732	45,266
Derivatives, at fair value	7,005	9,784
Real estate	415	415
Policy loans	19,194	17,965
Short-term investments	363,067	839,535
Other long-term investments	309,663	267,975
Total investments	3,991,175	4,442,757

Cash and cash equivalents	3,631	19,844
Accrued investment income	45,206	46,514
Amounts due from security transactions	22,600	5,564
Federal income tax recoverable	-	5,716
Deferred policy acquisition costs	77,721	81,069
Furniture and equipment, net	579	446
Amounts due from reinsurers	13,124	13,682
Other assets	1,480	1,772
Assets held in separate account	-	2,008
TOTAL ASSETS	$ 4,155,516	$ 4,619,372

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Policy Liabilities:
Policyholders’ account balances	$ 2,579,907	$ 2,969,434
Future policy benefits:
Annuity	642,931	649,110
Life and accident and health	69,067	66,355
Other policy liabilities	9,917	10,406
Total policy liabilities	3,301,822	3,695,305
Notes payable	90,195	100,000
Short-term note payable	-	50,000
Deposits on policies to be issued	8,446	5,522
General expenses and taxes accrued	4,073	5,082
Federal income tax payable	183	-
Deferred federal income taxes, net	60,217	76,190
Other liabilities	28,625	45,678
Liabilities related to separate account	-	2,008
Total Liabilities	3,493,561	3,979,785

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized 100,000,000 shares; issued and outstanding 29,553,710 shares in 2007 and 29,469,072 in 2006)	295	294
Additional paid in capital	4,538	2,314
Accumulated other comprehensive income	91,704	118,444
Retained earnings	565,418	518,535
Total Shareholders’ Equity	661,955	639,587
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 4,155,516	$ 4,619,372

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Years Ended December 31
	2007	2006	2005
REVENUES:
Insurance revenues:
Premiums	$ 15,634	$ 13,831	$ 11,759
Annuity considerations	24,788	27,601	27,384
Universal life and investment type policy fee income	2,600	2,916	2,885
Net investment income	294,860	316,415	339,711
Net realized investment gains (losses)	24,833	(3,607)	75,010
Other income	1,410	1,670	1,832
TOTAL REVENUES	364,125	358,826	458,581

BENEFITS AND EXPENSES:
Death and other life insurance benefits	13,499	13,269	13,262
Annuity benefits	77,545	76,800	75,011
Interest credited to policyholders’ account balances	128,871	151,906	165,660
Interest expense on notes payable	9,138	10,432	9,636
Other interest and other charges	975	879	844
(Decrease)/Increase in liability for future policy benefits	(3,222)	(636)	966
Commissions to agents, net	11,747	12,573	8,699
General expenses and taxes	16,567	14,420	16,251
Increase in deferred policy acquisition cost	12,345	9,020	20,040
TOTAL BENEFITS AND EXPENSES	267,465	288,663	310,369

Income before income taxes	96,660	70,163	148,212

Provision for income taxes:
Current	34,150	19,904	14,203
Deferred	(1,172)	546	42,420
	32,978	20,450	56,623

NET INCOME	$ 63,682	$ 49,713	$ 91,589

Earnings per common share, basic	$ 2.16	$ 1.69	$ 3.12
Earnings per common share, diluted	$ 2.15	$ 1.67	$ 3.11

Weighted average number of shares outstanding during the year, basic	29,523,089	29,449,256	29,387,323

Weighted average number of shares outstanding during the year, diluted	29,650,894	29,703,933	29,496,252

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(in thousands, except share data)

	Capital Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at January 1, 2005,	294	302	400,776	194,362	595,734
Comprehensive Income:
Net Income			91,589		91,589
Loss on Rate Lock Hedge				(2,127)	(2,127)
Net Unrealized Investment Losses				(47,846)	(47,846)
Comprehensive Gain					41,616
Issuance of Shares Under Stock Option Plan		905			905
Dividends Paid to Shareholders ($.40 per share)			(11,759)		(11,759)
Balance at December 31, 2005	$294	$1,207	$480,606	$144,389	$626,496

Comprehensive Income:
Net Income			49,713		49,713
Loss on Rate Lock Hedge				(1,456)	(1,456)
Net Unrealized Investment Losses				(24,489)	(24,489)
Comprehensive Gain					23,768
Issuance of Shares Under Stock Option Plan		545			545
Share Based Compensation		562			562
Dividends Paid to Shareholders ($.40 per share)			(11,784)		(11,784)
Balance at December 31, 2006	$294	$2,314	$518,535	$118,444	$639,587

Cumulative effect of adoption of FIN 48			(2,036)		(2,036)
Balance at January 1, 2007, as adjusted	294	2,314	516,499	118,444	637,551

Comprehensive Income:
Net Income			63,682		63,682
Loss on Rate Lock Hedge				(707)	(707)
Net Unrealized Investment Losses				(26,033)	(26,033)
Comprehensive Gain					36,942
Issuance of Shares Under Stock Option Plan	1	1,095			1,096
Share Based Compensation		1,129			1,129
Dividends Paid to Shareholders ($.50 per share)			(14,763)		(14,763)
Balance at December 31, 2007	$295	$4,538	$565,418	$91,704	$661,955

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net Income	$ 63,682	$ 49,713	$ 91,589
Adjustments to reconcile net income to net cash provided by operating activities:
(Provision) Benefit for deferred income taxes	(1,172)	546	42,420
Depreciation and amortization	979	960	1,164
Stock Option Compensation	1,129	562	-
Net amortization of discount on fixed maturities	(17,823)	(28,146)	(29,651)
Realized investment (gains) losses	(24,833)	3,607	(75,010)
Changes in:
Accrued investment income	1,308	6,168	810
Deferred policy acquisition costs	12,345	9,020	20,040
Federal income tax recoverable	2,669	20,137	(12,591)
Liability for future policy benefits	(3,467)	(286)	2,528
Other items	(13,766)	15,120	4,054
Net Cash Provided by Operating Activities	$ 21,051	$ 77,401	$ 45,353
INVESTING ACTIVITIES:
Fixed Maturities:
Acquisitions	(433,705)	(34,301)	(938,966)
Sales	10,350	482,531	784,593
Maturities, calls and repayments	376,060	294,564	311,322
Common Stocks:
Acquisitions	(24,907)	(36,016)	(38,116)
Sales	53,224	48,258	56,208
Derivative Investments
Acquisitions	(6,156)	(6,170)	(19,431)
Sales	6,051	5,930	-
Decrease (Increase) in short-term investments and policy loans	466,375	(528,485)	(283,465)
Other Long-term Investments:
Additions to other long-term investments	(100,937)	(66,682)	(60,279)
Distributions from other long-term investments	87,113	79,907	122,910
Amounts due from security transactions	(17,036)	(2,910)	7,444
Other Items	-	-	(3,023)
Net Cash Provided by (Used in) Investing Activities	416,432	236,626	(60,803)
FINANCING ACTIVITIES:
(Decrease) Increase in policyholders’ account balances	(389,527)	(300,447)	23,842
Repurchase of common stock	1,095	545	905
Bank overdrafts	(4,171)	7,937	9,942
Deposits on policies to be issued	2,925	2,910	(7,150)
Repayment of short-term debt	(50,000)	-	-
Dividends paid to shareholders	(14,018)	(11,784)	(11,759)
Net cash (Used in) Provided by Financing Activities	(453,696)	(300,839)	15,780

(Decrease) Increase in Cash and Cash Equivalents	(16,213)	13,188	330

Cash and Cash Equivalents at Beginning of Year	19,844	6,656	6,326

Cash and Cash Equivalents at End of Year	$ 3,631	$ 19,844	$ 6,656
Supplemental Cash Flow Disclosure:
Income Taxes Paid	$ 30,795	$ 337	$ 26,610
Interest Paid	$ 10,107	$ 10,596	$ 9,668

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation (the “Company”), through its wholly owned subsidiary Presidential Life Insurance Company (“the Insurance Company”), is engaged in the sale of life insurance and annuities.  The Insurance Company has assets of approximately $4.0 billion and shareholders’ equity of $671.8 million as of December 31, 2007 and is licensed in 49 states and the District of Columbia.

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

We manage and report our business as a single segment in accordance with the provisions of FAS 131, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 87%) and life insurance (approximately 13%).  The nature of these two product lines is sufficiently similar to permit their aggregation as a single reporting segment.  Approximately 73% of our life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and the Company does not make mortality charges on either product.  Moreover, the two products generate similar returns to the Company and carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility, with overlapping administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

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

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking. Substantially all of their investments are recorded at fair value.  In general, risks associated with such limited partnerships include those related to their underlying investments  (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships to typically make quarterly distributions (to the extent that distributions are available) of partnership earnings, with the exception of hedge fund limited partnerships.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income subsequently distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there may be up to a one year reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments in 2008.  The adjustments to its estimates of investment income recorded during the preceding year (“true-up”) for the twelve month periods ended December 31, 2007 and 2006 amounted to an increase of approximately $13.4 and $7.3 million respectively.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there may be up to a one year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2008.  Net unrealized gains (cumulative, after tax effects) totaled approximately $51.5 million at December 31, 2007 and $33.4 million at December 31, 2006 and are included in the balance sheet under other comprehensive income.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements and contributions subsequently made by the Company and income subsequently distributed by the partnerships.  Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of December 31, 2007 and December 31, 2006.  As of December 31, 2007, the Company was committed to contribute, if called upon, an aggregate of approximately $140.7 million of additional capital to certain of these limited partnerships.  Commitments of $13.2 million will expire in 2008, $2.8 million in 2009, $8.8 million in 2010, $47.7 million in 2011 and $68.0 million in 2012.

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

The Company’s investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Accumulated depreciation amounted to $206,800 and $206,800 at December 31, 2007 and 2006, respectively.  Both buildings are fully depreciated and have no depreciation expense for the years ended December 31, 2007, 2006 and 2005.

E.

Furniture and Equipment

Furniture and equipment is carried at cost and depreciated on a straight-line basis over a period of five to ten years except for automobiles, which are depreciated over a period of three years.  Accumulated depreciation amounted to $1,461,000 and $1,354,000 at December 31, 2007 and 2006, respectively, and related depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $106,300, $61,700 and $51,900, respectively.

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

For the years ended December 31, 2007, 2006, and 2005, approximately 51.7%, 49.0% and 42.8%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York.

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

Unamortized deferred policy acquisition costs for the years ended December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(in thousands)
Balance at the beginning of year	$ 81,069	$ 80,394
Current year’s costs deferred	11,339	12,054
Total	92,408	92,448
Less amortization for the year	23,632	21,358
Total	68,776	71,090
Change in amortization related to Unrealized Gain in investments	8,945	9,979
Balance at the end of the year	$ 77,721	$ 81,069

H.

Future Policy Benefits

Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions established at policy issue as to mortality and persistency is based on anticipated experience, which, together with interest and expense assumptions, provide a margin for adverse deviation.  Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contract holders’ fund balances and after annuitization are equal to present value of expected future payments.  The average interest rate used in establishing liabilities for life insurance was 5.28%, 5.27%, and 5.26% for 2007, 2006, and 2005 respectively; and the average interest rate used in establishing liabilities for annuities was 7.50%, 7.55%, and 7.66% for 2007, 2006, and 2005 respectively.

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

These account balances are summarized as follows:

	2007	2006
	(in thousands)
Account balances at beginning of year	$ 2,969,434	$ 3,269,881
Additions to account balances	274,223	325,052
Total	3,243,657	3,594,933
Deductions from account balances	663,750	625,499
Account balances at end of year	$ 2,579,907	$ 2,969,434

The average interest rate credited to account balances was 4.75%, 4.99%, and 5.22% for 2007, 2006, and 2005 respectively.

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

In 2007, all of the remaining policies under separate accounts were surrendered, therefore there were no assets or liabilities in separate accounts as of December 31, 2007.

M.

Earnings Per Common Share

The Company has calculated earnings per share (EPS) in accordance with SFAS No. 128, Earnings Per Share.  Basic EPS is computed based upon the weighted average number of common shares outstanding during the year.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average numbers of common shares used to compute diluted EPS for the year ended December 31, 2007, 2006 and 2005 were 29,650,894, 29,703,933 and 29,496,252 respectively.  The dilution from the potential exercise of stock options outstanding reduced EPS by $0.01 in 2007.

N.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and amounts due from an original maturity of three months or less.

O.

New Accounting Pronouncements

In June 2007, the AICPA issued SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.”   This statement provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). For those entities that are investment companies under SOP 07-1, it also addresses when specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain Investment Company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor.  In February 2008, the Financial Accounting Standards Board (FASB) decided to issue a final Staff Position indefinitely deferring the effective date of Statement of Position 07-1

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements.  This Statement does not require any new fair value measurements, but will potentially require additional disclosures regarding existing fair value measurements we currently report. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that this pronouncement will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 was effective for fiscal years ending on or after November 15, 2006, and did not have material impact on the Company’s consolidated financial statement, as we have not discovered material errors in prior years with material effect as of the reporting date.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. Any transition adjustment recognized on the date of adoption was recorded as an adjustment to retained earnings as of the beginning of the adoption period. We adopted FIN 48 on January 1, 2007. See Note 7 - “Income Taxes” for a discussion of the impact of FIN 48.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Specifically, the new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  SFAS 156 was effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company is as of the beginning of fiscal 2007. The adoption of SFAS 156 did not have an effect on the Company’s consolidated financial statements.

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

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 on January 1, 2007. The Company has assessed the impact of SOP 05-1 on the Company’s consolidated financial position and results of operations and has determined that it did not have a material impact on the Company’s consolidated financial statements.

2. INVESTMENTS

The following tables provide information relating to fixed maturities and common stocks held by the Company:

Available for Sale investments at December 31, 2007:

	Cost or Amortized	Gross Unrealized
Type of Investment	Cost	Gains	(Losses)	Market Value
		(in thousands)
Fixed Maturities:
Bonds and Notes:
United State government and government agencies and authorities	$ 510,105	$ 20,083	$ (2,074)	$ 528,114
States, municipalities and political subdivisions	8,859	3,383	-	12,242
Foreign governments	-	-	-	-
Public Utilities	441,221	12,273	(8,881)	444,613
Commercial Mortgage Backed Securities	240,346	28,569	(110)	268,805
All other corporate bonds	1,890,132	70,895	(44,734)	1,916,293
Preferred stocks, primarily corporate	121,245	6,955	(16,168)	112,032
Total Fixed Maturities	$ 3,211,908	$ 142,158	$ (71,967)	$ 3,282,099
Common Stocks:
Public Utilities	-	-	-	-
Banks, trust and insurance companies	-	-	-	-
Industrial, miscellaneous and all other	7,177	3,548	(993)	9,732
Total Common Stocks	$ 7,177	$ 3,548	$ (993)	$ 9,732

Available for sale investments at December 31, 2006:

	Cost or Amortized	Gross Unrealized
Type of Investment	Cost	Gains	(Losses)	Market Value
		(in thousands)
Fixed Maturities:
Bonds and Notes:
United State government and government agencies and authorities	$ 468,449	$ 9,698	$ (5,329)	$ 472,818
States, municipalities and political subdivisions	8,838	3,147	-	11,985
Foreign governments	-	-	-	-
Public Utilities	342,123	14,953	(7,636)	349,440
Commercial Mortgage Backed Securities	241,255	33,248	-	274,503
All other corporate bonds	1,933,862	114,022	(34,491)	2,013,393
Preferred stocks, primarily corporate	129,150	11,275	(747)	139,678
Total Fixed Maturities	$ 3,123,677	$ 186,343	$ (48,203)	$ 3,261,817
Common Stocks:
Public Utilities	860	298	-	1,158
Banks, trust and insurance companies	2,013	676	-	2,689
Industrial, miscellaneous and all other	28,687	13,288	(556)	41,419
Total Common Stocks	$ 31,560	$ 14,262	$ (556)	$ 45,266

2. INVESTMENTS - CONTINUED

The estimated fair value of fixed maturities available for sale at December 31, 2007, by contractual maturity, is as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Market Value
(in thousands)
Due in one year or less	$237,867
Due after one year through five years	817,079
Due after five years through ten years	676,703
Due after ten years	1,169,613
Total debt securities	2,901,262
Mortgage-Backed Bonds	268,805
Preferred Stocks	112,032
Total	$3,282,099

The following information summarizes the components of net investment income and realized investment gains:

Net Investment Income:

	Year Ended December 31
	2007	2006	2005
	(in thousands)
Fixed Maturities	$ 215,538	$ 252,817	$ 274,366
Common Stocks	3,895	2,171	1,334
Short-term investments	26,302	16,584	4,197
Other long-term investments	52,872	46,982	63,452
Other investment income	2,646	4,452	1,984
	301,253	323,006	345,333
Less investment expenses	6,393	6,591	5,622

Net investment income	$ 294,860	$ 316,415	$ 339,711

As of December 31, 2007, 2006 and 2005 there were seven fixed maturity investments with a carrying value of $13.5 million and twelve fixed maturity investments with a carrying value of $13.8 and seventeen fixed maturity investments with a carrying value of $11.3 million respectively, in the accompanying balance sheet which were non-income producing.

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2007:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities	(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 18,028	$ 612	$ 20,968	$ 1,462	$ 38,996	$ 2,074
Corporate Bonds	324,736	13,307	839,968	40,417	1,164,704	53,724
Preferred Stocks	56,617	8,923	24,996	7,245	81,613	16,168
Subtotal Fixed Maturities	399,381	22,842	885,932	49,124	1,285,313	71,966
Common Stock	5,402	993	-	-	5,402	993

Total	$ 404,783	$ 23,835	$ 885,932	$ 49,124	$ 1,290,715	$ 72,959

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

The following presents the amortized cost and gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2007.

	Gross Unrealized Losses	% of Total
	(in thousands)
Less than twelve months	$ 22,842	31.74
Twelve months or more	49,124	68.26
Total	$ 71,966	100.00

The following presents the amortized cost and gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2006.

	Gross Unrealized Losses	% of Total
	(in thousands)
Less than twelve months	$ 3,807	7.90
Twelve months or more	44,396	92.10
Total	$ 48,203	100.00

The Company owned 360 and 398 securities with an unrealized loss position as of December 31, 2007 and 2006, respectively.

During 2007, 2006, and 2005 the Company realized losses related to other than temporary impairments of approximately $52 thousand, $4.5 million and $9.2 million, respectively.  The write-downs of $4.5 million in 2006 was primarily due to the write-downs of two investments: a $2.9 million write-off of a position in Clearwater Funding CBO and a write-down to market of $1.5 million in Tenet Healthcare Senior Notes.  In 2005, the other than temporary impairments were primarily due to deteriorating fundamentals in the automotive sector.

2. INVESTMENTS - CONTINUED

Net Realized Investment (Losses) Gains:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Fixed maturities	$ 23,880	$ (3,373)	$ 66,513
Common stocks	3,783	8,740	8,497
Derivatives	(2,830)	(8,974)	-
Total realized (losses) gains on investments	$ 24,833	$ (3,607)	$ 75,010

Net Unrealized Investment (Losses) Gains:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Fixed maturities	$ 70,190	$ 138,139	$ 190,863
Common stocks	2,555	13,706	9,958
Other Assets	79,195	51,331	53,282
Unrealized investment gains	$ 151,940	$ 203,176	$ 254,103

Amortization (benefit of deferred acquisition costs)	(9,770)	(18,715)	(28,694)
Deferred federal income tax benefit	(49,759)	(64,561)	(78,893)
Transition Adjustment	(707)	(1,456)	(2,127)
Net unrealized investment gains	91,704	118,444	144,389
Change in net unrealized investment (losses) gains	$ (26,740)	$ (25,945)	$ (49,973)

The change in unrealized investment gains (losses), as presented below, resulted primarily from changes in general economic conditions, which directly influenced investment security markets.  These changes were also impacted by writedowns of investment securities for declines in market values deemed to be other than temporary.

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the Year Ended December 31, 2007:	(in thousands)
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (55,938)	$ 19,579	$ (36,359)
Plus: reclassification adjustment for gains realized in net income	24,833	(8,692)	16,141
Change related to deferred policy acquisition costs	(8,946)	3,131	(5,815)
Net unrealized investment gains (losses)	$ (40,051)	$ 14,018	$ (26,033)

For the Year Ended December 31, 2006:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (24,090)	$ 8,432	$ (15,658)
Plus: reclassification adjustment for losses realized in net income	(3,607)	1,262	(2,345)
Change related to deferred policy acquisition costs	(9,978)	3,492	(6,486)
Net unrealized investment gains (losses)	$ (37,675)	$ 13,186	$ (24,489)

For the Year Ended December 31, 2005:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (128,325)	$ 44,914	$ (83,411)
Plus: reclassification adjustment for gains realized in net income	75,010	(26,254)	48,756
Change related to deferred policy acquisition costs	(20,294)	7,103	(13,191)
Net unrealized investment gains (losses)	$ (73,609)	$ 25,763	$ (47,846)

Proceeds from sales and maturities of fixed maturities during 2007, 2006 and 2005 were $386.4 million, $777.1 million and $1,095.9 million, respectively.  During 2007, 2006 and 2005, respectively, gross gains of $26.4 million, $20.6 million and $86.5 million and gross losses of $2.4 million, $19.4 million and $15.1 million were realized on those sales.

There were no investments owned in any one issuer that aggregate 10% or more of shareholders’ equity as of December 31, 2007.

As of December 31, 2007 and 2006, securities with a carrying value of approximately $6.4 million and $6.2 million, respectively, were on deposit with various state insurance departments to comply with applicable insurance laws.

Other long-term investments are comprised of equity interests in limited partnerships.

Variable Interest Entities

The following table presents the total assets and maximum exposure to loss relating to variable interest entities for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at December 31, 2007 and December 31, 2006, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated.

December 31, 2007
	PRIMARY BENEFICIARY		NOT PRIMARY BENEFICIARY
(in thousands)
	Total Assets	Maximum Exposure to Loss	Total Assets (1)	Maximum Exposure to Loss (2)
Limited Partnerships	-	-	$ 309,663	$ 281,797

December 31, 2006
	PRIMARY BENEFICIARY		NOT PRIMARY BENEFICIARY
(in thousands)
	Total Assets	Maximum Exposure to Loss	Total Assets (1)	Maximum Exposure to Loss (2)
Limited Partnerships	-	-	$ 267,975	$ 216,644

(1)

Market value at year-end

(2)

Cost at year-end

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

As an element of its asset liability management strategy, the Company hedges against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as payor swaptions.  Swaptions are options to enter into an interest rate swap arrangement with a counter party at a specified future date.  At expiration, the counter party would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The total notional amount of these contracts at December 31, 2007 was $1.2 billion.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates.  With the Swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

The Company has determined that the Payor Swaptions represent a “non-qualified hedge” and has adopted accounting procedures consistent with the provisions of SFAS 133. These investments are classified on the balance sheet as “Derivative Instruments”. Under SFAS 133, the value of the Payor Swaptions is recognized at “fair value” (market value), with the resulting change in fair value reflected in the income statement as a realized gain or loss.  The change in market value since purchase was a loss of $12,770,178.  The Company has determined that the average fair value for the period (based upon weekly market values from January 1, 2007 to December 31, 2007) was $11,040,890.

 3.  NOTES PAYABLE

Notes payable at December 31, 2007 and December 31, 2006 consist of $90.2 million and $100 million, respectively, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of December 31, 2007, unamortized costs were $282,700.  The total remaining principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $0.7 million recorded in accumulated other comprehensive income as of December 31, 2007, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company amortizes the deferred loss from accumulated other comprehensive income to income over the term of the notes.  The Company expects to amortize approximately $606,000 into earnings during 2008.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of December 31, 2007, the Company believes that it is in compliance with all of the covenants.

The Insurance Company held a senior note of the Corporation with a par value of $9.8 million.  On September 27, 2007, the Insurance Company sold the senior note of the Corporation back to the Corporation and the debt was retired.  Upon the extinguishment of the debt, the Corporation recorded a loss of $49,000, net of taxes.

The short-term note payable relates to a bank line of credit with JPMorgan Chase Bank which had been in the amount of $50,000,000 (“Bank Line”) and provided for interest on borrowings based on market indices.  At December 31, 2006 the Company had $50,000,000 outstanding. The Bank Line was up for renewal on July 31, 2007, however, on July 9, 2007, the Company paid down the full $50,000,000 Bank Line with available cash.  The proceeds from the Bank Line had previously been used as an arbitrage facility to purchase higher yielding investments.  The Company decided to pay off the Bank Line because due to the increased cost of the Bank Line it no longer provided a positive spread to the Company.  For the years ended December 31, 2007 and 2006, the short-term note payable had a weighted average interest rate of 5.92% (annualized) and 5.65%, respectively.

4.  SHAREHOLDERS' EQUITY

In February 2007, the Company's Board of Directors increased the quarterly dividend rate to $.125 per share from $.10 per share in 2006.  This dividend rate was maintained throughout 2007.  During 2007, 2006 and 2005, the Company had not purchased or retired shares of its common stock.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

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

5.  EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992.  Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company announced its intention to make an annual contribution to the 401(k) plan equal to 4% of all employees’ salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $287,000 and $285,000 into this plan during the twelve months ended December 31, 2007 and 2006, respectively.

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

The adoption of SFAS 123(R)’s fair value method has resulted in additional share-based expenses (a component of general expenses and taxes) in the amounts of $561,894 and $1,128,996 related to stock options for the twelve months ended December 31, 2006 and 2007, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. For the twelve months ended December 31, 2007, this additional share-based compensation lowered pre-tax earnings by $1,128,996, lowered net income by $739,492, and lowered both basic and diluted earnings per share by $0.02.

The Company’s 1996 Stock Option Plan expired on June 1, 2006.  As of December 31, 2007, there were 600,294 granted options outstanding under the 1996 Stock Incentive Plan.

In May 2006, the shareholders of the Company approved the Company’s 2006 Stock Incentive Plan, which became effective on June 1, 2006.  The Company’s 2006 Stock Incentive Plan authorized the granting of awards in the form of non-qualified options or incentive stock options qualifying under Section 422A of the Internal Revenue Code.  The plan authorized the granting of options to purchase up to 1,000,000 shares of common stock of the Company to employees, directors and independent contractors of the Company.  All stock options granted will have an exercise price equal to the fair market value of the Corporation’s common stock on the date of grant.  As of December 31, 2007, there were 444,150 granted options outstanding under the 2006 Stock Incentive Plan.

The Company generally issues new shares when options are exercised.  The following schedule shows all options granted, exercised, expired and exchanged under the Company's 1996 and 2006 Incentive Stock Option Plans.

Information relating to the options is as follows:

	Number	Amount	Total
	of Shares	Per Share	Price

Outstanding, December 31, 2003	616,450	$ 13.38	$ 8,245,635
Granted	100,000	15.43	1,543,000
Repriced	(27,775)	10.90	(302,748)
Cancelled	(39,975)	13.53	(540,902)

Outstanding, December 31, 2004	648,700	$ 13.79	$ 8,944,986
Granted	210,750	18.33	3,863,048
Repriced	(65,323)	13.86	(905,377)
Cancelled	(17,406)	13.96	(243,057)

Outstanding, December 31, 2005	776,721	$ 15.01	$ 11,659,599
Granted	197,900	22.82	4,516,078
Exercised	(41,306)	13.17	(544,131)
Cancelled	(6,950)	15.52	(107,881)
Outstanding, December 31, 2006	926,365	$ 16.76	$ 15,523,665
Granted	251,100	16.97	4,261,167
Exercised	(84,638)	12.95	(1,096,064)
Cancelled	(48,383)	16.12	(780,038)

Outstanding, December 31, 2007	1,044,444	$ 17.15	$ 17,908,730

The Company may grant options to purchase common stock to its employees, directors and independent contractors at prices equal to the market value of the stock on the dates the options were granted. The options granted to date have a term of 5 years from grant date and vest in equal annual installments over the four-year period following the grant date for employee options. Employees generally have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company awarded 251,100 options in 2007.  The key assumptions used in determining the fair value of options granted in 2007 and a summary of the methodology applied to develop each assumption are as follows:

Expected price volatility	26.50%
Risk-free interest rate	4.04%
Weighted average expected lives in years	3.75
Forfeiture rate	5-20%
Dividend yield	2.95%

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

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns.  The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period as it does not have sufficient historical exercise date to provide a reasonable basis upon which to estimate the expected term.  Options granted have a maximum term of five years. An increase in the expected life will increase compensation expense

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.

Dividend Yield – The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yields for future periods within the expected life of the option.  An increase in the dividend yield will decrease compensation expense.

There was no impact on cash provided by operating and/or financing activities related to increased tax benefits from stock based payment arrangements.  During the year ended December 31, 2007, 84,638 options were exercised increasing cash provided by financing activities, issuance of common stock, by approximately $1.1 million.

At December 31, 2007, the aggregate intrinsic value of all outstanding options was $18.3 million with a weighted average remaining contractual term of 2.67 years.  The total compensation cost related to non-vested awards not yet recognized was $2.2 million with an expense recognition period of 4 years.  During the twelve months ended December 31, 2007, 198,361 options vested with an intrinsic value of approximately $3.5 million at December 31, 2007.

6.  INCOME TAXES

The provision for income taxes differs from the amount of income tax expense determined by applying the 35% U.S. statutory federal income tax rate to pre-tax net income from continuing operations as follows:

	2007	2006	2005
(in thousands)

Pre-Tax Net Income	$ 96,660	$ 70,163	$ 148,212

Provision for income taxes computed
At Federal statutory rate	33,831	24,557	51,873
Increase (decrease) in income taxes
resulting from:
Other	(853)	(4,107)	4,750

Provision for Federal income taxes	$ 32,978	$ 20,450	$ 56,623

6.  INCOME TAXES - CONTINUED

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2007	2006
	(in thousands)
Deferred tax assets
Investments and payor swaptions	$ 28,966	$ 37,610
Insurance reserves	11,155	12,566
Other	6,403	1,368

Total deferred tax assets	$ 46,524	$ 51,544

Deferred tax liabilities
OID and Market Discount Investments	26,416	32,317
Unrealized Capital Gains	49,760	64,713
Policyholder Account Balances	87	448
Deferred Acquisition Costs	29,986	30,126
Other	492	130

Total deferred tax liabilities	106,741	127,734

Net deferred tax assets	$ (60,217)	$ (76,190)

The change in net deferred income taxes is comprised of the following:

	December 31, 2007	December 31, 2006	Change

	(in thousands)

Total deferred tax assets	$ 46,524	$ 51,544	$ (5,020)
Total deferred tax liabilities	106,741	127,734	(20,993)

Net deferred tax asset	$ (60,217)	$ (76,190)	15,973

Tax effect of unrealized gains to other comprehensive income			(14,801)

Change in net deferred income tax to income tax benefit			$ 1,172

The Company provides for deferred income taxes resulting from temporary differences, which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.  The sources of these differences and the tax effect of each were as follows:

	2007	2006	2005
	(in thousands)
Deferred policy acquisition costs	$ 3,674	$ 2,432	$ 11,076
Policyholders' account balances	375	(2,408)	132
Investment adjustments	(7,788)	4,481	35,377
Insurance policy liabilities	(1,361)	-	6,983
Original Issue Discount and Market Discount on Bonds	(1,548)	(4,978)	-
Other	5,476	1,019	(11,148)
Deferred Federal income tax
(benefit) expense	$ (1,172)	$ 546	$ 42,420

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

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  In the United States, the Company is no longer subject to federal income tax examinations by tax authorities, generally for the years prior to 2000.  From 2000 through 2003, however, the Company may be subject to tax examinations because the IRS is performing audits on partnership returns in which the Company has investments.  While the Company cannot predict the outcome of the current IRS examination, any adjustments are not expected to be material.  The examination is expected to be concluded during 2008.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $2 million increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.   The balance of the unrecognized tax benefits was $2,036,000 at January 1, 2007 and $1,194,005 at December 31, 2007. If recognized, this entire adjustment would impact the effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$2,036
Increases related to prior year tax positions	337
Decreases related to prior year tax positions	(84)
Increases related to current year tax positions	-
Settlements	(1,095)
Lapse of statute of limitations	-
Balance at December 31, 2007	$1,194

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the FIN 48 liability above was $185,000 as of January 1, 2007 and $189,000 as of December 31, 2007.

While we expect the amount of unrecognized tax benefits to change in the next 12 months, we do not expect the change to have a significant impact on our financial position or results of operations

7.  REINSURANCE

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

Reinsurance ceded from the Insurance Company to Swiss Re Life & Health America, Inc. at December 31, 2007 and 2006 consists of coinsurance agreements aggregating face amounts of $298.1 million and $317.8 million, respectively, representing the amount of individual life insurance contracts that were ceded to the reinsurers.  The term “coinsurance” refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy to be reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

Premiums ceded for 2007, 2006 and 2005 amounted to approximately $4.8 million, $5.0 million and $5.5 million, respectively.

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

Effective January 1, 2002, the NAIC adopted the Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments.  However, statutory accounting principles continue to be established by individual state laws and permitted practices.  The NYSID required adoption of the Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2002.  DTA’s are equal to the lesser of: the amount of gross DTA expected to be realized within one year of the balance sheet date; or ten percent of statutory capital and surplus as reported on its most recently filed statutory statement. This change allowed the Insurance Company to realize a DTA of approximately $37.2 million in 2007 and $41.8 million in 2006. The Codification, as currently interpreted, did not adversely affect statutory capital or surplus as of December 31, 2007.

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

In 2007, the Insurance Company paid $32 million in stockholder dividends to the Corporation.  However, there can be no assurance that this will continue to be the case in subsequent years.  Accordingly, Management of the Company cannot provide assurance that the Insurance Company will have adequate statutory earnings to support payment of dividends to the Company in an amount sufficient to fund the Company’s cash requirements, including the payment of dividends, or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.  In 2008, the Insurance Company would be permitted to pay a stockholder dividend of $35.8 million to the Corporation without prior regulatory clearance.

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

The Company determines the fair value of its limited partnership investments based upon financial reports and valuations provided by the general partners.  During 2007, the Company’s unrealized gain from its limited partnership investments increased by $27.9 million (pre-tax), which carry a book value of $309.7 million at December 31, 2007.  As of December 31, 2007, the Company was committed to contribute, if called upon, an aggregate of approximately $140.7 million of additional capital to certain of these limited partnerships.

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

December 31, 2007	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	$3,282,099	$3,282,099
Common Stock	9,732	9,732
Derivatives	7,005	7,005
Policy Loans	19,194	19,194
Cash and Short-Term Investments	366,698	366,698
Other Long-Term Investments	309,663	309,663
Liabilities
Policyholders' Account Balances	$2,579,907	$2,579,803
Note Payable	90,195	90,195

December 31, 2006	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	$3,261,817	$3,261,817
Common Stock	45,266	45,266
Derivatives	9,784	9,784
Policy Loans	17,965	17,965
Cash and Short-Term Investments	859,379	859,379
Other Long-Term Investments	267,975	267,975
Liabilities
Policyholders' Account Balances	$2,969,434	$2,918,778
Note Payable	100,000	100,000
Short-Term Note Payable	50,000	50,000

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is presented below.  Certain amounts have been reclassified to conform to the current year's presentation.

		Three Months Ended
2007		March 31 June 30	September 30	December 31
(in thousands, except per share)
Premiums and other
Insurance revenues	$ 11,902	$ 10,836	$ 8,419	$ 13,275
Net investment income	75,849	73,639	78,819	66,553
Realized investment gains/(losses)	13,629	18,977	(1,896)	(5,877)
Total revenues	101,380	103,452	85,342	73,951
Benefits and expenses	69,159	66,869	63,024	68,413
Net income	$ 21,105	$ 23,962	$ 14,618	$ 3,997
Earnings per share, basic	$.72	$.81	$ .49	$ .14

		Three Months Ended
2006		March 31 June 30	September 30	December 31
(in thousands, except per share)
Premiums and other
Insurance revenues	$11,651	$ 12,290	$ 8,853	$13,224
Net investment income	80,098	71,290	83,674	81,353
Realized investment gains/(losses)	10,828	14,039	(20,974)	(7,500)
Total revenues	102,577	97,619	71,553	87,077
Benefits and expenses	71,342	70,808	72,513	74,000
Net income	$ 20,419	$ 17,603	$ 3,763	$ 7,928
Earnings per share, basic	$ .69	$ .60	$ .13	$.27

12.  RISK-BASED CAPITAL

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2007, the Insurance Company’s Company Action Level was $84.0 million and the Mandatory Control Level was $29.4 million. The Insurance Company’s adjusted capital at December 31, 2007 and 2006 was $418.3 million and $380.3 million, respectively, which exceeds all four action levels.

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

The amount of these assessments against the Insurance Company in 2007 and prior years have not been material.  However, the amount and timing of any future assessment against the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Corporation and the Insurance Company.  As such, no reasonable estimate of such assessments can be made.

14.  ANNUITY AND UNIVERSAL LIFE DEPOSITS

The Company offers, among other products, annuity and universal life insurance.  The amounts received as deposits for each of the years ended December 31 are as follows:

	2007	2006	2005
	(in thousands)
Universal Life	$1,451	$1,474	$1,453
Annuity	136,467	163,648	139,688

Total	$137,918	$165,122	$141,141

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

A reconciliation of the Insurance Company’s net income (loss) as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2007, 2006 and 2005 is set forth in the following table:

(in thousands)	2007	2006	2005
Statutory net income (loss)	$59,141	$74,976	$103,569

Reconciling items:
Deferred policy acquisition costs	(12,345)	(9,020)	(20,040)
Investment income difference	7,714	(9,033)	3,267
GAAP Deferred taxes	2,698	(197)	(40,614)
Policy liabilities and accruals	7,053	15,449	3,942
IMR amortization	(3,056)	(2,938)	(1,736)
IMR capital gains	9,676	494	48,171
Payor Swaptions	(8,314)	(15,307)	(435)
Federal income taxes	(693)	(3,831)	2,916
Other	550	287	39
Non-insurance company’s net income	1,258	(1,167)	(7,490)

GAAP net income	$63,682	$49,713	$91,589

A reconciliation of the Insurance Company’s shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31 is set forth in the following table:

(in thousands)	2007	2006
Statutory shareholders’ equity	$360,373	$330,104

Reconciling items:
Asset valuation and interest maintenance reserves	131,494	117,095
Investment valuation differences	65,364	123,694
Deferred policy acquisition costs	77,721	81,069
Policy liabilities and accruals	135,151	128,090
Difference between statutory and GAAP deferred taxes	(95,510)	(114,415)
Other	(2,754)	(2,618)
Non-insurance company’s shareholders’ equity	(9,884)	(23,432)

GAAP shareholders’ equity	$661,955	$639,587

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

December 31,
	2007	2006

ASSETS:
Investment in subsidiaries at equity	$671,928	$663,106
Cash in bank	49	2,559
Real estate, net	35	35
Fixed maturities, available for sale	54,422	88,873
Investments, common stocks	1,003	17,822
Short-term investments	13,853	24,668
Other long-term investments	20,322	2
Deferred debt issue costs	233	479
Other assets	4,160	4,877

TOTAL ASSETS	$766,005	$802,421

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Notes payable, long term	90,195	100,000
Short-term note payable	-	50,000
Other liabilities	13,855	12,834

TOTAL LIABILITIES	104,050	162,834

Total Shareholders' Equity	661,955	639,587

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$766,005	$802,421

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(in thousands)
Year Ended December 31,
	2007	2006	2005
REVENUES:
Income from rents	$ 819	$ 803	$ 788
Investment income	7,048	8,764	8,228
Realized investment gains (losses)	6,205	3,863	(712)

Total Revenues	14,072	13,430	8,304

EXPENSES:
Operating and administrative	2,423	1,734	1,291
Interest	10,087	11,593	10,789

Total Expenses	12,510	13,327	12,080

Income (Loss) before federal income taxes
and equity in income of subsidiaries	1,562	103	(3,776)

Federal income tax (benefit) expense	305	1,272	3,585
Income (Loss) before equity in income of subsidiaries	1,257	(1,169)	(7,361)

Equity in income of subsidiaries
before deducting dividends received	62,425	50,882	98,950

Net income	$ 63,682	$ 49,713	$ 91,589

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

	2007	2006	2005
Operating Activities:
Net Income	$ 63,682	$ 49,713	$ 91,589
Adjustments to reconcile net income to
net cash provided by operating activities:
Realized investment (gains) losses	(6,205)	(3,863)	712
Depreciation and amortization	871	893	893
Stock Option Compensation	1,129	562	-
Equity in income of subsidiary companies	(62,425)	(50,882)	(98,950)
Deferred Federal income taxes	1,526	349	1,806
Dividend from Subsidiaries	32,000	20,000	-
Changes in:
Accrued investment income	587	168	110
Accounts payable and accrued expenses	9	144	20
Other assets and liabilities	(564)	1,007	15,572

Net Cash Provided By Operating Activities	30,610	18,091	11,752

Investing Activities:
Purchase of fixed maturities	(387)	(10,436)	(1,049)
Sale of fixed maturities	31,185	15,494	7,008
Common stock acquisitions	(13,140)	(18,170)	(20,887)
Common stock sales	28,066	23,384	21,341
Other invested asset acquisiitions	(16,980)	-	-
Decrease (increase) in short-term investments	10,815	(12,471)	(9,087)

Net Cash Provided by (Used In) Investing Activities	39,559	(2,199)	(2,674)

Financing Activities:
Dividends to shareholders	(14,018)	(11,784)	(11,759)
Repayment of short-term debt	(50,000)
Retirement of senior notes	(9,756)
Repurchase of common stock	1,095	545	905

Net Cash Used In Financing Activities	(72,679)	(11,239)	(10,854)

Increase (Decrease) in Cash	(2,510)	4,653	(1,776)

Cash at Beginning of Year	2,559	(2,094)	(318)

Cash at End of Year	$ 49	$ 2,559	$ (2,094)

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES								Schedule III
SUPPLEMENTAL INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column F-1	Column G	Column H	Column I	Column J	Column K
Benefits,
Claims, Losses,
		Future Policy						Interest
		Benefits,		Other				Credited to
		Losses, Claims,		Policy		Mortality,		Account	Amortization
	Deferred	Loss Expenses,		Claims		Surrender		Balances	of Deferred
	Policy	and Policy-		and		and Other	Net	and	Policy	Other
	Acquisition	holder Account	Unearned	Benefits	Premium	Charges to	Investment	Settlement	Acquisition	Operating	Premiums
	Costs	Balances	Premiums	Payable	Revenue	Policyholders	Income	Expenses	Costs	Expenses	Written

Year Ended December 31, 2007
Life Insurance	$ 16,048	$ 231,320	$ -	$ -	$ 11,166	$ 16	$ 16,818	$ 18,836	$ 2,537	$ 7,320
Annuity	61,673	3,068,185	-	-	24,788	1,179	277,922	195,563	21,147	20,228
Accident and Health	-	2,318	-	-	4,468	-	120	2,294	-	1,741	$ 4,468
Total	$ 77,721	$ 3,301,823	$ -	$ -	$ 40,422	$ 1,195	$ 294,860	$ 216,693	$ 23,684	$ 29,289	$ 4,468

Year Ended December 31, 2006
Life Insurance	$ 15,255	$ 223,622	$ -	$ -	$ 9,355	$ 41	$ 17,121	$ 16,892	$ 1,791	$ 6,657
Annuity	65,814	3,469,180	-	-	27,601	1,288	299,179	222,066	19,283	20,205
Accident and Health	-	2,503	-	-	4,476	-	115	2,381	-	1,010	$ 4,476
Total	$ 81,069	$ 3,695,305	$ -	$ -	$ 41,432	$ 1,329	$ 316,415	$ 241,339	$ 21,074	$ 27,872	$ 4,476

Year Ended December 31, 2005

Life Insurance	$ 14,692	$ 220,790	$ -	$ -	$ 7,138	$ 69	$ 17,257	$ 15,635	$ 1,591	$ 3,747
Annuity	65,702	3,772,063	-	-	27,383	1,326	322,337	236,538	26,811	10,658
Accident and Health	-	3,028	-	-	4,622	-	117	2,726	-	838	$ 4,622
Total	$ 80,394	$ 3,995,881	$ -	$ -	$ 39,143	$ 1,395	$ 339,711	$ 254,899	$ 28,402	$ 15,243	$ 4,622

REINSURANCE (in thousands)				Schedule IV

Column A	Column B	Column C	Column D	Column E
			Assumed
		Ceded to	From
	Gross	Other	Other	Net
	Amount	Companies	Companies	Amount

Year Ended December 31, 2007
Life Insurance in Force	$ 1,230,057	$ 710,494	$ 1,031,541	$ 1,551,104

Premiums:
Life Insurance	14,601	4,778	1,343	11,166
Annuity	24,788	-	-	24,788
Accident and Health Insurance	6,350	1,882	-	4,468

Total	$ 45,739	$ 6,660	$ 1,343	$ 40,422

Year Ended December 31, 2006
Life Insurance in Force	$ 1,253,908	$ 755,516	$ 1,185,426	$ 1,683,818

Premiums:
Life Insurance	13,113	5,076	1,318	9,355
Annuity	27,601	-	-	27,601
Accident and Health Insurance	6,403	1,927	-	4,476

Total	$ 47,117	$ 7,003	$ 1,318	$ 41,432

Year Ended December 31, 2005
Life Insurance in Force	$ 1,308,974	$ 814,538	$ 1,083,542	$ 1,577,978

Premiums:
Life Insurance	11,564	5,522	1,096	7,138
Annuity	27,384	-	-	27,384
Accident and Health Insurance	6,923	2,301	-	4,622

Total	$ 45,871	$ 7,823	$ 1,096	$ 39,144

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

Date: March 11, 2008

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

Date: March 11, 2008

/s/Charles Snyder

                                                                                                                                 ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.01

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

Herbert Kurz

Chief Executive Officer

March 11, 2008

Exhibit 32.02

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(3)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

Charles Snyder

Treasurer and Chief Financial Officer

March 11, 2008

S-9