Form 10-Q
period 2008-03-31
PRESIDENTIAL LIFE CORP
filed 2008-05-08
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008	Commission file number 0-5486

Presidential Life Corporation

Delaware	13-2652144
(State of incorporation)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 7, 2008 was 29,554,611.

INDEX

Part I	Financial Information		Page No.

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	March 31, 2008 (Unaudited) and December 31, 2007		3

	Condensed Consolidated Statements of Income (Unaudited)
	For the Three months ended March 31, 2008 and 2007		4

	Condensed Consolidated Statements of Shareholders'
	Equity (Unaudited) - For the Three months ended
	March 31, 2008 and 2007		5

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	For the Three months ended March 31, 2008 and 2007		6

	Notes to Condensed Consolidated Financial Statements (Unaudited)		7-15

Item 2.	Management's Discussion and Analysis of		16-26
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		27

Item 4.	Controls and Procedures		27

Part II -	Other Information		28

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			29-30

Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			31
			32
			33
			34

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Amortized cost of
$3,063,452 and $3,211,908 respectively)	$ 3,109,491	$ 3,282,099
Common stocks (Cost of $7,165 and
$7,177, respectively)	6,013	9,732
Derivative instruments, at fair value	5,336	7,005
Real estate	415	415
Policy loans	19,043	19,194
Short-term investments	492,315	363,067
Other long-term investments	301,073	309,663
Total Investments	3,933,686	3,991,175

Cash and cash equivalents	2,245	3,631
Accrued investment income	41,834	45,206
Amounts due from security transactions	-	22,600
Deferred policy acquisition costs	79,324	77,721
Furniture and equipment, net	550	579
Amounts due from reinsurers	13,729	13,124
Other assets	1,519	1,480
TOTAL ASSETS	$ 4,072,887	$ 4,155,516

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 2,525,871	$ 2,579,907
Future policy benefits:
Annuity	640,916	642,931
Life and accident and health	69,524	69,067
Other policy liabilities	10,904	9,917
Total Policy Liabilities	3,247,215	3,301,822

Notes payable	90,195	90,195
Deferred federal income taxes, net	42,628	60,217
Federal income taxes payable	8,193	183
Deposits on policies to be issued	3,424	8,446
General expenses and taxes accrued	2,275	4,073
Other liabilities	32,976	28,625
Total Liabilities	3,426,906	3,493,561

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,554,179 and 29,553,710 shares, respectively	295	295
Additional paid in capital	4,829	4,538
Accumulated other comprehensive gain	68,199	91,704
Retained earnings	572,658	565,418
Total Shareholders’ Equity	645,981	661,955
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$ 4,072,887	$ 4,155,516

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED MARCH 31, (UNAUDITED)
REVENUES:	2008	2007
Insurance Revenues:
Premiums	$ 3,749	$ 3,301
Annuity considerations	7,036	7,330
Universal life and investment type policy fee income	895	735
Net investment income	65,620	75,849
Realized investment gains	1,038	13,629
Other income	526	536

TOTAL REVENUES	78,864	101,380

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,770	3,113
Annuity benefits	22,066	19,230
Interest credited to policyholders' account balances	28,529	33,232
Interest expense on notes payable	1,977	2,411
Other interest and other charges	239	246
(Decrease) increase in liability for future policy benefits	(3,315)	321
Commissions to agents, net	2,503	2,701
General expenses and taxes	4,076	4,119
Change in deferred policy acquisition costs	2,326	3,786

TOTAL BENEFIT AND EXPENSES	62,171	69,159

Income before income taxes	16,693	32,221

Provision (benefit) for income taxes
Current	10,609	11,176
Deferred	(4,850)	(60)
	5,759	11,116

NET INCOME	$ 10,934	$ 21,105

Earnings per common share, basic	$ .37	$ .72
Earnings per common share, diluted	$ .37	$ .71

Weighted average number of shares outstanding during the period, basic	29,553,787	29,500,599
Weighted average number of shares outstanding during the period, diluted	29,634,161	29,688,466

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(in thousands, except per share data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2007	$ 294	$ 2,314	$ 518,535	$ 118,444	$ 639,587
Cumulative effect of adoption of FIN 48			(2,036)		(2,036)
Balance at January 1, 2007, as adjusted	294	2,314	516,499	118,444	637,551

Comprehensive Income:

Net Income			21,105		21,105

Rate Lock Adjustment				(1,287)	(1,287)

Net Unrealized Investment Losses				(4,456)	(4,456)

Comprehensive Income					15,362

Issuance of Shares Under stock option plan	1	533			534

Share Based Compensation		276			276

Dividends paid to Shareholders ($.125 per share)			(3,686)		(3,686)

Balance at March 31, 2007	$ 295	$ 3,123	$ 533,918	$ 112,701	$ 650,037

Balance at January 1, 2008	$ 295	$ 4,538	$ 565,418	$ 91,704	$ 661,955

Comprehensive Income:

Net Income			10,934		10,934

Rate Lock Adjustment				(555)	(555)

Net Unrealized Investment Losses				(22,950)	(22,950)

Comprehensive Income					(12,571)

Issuance of Shares Under stock option plan		5			5

Share Based Compensation		286			286

Dividends paid to Shareholders ($.125 per share)			(3,694)		(3,694)

Balance at March 31, 2008	$ 295	$ 4,829	$ 572,658	$ 68,199	$ 645,981

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

THREE MONTHS ENDED MARCH 31, (UNAUDITED)
	2008	2007
OPERATING ACTIVITIES:
Net Income	$ 10,934	$ 21,105
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	(4,850)	(60)
Depreciation and amortization	234	249
Stock option expense	286	276
Net accrual of discount on fixed maturities	(5,352)	(3,939)
Realized investment gains	(1,038)	(13,629)
Changes in:
Accrued investment income	3,372	(1,832)
Deferred policy acquisition cost	2,326	3,786
Federal income tax payable	8,010	11,684
Liability for future policy benefits	(1,558)	342
Liability for amounts due brokers	-	(13,410)
Other items	13,729	(1,817)

Net Cash Provided By Operating Activities	$ 26,093	$ 2,755

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(70,771)	(414,381)
Maturities, calls and repayments	-	174,752
Sales	227,231	4,292
Common Stocks:
Acquisitions	-	(9,591)
Sales	69	6,019
(Increase) decrease in short-term investments and policy loans	(129,097)	310,012
Other long-term investments:
Additions to other long-term investments	(8,544)	(16,823)
Distributions from other long-term investments	4,842	11,337
Amount due from security transactions	22,600	2,864

Net Cash Provided By Investing Activities	$ 46,330	$ 68,481

FINANCING ACTIVITIES:
Decrease in policyholders’ account balances	(54,036)	(68,469)
Bank overdrafts	(11,062)	(10,233)
Deposits on policies to be issued	(5,022)	(2,924)
Issuance of common stock	5	533
Dividends paid to shareholders	(3,694)	(3,686)

Net Cash Used In Financing Activities	$ (73,809)	$ (84,779)

Decrease in Cash and Cash Equivalents	(1,386)	(13,543)
Cash and Cash Equivalents at Beginning of Period	3,631	19,844

Cash and Cash Equivalents at End of Period	$ 2,245	$ 6,301

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 2,600	$ -

Interest Paid	$ 3,551	$ 4,675

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

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Management believes that, although the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on Form 10-K on March 11, 2008.

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

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking and substantially all of their investments are at fair value.  In general, risks associated with such limited partnerships include those related to their underlying investments  (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships, with the exception of hedge fund limited partnerships, to typically make quarterly distributions (to the extent that distributions are available) of partnership earnings.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there is generally a reporting lag of up to one year for recording investment income that is not distributed during the year, which may result in significant adjustments in the subsequent year.  The adjustments to its estimates of investment income recorded during the preceding year (“true-up”) for the three month periods ended March 31, 2008 and 2007 resulted in an increase in net investment income of approximately $3.2 million and $5.6 million, respectively.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there is also generally a one-year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2008.  Net unrealized gains (cumulative, after tax effects) totaled approximately $43.5 million at March 31, 2008 and $51.5 million at December 31, 2007 and are included in the balance sheet under other comprehensive income.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements plus capital contributions subsequently made by the Company less subsequent distributions received from the partnerships.  Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of March 31, 2008 and December 31, 2007.  As of March 31, 2008, the Company was committed to contribute, if called upon, an aggregate of approximately $139.6 million of additional capital to certain of these limited partnerships.  Commitments of $7.4 million, $2.4 million, $8.7 million, $54.2 million and $66.9 million will expire in 2008, 2009, 2010, 2011 and 2012, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.

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

The Company's investments in real estate consist of two acres of undeveloped land  and two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Both buildings are fully depreciated and have no depreciation expense.

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

H.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the three months ended March 31, 2008 and 2007 was 29,634,161 and 29,688,466, respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS during the three months ended March 31, 2008 and reduced EPS by $.01 for the three months ended March 31, 2007.

I.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2008. The Company is currently evaluating the impact of the provisions of SFAS 161.

In December 2007, FASB issued SFAS No. 141R, “Business Combinations.”  This statement establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination.  SFAS No. 141R will be effective for business combinations for which the acquisition date is on or after January 1, 2009.  We do not expect SFAS No. 141R to have a material impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.”  This statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for deconsolidation of a subsidiary.  SFAS No. 160 will be effective on January 1, 2009 and will be applied prospectively as of the effective date.   We do not expect SFAS No. 160 to have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 January 1, 2008.  The adoption did not have an impact on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements, but required additional disclosures regarding the existing fair value measurements we currently report. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008.  See Note 2 of the consolidated financial statements for disclosures under SFAS 157.  In February 2008, the FASB issued FSP SFAS No. 157-2, "Effective Date for FASB Statement No. 157."  This FSP permits the delayed application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.

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

2.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of March 31, 2008.

The following information summarizes the components of net investment income:

	For the three months ended March 31, 2008 (in thousands)	For the three months ended March 31, 2007 (in thousands)

Fixed maturities	$ 50,814	$ 56,471
Limited Partnerships	10,173	12,011
Common stocks	1,264	1,304
Short-term investments	3,728	7,796
Other investment income	1,037	402
	67,016	77,984

Less investment expenses	1,396	2,135

Net investment income	$ 65,620	$ 75,849

The following table presents fair value and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at March 31, 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 18,707	$ 224	$ 13,619	$ 1,368	$ 32,326	$ 1,592
Corporate Bonds	363,078	26,296	580,684	46,006	943,762	72,302
Preferred Stocks	60,215	5,161	38,198	8,212	98,413	13,373
Subtotal Fixed Maturities	442,000	31,681	632,501	55,586	1,074,501	87,267
Common Stock	3,347	3,442	-	-	3,347	3,442
Total Temporarily Impaired Securities	$ 445,347	$ 35,123	$ 632,501	$ 55,586	$ 1,077,848	$ 90,709

The following table presents the fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 18,028	$ 612	$ 20,968	$ 1,462	$ 38,996	$ 2,074
Corporate Bonds	324,736	13,307	839,968	40,417	1,164,704	53,724
Preferred Stocks	56,617	8,923	24,996	7,245	81,613	16,168
Subtotal Fixed Maturities	399,381	22,842	885,932	49,124	1,285,313	71,966
Common Stock	5,402	993	-	-	5,402	993
Total Temporarily Impaired Securities	$ 404,783	$ 23,835	$ 885,932	$ 49,124	$ 1,290,715	$ 72,959

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by March 31, 2008.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 31,681	36.30
Twelve months or more	55,586	63.70
Total	$ 87,267	100.00

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2007.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 22,842	31.74
Twelve months or more	49,124	68.26
Total	$ 71,966	100.00

As of March 31, 2008 and December 31, 2007, the Company had approximately $133.3 million and $142.2 million, respectively, of gross unrealized gains in fixed maturities.

The Company’s investments are concentrated in fixed income securities that are exposed to a variety of risks, including interest rate and credit risk, which can significantly impact fluctuations in overall market valuation. During the first three months of 2008, the portfolio has experienced a decline in market value caused by a widening in corporate credit spreads, as the spread on 10-year, A-rated industrial bonds widened by 45 basis points, according to the Merrill Lynch corporate bond spread indices.  A-rated, 10-year financial bonds widened by 96 basis points. The 10-year Treasury yield decreased from 4.03% on December 31, 2007 to 3.41% as of March 31, 2008. Presidential Life Corporation’s book value per share decreased from $22.40 at December 31, 2007 to $21.86 at March 31, 2008, as the decline in market value of the bond and preferred stock portfolio was greater than the increased operating earnings and capital gains on the Company’s limited partnership investments.

Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.   The Company had approximately $2.0 million in write-downs attributable to other than temporary impairments in fixed maturities for the three months ended March 31, 2008.

3.

NOTES PAYABLE

Notes payable at March 31, 2008 and December 31, 2007 consist of $90.2 million, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of March 31, 2008, unamortized costs were approximately $183,000.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $.6 million recorded in accumulated other comprehensive income as of March 31, 2008, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company amortizes the deferred loss from accumulated other comprehensive income to income over the term of the notes.  The Company expects to amortize approximately $606,000 into earnings during 2008.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of March 31, 2008, the Company believes that it is in compliance with all of the covenants.

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

5.

NET UNREALIZED INVESTMENT (LOSSES)/GAINS

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the Three months ended March 31, 2008:	(in thousands)
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (32,589)	$ 11,405	$ (21,184)
Plus: reclassification adjustment for gains realized in net income	1,038	(363)	675
Change related to deferred policy acquisition costs	(3,756)	1,315	(2,441)
Net unrealized investment losses	$ (35,307)	$ 12,357	$ (22,950)

For the Three months ended March 31, 2007:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (19,960)	$ 6,986	$ (12,974)
Plus: reclassification adjustment for gains realized in net income	13,629	(4,770)	8,859
Change related to deferred policy acquisition costs	(524)	183	(341)
Net unrealized investment losses	$ (6,855)	$ 2,399	$ (4,456)

6.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employee’s salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $73,500 and $66,900 into this plan during the three months ended March 31, 2008 and March 31, 2007, respectively.

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

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of March 31, 2008 to be 34.5%.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $2,000,000 increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.   The balance of the unrecognized tax benefits was $1,194,000 at both December 31, 2007 and March 31, 2008. If recognized, this entire adjustment would reduce the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the FIN 48 liability above as of December 31, 2007 and March 31, 2008 was $189,000.

As of March 31, 2008, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

8.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 31, 2008, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

9.

SUBSEQUENT EVENTS

In April 2008, Standard & Poor’s Ratings Services raised its counterparty credit rating on the Corporation to ‘B+’ from ‘B’ with a positive outlook.  At the same time it raised its counterparty credit and financial strength ratings on the Insurance Company to ‘BB+’ from ‘BB’ with a positive outlook.  The Company’s ratings were also placed on review by Moody’s Investor Services for possible upgrade.

10.

FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by SFAS No. 157, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

($ in thousands)	Fair Value Measurements Using

Description	Quarter Ended 3/31/2008	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities	3,109,491	3,097,266	12,225	-
Common Stock	6,013	3,678	1,943	392
Derivatives	5,336	-	5,336	-
Cash and cash equivalents	2,245	2,245	-	-
Short-Term investments	492,315	492,315	-	-
Other Long-Term Investments	301,073	-	-	301,073
Liabilities:
Notes Payable	90,195	90,195

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)	Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Other Long-Term Investments	Common Stock	Total
Beginning Balance at December 31, 2007	309,663	420	310,083
Total gains or losses (realized/unrealized)
Included in earnings	-	-	-
Included in other comprehensive income	(12,292)	(28)	(12,320)
Purchases, issuances, and settlements	3,702	-	3,702
Transfers in and /or out of Level 3	-	-	-
Ending Balance at March 31, 2008	301,073	392	301,465

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

Executive Overview

Results

Basic earnings per share were $.37 and $.72 for the three-month periods ended March 31, 2008 and 2007, respectively.  Our total revenues in the first three months of 2008 and 2007 were approximately $78.9 million and approximately $101.4 million, respectively.  The decrease from 2007 to 2008 was primarily due to a decrease in realized investment gains of approximately $12.6 million and a decrease in investment income of approximately $10.2 million, resulting from current overall economic conditions.

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

Risk-Based Capital

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2007, the Insurance Company’s Company Action Level was $84.0 million and the Mandatory Control Level was $29.4 million. The Insurance Company’s adjusted capital at December 31, 2007 was $418.3 million, which exceeds all four action levels.

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

In March 2008, A.M. Best Company reaffirmed the Insurance Company’s rating at “B+” (Good) with a stable outlook.  At the time of the B+ rating, publications of A.M. Best indicated that the “B+” rating was assigned to those companies that, in A.M. Best's opinion, have achieved a very good overall performance when compared to the norms of the insurance industry and that generally have demonstrated a good ability to meet their respective policyholder and other contractual obligations over a long period of time.  The B+ rating is within A.M Best’s “Secure” classification, along with A++, A+, A, A-, and B++ ratings.  In 2007, A.M. Best Company changed the Financial Strength Rating Descriptor for B+ and B++ ratings on insurance companies from “Very Good” to “Good”.  The change was made to make the Rating Descriptor consistent with the existing Rating definition and did not, in any way, represent a change in A.M. Best’s opinion of the Company.

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

In May 2007, Moody's Investor Services (“Moody's”) reaffirmed the Insurance Company's insurance financial strength at Ba2 (“Questionable financial security”) with a stable outlook, and its rating on the Corporation’s Senior Notes at B2 (“Poor financial security”), with a stable outlook.  In April 2008, the Company’s ratings were placed on review by Moody’s for possible upgrade.

In March 2007, Standard & Poor's Corporation (“Standard & Poor's”) raised the Insurance Company's insurance financial strength rating from a BB- which is defined as “a vulnerability to the broad array of risks that are embedded in its investment and operational profile” to a BB, which is defined as “marginal financial security with positive attributes, but adverse business conditions could lead to insufficient ability to meet financial commitments.”  In March 2007, Standard & Poors raised the credit rating of the Senior Notes from a B- (weak financial security, adverse business conditions will likely impair its ability to meet financial commitments) to a B (weak financial security, adverse business conditions will likely impair its ability to meet financial commitments) with a stable outlook.  In April 2008, Standard & Poor’s Ratings Services raised its counterparty credit rating on the Corporation to ‘B+’ from ‘B’.  At the same time it raised its counterparty credit and financial strength ratings on the Insurance Company to ‘BB+’ from ‘BB’ with a positive outlook.

In July 2007, Fitch Ratings assigned the Insurance Company an Aq rating, “Strong,” - possessing strong capacity to meet policyholder and contract obligations based solely on the Company’s stand-alone financial statement characteristics.  Fitch Ratings found that risk factors are moderate, and the impact of any adverse business and economic factors is expected to be small.

Results of Operations

A Comparison of the significant items for the three months ended March 31, 2008 with the same period in 2007.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $10.8 million for the three months ended March 31, 2008 from approximately $10.6 million for the three months ended March 31, 2007.  Of this amount, annuity considerations were approximately $7.0 million for the three months ended March 31, 2008 as compared to approximately $7.3 million for the three months ended March 31, 2007.  In accordance with GAAP, sales of single premium deferred annuities and single premium immediate income annuities without life contingencies are not reported as insurance revenues, but rather as additions to policyholder account balances.  Based on statutory accounting, revenue from sales of single premium annuities were approximately $43.4 million and approximately $35.8 million during the three months ended March 31, 2008 and March 31, 2007, respectively.  Annuity considerations increased approximately $7.6 million due to an increase in sales of our deferred annuities.

Policy Fee Income

Universal life and investment type policy fee income was approximately $.9 million for the three-month period ended March 31, 2008 and approximately $.7 million for the three-month period ended March 31, 2007.

Net Investment Income

Net investment income totaled approximately $65.6 million during the first three months of 2008, as compared to approximately $75.8 million during the first three months of 2007.  This represents a decrease of approximately $10.2 million.  This decrease is due to a decrease in income from fixed maturities of $5.6 million, a decrease in income from short-term investments of $4.1 million and a decrease in income from limited partnerships of approximately $1.8 million.  The decrease in income from fixed maturities was primarily due to lower invested assets, which was due to a high surrender rate in the prior year in the Company’s annuity business.  The decrease in income from short-term investments was primarily due to lower short-term interest rates.  The decrease in limited partnerships reflects the inherent volatility in the amount and timing of the distributions of realized capital gains and income from the Company’s limited partnership investments.  The Company's ratios of net investment income to average cash and invested assets  (based on book value) less net investment income for the three month periods ended March 31, 2008 and March 31, 2007 were 6.98% and 7.33%, respectively.

Net Realized Investment Gains and Losses

Realized investment gains amounted to approximately $1.0 million during the first three months of 2008, as compared to approximately $13.6 million during the first three months of 2007.  The decrease was primarily due to a decrease in realized gains on fixed maturities of approximately $12.8 million.  Realized investment gains from fixed maturities were primarily due to calls on the Company’s trust preferred securities in the first quarter of 2007.

Realized investment gains and losses for the three months ended March 31, 2008 include realized investment losses or write downs of approximately $2.0 million attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio.  The Company had approximately $52,000 in write-downs attributable to other than temporary impairments in common stock for the three months ended March 31, 2007.

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

Total Benefits and Expenses

Total benefits and expenses for the three months ended March 31, 2008 aggregated approximately $62.2 million, as compared to approximately $69.2 million for the three months ended March 31, 2007.  This represents a decrease of approximately $7.0 million from the first three months of 2007.  The reasons for this decrease are discussed in the following paragraphs.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $51.3 million for the three months ended March 31, 2008, as compared to approximately $56.1 million for the three months ended March 31, 2007. This represents a decrease of $4.8 million.  The decrease is primarily due to increased surrenders on deferred annuities that exceeded new premiums.

The Insurance Company’s average credited rate for reserves and account balances for the three months ended March 31, 2008 and 2007 was less than the Company’s ratio of net investment income to mean assets (based on book value) for the same period as noted above under “Net Investment Income”. Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to book value mean assets  (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will broaden the Spread.  The actual spread, excluding capital gains, for the three months ended March 31, 2008 was 1.78% compared to 2.05% for the same period in 2007.  The decrease is due to a reduction in the earned rate that was only partially offset by a decrease in the credited rate.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $2.0 million for the three months ended March 31, 2008, and approximately $2.4 million for the three months ended March 31, 2007.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $6.6 million for the three months ended March 31, 2008, as compared to approximately $6.8 million for the three months ended March 31, 2007.  This represents a decrease of approximately $0.2 million.

Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the three months ended March 31, 2008 resulted in a charge of approximately $2.3 million, as compared to a charge of approximately $3.8 million for the three months ended March 31, 2007.

The change in net DAC is attributable to the costs associated with product sales, which have been deferred, (accounting for a credit of approximately $2.3 million in the first three months of both 2008 and 2007).  Another portion of such change is due to amortization of the DAC of deferred annuity business.  Such changes accounted for a charge of approximately $3.1 million in the first three months of 2008 as compared to a charge of approximately $4.8 million in the first three months of 2007.  The balance of the change in net DAC is due to the amortization of the DAC for the remainder of the business including traditional and universal life as well as immediate and variable annuities (accounting for a charge of approximately $1.5 million for the first thee months 2008 and $1.3 million for the first three months of 2007).

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $16.7 million for the three months ended March 31, 2008, as compared to approximately $32.2 million for the three months ended March 31, 2007.

Income Taxes

Income tax expense was approximately $5.8 million for the first three months of 2008 as compared to approximately $11.1 million for the first three months of 2007.  The decrease is attributable to lower income before income taxes.

Net Income

For the reasons discussed above, the Company had net income of approximately $10.9 million during the three months ended March 31, 2008 and a net income of approximately $21.1 million during the three months ended March 31, 2007.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal sources of cash are interest on its investments, dividends from the Insurance Company, and. rent from its real estate.  During the first quarter of 2008, the Company's Board of Directors declared quarterly cash dividends of $.125 per share payable on April 1, 2008.  During the first three months of 2008 the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, which it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses).  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In 2007, the Insurance Company made a $32 million dividend payment to the Company.  In April 2008, the Insurance Company made a $20 million dividend payment.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 43.2% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  Due to increased competition, and an increasing amount of policies with expiring surrender changes, we experienced an increase in surrenders on our annuity products in 2006 and 2007.  Policyholder account balance surrenders totaled approximately $90.3 million and $103.2 million for the three-month periods ending March 31, 2008 and 2007, respectively. In 2008, approximately 8.5% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently managed this business regardless of the rate trends.  The Company's ratio of surrenders to average reserves on its deferred annuity business for the first three months of 2008 is approximately 15.5% on an annualized basis.  We expect the surrender rate to remain at a relatively high level for approximately one more quarter, as large blocks of business come off of surrender charges during this time period.

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

The Company's asset/liability management process is designed to limit the duration mismatch of its assets and liabilities.  For the three year period ending with December 31, 2007, investments have been largely short-term in an effort to mitigate interest rate risk in the event that a substantial call on liabilities required the Company to liquidate some investments.  In such event, the Company would experience a decline in overall investment income due to the sale of higher yielding invested assets.  The Company would attempt to minimize the loss of income by the selection for sale of those shorter-term assets, which would produce the highest possible price.  Moreover, the mix of the Company's products between deferred and immediate annuities provides the Company with some protection against excessive calls on liabilities.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately $26.1 million and $2.8 million during the three months ended March 31, 2008 and 2007, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $46.3 million, and $68.5 million during the three months ended March 31, 2008 and 2007, respectively.

For purposes of the Company's condensed consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  Net cash used in the Company's financing activities amounted to approximately $(73.8) million and $(84.8) million during the three months ended March 31, 2008 and 2007, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately 12.1% and 8.7% as of March 31, 2008 and December 31, 2007, respectively).  The effective duration of the Company's debt portfolio was approximately 5.0 years as of March 31, 2008 as compared to 4.9 years as of March 31, 2007.  The Company's fixed maturity investments are all classified as available for sale and may be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and various other economic conditions.

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

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of March 31, 2008 and December 31, 2007, approximately 4.0% and 4.3%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, of which approximately 98% were originally purchased as investment grade and approximately 2% were purchased to achieve a more favorable investment yield. All of these are classified as available for sale and reported at fair value. As of March 31, 2008 and December 31, 2007, the carrying value of these securities was approximately $173.7 million and $221.4 million, respectively, (representing approximately 4.4% and 5.5% of the Company's investment portfolio, respectively).

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

As of March 31, 2008, the carrying value of the Company’s limited partnerships was approximately $301.1 million or 7.6% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At March 31, 2008, the Company’s investments in equity securities, including limited partnership interests, were approximately 7.7% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Other long-term investments."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $139.6 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $7.4 million, $2.4 million, $8.7 million, $54.2 million and $66.9 million will expire in 2008, 2009, 2010, 2011 and 2012, respectively..  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of March 31, 2008.

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

The Company’s ALM strategy has included the purchase of a series of Payor Swaptions.  In July 2005, the Insurance Company entered into a series of Payor Swaptions designed to protect the Company against an instantaneous rise in interest rates of 300 basis points, as required by the New York State Insurance Department (Regulation 126).  Six contracts expiring over a 3-year period were purchased from one dealer and three banks at a total cost of $19,430,625. As these contracts approach their option expiration, it has been the Company’s intention to roll forward the position(s) by selling the expiring position(s) and purchasing new contract(s) in an amount and with such other terms and conditions sufficient to provide the Company with profits to offset any anticipated portfolio losses arising from an instantaneous 300 basis point rise in interest rates.  During the 3rd quarter of 2006, the Insurance Company sold the 2006 Payor Swaption set to expire, realizing a capital gain of $3,186,000. The proceeds were reinvested into a new Payor Swaption that expires on July 13, 2009. During the 2nd quarter of 2007, the Insurance Company sold 2 of the Swaptions set to expire in July 2007 realizing a capital loss of $1,396,875. These proceeds were reinvested into a new Payor Swaption that expires on June 21, 2010.

The Company has established International Swaps and Derivatives Association “ISDA” Credit Support Agreements with the three counterparties that have sold the 5 Swaptions currently held by Presidential Life. All of these counterparties are major money center banks that carry credit ratings equal to or higher than Aa3 by Moody's and AA- by S&P. The ISDA Credit Support Agreement requires counterparties to post collateral in the event that the bank credit rating falls below A3 by Moody’s and A- by S&P. These contracts expire in July 2008, July 2009 and June 2010 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of March 31, 2008 was $5,336,075. A variety of factors affect the value of the Payor Swaptions. These include overall Treasury interest rate levels, SWAP spreads, overall market volatility and the length of time remaining before the expiration of a Payor Swaption. These investments are classified on the balance sheet as "Derivative Instruments". Under FAS 133, the value of the Payor Swaptions is recognized at "fair value" (market value), with the resulting change in fair value reflected in the statement of income as a realized loss or gain. The change in market value during the 1st Quarter of 2008 was a loss of $1,669,122.  The Company has determined that the average fair value, based upon weekly market values for the period (December 31, 2007 to March 31, 2008), was $ 7,568,096.

The Insurance Company conducts periodic cash flow tests assuming different interest rates scenarios in order to demonstrate the reserve adequacy.  If a test reveals a potential deficiency, the Insurance Company may be required to increase its reserves to satisfy its statutory accounting requirements. Based on testing as of December 31, 2007, the Insurance Company added an additional reserve of $60 million partially offset by a $21 million deferred tax asset, on a statutory basis, to address these contingencies.

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

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Long Term Debt Obligations	$ 90,195	$ -	$ -	$ -	$ 90,195
Interest on Long-Term Debt Obligations	$ 7,103	$ -	$ -	$ -	$ 7,103

Policy Liabilities (1)	$ 531,914	$ 845,742	$ 772,591	$ 2,680,157	$ 4,830,404

(1) The difference between the recorded liability on the balance sheet of $3,247.2 million, and the total contractual obligation amount of $4,830.4 million is $1,583.2 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total contractual obligation of $4,830.4 million, $3,113.9 million, or 64.5%, is from the Company’s deferred annuity, life, and accident and health business. Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (²GAAP²) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.  In applying these accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Insurance Company’s business operations.  The accounting policies considered by management to be critically important in the preparation and understanding of our financial statements and related disclosures are presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2007.

New Accounting Pronouncements

See Note 1 of the condensed consolidated financial statements for a full description of the new accounting pronouncements including the respective dates of adoption and the effects on the results of operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. During the first three months of 2008, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2007.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2008, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  During or subsequent to the three month period ended March 31, 2008, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 31, 2008, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 1A.  Risk Factors

The Company’s business is subject to certain risks and events that, if they occur, could adversely affect the financial condition and results of operations and the trading price of our common stock.  For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2007.  In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company’s risk factors since the date of filing the Annual Report.

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

May 8, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   May 8, 2008

  /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:   May 8, 2008

  /s/ Charles J. Snyder

Charles J. Snyder, Chief Financial

Officer of the Registrant

PRESIDENTIAL LIFE CORPORATION

May 8, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  May 8, 2008

/s/Herbert Kurz

----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  May 8, 2008

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

Date: May 8, 2008

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

Date: May 8, 2008

                                          /s/Charles Snyder

                                                                                                    ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

May 8, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

-------------------

Charles Snyder

Treasurer and Chief Financial Officer

May 8, 2008