Form 10-Q/A
period 2008-03-31
PRESIDENTIAL LIFE CORP
filed 2008-05-15
CIK 80124

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant’s previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 by correcting the Registrant’s Fair Value Measurements using quoted prices in active markets for identical assets (Level 1) and significant other observable inputs (Level 2).  See Note 10 of the consolidated financial statements.

Other than the change referred to above, all other information in the Registrant’s Form 10-Q remains unchanged.  This amendment does not reflect events occurring after the original filing date of such Form 10Q and does not modify or update the disclosures in any way other than to correct the Registrant’s Fair Value Measurements table as described above.

INDEX

Part I	Financial Information		Page No.

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	March 31, 2008 (Unaudited) and December 31, 2007		4

	Condensed Consolidated Statements of Income (Unaudited)
	For the Three months ended March 31, 2008 and 2007		5

	Condensed Consolidated Statements of Shareholders'
	Equity (Unaudited) - For the Three months ended
	March 31, 2008 and 2007		6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	For the Three months ended March 31, 2008 and 2007		7

	Notes to Condensed Consolidated Financial Statements (Unaudited)		8-16

Item 2.	Management's Discussion and Analysis of		17-27
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		28

Item 4.	Controls and Procedures		28

Part II -	Other Information		29

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			30-31

Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			32
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

In September 2006, FASB issued SFAS 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements, but required additional disclosures regarding the existing fair value measurements we currently report. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008.  See Note 10 of the consolidated financial statements for disclosures under SFAS 157.  In February 2008, the FASB issued FSP SFAS No. 157-2, "Effective Date for FASB Statement No. 157."  This FSP permits the delayed application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.

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
Level 1

Observable inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.  Level 1 securities include highly liquid U.S. Treasury securities, certain common stocks and cash and cash equivalents.

Level 2

Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.  Most debt securities, preferred stocks, certain equity securities, short-term investments and derivatives are model priced by vendors using observable inputs and are classified with Level 2.

Level 3

Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The Company’s Level 3 assets include investments in limited partnerships.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

($ in thousands)	Fair Value Measurements Using

Description	Quarter Ended 3/31/2008	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities	3,109,491	245,404	2,864,087	-
Common Stock	6,013	3,678	1,943	392
Derivatives	5,336	-	5,336	-
Cash and cash equivalents	2,245	2,245	-	-
Short-Term investments	492,315	-	492,315	-
Other Long-Term Investments	301,073	-	-	301,073
Liabilities:
Notes Payable	90,195	-	90,195	-

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)	Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Other Long-Term Investments	Common Stock	Total
Beginning Balance at December 31, 2007	309,663	420	310,083
Total gains or losses (realized/unrealized)
Included in earnings	-	-	-
Included in other comprehensive income	(12,292)	(28)	(12,320)
Purchases, issuances, and settlements	3,702	-	3,702
Transfers in and /or out of Level 3	-	-	-
Ending Balance at March 31, 2008	301,073	392	301,465

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

May 15, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   May 15, 2008

  /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:   May 15, 2008

  /s/ Charles J. Snyder

Charles J. Snyder, Chief Financial

Officer of the Registrant

PRESIDENTIAL LIFE CORPORATION

May 15, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  May 15, 2008

/s/Herbert Kurz

----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  May 15, 2008

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

Date: May 15, 2008

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

Date: May 15, 2008

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

May 15, 2008

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

May 15, 2008