Form 10-Q
period 2008-06-30
PRESIDENTIAL LIFE CORP
filed 2008-08-08
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008	Commission file number 0-5486

Presidential Life Corporation

Delaware	13-2652144
(State of incorporation)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of August 7, 2008 was 29,565,052.

INDEX

Part I	Financial Information		Page No.

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	June 30, 2008 (Unaudited) and December 31, 2007		3

	Condensed Consolidated Statements of Income (Unaudited)
	For the Six months ended June 30, 2008 and 2007		4

	Condensed Consolidated Statements of Income (Unaudited)
	For the Three months ended June 30, 2008 and 2007		5

	Condensed Consolidated Statements of Shareholders'
	Equity (Unaudited) - For the Six months ended
	June 30, 2008 and 2007		6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	For the Six months ended June 30, 2008 and 2007		7

	Notes to Condensed Consolidated Financial Statements (Unaudited)		8-15

Item 2.	Management's Discussion and Analysis of		16-26
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		27

Item 4.	Controls and Procedures		27

Part II -	Other Information		28

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			29-30

Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			31
			32
			33
			34

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Amortized cost of
$3,144,907 and $3,211,908 respectively)	$ 3,121,202	$ 3,282,099
Common stocks (Cost of $7,134 and
$7,177, respectively)	5,707	9,732
Derivative instruments, at fair value	4,796	7,005
Real estate	415	415
Policy loans	18,719	19,194
Short-term investments	354,225	363,067
Other long-term investments	292,144	309,663
Total Investments	3,797,208	3,991,175

Cash and cash equivalents	3,570	3,631
Accrued investment income	42,111	45,206
Amounts due from security transactions	7,239	22,600
Deferred policy acquisition costs	87,531	77,721
Furniture and equipment, net	522	579
Amounts due from reinsurers	14,108	13,124
Federal income taxes recoverable	3,084	-
Other assets	1,603	1,480
TOTAL ASSETS	$ 3,956,976	$ 4,155,516

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 2,504,598	$ 2,579,907
Future policy benefits:
Annuity	641,924	642,931
Life and accident and health	70,330	69,067
Other policy liabilities	11,907	9,917
Total Policy Liabilities	3,228,759	3,301,822

Notes payable	90,195	90,195
Deferred federal income taxes, net	13,811	60,217
Federal income taxes payable	-	183
Deposits on policies to be issued	1,853	8,446
General expenses and taxes accrued	3,855	4,073
Other liabilities	18,516	28,625
Total Liabilities	3,356,989	3,493,561

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,564,640 and 29,553,710 shares, respectively	296	295
Additional paid in capital	5,224	4,538
Accumulated other comprehensive gain	15,755	91,704
Retained earnings	578,712	565,418
Total Shareholders’ Equity	599,987	661,955
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$ 3,956,976	$ 4,155,516

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	SIX MONTHS ENDED JUNE 30, (UNAUDITED)
REVENUES:	2008	2007
Insurance Revenues:
Premiums	$ 7,528	$ 6,728
Annuity considerations	16,766	14,060
Universal life and investment type policy fee income	1,521	1,223
Net investment income	135,173	149,488
Realized investment (losses) gains	(3,438)	32,606
Other income	1,208	727

TOTAL REVENUES	158,758	204,832

BENEFITS AND EXPENSES:
Death and other life insurance benefits	7,745	6,218
Annuity benefits	42,332	38,700
Interest credited to policyholders' account balances	56,371	66,475
Interest expense on notes payable	3,954	5,106
Other interest and other charges	614	460
Decrease in liability for future policy benefits	(1,607)	(539)
Commissions to agents, net	4,455	5,466
General expenses and taxes	9,246	8,129
Change in deferred policy acquisition costs	4,068	6,013

TOTAL BENEFIT AND EXPENSES	127,178	136,028

Income before income taxes	31,580	68,804

Provision (benefit) for income taxes
Current	16,242	20,681
Deferred	(5,347)	3,056
	10,895	23,737

NET INCOME	$ 20,685	$ 45,067

Earnings per common share, basic	$ .70	$ 1.53
Earnings per common share, diluted	$ .70	$ 1.52

Weighted average number of shares outstanding during the period, basic	29,555,204	29,507,405
Weighted average number of shares outstanding during the period, diluted	29,627,569	29,656,657

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED JUNE 30, (UNAUDITED)
REVENUES:	2008	2007
Insurance Revenues:
Premiums	$ 3,778	$ 3,427
Annuity considerations	9,731	6,730
Universal life and investment type policy fee income	626	488
Net investment income	69,553	73,639
Realized investment (losses) gains	(4,476)	18,977
Other income	683	192

TOTAL REVENUES	79,895	103,453

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,975	3,105
Annuity benefits	20,266	19,469
Interest credited to policyholders' account balances	27,842	33,243
Interest expense on notes payable	1,977	2,695
Other interest and other charges	375	214
Increase/(decrease) in liability for future policy benefits	1,709	(860)
Commissions to agents, net	1,952	2,766
General expenses and taxes	5,170	4,010
Change in deferred policy acquisition costs	1,742	2,228

TOTAL BENEFIT AND EXPENSES	65,008	66,870

Income before income taxes	14,887	36,583

Provision (benefit) for income taxes
Current	5,632	9,505
Deferred	(496)	3,116
	5,136	12,621

NET INCOME	$ 9,751	$ 23,962

Earnings per common share, basic	$ .33	$ .81
Earnings per common share, diluted	$ .33	$ .81

Weighted average number of shares outstanding during the period, basic	29,556,621	29,514,136
Weighted average number of shares outstanding during the period, diluted	29,624,847	29,644,172

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(in thousands, except per share data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2007	$ 294	$ 2,314	$ 518,535	$ 118,444	$ 639,587
Cumulative effect of adoption of FIN 48			(2,036)		(2,036)
Balance at January 1, 2007, as adjusted	294	2,314	516,499	118,444	637,551

Comprehensive Income:

Net Income			45,067		45,067

Rate Lock Adjustment				(1,119)	(1,119)

Net Unrealized Investment Losses				(22,763)	(22,763)

Comprehensive Income					21,185

Issuance of Shares Under stock option plan	1	827			828

Share Based Compensation		552			552

Dividends paid to Shareholders ($.125 per share)			(7,357)		(7,357)

Balance at June 30, 2007	$ 295	$ 3,693	$ 554,209	$ 94,562	$ 652,759

Balance at January 1, 2008	$ 295	$ 4,538	$ 565,418	$ 91,704	$ 661,955

Comprehensive Income:

Net Income			20,685		20,685

Rate Lock Adjustment				(404)	(404)

Net Unrealized Investment Losses				(75,545)	(75,545)

Comprehensive Income					(55,264)

Issuance of Shares Under stock option plan	1	120			121

Share Based Compensation		566			566

Dividends paid to Shareholders ($.125 per share)			(7,391)		(7,391)

Balance at June 30, 2008	$ 296	$ 5,224	$ 578,712	$ 15,755	$ 599,987

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

SIX MONTHS ENDED JUNE 30, (UNAUDITED)
	2008	2007
OPERATING ACTIVITIES:
Net Income	$ 20,685	$ 45,067
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit)/provision for deferred income taxes	(5,347)	3,056
Depreciation and amortization	463	499
Stock option expense	566	552
Net accrual of discount on fixed maturities	(9,668)	(8,658)
Realized investment losses/(gains)	3,438	(32,606)
Changes in:
Accrued investment income	3,095	(1,773)
Deferred policy acquisition cost	4,068	6,013
Federal income tax (recoverable)/payable	(3,267)	2,481
Liability for future policy benefits	256	(483)
Liability for amounts due brokers	1,950	(13,416)
Other items	469	(438)

Net Cash Provided By Operating Activities	$ 16,708	$ 294

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(253,073)	(432,229)
Maturities, calls and repayments	-	8,794
Sales	319,339	324,194
Common Stocks:
Acquisitions	-	(19,377)
Sales	218	11,753
Derivative Instruments:
Acquisitions	-	(6,156)
Sales	-	6,051
Decrease in short-term investments and policy loans	18,317	275,289
Other long-term investments:
Additions to other long-term investments	(35,195)	(44,972)
Distributions from other long-term investments	19,900	33,115
Amount due from security transactions	15,361	1,932

Net Cash Provided By Investing Activities	$ 84,867	$ 158,394

FINANCING ACTIVITIES:
Decrease in policyholders’ account balances	(75,309)	(156,990)
Bank overdrafts	(12,464)	(8,081)
Deposits on policies to be issued	(6,593)	(1,949)
Issuance of common stock	121	827
Dividends paid to shareholders	(7,391)	(7,357)

Net Cash Used In Financing Activities	$ (101,636)	$ (173,550)

Decrease in Cash and Cash Equivalents	(61)	(14,862)
Cash and Cash Equivalents at Beginning of Period	3,631	19,844

Cash and Cash Equivalents at End of Period	$ 3,570	$ 4,982

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 19,508	$ 18,708

Interest Paid	$ 3,551	$ 5,397

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

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Management believes that, although the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on Form 10-K on March 11, 2008.

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

C.

Investments

Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions.  These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, if any, are credited or charged directly to shareholders’ equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.  Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of deferred federal income tax effect, if any, charged or credited directly to shareholders’ equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking and substantially all of their investments are at fair value.  In general, risks associated with such limited partnerships include those related to their underlying investments  (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships, with the exception of hedge fund limited partnerships, to typically make quarterly distributions (to the extent that distributions are available) of partnership earnings.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there is generally a reporting lag of up to one year for recording investment income that is not distributed during the year, which may result in significant adjustments in the subsequent year.  The adjustments to its estimates of investment income recorded during the preceding year (“true-up”) for the six month periods ended June 30, 2008 and 2007 resulted in an increase in net investment income of approximately $16.7 million and $9.0 million, respectively.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there is also generally a one-year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2008.  Net unrealized gains (cumulative, after tax effects) totaled approximately $30.1 million at June 30, 2008 and $51.5 million at December 31, 2007 and are included in the balance sheet under other comprehensive income.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements plus capital contributions subsequently made by the Company less subsequent distributions received from the partnerships.  Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of June 30, 2008 and December 31, 2007.  Other long term investments totaled approximately $292.1 million as of June 30, 2008 and $309.7 million as of December 31, 2007.  As of June 30, 2008, the Company was committed to contribute, if called upon, an aggregate of approximately $130.1 million of additional capital to certain of these limited partnerships.  Commitments of $5.3 million, $2.4 million, $8.1 million, $52.5 million and $61.8 million will expire in 2008, 2009, 2010, 2011 and 2012, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.

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

H.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the six months ended June 30, 2008 and 2007 was 29,627,569 and 29,656,657, respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS during the six months ended June 30, 2008 and reduced EPS by $.01 for the six months ended June 30, 2007.

I.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS 162 will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2008. The Company is currently evaluating the impact of the provisions of SFAS 161.

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

2.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of June 30, 2008.

The following information summarizes the components of net investment income:

	For the six months ended June 30, 2008 (in thousands)	For the six months ended June 30, 2007 (in thousands)

Fixed maturities	$ 103,110	$ 110,551
Limited Partnerships	26,250	24,804
Common stocks	1,274	1,722
Short-term investments	6,035	14,750
Other investment income	1,489	973
	138,158	152,800

Less investment expenses	2,985	3,312

Net investment income	$ 135,173	$ 149,488

The following table presents fair value and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at June 30, 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 24,889	$ 941	$ 13,887	$ 1,255	$ 38,776	$ 2,196
Corporate Bonds	827,103	33,462	639,161	62,512	1,466,264	95,974
Preferred Stocks	46,185	4,953	49,199	14,443	95,384	19,396
Subtotal Fixed Maturities	898,177	39,356	702,247	78,210	1,600,424	117,566
Common Stock	2,641	3,442	206	145	2,847	3,586
Total Temporarily Impaired Securities	$ 900,818	$ 42,798	$ 702,453	$ 78,355	$ 1,603,271	$ 121,152

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

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by June 30, 2008.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 39,356	33.48
Twelve months or more	78,210	66.52
Total	$ 117,566	100.00

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2007.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 22,842	31.74
Twelve months or more	49,124	68.26
Total	$ 71,966	100.00

As of June 30, 2008 and December 31, 2007, the Company had approximately $93.9 million and $142.2 million, respectively, of gross unrealized gains in fixed maturities.

The Company’s investments are concentrated in fixed income securities that are exposed to a variety of risks, including interest rate and credit risk, which can significantly impact fluctuations in overall market valuation. During the first six months of 2008, the portfolio has experienced a decline in market value caused by a widening in corporate credit spreads and a rise in the 30-year Treasury yield. The spread on 10-year, A-rated industrial bonds widened by 28 basis points, according to the Merrill Lynch corporate bond spread indices.  A-rated, 10-year financial bonds widened by 90 basis points and A-rated electric utility spreads widened by 23 basis points.  The 10-year Treasury yield decreased slightly from 4.03% on December 31, 2007 to 3.96% on June 30, 2008 and the 30-year Treasury yield rose from 4.45% at December 31, 2007 to 4.51% at June 30, 2008.  Presidential Life Corporation’s book value per share decreased from $22.40 at December 31, 2007 to $20.29 at June 30, 2008 due to the decline in assets and a decline in market value of the bond and preferred stock portfolio.

Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.   The Company had approximately $6.2 million in write-downs attributable to other than temporary impairments in fixed maturities for the six months ended June 30, 2008.

3.

NOTES PAYABLE

Notes payable at June 30, 2008 and December 31, 2007 consist of $90.2 million, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of June 30, 2008, unamortized costs were approximately $133,000.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $.4 million recorded in accumulated other comprehensive income as of June 30, 2008, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company amortizes the deferred loss from accumulated other comprehensive income to income over the term of the notes.  The Company expects to amortize approximately $606,000 into earnings during 2008.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of June 30, 2008, the Company believes that it is in compliance with all of the covenants.

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

5.

NET UNREALIZED INVESTMENT (LOSSES)/GAINS

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the six months ended June 30, 2008:	(in thousands)
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (99,403)	$ 34,791	$ (64,612)
Plus: reclassification adjustment for losses realized in net income	(3,438)	1,203	(2,235)
Change related to deferred policy acquisition costs	(13,382)	4,684	(8,698)
Net unrealized investment losses	$ (116,223)	$ 40,678	$ (75,545)

For the six months ended June 30, 2007:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (56,324)	$ 19,713	$ (36,611)
Plus: reclassification adjustment for gains realized in net income	32,606	(11,412)	21,194
Change related to deferred policy acquisition costs	(11,302)	3,956	(7,346)
Net unrealized investment losses	$ (35,020)	$ 12,257	$ (22,763)

6.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employee’s salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $162,300 and $143,700 into this plan during the six months ended June 30, 2008 and June 30, 2007, respectively.

7.

INCOME TAXES

Income taxes represent the net amount of income taxes that the Company expects to pay to or receive from various taxing jurisdictions in connection with its operations. The Company provides for federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards, and (c) a valuation allowance.

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

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of June 30, 2008 to be 34.5%.   The reduction in the deferred tax liability from the prior year end of approximately $46.4 million was primarily attributable to a decrease in net unrealized gains.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $2,000,000 increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.   The balance of the unrecognized tax benefits was $1,194,000 at December 31, 2007 and $1,243,000 as of June 30, 2008.  If recognized, this entire adjustment would reduce the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the FIN 48 liability above was $189,000 as of December 31, 2007 and $238,000 as of June 30, 2008.

As of June 30, 2008, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

8.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of June 30, 2008, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

($ in thousands)	Fair Value Measurements Using

Description	Six Months Ended 6/30/2008	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities	3,121,202	240,638	2,880,564	-
Common Stock	5,707	3,378	1,927	402
Derivatives	4,796	-	4,796	-
Cash and cash equivalents	3,570	3,570	-	-
Short-Term investments	354,225	-	354,225	-
Other Long-Term Investments	292,144	-	-	292,144
Liabilities:
Notes Payable	90,195	-	90,195	-

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)	Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Other Long-Term Investments	Common Stock	Total
For the Six Months Ended June 30, 2008
Beginning Balance at December 31, 2007	309,663	420	310,083
Total gains or losses (realized/unrealized)
Included in earnings	-	-	-
Included in other comprehensive income	(32,814)	(18)	(32,832)
Purchases, issuances, and settlements	15,295	-	15,295
Transfers in and /or out of Level 3	-	-	-
Ending Balance at June 30, 2008	292,144	402	292,546
For the Three Months Ended June 30, 2008
Beginning Balance at April 1, 2008	301,073	392	301,465
Total gains or losses (realized/unrealized)
Included in earnings	-	-	-
Included in other comprehensive income	(20,522)	10	(20,512)
Purchases, issuances, and settlements	11,593	-	11,593
Transfers in and /or out of Level 3	-	-	-
Ending Balance at June 30, 2008	292,144	402	292,546

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

Executive Overview

Results

Basic earnings per share were $.70 and $1.53 for the six-month periods ended June 30, 2008 and 2007, respectively.  Our total revenues in the first six months of 2008 and 2007 were approximately $158.8 million and approximately $204.8 million, respectively.  The decrease from 2007 to 2008 was primarily due to a decrease in realized investment gains of approximately $36.0 million and a decrease in investment income of approximately $14.3 million, resulting from current overall economic conditions.

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

In June 2008, Fitch Ratings affirmed the Insurance Company’s Aq rating, “Strong,” - possessing strong capacity to meet policyholder and contract obligations based solely on the Company’s stand-alone financial statement characteristics.  Fitch Ratings found that risk factors are moderate, and the impact of any adverse business and economic factors is expected to be small.

Results of Operations

A Comparison of the significant items for the six months ended June 30, 2008 with the same period in 2007 and a comparison of significant items for the three months ended June 30, 2008 with the same period in 2007.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $24.3 million for the six months ended June 30, 2008 from approximately $20.8 million for the six months ended June 30, 2007.  Of this amount, annuity considerations were approximately $16.8 million for the six months ended June 30, 2008 as compared to approximately $14.1 million for the six months ended June 30, 2007.  In accordance with GAAP, sales of single premium deferred annuities and single premium immediate income annuities without life contingencies are not reported as insurance revenues, but rather as additions to policyholder account balances.  Based on statutory accounting, revenue from sales of single premium annuities were approximately $89.3 million and approximately $72.7 million during the six months ended June 30, 2008 and June 30, 2007, respectively.  Annuity considerations increased approximately $16.6 million due to increased sales in deferred and immediate annuities.

Annuity considerations were approximately $9.7 million for the three month period ended June 30, 2008 and approximately $6.7 million for the three month period ended June 30, 2007.  The increase was primarily due to increased sales in deferred and immediate annuities.

Policy Fee Income

Universal life and investment type policy fee income was approximately $1.5 million for the six-month period ended June 30, 2008 and approximately $1.2 million for the six-month period ended June 30, 2007.

Net Investment Income

Net investment income totaled approximately $135.2 million during the first six months of 2008, as compared to approximately $149.5 million during the first six months of 2007.  This represents a decrease of approximately $14.3 million.  This decrease is due to a decrease in income from fixed maturities of $7.4 million and a decrease in income from short-term investments of $8.7 million.  The decrease in income from fixed maturities was primarily due to lower invested assets, which was due to a high surrender rate in the prior year in the Company’s annuity business.  The decrease in income from short-term investments was primarily due to lower short-term interest rates.  The Company's ratios of net investment income to average cash and invested assets  (based on book value) less net investment income for the six month periods ended June 30, 2008 and June 30, 2007 were 7.24% and 7.29%, respectively.

The Company had net investment income of $69.6 million and $73.6 million for the three month periods ended June 30, 2008 and June 30, 2007, respectively.  The variance of approximately $4.0 million is primarily due to the decrease in short-term interest rates resulting in a decrease in income from short-term investments.

Net Realized Investment Gains and Losses

Realized investment losses amounted to approximately $3.4 million during the first six months of 2008, as compared to investment gains of approximately $32.6 million during the first six months of 2007.  The decrease of approximately $36.0 million was primarily due to a decrease in realized gains on fixed maturities of approximately $22.1 million and a decrease in realized gains on the payor swaptions of approximately $11.9 million.  Realized investment gains from fixed maturities were primarily due to calls on the Company’s trust preferred securities in the first half of 2007.  In the first half of 2008, the few calls on the Company’s portfolio were offset by write downs in the fixed maturity portfolio.  The change in the fair value of the derivative instruments is reflected in the income statement as a realized loss or gain.

Realized investment losses for the six months ended June 30, 2008 include realized investment losses or write downs of approximately $6.2 million attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio.  The Company had approximately $52,000 in write-downs attributable to other than temporary impairments in common stock for the six months ended June 30, 2007.

The Company had realized investment losses of $4.5 million for the three months ended June 30, 2008 and $19.0 million in realized gains for the three months ended June 30, 2007.  The variance of approximately $23.5 million is primarily due to the change in fair value on derivative instruments as well as the write downs in the fixed maturity portfolio.

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

Total Benefits and Expenses

Total benefits and expenses for the three months ended June 30, 2008, totaled $65.0 million, a decrease of $1.9 million from the $66.9 million recorded from the three months ended June 30, 2007.  For the six months ended June 30, 2008, total benefits and expenses aggregated approximately $127.2 million, as compared to approximately $136.0 million for the six months ended June 30, 2007.  This represents a decrease of approximately $8.8 million from the first six months of 2007.  The reasons for this decrease are discussed in the following paragraphs.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $95.5 million for the six months ended June 30, 2008, as compared to approximately $111.3 million for the six months ended June 30, 2007. This represents a decrease of $15.8 million.  The decrease is primarily due to increased surrenders on deferred annuities that exceeded new premiums.  For this same reason, interest credited and other benefits to policyholders decreased to approximately $27.8 million for the three month period ended June 30, 2008 as compared to $33.2 million for the three month period ended June 30, 2007.

The Insurance Company’s average credited rate for reserves and account balances for the six months ended June 30, 2008 and 2007 was less than the Company’s ratio of net investment income to mean assets (based on book value) for the same period as noted above under “Net Investment Income”. Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to book value mean assets  (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will broaden the Spread.  The actual spread, excluding capital gains, for the six months ended June 30, 2008 was 2.01% compared to 2.00% for the same period in 2007.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $4.0 million for the six months ended June 30, 2008, and approximately $5.1 million for the six months ended June 30, 2007.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $13.7 million for the six months ended June 30, 2008, as compared to approximately $13.6 million for the six months ended June 30, 2007.  This represents an increase of approximately $0.1million.

General expenses, taxes and commissions to agents totaled approximately $7.1 million for the three months ended June 30, 2008, as compared to approximately $6.8 million for the three months ended June 30, 2007.  This represents an increase of approximately $0.3 million.

Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the six months ended June 30, 2008 resulted in a charge of approximately $4.1 million, as compared to a charge of approximately $6.0 million for the six months ended June 30, 2007.

The change in net DAC is attributable to the costs associated with product sales, which have been deferred, (accounting for a credit of approximately $3.9 million in the first six months of 2008 and $5.3 million in the first six months of 2007).  Another portion of such change is due to amortization of the DAC of deferred annuity business.  Such changes accounted for a charge of approximately $5.1 million in the first six months of 2008 as compared to a charge of approximately $8.7 million in the first six months of 2007.  The balance of the change in net DAC is due to the amortization of the DAC for the remainder of the business including traditional and universal life as well as immediate and variable annuities (accounting for a charge of approximately $2.9 million for the first six months 2008 and $2.7 million for the first six months of 2007).

The change in the net DAC for the three months ended June 30, 2008 resulted in a charge of approximately $1.7 million, as compared to a charge of approximately $2.2 million for the three months ended June 30, 2007.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $31.6 million for the six months ended June 30, 2008, as compared to approximately $68.8 million for the six months ended June 30, 2007 and $14.9 million for the three months ended June 30, 2008, as compared to approximately $36.6 million for the three months ended June 30, 2007.

Income Taxes

Income tax expense was approximately $5.1 million for the three months ended June 30, 2008 as compared to $12.6 million for the three months ended June 30, 2007.  For the sixe months ended June 30, 2008, Income tax expense was approximately $10.9 million as compared to approximately $23.7 million for the first six months of 2007.  The decrease is attributable to lower income before income taxes primarily due to the decrease in realized investment gains.

.

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of June 30, 2008 and June 30, 2007 to be 34.5%.

Net Income

For the reasons discussed above, the Company had net income of approximately $20.7 million during the six months ended June 30, 2008 and a net income of approximately $45.1 million during the six months ended June 30, 2007.  Net income totaled $9.8 million for the three months ended June 30, 2008 and $24.0 million for the three months ended June 30, 2007.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income decreased from approximately $91.7 million at December 31, 2007 to $15.8 million at June 30, 2008.  The decrease was due to a reduction in net unrealized investment gains, net of taxes, during the first six months of the year of approximately $75.5 million.  Higher interest rates since year-end and general economic and market conditions were the primary reasons for the reduction.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal sources of cash are interest on its investments, dividends from the Insurance Company, and rent from its real estate.  During the first half of 2008, the Company's Board of Directors declared quarterly cash dividends of $.125 per share payable on April 1, 2008 and July 1, 2008.  During the first six months of 2008 the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, which it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses).  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In 2007, the Insurance Company made a $32 million dividend payment to the Company.  During the first half of 2008, the Insurance Company made a $20 million dividend payment.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 43.2% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  Due to increased competition, and an increasing amount of policies with expiring surrender changes, we experienced an increase in surrenders on our annuity products in 2006 and 2007.  Policyholder account balance surrenders totaled approximately $148.8 million and $227.1 million for the six-month periods ending June 30, 2008 and 2007, respectively. In 2008, approximately 8.5% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently managed this business regardless of the rate trends.  The Company's ratio of surrenders to average reserves on its deferred annuity business for the first six months of 2008 is approximately 13.0% on an annualized basis.  As of December 31, 2007, the Company’s ratio of surrenders to average reserves on its deferred annuity business was 20.4%.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately $16.7 million and $0.3 million during the six months ended June 30, 2008 and 2007, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $84.9 million, and $158.4 million during the six months ended June 30, 2008 and 2007, respectively.

For purposes of the Company's condensed consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  Net cash used in the Company's financing activities amounted to approximately $(101.6) million and $(173.6) million during the six months ended June 30, 2008 and 2007, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately 9.0% and 8.7% as of June 30, 2008 and December 31, 2007, respectively).  The effective duration of the Company's debt portfolio was approximately 5.2 years as of June 30, 2008 as compared to 4.9 years as of June 30, 2007.  The Company's fixed maturity investments are all classified as available for sale and may be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and various other economic conditions.

Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions.  These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, if any, are credited or charged directly to shareholders’ equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.  Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of deferred federal income tax effect, if any, charged or credited directly to shareholders’ equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of June 30, 2008 and December 31, 2007, approximately 4.5% and 4.3%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, of which approximately 98% were originally purchased as investment grade and approximately 2% were purchased to achieve a more favorable investment yield. All of these are classified as available for sale and reported at fair value. As of June 30, 2008 and December 31, 2007, the carrying value of these securities was approximately $189.4 million and $221.4 million, respectively, (representing approximately 4.9% and 5.5% of the Company's investment portfolio, respectively).

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

As of June 30, 2008, the carrying value of the Company’s limited partnerships was approximately $292.1 million or 7.6% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At June 30, 2008, the Company’s investments in equity securities, including limited partnership interests, were approximately 7.8% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Other long-term investments."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $130.1 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $5.3 million, $2.4 million, $8.1million, $52.5 million and $61.8 million will expire in 2008, 2009, 2010, 2011 and 2012, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of June 30, 2008.

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

The Company has established International Swaps and Derivatives Association “ISDA” Credit Support Agreements with the three counterparties that have sold the 5 Swaptions currently held by Presidential Life. All of these counterparties are major money center banks that carry credit ratings equal to or higher than Aa3 by Moody's and AA- by S&P. The ISDA Credit Support Agreement requires counterparties to post collateral in the event that the bank credit rating falls below A3 by Moody’s and A- by S&P. These contracts expire in July 2008, July 2009 and June 2010 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of June 30, 2008 was $4,796,327. A variety of factors affect the value of the Payor Swaptions. These include overall Treasury interest rate levels, SWAP spreads, overall market volatility and the length of time remaining before the expiration of a Payor Swaption. These investments are classified on the balance sheet as "Derivative Instruments". Under FAS 133, the value of the Payor Swaptions is recognized at "fair value" (market value), with any resulting change in fair value reflected in the statement of income as a realized loss or gain. The change in market value during the first  half of 2008 was a loss of $2,208,870 as compared to a gain of $12,334, 773 during the first half of 2007.  The Company has determined that the average fair value, based upon weekly market values for the period (December 31, 2007 to June 30, 2008), was $ 6,489,982.

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

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Long Term Debt Obligations	$ 90,195	$ -	$ -	$ -	$ 90,195
Interest on Long-Term Debt Obligations	$ 7,103	$ -	$ -	$ -	$ 7,103

Policy Liabilities (1)	$ 512,627	$ 850,751	$ 775,603	$ 2,657,902	$ 4,796,883

(1) The difference between the recorded liability on the balance sheet of $3,228.8 million, and the total contractual obligation amount of $4,796.9 million is $1,568.1 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total contractual obligation of $4,796.9 million, $3,093.1 million, or 64.5%, is from the Company’s deferred annuity, life, and accident and health business. Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. During the first six months of 2008, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2007.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2008, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  During or subsequent to the six month period ended June 30, 2008, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of June 30, 2008, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

August 8, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   August 8, 2008

  /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:   August 8, 2008

  /s/ Charles J. Snyder

Charles J. Snyder, Chief Financial

Officer of the Registrant

PRESIDENTIAL LIFE CORPORATION

August 8, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  August 8, 2008

/s/Herbert Kurz

----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  August 8, 2008

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

Date: August 8, 2008

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

Date: August 8, 2008

                                          /s/Charles Snyder

                                                                                                    ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

August 8, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

-------------------

Charles Snyder

Treasurer and Chief Financial Officer

August 8, 2008