Form 10-Q
period 2008-09-30
PRESIDENTIAL LIFE CORP
filed 2008-11-10
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008	Commission file number 0-5486

Presidential Life Corporation

Delaware	13-2652144
(State of incorporation)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of November 7, 2008 was 29,574,315.

INDEX

Part I	Financial Information		Page No.

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	September 30, 2008 (Unaudited) and December 31, 2007		3

	Condensed Consolidated Statements of Income (Unaudited)
	For the Nine months ended September 30, 2008 and 2007		4

	Condensed Consolidated Statements of Income (Unaudited)
	For the Three months ended September 30, 2008 and 2007		5

	Condensed Consolidated Statements of Shareholders'
	Equity (Unaudited) - For the Nine months ended
	September 30, 2008 and 2007		6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	For the Nine months ended September 30, 2008 and 2007		7

	Notes to Condensed Consolidated Financial Statements (Unaudited)		8-17

Item 2.	Management's Discussion and Analysis of		18-28
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		29

Item 4.	Controls and Procedures		29

Part II -	Other Information		30

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			31-32

Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			33
			34
			35
			36

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Amortized cost of
$3,139,772 and $3,211,908 respectively)	$ 2,962,772	$ 3,282,099
Common stocks (Cost of $1,378 and
$7,177, respectively)	3,335	9,732
Derivative instruments, at fair value	3,926	7,005
Real estate	415	415
Policy loans	18,197	19,194
Short-term investments	314,650	363,067
Other long-term investments	303,205	309,663
Total Investments	3,606,500	3,991,175

Cash and cash equivalents	2,880	3,631
Accrued investment income	44,460	45,206
Amounts due from security transactions	36	22,600
Deferred policy acquisition costs	108,191	77,721
Furniture and equipment, net	525	579
Amounts due from reinsurers	14,353	13,124
Federal income taxes recoverable	18,819	-
Deferred tax asset	27,578	-
Other assets	1,302	1,480
TOTAL ASSETS	$ 3,824,644	$ 4,155,516

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 2,482,362	$ 2,579,907
Future policy benefits:
Annuity	642,897	642,931
Life and accident and health	71,230	69,067
Other policy liabilities	12,875	9,917
Total Policy Liabilities	3,209,364	3,301,822

Notes payable	78,990	90,195
Deferred federal income taxes, net	-	60,217
Federal income taxes payable	-	183
Deposits on policies to be issued	1,114	8,446
General expenses and taxes accrued	2,393	4,073
Other liabilities	19,560	28,625
Total Liabilities	3,311,421	3,493,561

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,574,315 and 29,553,710 shares, respectively	296	295
Additional paid in capital	5,606	4,538
Accumulated other comprehensive (loss) gain	(68,319)	91,704
Retained earnings	575,640	565,418
Total Shareholders’ Equity	513,223	661,955
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$ 3,824,644	$ 4,155,516

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
REVENUES:	2008	2007
Insurance Revenues:
Premiums	$ 11,308	$ 10,237
Annuity considerations	26,235	18,035
Universal life and investment type policy fee income	2,081	1,926
Net investment income	210,322	228,307
Realized investment (losses) gains	(29,575)	30,709
Other income	1,740	986

TOTAL REVENUES	222,111	290,200

BENEFITS AND EXPENSES:
Death and other life insurance benefits	10,757	9,133
Annuity benefits	61,874	57,693
Interest credited to policyholders' account balances	84,874	98,702
Interest expense on notes payable	5,857	7,257
Other interest and other charges	1,070	696
Increase/(Decrease) in liability for future policy benefits	41	(3,891)
Commissions to agents, net	6,676	8,692
General expenses and taxes	13,548	12,205
Change in deferred policy acquisition costs	4,863	8,565

TOTAL BENEFIT AND EXPENSES	189,560	199,052

Income before income taxes	32,551	91,148

Provision (benefit) for income taxes
Current	12,607	29,525
Deferred	(1,366)	1,938
	11,241	31,463

NET INCOME	$ 21,310	$ 59,685

Earnings per common share, basic	$ .72	$ 2.02
Earnings per common share, diluted	$ .72	$ 2.01

Weighted average number of shares outstanding during the period, basic	29,559,550	29,516,395
Weighted average number of shares outstanding during the period, diluted	29,626,061	29,666,833

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	THREE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
REVENUES:	2008	2007
Insurance Revenues:
Premiums	$ 3,780	$ 3,509
Annuity considerations	9,468	3,975
Universal life and investment type policy fee income	560	703
Net investment income	75,149	78,819
Realized investment losses	(26,137)	(1,896)
Other income	532	258

TOTAL REVENUES	63,352	85,368

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,012	2,916
Annuity benefits	19,542	18,993
Interest credited to policyholders' account balances	28,503	32,227
Interest expense on notes payable	1,903	2,151
Other interest and other charges	456	235
Increase/(decrease) in liability for future policy benefits	1,648	(3,352)
Commissions to agents, net	2,221	3,226
General expenses and taxes	4,302	4,076
Change in deferred policy acquisition costs	795	2,552

TOTAL BENEFIT AND EXPENSES	62,382	63,024

Income before income taxes	970	22,344

Provision (benefit) for income taxes
Current	(3,635)	8,844
Deferred	3,980	(1,118)
	345	7,726

NET INCOME	$ 625	$ 14,618

Earnings per common share, basic	$ .02	$ .50
Earnings per common share, diluted	$ .02	$ .49

Weighted average number of shares outstanding during the period, basic	29,568,147	29,534,082
Weighted average number of shares outstanding during the period, diluted	29,629,601	29,618,271

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(in thousands, except per share data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2007	$ 294	$ 2,314	$ 518,535	$ 118,444	$ 639,587
Cumulative effect of adoption of FIN 48			(2,036)		(2,036)
Balance at January 1, 2007, as adjusted	294	2,314	516,499	118,444	637,551

Comprehensive Income:

Net Income			59,685		59,685

Rate Lock Adjustment				(858)	(858)

Net Unrealized Investment Losses				(24,740)	(24,740)

Comprehensive Income					34,087

Issuance of Shares Under stock option plan	1	853			854

Share Based Compensation		833			833

Dividends paid to Shareholders ($.125 per share)			(11,069)		(11,069)

Balance at September 30, 2007	$ 295	$ 4,000	$ 565,115	$ 92,846	$ 662,256

Balance at January 1, 2008	$ 295	$ 4,538	$ 565,418	$ 91,704	$ 661,955

Comprehensive Income:

Net Income			21,310		21,310

Rate Lock Adjustment				(221)	(221)

Net Unrealized Investment Losses				(159,802)	(159,802)

Comprehensive Income					(138,713)

Issuance of Shares Under stock option plan	1	238			239

Share Based Compensation		830			830

Dividends paid to Shareholders ($.125 per share)			(11,088)		(11,088)

Balance at September 30, 2008	$ 296	$ 5,606	$ 575,640	$ (68,319)	$ 513,223

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
	2008	2007
OPERATING ACTIVITIES:
Net Income	$ 21,310	$ 59,685
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit)/provision for deferred income taxes	(1,366)	1,938
Depreciation and amortization	683	750
Stock option expense	830	833
Net accrual of discount on fixed maturities	(14,386)	(13,219)
Realized investment losses/(gains)	29,575	(30,709)
Changes in:
Accrued investment income	746	441
Deferred policy acquisition cost	4,863	8,565
Federal income tax (recoverable)/payable	(19,002)	8,265
Liability for future policy benefits	2,129	(3,701)
Liability for amounts due brokers	3,454	(3,783)
Other items	(98)	(1,802)

Net Cash Provided By Operating Activities	$ 28,738	$ 27,263

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(332,809)	(432,187)
Maturities, calls and repayments	-	19,760
Sales	389,421	348,140
Common Stocks:
Acquisitions	-	(25,545)
Sales	338	27,456
Derivative Instruments:
Acquisitions	-	(6,156)
Sales	-	6,051
Decrease in short-term investments and policy loans	58,414	371,181
Other long-term investments:
Additions to other long-term investments	(55,401)	(55,906)
Distributions from other long-term investments	28,144	56,273
Amount due from security transactions	22,564	(7,009)

Net Cash Provided By Investing Activities	$ 110,671	$ 302,058

FINANCING ACTIVITIES:
Decrease in policyholders’ account balances	(97,545)	(256,391)
Bank overdrafts	(13,232)	(10,528)
Deposits on policies to be issued	(7,332)	(3,153)
Issuance of common stock	238	853
Repayment of line of credit	-	(50,000)
Retirement of Senior Notes	(11,205)	(9,805)
Dividends paid to shareholders	(11,084)	(11,069)

Net Cash Used In Financing Activities	$ (140,160)	$ (340,093)

Decrease in Cash and Cash Equivalents	(751)	(10,772)
Cash and Cash Equivalents at Beginning of Period	3,631	19,844

Cash and Cash Equivalents at End of Period	$ 2,880	$ 9,072

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 31,609	$ 23,259

Interest Paid	$ 7,148	$ 10,008

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation (“the Company” or “the Corporation”), through its wholly owned subsidiary, Presidential Life Insurance Company (“Insurance Company”), is engaged in the sale of life insurance and annuities.

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Management believes that, although the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on Form 10-K on March 11, 2008.

We manage and report our business as a single segment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS 131”), which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 88%) and life insurance (approximately 12%).  The nature of these two product lines is sufficiently similar to permit their aggregation as a single reporting segment.  Approximately 72% of our life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and the Company does not take mortality charges on either product.  Moreover, the two products carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility with overlapping administrative functions.  The products are also directed at a similar market, namely, mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both the Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

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

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking and substantially all of their investments are at fair value.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships, with the exception of hedge fund limited partnerships, to typically make quarterly distributions (to the extent that distributions are available) of partnership earnings.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there is generally a reporting lag of up to one year for recording investment income that is not distributed during the year, which may result in significant adjustments in the subsequent year.  The adjustments to its estimates of investment income recorded during the preceding year (“true-up”) for the nine month periods ended September 30, 2008 and 2007 resulted in an increase in net investment income of approximately $25.7 million and $12.7 million, respectively.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there is also generally a one-year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2008.  Net unrealized gains (cumulative, after tax effects) totaled approximately $29.6 million at September 30, 2008 and $51.5 million at December 31, 2007 and are included in the balance sheet under other comprehensive income.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements plus capital contributions subsequently made by the Company less subsequent distributions received from the partnerships.  Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of September 30, 2008 and December 31, 2007.  Other long term investments totaled approximately $303.2 million as of September 30, 2008 and $309.7 million as of December 31, 2007.  As of September 30, 2008, the Company was committed to contribute, if called upon, an aggregate of approximately $123.4 million of additional capital to certain of these limited partnerships.  Commitments of $5.2 million, $3.8 million, $6.7 million, $48.1 million and $59.6 million will expire in 2008, 2009, 2010, 2011 and 2012, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.

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

Realized gains and losses on disposal of investments are determined for fixed maturities, other long-term investments and equity securities by the specific identification method.

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

Deferred policy acquisition costs (DAC) are amortized over periods ranging from 15 to 25 years for universal life products and investment type products as a constant percentage of estimated gross profits arising principally from surrender charges and interest and mortality margins based on historical and anticipated future experience, updated regularly.  The effects of revisions to reflect actual experience on previous amortization of deferred policy acquisition costs, subject to the limitation that the outstanding DAC asset can never exceed the original DAC plus accrued interest, are reflected in earnings in the period estimated gross profits are revised.  DAC is also adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized with corresponding credits or charges included in accumulated other comprehensive income.  For that portion of the business where acquisition costs are not deferred, (i.e., medical stop loss business) management believes the expensing of policy acquisition costs is immaterial.

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

F.

Policyholders' Account Balances

Policyholders' account balances for universal life and investment type contracts are equal to the policy account values.  The policy account values represent an accumulation of gross premium payments plus credited interest less mortality and expense charges and withdrawals.

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

H.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the quarter.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the nine months ended September 30, 2008 and 2007 was 29,626,061 and 29,666,833, respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS during the nine months ended September 30, 2008 and reduced EPS by $.01 for the nine months ended September 30, 2007.

I.

New Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (FSP FAS 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 in the third quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.

In May 2008, the  FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS 162 will have a material impact on our financial statements.

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

2.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of September 30, 2008.

The following information summarizes the components of net investment income:

	For the nine months ended September 30, 2008 (in thousands)	For the nine months ended September 30, 2007 (in thousands)

Fixed maturities	$ 154,333	$ 162,505
Limited Partnerships	48,803	44,781
Common stocks	1,457	2,049
Short-term investments	7,888	21,246
Other investment income	1,857	2,149
	214,338	232,730

Less investment expenses	4,016	4,423

Net investment income	$ 210,322	$ 228,307

	For the three months ended September 30, 2008 (in thousands)	For the three months ended September 30, 2007 (in thousands)

Fixed maturities	$ 51,223	$ 51,954
Limited Partnerships	22,553	19,978
Common stocks	182	327
Short-term investments	1,854	6,496
Other investment income	368	1,176
	76,180	79,931

Less investment expenses	1,031	1,112

Net investment income	$ 75,149	$ 78,819

The following table presents fair value and gross unrealized losses for securities where the estimated fair value had declined and remained below amortized cost at September 30, 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 59,542	$ 816	$ 13,646	$ 1,646	$ 73,188	$ 2,462
Corporate Bonds	1,136,538	106,196	623,529	103,696	1,760,067	209,892
Preferred Stocks	15,421	7,326	45,417	27,324	60,838	34,650
Subtotal Fixed Maturities	1,211,501	114,338	682,592	132,666	1,894,093	247,004
Common Stock	37	1	173	177	210	178
Total Temporarily Impaired Securities	$1,211,538	$ 114,339	$682,765	$ 132,843	$1,894,303	$ 247,182

The following table presents the fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 18,028	$ 612	$ 20,968	$ 1,462	$ 38,996	$ 2,074
Corporate Bonds	324,736	13,307	839,968	40,417	1,164,704	53,724
Preferred Stocks	56,617	8,923	24,996	7,245	81,613	16,168
Subtotal Fixed Maturities	399,381	22,842	885,932	49,124	1,285,313	71,966
Common Stock	5,402	993	-	-	5,402	993
Total Temporarily Impaired Securities	$404,783	$ 23,835	$ 85,932	$ 49,124	$1,290,715	$ 72,959

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by September 30, 2008.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 114,338	46.29
Twelve months or more	132,666	53.71
Total	$ 247,004	100.00

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2007.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 22,842	31.74
Twelve months or more	49,124	68.26
Total	$ 71,966	100.00

As of September 30, 2008 and December 31, 2007, the Company had approximately $70.0 million and $142.2 million, respectively, of gross unrealized gains in fixed maturities.

The Company’s investments are concentrated in fixed income securities that are exposed to a variety of risks, including interest rate and credit risk, which can significantly impact fluctuations in overall market valuation. During the first nine months of 2008, the portfolio has experienced a decline in market value caused by a substantial widening in corporate credit spreads resulting from the unprecedented meltdown in financial markets from the bankruptcy of Lehman Brothers to the forced takeover of several banks and brokerage firms, including Bear Stearns, Merrill Lynch (brokerage) and Washington Mutual and Wachovia Corp. (banks). Spreads on bank and other financial bonds, as represented by 10-year A-rated financial bonds, widened by 292 basis points, according to the Merrill Lynch corporate bond indices. Industrial and electric utility spreads, according to the Merrill Lynch corporate bond indices, widened by 97 and 88 basis points, respectfully, during the first nine months of 2008. This widening in spreads caused a decline in market value for the Company’s fixed income portfolio. Presidential Life Corp.'s book value decreased from $ 22.40 per share at December 31, 2007 to $ 17.35 at September 30, 2008.

Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.   The Company had approximately $33.6 million and $27.4 million, respectively, in write-downs attributable to other than temporary impairments in fixed maturities for the nine months and three months ended September 30, 2008.

3.

NOTES PAYABLE

Notes payable at September 30, 2008 and December 31, 2007 consist of $79.0 million and $90.2 million, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of September 30, 2008, unamortized costs were approximately $73,000.  The total principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $.2 million recorded in accumulated other comprehensive income as of September 30, 2008, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company amortizes the deferred loss from accumulated other comprehensive income to income over the term of the notes.  The Company expects to amortize approximately $632,000 into earnings during 2008.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of September 30, 2008, the Company believes that it is in compliance with all of the covenants.

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

5.

NET UNREALIZED INVESTMENT (LOSSES)/GAINS

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the nine months ended September 30, 2008:	(in thousands)
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (181,708)	$ 63,598	$ (118,110)
Plus: reclassification adjustment for losses realized in net income	(29,575)	10,351	(19,224)
Change related to deferred policy acquisition costs	(34,566)	12,098	(22,468)
Net unrealized investment losses	$ (245,849)	$ 86,047	$ (159,802)

For the nine months ended September 30, 2007:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (58,719)	$ 20,551	$ (38,168)
Plus: reclassification adjustment for gains realized in net income	30,709	(10,748)	19,961
Change related to deferred policy acquisition costs	(10,051)	3,518	(6,533)
Net unrealized investment losses	$ (38,061)	$ 13,321	$ (24,740)

6.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employee’s salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $241,000 and $208,600 into this plan during the nine months ended September 30, 2008 and September 30, 2007, respectively.

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

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards, and (c) a valuation allowance.   A significant portion of the deferred tax assets relate to unrealized losses in the Company’s bond portfolio.  The Company has the ability to hold and intends to hold such investments until maturity.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  In the United States, the Company is no longer subject to federal income tax examinations by tax authorities, generally for the years prior to 2000.  From 2000 through 2003, however, the Company may be subject to tax examinations because the IRS is performing audits on partnership returns in which the Company has investments.  While the Company cannot predict the outcome of the current IRS examination, any adjustments are not expected to be material.  The IRS examination is for years 2000-2003 is expected to be concluded during 2008.

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of September 30, 2008 to be 34.5%.   The reduction in the deferred tax liability from the prior year end of approximately $87.8 million was primarily attributable to a change from net unrealized gains to net unrealized losses.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $2,000,000 increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.   The balance of the unrecognized tax benefits was $1,194,000 at December 31, 2007 and $1,162,000 as of September 30, 2008.  If recognized, this entire adjustment would reduce the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the FIN 48 liability above was $189,000 as of December 31, 2007 and $236,000 as of September 30, 2008.

As of September 30, 2008, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

8.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of September 30, 2008, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

Level 2

Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.  Most debt securities, preferred stocks, certain equity securities, short-term investments and derivatives are model priced using observable inputs and are classified with Level 2.

Level 3

Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The Company’s Level 3 assets include investments in limited partnerships.

Valuation of Investments

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy.  The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service).  When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly for its fixed maturity investments.  The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy.  If quoted market prices and an estimate from a pricing service are unavailable, the Company secures an estimate of fair value from brokers who utilize valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3.  The following section describes the valuation methods used by the Company for each type of financial instrument it holds that is carried at fair value.

Fixed Maturities

The Company utilizes a pricing service to estimate fair value measurements for approximately 97.6% of its fixed maturities.  The majority of the remaining fair value measurements are based on non-binding broker prices.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets, such as U.S Treasury Securities.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications and models which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.   Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios for issues that have early redemption features.

The pricing service evaluates each asset class based on relevant market information, relevant credit information, perceived market movements and sector news.  The market inputs utilized in the pricing evaluation include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events.  If the pricing service discontinues pricing an investment due to the lack of objectively verifiable data, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service, but would have to make assumptions for market based inputs that are unavailable due to market conditions.

The fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes.  Accordingly, the estimates of fair value for such fixed maturities, other than U.S. Treasury securities, provided by the pricing service are included in the amount disclosed in Level 2 of the hierarchy.  The estimated fair value of U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.

The Company holds privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based on market information regarding interest rates, credit spreads and liquidity.  The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are the Merrill Lynch U.S. Corporate Index and the Merrill Lynch High Yield BB Rated Index.  The Company includes the fair value estimates of these corporate bonds in Level 2 since all significant inputs are market observable.

Equities

For public common and preferred stocks, the Company receives prices from a nationally recognized pricing service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1.  When current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by the Company, the Company receives an estimate of fair value from the pricing service that provides fair value estimates for the Company’s fixed maturities. The service utilizes some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed maturities. The Company includes the estimate in the amount disclosed in Level 2.

For private equity, the Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there may be up to a one year reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there may be up to a one year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2008.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at September 30, 2008 in the amount disclosed in Level 3.

Derivatives

Valuations are secured monthly from each Counterparty which is a major money center bank for the 2 Payor Swaptions owned by the Insurance Company. Factors considered in the valuation include interest rate volatility, decay (remaining life of the Swaption before expiration), delta (duration), gamma (convexity), Swap rates and Swap spreads against U.S. Treasuries. Each dealer has its own proprietary software that evaluates each of these components to determine the Swaption valuation at the end of each month. Presidential Life also obtains a competing valuation from its consultant, Milliman Inc., which uses its own proprietary valuation software called MG Hedge-Information Dashboard. The Company compares the two valuations and generally selects the valuation of the bank, as each Counterparty is responsible for settling for cash with Presidential Life if the Payor Swaption expires with value. All of the factors noted are observable inputs; consequently the Company includes the Swaption Valuations in Level 2.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

($ in thousands)	Fair Value Measurements Using

Description	As of 9/30/2008	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities	2,962,772	245,999	2,714,420	2,353
Common Stock	3,335	1,074	1,819	442
Derivatives	3,926	-	3,926	-
Cash and cash equivalents	2,880	2,880	-	-
Short-Term investments	314,650	-	314,650	-
Other Long-Term Investments	303,205	-	-	303,205
Liabilities:
Notes Payable	78,990	-	78,990	-

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)		Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Other Long-Term Investments	Common Stock	Fixed Maturities	Total
For the nine months ended September 30, 2008
Beginning Balance at December 31, 2007	309,663	420		310,083
Total gains or losses (realized/unrealized)
Included in earnings	-	-		-
Included in other comprehensive income	(33,715)	22		(33,693)
Purchases, issuances, and settlements	27,257	-		27,257
Transfers in and /or out of Level 3	-	-	2,353	2,353
Ending Balance at September 30, 2008	303,205	442	2,353	306,000
For the three months ended September 30, 2008
Beginning Balance at July 1, 2008	292,144	402		292,546
Total gains or losses (realized/unrealized)
Included in earnings	-	-		-
Included in other comprehensive income	(901)	40		(861)
Purchases, issuances, and settlements	11,962	-		11,962
Transfers in and /or out of Level 3	-	-	2,353	2,353
Ending Balance at September 30, 2008	303,205	442	2,353	306,000

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

Executive Overview

Results

Basic earnings per share were $.72 and $2.02 for the nine-month periods ended September 30, 2008 and 2007, respectively.  Our total revenues in the first nine months of 2008 and 2007 were approximately $222.1 million and approximately $290.2 million, respectively.  The decrease from 2007 to 2008 was primarily due to realized investment losses of approximately $29.6 million in 2008 compared to realized investment gains of $30.7 million in 2007, a decrease of approximately $60.3million.  A decrease in investment income of approximately $18 million also contributed to the overall decrease in revenue.

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

The Company's investment philosophy generally focuses on purchasing investment grade securities with the intention of holding such securities to maturity.  The Company's investment philosophy is focused on the intermediate longer-term horizon and is not oriented towards trading.  However, as market opportunities, liquidity, or regulatory considerations may dictate, securities may be sold prior to maturity.  The Company has categorized all fixed maturity securities as available for sale and carries such investments at market value.

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

In July 2008, Moody's Investor Services (“Moody's”) upgraded the financial strength of the Insurance Company to Ba1 (“Questionable financial security”) with a positive outlook, from Ba2 (“Questionable financial security”) with a stable outlook.  Moody’s also raised the senior debt rating of the Corporation from B2 to B1 (“Speculative, subject to high credit risk”) with a positive outlook.

In April 2008, Standard & Poor’s Ratings Services raised its counterparty credit rating on the Corporation to ‘B+’ from ‘B’.  An obligation rated ‘B’ is more vulnerable to nonpayment than obligations rated ‘BB’, but the obligor currently has the capacity to meet its financial commitment on the obligation.  Adverse business, financial, or economic conditions will likely impair the obligor’s capacity or willingness to meet its financial commitment of the obligation.   At the same time it raised its counterparty credit and financial strength ratings on the Insurance Company to ‘BB+’ from ‘BB’ with a positive outlook.  An insurer rated ‘BB’ has marginal financial security characteristics.  Positive attributes exist, but adverse business conditions could lead to insufficient ability to meet financial commitments.

In June 2008, Fitch Ratings affirmed the Insurance Company’s Aq rating, “Strong,” - possessing strong capacity to meet policyholder and contract obligations based solely on the Company’s stand-alone financial statement characteristics.  Fitch Ratings found that risk factors are moderate, and the impact of any adverse business and economic factors is expected to be small.

Results of Operations

A Comparison of the significant items for the nine months ended September 30, 2008 with the same period in 2007 and a comparison of significant items for the three months ended September 30, 2008 with the same period in 2007.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $37.5 million for the nine months ended September 30, 2008 from approximately $28.3 million for the nine months ended September 30, 2007.  Of this amount, annuity considerations were approximately $26.2 million for the nine months ended September 30, 2008 as compared to approximately $18.0 million for the nine months ended September 30, 2007.  In accordance with GAAP, sales of single premium deferred annuities and single premium immediate income annuities without life contingencies are not reported as insurance revenues, but rather as additions to policyholder account balances.  Based on statutory accounting, revenue from sales of single premium annuities were approximately $132.6 million and approximately $111.0 million during the nine months ended September 30, 2008 and September 30, 2007, respectively, an increase of approximately $21.6 million due to increased sales in deferred and immediate annuities.

Annuity considerations were approximately $13.2 million for the three month period ended September 30, 2008 and approximately $7.5 million for the three month period ended September 30, 2007.  The increase was primarily due to increased sales in deferred and immediate annuities.

Policy Fee Income

Universal life and investment type policy fee income was approximately $2.1 million for the nine-month period ended September 30, 2008 and approximately $1.9 million for the nine-month period ended September 30, 2007.

Net Investment Income

Net investment income totaled approximately $210.3 million during the first nine months of 2008, as compared to approximately $228.3 million during the first nine months of 2007.  This represents a decrease of approximately $18 million.  This decrease is due to a decrease in income from fixed maturities of $10.7 million and a decrease in income from short-term investments of $13.4 million.  The decrease in income from fixed maturities was primarily due to lower invested assets, which was due to a high surrender rate in the prior year in the Company’s annuity business.  The decrease in income from short-term investments was primarily due to lower short-term interest rates.  The Company's ratios of net investment income to average cash and invested assets  (based on book value) less net investment income for the nine month periods ended both September 30, 2008 and 2007 was 7.56%.

The Company had net investment income of $75.1 million and $78.8 million for the three month periods ended September 30, 2008 and September 30, 2007, respectively.  The variance of approximately $3.7 million is primarily due to the decrease in short-term interest rates resulting in a decrease in income from short-term investments.

Net Realized Investment Gains and Losses

Realized investment losses amounted to approximately $29.6 million during the first nine months of 2008, as compared to investment gains of approximately $30.7 million during the first nine months of 2007.  The decrease of approximately $60.3 million was primarily due to a decrease in realized gains on fixed maturities of approximately $44.6 million, a decrease in realized gains on common stock of approximately $9.1 million and a decrease in realized gains on the payor swaptions of approximately $6.5 million.  Realized investment gains from fixed maturities were primarily due to calls on the Company’s trust preferred securities in the first half of 2007.  In 2008, the few calls on the Company’s portfolio were offset by write downs in the fixed maturity portfolio.  The change in the fair value of the derivative instruments is reflected in the income statement as a realized loss or gain.

Realized investment losses for the nine months and three months ended September 30, 2008 include realized investment losses or write downs of approximately $33.6 million and $27.4 million, respectively, attributable to other than temporary impairments in the value of certain securities contained in the Company's investment portfolio.   Approximately $ 18.3 million of these losses, or 54%, represented a write-down in the value of bond and preferred stock investments in Lehman Brothers Holdings, Inc.   The Company had approximately $52,000 in write-downs attributable to other than temporary impairments in common stock for the nine months ended September 30, 2007.

The Company had realized investment losses of $26.1 million for the three months ended September 30, 2008 and $1.9 million in realized losses for the three months ended September 30, 2007.  The variance of approximately $24.2 million is primarily due the write downs in the fixed maturity portfolio.

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

Total Benefits and Expenses

Total benefits and expenses for the three months ended September 30, 2008, totaled $62.4 million, a decrease of $0.6 million from the $63.0 million recorded from the three months ended September 30, 2007.  For the nine months ended September 30, 2008, total benefits and expenses aggregated approximately $189.6 million, as compared to approximately $199.1 million for the nine months ended September 30, 2007.  This represents a decrease of approximately $9.5 million from the first nine months of 2007.  The reasons for this decrease are discussed in the following paragraphs.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $158.6 million for the nine months ended September 30, 2008, as compared to approximately $162.3 million for the nine months ended September 30, 2007. This represents a decrease of $3.7 million.  The decrease is primarily due to increased surrenders on deferred annuities that exceeded new premiums.  For the three month period ended September 30, 2008.  Interest credited and other benefits to policyholders increased to $53.2 million from $51.0 million for three month period ended September 30, 2007.

The Insurance Company’s average credited rate for reserves and account balances for the nine months ended September 30, 2008 and 2007 was less than the Company’s ratio of net investment income to mean assets (based on book value) for the same period as noted above under “Net Investment Income”. Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to book value mean assets (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will broaden the Spread.  The actual spread, excluding capital gains, for the nine months ended September 30, 2008 was 2.34% compared to 2.26% for the same period in 2007.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $5.9 million for the nine months ended September 30, 2008, and approximately $7.3 million for the nine months ended September 30, 2007.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $20.2 million for the nine months ended September 30, 2008, as compared to approximately $20.9 million for the nine months ended September 30, 2007.  This represents a decrease of approximately $0.7million.

General expenses, taxes and commissions to agents totaled approximately $6.5 million for the three months ended September 30, 2008, as compared to approximately $7.3 million for the three months ended September 30, 2007.  This represents a decrease of approximately $0.8 million.

Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the nine months ended September 30, 2008 resulted in a charge of approximately $4.9 million, as compared to a charge of approximately $8.6 million for the nine months ended September 30, 2007.

The change in net DAC is attributable to the costs associated with product sales, which have been deferred, (accounting for a credit of approximately $6.1 million in the first nine months of 2008 and $8.5 million in the first nine months of 2007).  Another portion of such change is due to amortization of the DAC of deferred annuity business.  Such changes accounted for a charge of approximately $6.7 million in the first nine months of 2008 as compared to a charge of approximately $13.1 million in the first nine months of 2007.  The balance of the change in net DAC is due to the amortization of the DAC for the remainder of the business including traditional, universal life and immediate annuities (accounting for a charge of approximately $4.2 million for the first nine months 2008 and $3.9 million for the first nine months of 2007).

The change in the net DAC for the three months ended September 30, 2008 resulted in a charge of approximately $0.8 million, as compared to a charge of approximately $2.6 million for the three months ended September 30, 2007.

DAC is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized with corresponding credits or charges included in accumulated other comprehensive income.  The significant change in the unrealized losses caused the resulting DAC amortization to decrease $34.6 million from$9.8 million at December 31, 2007 to $(24.8) million at September 30, 2008.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $32.6 million for the nine months ended September 30, 2008, as compared to approximately $91.1 million for the nine months ended September 30, 2007 and $1.0 million for the three months ended September 30, 2008, as compared to approximately $22.3 million for the three months ended September 30, 2007.

Income Taxes

Income tax expense was approximately $0.3 million for the three months ended September 30, 2008 as compared to $7.7 million for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, Income tax expense was approximately $11.2 million as compared to approximately $31.5 million for the first nine months of 2007.  The decrease is attributable to lower income before income taxes primarily due to realized investment losses.

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of September 30, 2008 and September 30, 2007 to be 34.5%.

Federal income tax recoverable amounted to $18.8 million at September 30, 2008.  This amount is primarily attributable to other than temporary impairments the Company realized in the value of certain securities contained in its investment portfolio.  The Company has the ability to carry-back these losses to prior years.

Net Income

For the reasons discussed above, the Company had net income of approximately $21.3 million during the nine months ended September 30, 2008 and a net income of approximately $59.7 million during the nine months ended September 30, 2007.  Net income totaled $0.6 million for the three months ended September 30, 2008 and $14.6 million for the three months ended September 30, 2007.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income decreased from approximately $91.7 million at December 31, 2007 to $(68.3) million at September 30, 2008.  The decrease was due to an increase in net unrealized investment losses, net of taxes, during the first nine months of the year of approximately $160.0 million.  Higher interest rates since year-end and general economic and market conditions were the primary reasons for the reduction.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal sources of cash are interest on its investments, dividends from the Insurance Company, and rent from its real estate.  During the three quarters of 2008, the Company's Board of Directors declared quarterly cash dividends of $.125 per share payable on April 1, 2008,   July 1, 2008 and October 1, 2008.  During the first nine months of 2008 the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, which it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses).  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In 2007, the Insurance Company made a $32 million dividend payment to the Company.  During the first half of 2008, the Insurance Company made a $20 million dividend payment.  In

October 2008, the Insurance Company made an additional $15.7 million dividend payment.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 42.7% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  Due to increased competition, and an increasing amount of policies with expiring surrender changes, we experienced an increase in surrenders on our annuity products in 2006 and 2007.  Policyholder account balance surrenders totaled approximately $200.7 million and $364.4million for the nine-month periods ending September 30, 2008 and 2007, respectively. In 2008, approximately 8.5% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently managed this business regardless of the rate trends.  The Company's ratio of surrenders to average reserves on its deferred annuity business for the first nine months of 2008 is approximately 11.8% on an annualized basis.  As of December 31, 2007, the Company’s ratio of surrenders to average reserves on its deferred annuity business was 20.4%.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately $28.7 million and $27.3 million during the nine months ended September 30, 2008 and 2007, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $110.7 million, and $302.1 million during the nine months ended September 30, 2008 and 2007, respectively.

For purposes of the Company's condensed consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  Net cash used in the Company's financing activities amounted to approximately $(140.2) million and $(340.1) million during the nine months ended September 30, 2008 and 2007, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

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

Given the Insurance Company's historic cash flow and current financial results, management believes that, for the next twelve months and for the reasonably foreseeable future, the Insurance Company's cash flow from investments and operating activities will provide sufficient liquidity for the operations of the Insurance Company, as well as provide sufficient funds to the Company, so that the Company will be able to satisfy its debt service obligations and pay its other operating expenses.   Due to the extraordinary nature of the current economic climate, which has continued after the close of the 3rd quarter, the Company can make no reasonable assurances with respect to the payment of future dividends.

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately 8.3% and 8.7% as of September 30, 2008 and December 31, 2007, respectively).  The effective duration of the Company's debt portfolio was approximately 4.9 years as of both September 30, 2008 and 2007.  The Company's fixed maturity investments are all classified as available for sale and may be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and various other economic conditions.

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

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of September 30, 2008 and December 31, 2007, approximately 4.5% and 4.3%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, of which approximately 99.6% were originally purchased as investment grade investments.  All of these are classified as available for sale and reported at fair value. As of September 30, 2008 and December 31, 2007, the carrying value of these securities was approximately $195.9 million and $221.4 million, respectively, (representing approximately 5.4% and 5.5% of the Company's investment portfolio, respectively).

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

As of September 30, 2008, the carrying value of the Company’s limited partnerships was approximately $303.2 million or 8.3% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At September 30, 2008, the Company’s investments in equity securities, including limited partnership interests, were approximately 8.4% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Other long-term investments."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $123.4 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $5.2 million, $3.8 million, $6.7 million, $48.1 million and $59.6 million will expire in 2008, 2009, 2010, 2011 and 2012, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of September 30, 2008.

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

The Company’s ALM strategy has included the purchase of a series of Payor Swaptions.  In July 2005, the Insurance Company entered into a series of Payor Swaptions designed to protect the Company against an instantaneous rise in interest rates of 300 basis points, as required by the New York State Insurance Department (Regulation 126).  Six contracts expiring over a 3-year period were purchased from one dealer and three banks at a total cost of $19,430,625. As these contracts approach their option expiration, it has been the Company’s intention to roll forward the position(s) by selling the expiring position(s) and purchasing new contract(s) in an amount and with such other terms and conditions sufficient to provide the Company with profits to offset any anticipated portfolio losses arising from an instantaneous 300 basis point rise in interest rates.  During the 3rd quarter of 2006, the Insurance Company sold the 2006 Payor Swaption set to expire, realizing a capital gain of $3,186,000. The proceeds were reinvested into a new Payor Swaption that expires on July 13, 2009. During the 2nd quarter of 2007, the Insurance Company sold 2 of the Swaptions set to expire in July 2007 realizing a capital loss of $1,396,875. These proceeds were reinvested into a new Payor Swaption that expires on June 21, 2010. During the 3rd quarter of 2008, the Company decided to allow 3 contracts to expire without value. The original cost of these 3 Payor Swaptions totaled $9,238,500.

The Company has established International Swaps and Derivatives Association “ISDA” Credit Support Agreements with the two counterparties that have sold the 2 Swaptions currently held by Presidential Life. The counterparties are major money center banks that carry credit ratings equal to or higher than Aa3 by Moody's and AA- by S&P. The ISDA Credit Support Agreement requires counterparties to post collateral in the event that the bank credit rating falls below A3 by Moody’s and A- by S&P. These contracts expire in July 2009 and

June 2010 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of September 30, 2008 was $3,926,298. A variety of factors affect the value of the Payor Swaptions. These include overall Treasury interest rate levels, SWAP spreads, overall market volatility and the length of time remaining before the expiration of a Payor Swaption. These investments are classified on the balance sheet as "Derivative Instruments". Under FAS 133, the value of the Payor Swaptions is recognized at "fair value" (market value), with any resulting change in fair value reflected in the statement of income as a realized loss or gain. The change in market value during the first three quarters of 2008 was a loss of $3,080,899 as compared to a gain of $3,452,445 during the first half of 2007.  The Company has determined that the average fair value, based upon weekly market values for the period (December 31, 2007 to September 30, 2008), was $ 5,385,773.

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

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Long Term Debt Obligations	$ 78,990	$ -	$ -	$ -	$ 78,990
Interest on Long-Term Debt Obligations	$ 6,220	$ -	$ -	$ -	$ 6,220

Policy Liabilities (1)	$ 504,850	$ 847,683	$ 778,217	$ 2,636,592	$ 4,767,342

(1) The difference between the recorded liability on the balance sheet of $3,209.4 million, and the total contractual obligation amount of $4,767.3 million is $1,557.9 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total contractual obligation of $4,767.3 million, $3,081.5 million, or 64.6%, is from the Company’s deferred annuity, life, and accident and health business. Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

Long-term debt obligations consist of $79.0 million, 7 7/8% senior notes due February 15, 2009.  See Note 3 in Notes to the Unaudited Condensed Consolidated Financials Statements for additional discussion concerning both long-term and short-term obligations.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. During the first nine months of 2008, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2007.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2008, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  During or subsequent to the nine month period ended September 30, 2008, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of September 30, 2008, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 1A.  Risk Factors

The Company’s business is subject to certain risks and events that, if they occur, could adversely affect the financial condition and results of operations and the trading price of our common stock.  For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company’s risk factors since the date of filing the Annual Report.

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

November 10, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   November 10, 2008

  /s/ Herbert Kurz

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:   November 10, 2008

  /s/ Charles J. Snyder

Charles J. Snyder, Chief Financial

Officer of the Registrant

PRESIDENTIAL LIFE CORPORATION

November 10, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  November 10, 2008

/s/Herbert Kurz

----------------------

Herbert Kurz, President and Duly

Authorized Officer of the Registrant

Date:  November 10, 2008

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

Date: November 10, 2008

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

Date: November 10, 2008

                                          /s/Charles Snyder

                                                                                                    ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

------------------

Herbert Kurz

Chief Executive Officer

November 10, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

-------------------

Charles Snyder

Treasurer and Chief Financial Officer

November 10, 2008