Form 10-K
period 2008-12-31
PRESIDENTIAL LIFE CORP
filed 2009-03-12
CIK 80124

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission file number 0-5486

Presidential Life Corporation

Delaware	13-2652144
(State of incorporation)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2008 was approximately $334,912,886 based on the closing sale price of the common stock on the NASDAQ National Market System on that date.  The company does not have any non-voting common equity.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 11, 2009 was approximately $170,153,806 based upon the closing price of such stock on that date.

The number of shares outstanding of the registrant’s common stock as of March 11, 2009 was 29,574,315.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the definitive proxy statement to be used in connection with the registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Other documents incorporated by reference into this Form 10-K are listed in the Exhibit Index.

PART 1

ITEM 1.

BUSINESS

General

Presidential Life Corporation (the “Corporation” or “Company”) is an insurance holding company that, through its wholly-owned subsidiary, Presidential Life Insurance Company (the “Insurance Company”), manages and reports as a single segment that is divided between annuities and life insurance.  Unless the context otherwise requires, the “Corporation” or “Company” shall be deemed to include Presidential Life Corporation and its subsidiaries.  The Corporation was founded in 1969 and, through the Insurance Company, is licensed to market its product in 49 states and the District of Columbia.  Approximately 54.1% of the Insurance Company’s 2008 sales of annuity and life insurance products were made to individuals residing in the State of New York.

Organization

Headquartered in Nyack, New York, the Company had 114 full-time employees as of December 31, 2008.

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

The Insurance Company’s deferred annuity products are designed to encourage persistency by incorporating surrender charges that exceed the cost of issuing the policy.  An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years after purchase of the annuity without incurring significant penalties in the form of surrender charges.  As of December 31, 2008, approximately 43.6% of the Insurance Company’s deferred annuity contracts inforce (measured by reserves) are subject to surrender charges.

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

A deferred immediate annuity was approved by the New York State Insurance Department (NYSID) and is scheduled for introduction in 2009, along with a novel immediate annuity structure for Joint lives.  A single premium, market value adjusted (MVA), and deferred annuity contract is expected to be approved in 2009.

The following table presents annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 2008, in each case, as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

ANNUITIES IN FORCE AS OF DECEMBER 31 FOR THE FOLLOWING YEARS

	2008	2007	2006	2005	2004
	(dollars in thousands)
Single Premium
Deferred	$ 1,854,726	$ 1,977,713	$ 2,350,978	$ 2,630,611	$ 2,597,436
Immediate	588,324	613,952	641,173	664,215	686,054
Other Annuities	437,844	442,413	441,938	441,076	433,886
Total Annuities	$ 2,880,894	$ 3,034,078	$ 3,434,089	$ 3,735,902	$ 3,717,376

Number of annuity contracts in force	57,087	61,309	69,538	76,242	77,100

Average size of annuity contract in force	$ 50.5	$ 49.5	$ 49.4	$ 49.0	$ 48.2

Total dollar amount of annuity surrenders	$ 283,129	$ 535,149	$ 480,075	$ 151,182	$ 119,363

Ratio of surrenders and withdrawals to mean surrenderable annuities in force*	13.4%	22.8%	18.0%	5.5%	4.5%

*See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Interest Rate Risk”

Annuity Considerations – The following table sets forth certain information with respect to the Insurance Company’s annuity considerations for each of the five fiscal years ended December 31, 2008, as determined in accordance with statutory accounting principles, which include as revenue the consideration from policyholders in such years other than consideration from immediate annuities without life contingencies.  The information below differs from the premiums shown on the Corporation’s consolidated financial statements in accordance with GAAP in that, under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

Distribution of Products – By Gross Annuity Considerations

	For the fiscal years ended December 31,
	2008	2007	2006	2005	2004
Single Premium	(dollars in thousands)
Deferred	$ 109,180	$ 94,161	$ 118,613	$ 94,075	$ 182,518
Immediate	30,035	24,785	27,539	27,367	28,351
Other Annuities	7,308	9,900	9,462	10,198	14,025

Total Annuities	$ 146,523	$ 128,846	$ 155,614	$ 131,640	$ 224,894

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

Other Life products inforce, but no longer being issued, include Universal Life, Whole Life, and Term Life.  Universal life policies, flexible premium and single premium, are interest-sensitive products, which typically provide the insured with “non-participating” (i.e. non-dividend paying) life insurance with a cash value.  Current interest is credited to the policy’s cash value based primarily upon prevailing interest rates.  In no event, however, will the interest rate credited on the policy’s cash value be less than the guaranteed rate specified in the policy.  Whole life policies are products that provide the insured with life insurance with a guaranteed cash value.  Typically, a fixed premium, which costs more than comparable term coverage when the policyholder is younger, but less than comparable term coverage as the policyholder grows older, is paid over a period of years.  Whole life insurance products combine insurance protection with a savings plan that gradually increases over a period of time, which the policyholder may borrow against.  Term life policies are products that provide insurance protection if the insured dies during the time period specified in the policy.  No cash value is built up.  Term life products provide the maximum benefit for the lowest initial premium outlay.

Insurance Policies Inforce – The following table sets forth universal, whole and term life insurance policies inforce, as well as certain statistical data for each of the five years ended December 31, 2008.

LIFE INSURANCE INFORCE

	2008	2007	2006	2005	2004
	(dollars in thousands)
Beginning of year:
Universal	$ 425,496	$ 429,538	$ 443,738	$ 459,744	$ 474,888
Whole <F1>	189,894	171,558	158,669	146,604	136,744
Term	612,507	650,584	703,665	748,069	731,879
Total	$ 1,227,897	$ 1,251,680	$ 1,306,072	$ 1,354,417	$1,343,511

Sales and additions:
Universal	1,700	8,833	2,642	1,492	7,007
Whole <F1>	53,247	71,170	62,575	61,138	43,665
Term	-	-	-	-	85,507
Total	54,947	80,003	65,217	62,630	136,179

Terminations:
Death	17,562	12,834	14,991	11,768	9,291
Surrenders and conversions	23,053	25,211	21,488	22,173	24,310
Lapses	54,543	56,757	75,276	70,906	86,079
Other	8,681	8,984	7,854	6,128	5,593
Total	103,839	103,786	119,609	110,975	125,273

End of year:
Universal	410,171	425,496	429,538	443,738	459,744
Whole<F1>	193,130	189,894	171,558	158,669	146,604
Term	575,705	612,507	650,584	703,665	748,069
Total	$ 1,179,006	$ 1,227,897	$ 1,251,680	$ 1,306,072	$ 1,354,417

Total reinsurance ceded	$ 656,997	$ 710,494	$ 755,516	$ 814,538	$ 868,321

Total insurance inforce at end of year net of reinsurance	$ 522,009	$ 517,403	$ 496,164	$ 491,534	$ 486,096

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

One key aspect of stop-loss coverage is that reimbursement is made to the plan, not to the individual participants. The participants’ medical expenses are paid by the plan.  As such, only expenses spelled out in the Plan Document are covered.

Marketing and Distribution

The Insurance Company is licensed to market insurance products in 49 states and the District of Columbia.  The Insurance Company distributes its annuity contracts and life insurance policies (products) through 851 independent General Agents (333 of which are located in New York State).  These General Agents, in turn, distribute the Insurance Company’s products through their 13,371 licensed insurance agents or brokers most of whom also distribute similar products marketed by other insurance companies.  Management believes the Insurance Company offers innovative products and quality service and that its product commission rates are competitive.  The New York State Department of Insurance (NYSID) regulates General Agent commission rates.

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

The Insurance Company’s top ten General Agents, as measured by combined 2008 annuity and life premiums, accounted for approximately 33% of the Insurance Company’s sales in 2008.  No single General Agent accounted for more than 8.2% and no single agent accounted for more than 4.2% of total sales.  Management believes no single distribution source loss will have a material adverse impact on the Insurance Company.  However, the simultaneous loss of several distribution sources would diminish our product distribution and reduce sales unless these sources are timely replaced.  To guard against this contingency, the Insurance Company continuously recruits new independent General Agents.

Underwriting Procedures

Since March 2004, the only life policy the Insurance Company has issued has been Graded Benefit Life, a guaranteed issue product that requires no underwriting.  The maximum face amount for this product is $50,000.  The Insurance Company continues to maintain its life inforce business and this may require additional underwriting (i.e. reinstatements, re-entries, and conversions).  In that regard, the Insurance Company has adopted and follows detailed, uniform underwriting procedures designed to assess and quantify insurance risks.  To the extent that a policyholder eligible for reinstatement, reentry or conversion does not meet the Insurance Company’s underwriting standards at the standard risk classifications, the Insurance Company may offer to issue a classified, sub-standard or impaired risk policy for a risk adjusted premium amount rather than declining the application.  The amount of the Insurance Company’s impaired risk insurance in force in proportion to the total amount of the Insurance Company’s individual life insurance in force was approximately 5.1% at December 31, 2008.

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

Use of reinsurance does not discharge an insurer from liability on the insurance ceded.  An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from the reinsurer.  At December 31, 2008, of the approximately $1,179 million of the Company’s individual life insurance in force, the Insurance Company had ceded to reinsurer’s approximately $657 million.  The principal reinsurance companies of individual life policies with whom the Insurance Company did business at December 31, 2008 were Transamerica International Re, Ltd. (not rated by A.M. Best) and Swiss Re Life and Health America, Inc. (A.M. Best rating of “A (Excellent)”).

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

Investments And Investment Policy

At December 31, 2008, the Corporation had an aggregate of investment assets and cash of $3.38 billion.  Of that amount, approximately 80.5%, or $2.7 billion, were invested in fixed maturity bonds and notes, consisting primarily of corporate bonds ($1.69 billion), U.S. Government, government agencies and authorities bonds ($356.1 million), public utility bonds ($394.3 million), commercial mortgage backed securities ($207.4 million), and preferred stocks ($72.4 million).  Approximately $290.7 million or 8.6% of invested assets were invested in limited partnerships, $346.1 million or 10.2% was invested in cash and short-term investments and the remainder was held as common stock, swaptions, policy loans and real estate.

Investment Grade Securities

As of December 31, 2008, approximately 86.3% or $2.92 billion of the Corporation’s investment portfolio consisted of investment grade securities (according to NAIC designations) and investment grade short-term commercial paper.  Of that amount, approximately $1.7 billion consisted of investment grade corporate bonds and preferred stock and $342.2 million consisted of short term securities and commercial paper rated A1/P1 or higher.with terms of 45 days or less.  The remaining $920.2 million, consisting of U.S. Government bonds and government agency securities, public utility bonds and commercial mortgage backed securities, are discussed below.  In addition, the Company has $342.4 million of securities designated as Rule 144A Investments which have not been registered under the Securities Act of 1933.  These securities are freely tradeable amongst institutions that are qualified investor buyers under Rule 144A.  Many of these securities may be exchanged for fully registered securities at the option of the issuer at a future date.

Below Investment Grade Securities

As of December 31, 2008, the Corporation held approximately $148.9 million in below investment grade securities, according to NAIC designations, representing approximately 4.4% of the Corporation’s investment portfolio.  This compares to $221.4 million, or 5.5% of the Corporation’s investment portfolio at December 31, 2007.  Of the 2008 amount, $111.3 million consisted of corporate bonds and preferred stock, $35.4 million of public utility bonds and $2.2 million of local governmental authority bonds.  Of these, approximately $103.3 million (69%) were rated at the highest below-grade investment level.  Approximately 99.6% of the Corporation’s holdings of below grade bonds were originally purchased at investment grade levels.  Included in the below-grade bond portfolios are non-performing assets totaling $0.6 million, or 0.02% of total invested assets.

Government Bonds and Agency Securities

As of December 31, 2008, the Corporation held approximately $356.1 million in U.S. Treasury or other government agency bonds consisting primarily of U.S. Treasury and GNMA, FNMA, FHLMC and FHLB obligations.

Public Utility Bonds

As of December 31, 2008, the Corporation held $394.3 million in public utility bonds, representing 11.7% of the investment portfolio.  Of that amount, 91% or $358.9 million consisted of investment grade securities.  Approximately 70% of the holdings represented bonds issued by the operating companies of electric and gas utilities, with the balance consisting of an assortment of electric utility holding company bonds, capital trust securities and U.S. dollar holdings in foreign electric and water utilities.  The portfolio is diversified, with 104 individual holdings of primarily investment-grade companies.  Given their large and continuing need for additional capital, public utilities are sensitive to a general rise in overall interest rates.  However, these risks are mitigated by overall economic growth, as utilities benefit by increased usage of electricity and gas and by an overall growth in their customer rate-base.

Callable Agency Securities

The Company from time to time purchases callable bonds and notes issued by one of the U.S. Government sponsored entities: FNMA, FHLMC, FHLB and the FFCB.  As of December 31, 2008, the Company had a market value total of approximately $52.7 million in positions as shown below.

	Book Value	Market Value

Federal Home Loan Bank (FHLB)	$ 2,995,320	$ 3,000,930
Freddie Mac (FHLMC)	15,618,942	14,779,410
Fannie Mae (FNMA)	34,744,178	34,961,933
Total Callable	$ 53,358,440	$ 52,742,273

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

Mortgage Backed Securities

As of December 31, 2008, approximately $207.4 million (6.1%) of the Company’s investment portfolio was invested in commercial mortgage-backed obligations (“CMBS”), purchased as mezzanine level debt, between 1995 and 2001.  This compares to $268.8 million, or 6.7% of the Company’s portfolio at December 31, 2007.  The Company’s CMBS portfolio experienced significant credit upgrades resulting from loan performance defeasance and prepayments which improved subordination levels.

The Company has not made any direct investments in residential mortgage backed securities (“RMBS”) since 2003.  The Company’s total RMBS exposure is less than $2.56 million or 0.08% of invested assets.  These securities are all investment grade rated.

Collateralized Debt Obligations

The Company has a small portfolio (approximately $6.7 million or 0.2% of invested assets at December 31, 2008) of collateralized debt obligations (“CDO”) that were purchased between 1997 and 1999.  These securities are collateralized with high yield bank loans and high yield bonds.  These positions have substantial unrealized gains.  The CDO portfolio was responsible for generating approximately $1.8 million of income in 2008.  The market value and level of distributed income of the CDO portfolio is expected to fluctuate with changes in interest rates and the changes in credit spreads associated with below investment-grade debt.

Limited Partnerships

The Insurance Company has been investing in limited partnerships for over twenty years.  During this time, the Insurance Company has had an opportunity to consider and evaluate a substantial number of limited partnerships and their managers.  The Insurance Company makes limited partnership investments based on a number of considerations, including the reputation, investment philosophy (particularly with respect to risk), performance history and investment strategy of the manager of the limited partnership.  Managers of the limited partnerships in which the Insurance Company is invested include, among others, Blackstone Investment Management, Starwood Capital, Goldman Sachs Capital Partners, Apollo Real Estate and Fortress Investment Group.

The book value of the Corporation’s investments in limited partnerships as of December 31, 2008, 2007 and 2006 was approximately $290.7 million, $309.7 million and $268.0 million respectively.  Net investment income derived from the Insurance Company’s interests in limited partnership investments aggregated approximately $49.1 million, $52.9 million and $47.0 million in fiscal 2008, 2007 and 2006 respectively.  These amounts represented 18.8%, 17.9% and 14.8% of the Company’s total net investment income in such years.

Pursuant to the terms of certain limited partnership agreements to which the Insurance Company is a party, the Insurance Company is committed to contribute, if called upon, an aggregate of approximately $117.9 million of additional capital to such limited partnerships.  Commitments of $13.7 million will expire in 2009, $4.7 million in 2010, $45.6 million in 2011 and $53.9 million in 2012.

As of December 31, 2008, approximately $290.7 million (8.6%) of the Company’s investment portfolio consisted of interests in over seventy limited partnerships, which are engaged in a variety of investment strategies, including debt restructurings, real estate, international opportunities and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Insurance Company to take quarterly distributions of partnership earnings, with the exception of hedge fund limited partnerships.

Approximately 24% of the Company’s investment portfolio in limited partnerships is involved in distressed asset investments. These limited partnerships take positions in debt and equity securities, loans originated by banks and other liabilities of financially troubled companies.  Investments in companies undergoing debt restructurings, which by their nature have a high degree of financial uncertainty, may be senior, unsecured or subordinated indebtedness and carry a high characteristic of merchant banking and debt restructuring transactions.  This makes such underlying investments particularly sensitive to interest rate increases, which could affect the ability of the borrower to generate sufficient cash flow to meet its fixed charges.

The limited partnerships that are involved in real estate activities, representing approximately 21% of the Company’s limited partnership portfolio, generally invest in real estate assets, real estate joint ventures and real estate operating companies.  These partnerships seek to achieve significant rates of return by targeting investments that provide a strategic or competitive advantage and are priced at levels that the general partner believes to be attractive.

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

Despite the Company’s ongoing successful returns on its limited partnership investments and their substantial contributions to the Company’s profits in recent years, the ratings agencies which evaluate the Company have an unfavorable view of such investments.  The Company believes that this has had a negative effect on the Company’s ratings (See Item 7-Management’s Discussion and Analysis-Ratings Agencies).  As such, although the limited partnership investments have contributed substantially to the Company’s profits, they have not enabled the Company to achieve the ratings upgrades that might be expected to accompany such profitable performance.  This factor is continually monitored by Company’s management in determining whether and to what extent the Company will continue to invest in limited partnerships at current, reduced or increased levels.  Such decisions will be subject to the approval of the Chief Investment Officer and the Investment Committee and the review and approval by the Board of Directors of the Insurance Company and the Corporation, as the case may be.

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

Other

As of December 31, 2008, the Company’s investment portfolio included approximately $72.4 million (2.1%) invested in preferred stock, and approximately $3.0 million (0.09%) invested in common stock.  The Company’s only direct real estate investments are two buildings in Nyack, New York, which are used as the current home office of the Insurance Company, and two acres of undeveloped land in Nyack, New York.

The following table sets forth the scheduled maturities for the Company’s investments in bonds and notes as of December 31, 2008.

Scheduled Maturities
Maturity <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(in thousands)
Due in one year or less <F3>	$ 118,183	4.46
Due after one year through five years	899,355	33.90
Due after five years through ten years	602,222	22.70
Due after 10 years	825,496	31.12
Total	2,445,256	92.18
Mortgage-backed bonds (various Maturities)	207,406	7.82
Total bonds and notes	$ 2,652,662	100.00%

   <F1> This table is based upon stated maturity dates and does not reflect the effect of prepayments, which would shorten the average life of these securities.  All securities are classified as available for sale; accordingly total carrying value equals estimated fair value.

      <F2> Quoted market prices for most publicly traded securities are available.  Where quoted prices are unavailable, prices are obtained from securities dealers and valuation methodologies.

      <F3> Excludes Commercial paper of ninety days or less.

The NAIC assigns securities quality ratings and uniform prices called “NAIC Designation”, which are used by insurers when preparing their statutory annual statements.  The NAIC annually assigns designations at December 31 to publicly traded as well as privately placed securities.  These designations range from class 1 to class 6, with a designation in class 1 being of the highest quality.  Of the bonds and notes in the Company’s investment portfolio, approximately 94.6% were in one of the highest two NAIC Designations at December 31, 2008.

The following table sets forth the carrying value and estimated fair value of the securities in the table above according to NAIC Designations at December 31, 2008.

NAIC Designations (generally comparable to Moody’s ratings <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(in thousands)
1 (Aaa, Aa, A)	$ 1,587,391	59.84
2 (Baa)	923,010	34.80
Total investment grade	2,510,401	94.64
3 (Ba)	99,513	3.75
4 (B)	13,852.52
5 (Caa, Ca)	18,991.72
6 (C)	9,905.37
Total non-investment grade <F3>	142,261	5.36
Total	$ 2,652,662	100.00%

<F1> Comparison between NAIC Designations and Moody’s rating is as published by the NAIC.  NAIC class 1 is considered equivalent to an A or higher rating by Moody’s; class 2, Baa; class 3, Ba; class 4, B; class 5, Caa and Ca; and class 6, C.  All securities are classified as available for sale; accordingly total carrying value equals estimated fair value.

<F2> Quoted market prices for most publicly traded securities are available.  Where quoted prices are unavailable, prices are obtained from securities dealers and valuation methodologies.

<F3> Approximately 99.6% of the non-investment grade bonds represent bonds that experienced credit migration from investment grade status.

The following table sets forth the composition of the Company’s bond and notes portfolio by rating as of December 31, 2008.

Rating <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(in thousands)
Aaa	$ 464,547	17.51
Aa	173,035	6.52
A	941,307	35.49
Baa	937,973	35.36
Total investment grade <F3>	2,516,862	94.88
Ba	92,868	3.50
B	10,930.41
Caa, Ca	22,097.83
C or lower	9,905.38
Total non-investment grade	135,800	5.12
Total	$ 2,652,662	100.00%

<F1> Ratings are those assigned primarily by Moody’s when available, with remaining ratings assigned by Standard & Poor’s and converted to a generally comparable Moody’s rating.  Bonds not rated by any such organization (e.g., private placement securities) are included based on the rating prescribed by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”).  NAIC class 1 is considered equivalent to an A or higher rating; class 2, Baa; class 3, Ba; and classes 4-6, B and below.  All securities are classified as available for sale; accordingly total carrying value equals estimated fair value

<F2> Quoted market prices for most publicly traded securities are available.  Where quoted prices are unavailable, prices are obtained from securities dealers and valuation methodologies.

<F3> Approximately 14.1% consists of U.S government and agency bonds.

New York State Insurance Department Regulation 130

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department (“NYSID”).  Under this Regulation, the Insurance Company’s ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting.  As of December 31, 2008, approximately 4.6% of the Insurance Company’s total admitted assets were invested in below investment grade debt securities.  Included in the below investment grade debt securities were 17 bond holdings in the Insurance Company’s investment portfolio that were in or near default, with an estimated fair value totaling $9.5 million (0.03%) at December 31, 2008.  For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”  Also see “Note 2 to the Notes to Consolidated Financial Statements” for certain other information concerning the Company’s investment portfolio.

Investment Portfolio Summary

The following table summarizes the Company's investment portfolio at December 31, 2008.  This table consists primarily of fixed maturity investments available for sale, which are carried at fair value.

Investment Portfolio

Total Carrying Value<F1>
(dollars in thousands)
Fixed Maturities
Bonds and Notes:
U.S. Government, government agencies
and authorities	$ 356,070
Investment grade corporate	1,590,196
Public utilities	394,331
Below investment grade corporate	104,660
Mortgage backed	207,406
Preferred stocks	72,428

Total Fixed Maturities	2,725,091

Equity Securities
Common stock	2,979

Other Investments:
Policy loans	18,945
Real Estate	415
Other long-term investments<F2>	290,692
Derivatives	507
Cash and short-term investments	346,058

Total cash and investments	$ 3,384,687

_______________________________________________________________________________

<F1>

All fixed maturity and equity securities are classified as available for sale; accordingly total carrying value equals estimated fair value.  Quoted market prices for most publicly traded securities are available.  Where quoted prices are unavailable, prices are obtained from securities dealers and valuation methodologies.  For other long-term investments, estimated market value either approximates estimated carrying value or was not readily ascertainable.  See “Note 1(c) to the Notes to the Consolidated Financial Statements for an explanation of the methodology used to value "Other Investments."”

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

The Insurance Company is subject to regulation and supervision by the insurance regulatory agencies of the states in which it is authorized to transact business.  State insurance laws establish supervisory agencies with broad administrative and supervisory powers.  Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.  One of the requirements is that the Insurance Company performs annual cash flow testing of its assets and liabilities.  Based on the testing performed, the Insurance Company held an asset/liability reserve of $68 million at year-end 2008, $60 million at year-end 2007 and $51 million at year-end 2006, for statutory accounting purposes only, to address the risk of a substantial increase in surrenders in a rising interest rate environment.

The Insurance Company is required to file detailed periodic reports and financial statements with the state insurance regulators in each of the states in which it does business.  In addition, insurance regulators periodically examine the Insurance Company’s financial condition, adherence to statutory accounting practices and compliance with the insurance department rules and regulations.  As part of their routine regulatory oversight process, the New York State Insurance Department (NYSID) generally conducts detailed examinations of the books, records and accounts of the Insurance Company every three years.  The most recent examination covered a three-year period ending December 31, 2006.  The final report was issued on March 14, 2008.  The examiner’s review did not reveal any differences which materially affected the Company’s financial condition or deviated from the New York Insurance Law, Department regulations and circular letters or the operating rules of the Company.  The NYSID will continue to review the pricing methodologies and assumptions of the Company’s products, in light of New York State’s Self-Support regulations, which state that life insurance companies domiciled or conducting business in New York State are prohibited to sell insurance products that are priced with expected loss based on reasonable actuarial assumptions.

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

In 2008, the Insurance Company paid $35.7 million in stockholder dividends to the Corporation.  However, there can be no assurance that this will continue to be the case in subsequent years.  Accordingly, Management of the Company cannot provide assurance that the Insurance Company will have adequate statutory earnings to support payment of dividends to the Company in an amount sufficient to fund the Company’s cash requirements, including the payment of dividends, or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.  In 2009, the Insurance Company will be permitted to pay a stockholder dividend of $32.6 million to the Corporation without prior regulatory clearance.

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

NAIC-IRIS Ratios

The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies 12 industry ratios and specifies “normal ranges” for each ratio.  The IRIS ratios were designed to advise state insurance regulators of significant changes in an insurance company’s product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations.  These changes need not result from any problems with an insurance company, but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC.  When an insurance company has four or more ratios falling outside “normal ranges,” state regulators may, but are not obligated to, inquire of the company regarding the nature of the company’s business to determine the reasons for the ratios being outside the “normal range.”  No regulatory significance results from being out of the normal range on fewer than four of the ratios.  For the year ended December 31, 2008, the “Change in Reserve Ratio – Life” of the Insurance Company, fell outside the normal range.  This was primarily attributable to the elimination on December 31, 2008 of the additional reserve that had been established on December 31, 2007 on the guaranteed issued business as well as higher reserves released by death and surrenders in 2008 on the single premium whole life business.

Risk-Based Capital

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2008, the Insurance Company’s Company Action Level was $80.7 million and the Mandatory Control Level was $28.3 million. The Insurance Company’s adjusted capital at December 31, 2008 and 2007 was $370.9 million and $418.3 million, respectively, which exceeds all four action levels.

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

The amount of these assessments against the Insurance Company in 2008 and prior years have not been material.  However, the amount and timing of any future assessment against the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Corporation and the Insurance Company.  As such, no reasonable estimate of such assessments can be made.

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

Enterprise Risk Management

The Company has adopted an Enterprise Risk Management (“ERM”) policy as a methodology for managing risks. Management is exploring the use of robust capital modeling as an alternative to an Economic Capital framework, to support decision making. In addition, management has developed a roadmap in order to improve its identification of key risks to strategic objectives, clarify governance structure, and identify potential gaps that may emerge in current risk management. By creating a more structured framework, optimizing investment decision-making and identifying major risks, management believes ERM will play an important role in the Company’s efforts to create and preserve shareholder value. The Company continues to engage Tillinghast as consultants to support our efforts in this endeavor.

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

ITEM 1A.

RISK FACTORS

The following are certain risk factors that could affect the Corporation’s business, financial results and results of operations.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K.  Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining our actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

▪

Credit market conditions, may adversely affect the business and the results of operations and we do not expect these conditions to improve in the near future.:

Since mid 2007, the capital and credit markets have been experiencing extreme volatility and disruption.  Beginning in the second half of 2008, the volatility and disruption have reached unprecedented levels and the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.  We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense obligations. In the event our current internal sources of liquidity do not satisfy our needs, we may have to sell our longer term fixed maturities into an environment that could produce significant losses.

Factors such as consumer spending, business investments, government spending, the volatility and strength of the capital markets, investor and consumer confidence and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business in an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings and lower consumer spending, the demand for our insurance products could be adversely affected.  In addition, we may experience an elevated incidence of claims, lapses or surrenders of our policies.  Adverse changes in the economy could affect net income negatively and could have an adverse effect on our business and results of operations.

▪

Investment in limited partnerships:

As of December 31, 2008, approximately $290.7 million (8.6%) of the Company’s investment portfolio consisted of interests in over seventy limited partnerships managed by various general partners, which are engaged in a variety of investment strategies, including real estate, international opportunities, debt restructurings, oil and gas and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Insurance Company to take quarterly distributions of partnership earnings.

The matters set forth above could have a material adverse impact on these partnerships.

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

Management believes that the Insurance Company’s ability to compete is dependent upon, among other things, its ability to retain and attract independent General Agents to market its products and its ability to successfully develop competitive, profitable products.  Management believes that the Insurance Company has good relationships with its agents, has an adequate variety of products approved for issuance and generally is competitive within the industry in all applicable areas.

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

▪

Reliance on General Agents:

The independent General Agent system is the Insurance Company’s primary product distribution system.  The Insurance Company utilizes many General Agents to distribute its products and therefore, is not dependent on any one General Agent or agent for a substantial amount of its business.  On the other hand, independent General Agents and agents are not captive to the Company.  Management believes that interest crediting rates, General Agent product commission levels, annuity and life product features, company support services and perceived company financial stability help determine our competitive nature at any given point in time and influence General Agents and their agents to distribute our products.  The Insurance Company’s top ten General Agents, as measured by combined 2008 annuity and life premiums, accounted for approximately 33% of the Insurance Company’s sales in 2008.  No single General Agent accounted for more than 8.2% and no single agent accounted for more than 4.2% of total sales.  Management believes no single distribution source loss will have a material adverse impact on the Insurance Company.  However, the simultaneous loss of several distribution sources would diminish our product distribution and reduce sales and could have an adverse material impact on the Insurance Company unless these sources are timely replaced.  To guard against this contingency, the Insurance Company continuously recruits new independent General Agents.

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

▪

Our business may be adversely affected if the decline in annuity contracts in-force were to continue for an extended period of time

The declining trend in annuity inforce primarily reflects unusually large volumes of business written in 2000 thru 2002.  These contracts started to come off surrender charge at the end of 2005, through the end of 2008, at a relatively large expected surrender rate.  This large volume of surrenders outpaced new sales causing a general decline in total annuity inforce.  The Company believes that the heavy surrender activity is now largely behind us and, along with expected new sales, there should be a turn around in the inforce this year.

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

ITEM 3.

LEGAL PROCEEDINGS

From time to time, the Corporation is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 11, 2009, the Corporation is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Corporation’s financial condition or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Corporation to its shareholders for vote during the fiscal year ended December 31, 2008.

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

	High	Low	Cash Dividends Declared per Share
Fiscal 2007
First Quarter	$ 22.14	$ 19.02	$ .1250
Second Quarter	20.79	18.04	.1250
Third Quarter	20.14	15.27	.1250
Fourth Quarter	19.09	15.95	.1250

Fiscal 2008
First Quarter	$ 18.41	$ 16.11	$ .1250
Second Quarter	18.16	15.42	.1250
Third Quarter	19.36	14.77	.1250
Fourth Quarter	16.12	5.88	.0625

Fiscal 2009
First Quarter
(through March 11, 2009)	$ 10.75	$ 5.84	$ .0625

The Corporation has paid regular cash dividends since 1980.  On November 12, 2008, the Presidential Life Corporation Board of Directors approved a 50% decrease in the quarterly dividend (6.25 cents vs. 12.5 cents per share) payable January 2, 2009 to holders of record on December 15, 2008.  During the first quarter of 2009, the Corporation declared a quarterly cash dividend of $.0625 per share, payable April 1, 2009.  The Corporation expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and the financial condition of the Insurance Company.  Any determination to pay dividends is at the discretion of the Corporation’s Board of Directors and is subject to regulatory and contractual restrictions as described in “Part I – Business – Insurance Regulation” and Part II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  On March 11, 2009, there were approximately 540 holders of record of the Corporation’s common stock.

Comparative Performance by the Company

The SEC requires the Company to present a graph comparing the cumulative total shareholder return on its Common Stock with the cumulative total shareholder return of:  (i) a broad equity market index; and (ii) a published industry index or peer group.  The following graph compares the Common Stock with:  (i) the S&P 600 SmallCap Index; and (ii) the S&P Life and Health Insurance Index and assumes an investment of $100 on December 31, 2003 in each of the Common Stock, the stocks comprising the S&P 600 SmallCap Index and the stocks comprising the S&P Life and Health Insurance Index, assuming the reinvestment of dividends.

Total Return To Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE
		Years Ending

Company / Index		Dec04	Dec05	Dec06	Dec07	Dec08
Presidential Life Corporation		31.99	14.85	17.26	-18.04	-41.83
S&P 600 SmallCap Index		22.65	7.68	15.12	-0.30	-31.07
S&P 500 Life & Health Insurance Index		22.15	22.51	16.51	11.00	-48.32

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec03	Dec04	Dec05	Dec06	Dec07	Dec08
Presidential Life Corporation	100	131.99	151.59	177.75	145.69	84.74
S&P 600 SmallCap Index	100	122.65	132.07	152.04	151.59	104.48
S&P 500 Life & Health Insurance Index	100	122.15	149.65	174.36	193.54	100.02

ITEM 6.  SELECTED FINANCIAL DATA

Selected consolidated financial data for the Corporation are presented below for each of the five years in the period ended December 31, 2008.  This data should be read in conjunction with the Corporation’s Consolidated Financial Statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Statement Data:
Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Total Revenue	$265,844	$364,125	$358,826	$458,581	$396,259
Benefits	208,740	217,668	242,218	255,743	254,022
Interest Expense on Notes Payable	7,353	9,138	10,432	9,636	9,805
Expenses, excluding interest	32,867	40,659	36,013	44,990	32,411
Total Benefits and Expenses	248,960	267,465	288,663	310,369	296,238
(Benefit) Provision for Income Taxes	(1,700)	32,978	20,450	56,623	34,056
Net Income	$18,584	$63,682	$49,713	$91,589	$65,965
Income per Share, diluted	$0.63	$2.15	$1.67	$3.11	$2.25
Dividends per Share	$.4375	$.50	$.40	$.40	$.40
Balance Sheet Data:
At December 31,
	2008	2007	2006	2005	2004
(in thousands)
Assets	$3,602,498	$4,155,516	$4,619,372	$4,895,559	$4,817,356
Total Capitalization
Notes Payable	66,500	90,195	150,000	150,000	150,000
Shareholders’ Equity	440,054	661,955	639,587	626,496	595,734
Total	$506,554	$752,150	$789,587	$776,496	$745,734
Book Value Per Share	$14.88	$22.40	$21.70	$21.29	$20.29
Net Investment Return on Assets	7.27%	7.14%	7.06%	7.45%	7.78%

In 2005 and 2006, the Company undertook 2 programs designed to rebalance a portion of its fixed income portfolio (See, Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources, “Asset/Liability Management.”) This portfolio rebalancing resulted in a decreased yield on assets, as long-term, higher yielding assets were sold with the proceeds being reinvested in shorter term assets with lower yields. The sale of the long-term assets resulted in approximately $75 million of capital gains in 2005. In 2006 and 2007, the purchases of new fixed income assets from portfolio rebalancing resulted in decreased income from investments. Also, during 2008, 2007 and 2006, the Company experienced a decline in overall assets due to a substantial increase in annuity surrenders ($283.1 million in 2008, $535.2 million in 2007 and $480.1 million in 2006), resulting in an overall decline in Total Assets.  In 2008, the decline was further impacted by the reduction in market value of its invested assets due to the distressed economic environment that prevailed in the 2nd half of the year.  Net income in 2008 was impacted by the Company’s realization of other than temporary impairments in its portfolio. (See Note 2, Investments for further discussion on other than temporary impairments) as well as significantly reduced income attributable to its cash equivalent investments.

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

Unless specifically stated otherwise, all references to 2008, 2007 and 2006 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

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

Executive Overview

Results

The Corporation’s earnings per share were $0.63 for 2008, as compared to $2.16 in 2007 and $1.69 in 2006.  Results in 2008 reflect a decrease in investment income and net realized investment losses in 2008 as compared to a net realized investment gain in 2007.  Our total revenues in 2008 were $266 million, compared to $364 million in 2007 and $359 million in 2006.  The Corporation’s decreases in earnings and revenues in 2008 resulted primarily from decreases in net investment income and realized capital losses.  The difficult current economy, lower yields from the portfolio rebalancing (See, Item 7, Management’s Discussion and Analysis, Liquidity and Capital Resources, “Asset/Liability Management.”), a loss on the payor swaptions (reflected in the realized capital gains), and decreased investment income from the Corporation’s short-term investments and fixed maturities all contributed to lower revenues in 2008.

Certain Factors That May Affect Our Business

There are numerous factors, some of which are outside our control, which could have a material impact on our business.  These factors include market conditions, legal and regulatory changes and operational risk.  A summary of these factors is set below:

1.

 Market Conditions:  The Corporation, like all companies, is affected by the general state of financial markets and economic conditions in the U.S. and elsewhere.  The pressures related to the current recessionary environment coupled with the distortion of the capital markets have resulted in one of the most difficult business environments in years and the ability to obtain desired returns on the investment portfolio without exposing the Corporation to excess risk has never been more challenging.  This, in turn, has had an impact on our willingness to expand sales of our single premium annuity products.

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

4.

Interest Rate Risk:  The Insurance Company’s principal products are deferred annuities, which are interest rate sensitive instruments.  In an interest rate environment of falling or stable rates the Insurance Company’s annuity holders are less likely to seek to surrender their annuities prior to maturity to seek alternative, higher-yielding investments.  However, in an environment of moderately or significantly increasing rates, such surrenders should be expected to increase.  As of December 31, 2008, the existence of surrender fees on approximately 43.6% of the Insurance Company’s outstanding deferred annuities acts as a deterrent against surrenders.   However, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Moreover, the surrender fees are only in effect, primarily for up to the first 7 years of each annuity policy and, therefore, disappear over time (see table below).  In the event of a substantial increase in surrenders during a short period of time, the Insurance Company may have to sell off longer-term assets to pay current surrender liabilities.  The Insurance Company continually develops strategies to address the match between the timing of its assets and liabilities.  To that end, in 2006, 2007 and 2008, a significant number of policies came off surrender charge and a significant portion of this business did surrender.  This can be seen in the surrender ratio in the table on page 3.  The company anticipated this and maintained a significant level of cash equivalents to fund surrenders avoiding the need to sell long-term assets at a loss. The Company believes that the heavy surrender activity is now largely behind us. Additionally, management has increased the incentive for agents to retain this business with the Company by paying full first year compensation on internal rollovers.  Beginning in 2008, and continuing into future years, a significantly smaller amount of business will be coming off surrender charge – as shown in the table below and consequently we expect a continuation of the markedly lower surrender ratio seen in prior years.

Account Value with Surrender Charges Expiring

Year Expiring	Account Value (in millions)	Percent of Account Value Expiring
2009	$ 141.4	15.8%
2010	86.4	9.6
2011	133.6	14.9
2012	230.9	25.7
2013	165.6	18.5
2014 and later	138.7	15.5

Total	$ 896.6	100.0%

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

	2008	2007	2006	2005	2004
Ratio of annualized voluntary terminations (surrenders and lapses) to mean life insurance in force	6.5%	6.6%	7.6%	7.0%	8.2%

The assumed rate of return on invested cash and desired spreads during the period that insurance policies or annuity contracts are in force also affects pricing of products and currently includes an assumption by the Insurance Company of a specified rate of return and/or spread on its investments for each year that such insurance or annuity product is in force.

Investment Results

The following table summarizes the Insurance Company's investment results for the periods indicated, as determined in accordance with GAAP.

Year Ended December 31,
	2008	2007	2006	2005	2004
(in thousands)
Cash and total invested Assets <F1>	$ 3,689,747	$ 4,228,704	$ 4,589,132	$ 4,678,264	$ 4,640,865
Net investment income <F2>	$ 261,735	$ 294,860	$ 316,415	$ 339,711	$ 339,442
Effective yield <F3>	7.27%	7.14%	7.06%	7.45%	7.78%
Net realized investment (Losses) Gains <F4>	$ (47,893)	$ 24,833	$ (3,607)	$ 75,010	$ 15,278

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

The Insurance Company experienced a decline in net investment income of $33.2 million from $294.860 million in 2007 to $261.735 million in 2008. Net invested assets declined from $4.3 billion in 2007 to $3.7 billion in 2008.  This was primarily caused by a decline in the market value of invested assets caused by the significant widening in corporate spreads resulting from the economic and capital market tumult.  The decline was also attributable to annuity surrenders exceeding premium income for the third straight year. In anticipation of these surrenders, the Insurance Company has maintained cash investments in the vicinity of $300 million for each of the past 3 years.  During 2008, the Federal Reserve’s actions in lowering the Fed Funds rate from 4 ¼% at December 31, 2007 to .25% at December 31, 2008 resulted in a $17.2 million decline in investment income from the short-term investment portfolio.  Income from fixed, long-term maturities declined by $12.4 million, due to the lower interest rates earned on the proceeds of called securities in 2008.  Despite these factors, the portfolio yield rose from 7.14% in 2007 to 7.27% in 2008 due to the excellent returns from the partnership portfolios.  Net realized investment gains for 2008 went from a gain of $24.8 million in 2007 to a loss of $47.9 million in 2008.  Presidential Life experienced losses of $18.3 million from the sale of Lehman Brothers Holdings bonds and preferred stock that was sold subsequent to the bankruptcy and $ 4.2 million from the exchange of GMAC, LLC bonds. The Company also took write-downs of $5.7 million on its stock holding in ISTAR Financial and $3.5 million on its bond investment in Clear Channel Communications.

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

As of December 31, 2008, 10.1% of the Company’s invested assets (approximately $342.2 million) consisted of short-term commercial paper with maturities of less than 45 days. This commercial paper consisted of direct obligations of various corporations rated a minimum of A1 by Standard and Poor’s and P1 by Moody’s.  As part of its Asset-Liability management strategy, the Insurance Company has kept elevated levels of cash investments since 2005, anticipating the potential surrender of annuity policies with expiring surrender charges. This cash has been available to meet actual surrenders and any other cash needs. By having the liquidity afforded by these cash investments during 2008, the Company was been able to satisfy all of its cash needs without any portfolio sales from the fixed income portfolio.

As of December 31, 2008, approximately 8.7% of the Insurance Company's total invested assets were invested in limited partnerships and equity securities.  Investments in limited partnerships are included in the Corporation's consolidated balance sheet under the heading “Other long-term investments.”  See “Note 2 to the Notes to Consolidated Financial Statements.”  The Insurance Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $117.9 million of additional capital to certain of these limited partnerships.  Commitments of $13.7 million will expire in 2009, $4.7 million in 2010, $45.6 in 2011, and $53.9 in 2012.  The Insurance Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Insurance Company to take quarterly distributions of partnership earnings.  There can be no assurance that the Insurance Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically.  Further, there can be no assurance that the Insurance Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Insurance Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Corporation's financial condition and results of operations.

The Company believes that the current recessionary environment coupled with limited credit availability will challenge the partnerships’ ability to monetize investments and generate capital gains until conditions improve.

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

Unrealized Losses

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 14,869	$ 1,301	$ 12,911	$ 2,540	$ 27,780	$ 3,841
Corporate Bonds	1,150,137	163,040	577,184	148,118	1,727,321	311,158
Preferred Stocks	20,661	7,118	47,648	33,596	68,309	40,714
Subtotal Fixed Maturities	1,185,667	171,459	637,743	184,254	1,823,410	355,713
Common Stock	249	144	-	-	249	144

Total	$ 1,185,916	$ 171,603	$ 637,743	$ 184,254	$ 1,823,659	$ 355,857

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2008.

	Gross Unrealized Losses	% Of Total
	(in thousands)
Less than twelve months	$171,459	48.20
Twelve months or more	184,254	51.80

Total	$355,713	100.00

As of December 31, 2008, the Company had 574 securities in a net unrealized loss position. Of this total, 535 are bonds holdings, 38 represent preferred stocks and 1 is an equity position.

Total unrealized losses increased from $73 million at December 31, 2007 to $355.9 million at December 31, 2008.  This increase in the unrealized losses resulted from the significant increase in corporate bond spreads caused by the unprecedented financial crisis and the economic recession that accelerated after the Lehman Brothers bankruptcy in September 2008.  According to the Merrill Lynch corporate spread indices, 10-year, BBB-rated industrial spreads widened by 457 basis points, BBB-rated financial spreads widened by 877 basis points and BBB-rated utility spreads widened by 329 basis points in 2008.  Spreads widened across the maturity spectrum and severely impacted financial bonds, particularly A-rated and BBB-rated bank and insurance company bonds.  Presidential carefully examines each issue where the market value has fallen below 70% of book value to determine if the bonds are not-other-than-temporarily impaired. Consistent with the Company’s OTTI (Other than Temporarily Impaired) Policy as discussed above, the Company will recognize a write-down of book value to current market value, if warranted.

One of the Insurance Company’s Limited Partnership investments has assets of approximately $9 million located at the prime brokerage unit of Lehman Brothers International (Europe) (“LBIE”), located in the United Kingdom.  Since September 2008 when Lehman Brothers filed for bankruptcy, the assets were frozen and the claims to such assets are subject to the resolution of the bankruptcy proceedings.  Due to the complexities surrounding the LBIE proceeding, we are unable, at this time, to determine the level, if any, of impairments the Limited Partnership may incur.

U.S. Treasury Obligations and Direct Obligations of U.S. Agencies:  The 2008 net unrealized loss was $3,841,000 on a fair value of $27,780,000.  Approximately $1.7 million of this loss represented a bond position in the Westchester County NY Industrial Development Agency (IDA), Series 2003.  This position is secured by a pledge of the rental payments from a 9-story parking garage to the Westchester County IDA.  There is also additional security provided by a leasehold mortgage on this property and a one-year debt service reserve fund. This bond had also been wrapped by bond insurance provided by ACA, a bond insurer that went bankrupt at the end of 2007. The bonds are current on principal and interest payments from the cash flow provided by the garage and are rated “2 “(investment-grade) by the SVO Office of the NAIC.

Corporate Bonds:  The predominant investment category for the Company’s investments is the “Corporate Bond” Category (including Public Utilities), which totaled $2.089 billion at December 31, 2008.  The unrealized losses increased from $55 million at December 31, 2007 to $311.2 million at December 31, 2008.  The 5 largest loss positions consisted of the following holdings: Prudential Insurance Co. 8.30% due July 1, 2025 ($8.1 million); Motorola, Inc. 7 ½% due May 15, 2025 ($6.1 million), American General Institutional Capital 7.57% due December 1, 2045 ($6.0 million), Nationwide Financial 6.60% due April 15, 2034 ($5.9 million) and Limited Brands 5 ¼% due November 1, 2014 ($5.9 million).  The Prudential and Nationwide Insurance bonds are A-rated, long term bonds in major insurance companies that have been affected by the financial crisis that climaxed in the months after the Lehman bankruptcy.  Spreads on 30 year, A-rated financial bonds widened by 278 basis points and BBB-rated financial bonds widened by 661 basis points in 2008, according to the Merrill Lynch spread indices. The Motorola bonds reflect a decline in the market for telecommunications equipment caused by the economic downturn.  The American General bond is a subsidiary of AIG (American International Group), a major recipient of financial aid from the U.S. Treasury following the Lehman Brothers bankruptcy. The Limited Brands bonds reflect the decline in the retail sector caused by the economic recession combined with a ratings downgrade by the 3 rating agencies to Ba1/BB+/BB+, the highest non investment-grade corporate rating.

Preferred Stocks:  The preferred stock category, which totaled $72.4 million, at December 31, 2008, consists of bank, financial company, telecommunications, REIT and electric utility preferreds.  This represents a decrease in value from $112.0 million at December 31, 2007.  Unrealized losses totaled $40.7 million at December 31, 2008, reflecting an increase from a $16.2 million loss at December 31, 2007.  The 5 largest loss positions, each having an NAIC 2 (investment-grade) rating, consist of the following positions: Royal Bank of Scotland ($6.8 million); Centaur Funding Corp. ($5.4 million); National Westminster Bank ($5.1 million); Duke Realty Corp. ($2.1 million), and Telephone and Data Systems ($1.6 million).  The Royal Bank of Scotland and National Westminster Bank preferreds are both obligations of the Royal Bank of Scotland Group, which has been affected by the banking crisis in the United Kingdom.  Centaur Funding (backed by Airtouch Class D and E Preferred Stock) and Telephone and Data Systems are telecommunications preferreds that have been affected by the decline in the common stock of the 2 parent companies (Airtouch and Telephone and Data Systems).  The Duke Realty Corp. preferred has been affected by the credit crunch and fears anticipating a severe downturn in the commercial real estate markets in the U.S., particularly in the Midwest (Cincinnati and Indianapolis) and Southeast (Atlanta and Central Florida).

Common Stock: The Common Stock portfolio totaled 6 positions with a value of $2.6 million at December 31, 2008.  One of the positions, JAC Holdings, represented a distribution of a stock holding from one of the limited partnership investments owned by Presidential Life.  The unrealized loss in this position is approximately $144,000.

Statutory Information

The Insurance Company prepares its statutory financial statements in accordance with accounting practices prescribed by the New York State Insurance Department.  Prescribed SAP include state laws, regulations and general administrative rules, as well as a variety of publications from the NAIC.  Accounting principles used to prepare statutory financial statements differ from financial statements prepared on the basis of GAAP.  (See Item 1, Business, Insurance Regulation, Statutory Reporting Practices)

A reconciliation of the Insurance Company’s net income (loss) as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2008, 2007 and 2006, is set forth in the following table:

(in thousands)	2008	2007	2006
Statutory net income	$16,932	$59,141	$74,976

Reconciling items:
Deferred policy acquisition costs	(6,085)	(12,345)	(9,020)
Investment income difference	5,905	7,714	(9,033)
GAAP Deferred taxes	12,384	2,698	(197)
Policy liabilities and accruals	10,036	7,053	15,449
IMR amortization	(3,482)	(3,056)	(2,938)
IMR capital gains	1,075	9,676	494
Payor Swaptions	(6,499)	(8,314)	(15,307)
Federal income taxes	-	(693)	(3,831)
Other	(488)	550	287
Non-insurance company’s net income	(11,194)	1,258	(1,167)

GAAP net income	$18,584	$63,682	$49,713

A reconciliation of the Insurance Company’s shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31 is set forth in the following table:

(in thousands)	2008	2007
Statutory shareholders’ equity	$329,039	$360,373

Reconciling items:
Asset valuation and interest maintenance reserves	112,985	131,494
Investment valuation differences	(281,500)	65,364
Deferred policy acquisition costs	122,338	77,721
Policy liabilities and accruals	144,847	135,151
Difference between statutory and GAAP deferred taxes	20,134	(95,510)
Other	(3,880)	(2,754)
Non-insurance company’s shareholders’ equity	(3,909)	(9,884)

GAAP shareholders’ equity	$440,054	$661,955

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

Results of Operations

Comparison of Fiscal Year 2008 to Fiscal Year 2007 and Fiscal Year 2007 to Fiscal Year 2006.

Operating Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $46.8 million in 2008 from approximately $40.4 million in 2007, an increase of approximately 13.7% and decreased from approximately $41.4 million in 2006 to $40.4 million in 2007, a decrease of approximately 2.4%.  Life insurance premiums were $16.2 million, $15.6 million and $13.8 million in 2008, 2007 and 2006 respectively.  Annuity considerations increased to approximately $30.7 million in 2008 from approximately $24.8 million in 2007, an increase of approximately $5.9 million, and decreased from approximately $27.6 million in 2006 to $24.8 million in 2007, a decrease of approximately $2.8 million.  These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $143.2 million, $136.5 million and $163.6 million in 2008, 2007 and 2006, respectively.  In 2008, sales of immediate annuities increased by approximately $5.3 million due to a more focused marketing campaign during the year.  We also received upgrades from Standard and Poors and Moody’s, each with positive outlooks, during the year.  These ratings play a significant part in annuity sales.  In 2007, several factors attributed to the decrease of annuity premium considerations.  The continued repressive interest environment beginning in 2002 has been persistent causing annuity carriers to credit relatively lower and unattractive rates of interest.

Policy Fee Income

Universal life and investment type policy fee income remained relatively stable at approximately $2.7 million and $2.6 in fiscal years 2008 and 2007, and decreased from approximately $2.9 million in fiscal year 2006.  Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

Net Investment Income

Net investment income totaled $261.7 million in 2008, as compared to $294.9 million in 2007 and $316.4 million in 2006.  This represents an 11.2% decrease comparing 2008 to 2007 and a 6.8% decrease comparing 2007 to 2006.  Invested assets, at amortized cost, for 2008, 2007 and 2006 totaled $3.4 billion, $4.0 billion and $4.2 billion, respectively.  This decrease in invested assets was primarily caused by unrealized losses in the underlying investments as well as an increase in policy surrenders in the Insurance Company’s annuity business which exceeded the level of new annuity sales for the respective periods. Reduced income resulted from a decrease in invested assets, as well as, the income reduction attributable to portfolio rebalancing activities in 2006 and 2005, which involved the sale of higher yielding long-term assets and the reinvestment into lower yielding short-term investments.  The Insurance Company's ratios of net investment income to average cash and invested assets, at amortized cost, for the years ended December 31, 2008, 2007 and 2006 were approximately 7.14%, 7.44% and 7.43%, respectively.  Income from limited partnership investments amounted to approximately $49.1 million, $52.9 million and $47.0 million in 2008, 2007 and 2006, respectively.  The changes in the amounts are largely reflective of the inherent volatility of income in the Company’s limited partnership portfolio.  (See Item 7, Management’s Discussion and Analysis, Asset/Liability Management).  Without taking into account the Corporation’s returns on its limited partnership investments in those years, the respective ratios would have been 6.17%, 6.43% and 6.64% for the years ended December 31, 2008, 2007 and 2006.   For additional information, please refer to “Note 2 of the Notes to Consolidated Financial Statements.”

Net Realized Investment Gains and Losses

Net realized investment (losses)/gains (pre-tax) amounted to $(47.9 million) in fiscal 2008, as compared to $24.8 million in fiscal 2007 and $(3.6 million) in fiscal 2006.  The decrease in 2008 was primarily attributable to losses on fixed maturities.  Losses on common stocks and recorded losses on the Insurance Company’s investment in unhedged Payor Swaptions also contributed to the decrease.  Due to accounting rules governing derivative instruments, fluctuations in market value are realized in the income statement, even if the investments continued to be held by the Company.  The values of the payor swaptions were $0.5 million, $7.0 million and $9.8 million for the years ended 2008, 2007 and 2006, respectively.  Net realized investment (losses)/gains for years ended December 31, 2008, 2007 and 2006 include realized investment losses of approximately $43.6 million, $52 thousand, and $4.5 million, respectively, attributable to writedowns of certain securities contained in the Company's investment portfolio that were deemed by management to be other than temporarily impaired.  For a discussion of the procedure by which such determinations were made, see “Investments” above.  Realized investment gains (losses) also resulted from sales of certain equities and convertible securities and calls and sales of fixed maturity investments in the Company’s investment portfolio.

Total Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid to policyholders amounted to $208.7 million in fiscal 2008 as compared to $217.7 million in fiscal 2007 and $242.2 million in fiscal 2006.  These represent a decrease of 4.1% comparing fiscal 2008 to fiscal 2007 and a 10.1% decrease comparing fiscal 2007 to fiscal 2006.

The Insurance Company’s average credited rate for reserves and account balances for the years ended December 31, 2008, 2007 and 2006 was less than the Company’s ratio of net investment income to mean assets (based on book value) for the same period as noted above under “Net Investment Income”. Although management does not currently expect material declines in the spread between the Company's average credited rate for reserves and account balances and the Company's ratio of net investment income to book value mean assets  (the "Spread"), there can be no assurance that the Spread will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will widen the Spread.  The actual Spread, excluding capital gains, for the for the 12 months ended December 31, 2008, 2007 and 2006 was 1.89%, 2.13% and 2.01%, respectively.  In comparing year-end 2008 to year-end 2007, the decrease was primarily due to a decrease in the earned rated partially offset by a decrease in the crediting rate.  From 2006 to 2007, the increase was primarily due to a reduction in the crediting rate.

Interest Expense on Notes Payable

The interest expense on the Corporation's notes payable amounted to approximately $7.4 million in 2008, approximately $9.1 million in 2007 and approximately $10.4 million in 2006.  The decrease in 2008 was primarily due to the repayment of the $50 million line of credit in July of 2007 and the Corporation’s partial repurchase and retirement of its senior notes in 2007 and 2008.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled $26.8 million in 2008 as compared to $28.3 million in 2007 and $27.0 million in 2006.  This represents a decrease of 2.5% comparing 2008 to 2007 and an increase of 4.9% comparing fiscal 2007 to fiscal 2006.  The decrease in 2008 was primarily due to lower first year commissions and lower commissions paid on internal rollovers in an effort to keep policies in-force.  The increase in 2007 was primarily due to 2006 refunds in state and franchise taxes, which reduced the taxes in 2006.  Consultant fees paid in connection with the Company’s ERM project also contributed to the increase in 2007.

Change in Deferred Policy Acquisition Costs

The change in the net DAC for 2008 resulted in a charge of approximately $6.1 million, as compared to a charge of approximately $12.3 million and a charge of approximately $9.0 million for 2007 and 2006, respectively.  Changes in DAC consist of three elements:  deferred costs associated with product sales, amortization of the DAC on deferred annuity business and amortization of the DAC on the remainder of the Company’s business.  Deferred costs consisted of credits of $8.3 million, $11.3 million and $12.1 million for 2008, 2007 and 2006 respectively.  Amortization of the DAC on deferred annuity business consisted of charges of $9.0 million, $17.9 million and $15.9 million in 2008, 2007 and 2006 respectively.  Amortization of the DAC on the remainder of the Company’s business consisted of charges of $5.4 million in 2008, $5.8 million in 2007 and $5.2 million in 2006.

Under applicable accounting rules (FASB 97), DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Insurance Company related to these assets increase, the amount and timing of amortization is accelerated.  The decrease in 2008 relates primarily to the occurrence of net capital losses in 2008 compared to net capital gains in 2006 and 2007.  The decrease from 2006 to 2007 reflects the reduction in inforce due to the high surrender rate of 2006. (See also the discussion of Deferred Policy Acquisition Costs under Critical Accounting Policies below.)

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $16.9 million in 2008, as compared to approximately $96.7 million in 2007 and approximately $70.2 million in 2006.

Income Taxes

An income tax benefit of approximately $1.7 million was generated in 2008, as compared to expenses of approximately $33 million and $20.5 million in 2007 and 2006, respectively.  The benefit in 2008 was primarily attributable to a lower net income and a deferred tax benefit realized on other than temporary impairments incurred on the Corporation’s investment portfolio.  Higher income in 2007 generated higher income taxes.

Net Income

For the reasons discussed above, the Corporation had net income of approximately $18.6 million in 2008, as compared to $63.7 million in 2007 and $49.7 million in 2006.

Liquidity and Capital Resources

The Corporation is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Corporation’s principal sources of cash are sales of and interest on the Corporation’s investments, rent from its real estate and dividends from the Insurance Company.  In 2007, the Corporation’s Board of Directors increased the quarterly dividend rate to $.125 per share from $.10 per share in 2006.  In 2008, due to the uncertain economic climate, the Board of Directors reduced the quarterly dividend by 50% to $.0625 per share as a prudent measure to preserve capital.  During 2008 and 2007, the Corporation did not repurchase any of its common stock, although at December 31, 2008, the Corporation was authorized to purchase approximately 385,000 shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Corporation without obtaining prior regulatory approval.  Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Corporation as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses). The Insurance Company will only be permitted to pay a stockholder dividend to the Corporation in excess of that amount if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. The Insurance Company paid $35.7 million, $32 million and $20 million in dividends to the Corporation in fiscal 2008, 2007 and 2006, respectively.  On a going forward basis, there can be no assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Corporation in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.

The Corporation was able to meet all its liquidity needs in 2008, including the payment of dividends, and anticipates being able to meet those needs in 2009 and the foreseeable future.

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

Net cash provided by the Corporation’s operating activities was approximately $15.6 million, $21.1 million and $77.4 million in 2008, 2007 and 2006, respectively.  Net cash provided by the Corporation's investing activities (principally reflecting investments purchased, called, redeemed or sold) was approximately $187.9 million, $416.4 million and $236.6 million in 2008, 2007 and 2006, respectively.

For purposes of the Corporation's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Insurance Company's annuity and universal life insurance products.  The payment of dividends by the Corporation to its stockholders is also considered to be a financing activity.  Net cash Used in the Company's financing activities amounted to approximately $203.3 million, $453.7 million and $300.8 million in 2008, 2007 and 2006, respectively.  These fluctuations primarily are attributable to changes in policyholder account balances as a result of surrenders, sales and interest earned by the policyholders as well as the repayment of debt.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Corporation. In the event the Corporation violated such covenants, we would have been obligated to offer to repurchase the entire outstanding principal amount of such notes.  As of December 31, 2008, we believe that we are in compliance with all of the covenants.

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

In order to maintain consistency in our portfolio, our deferred annuity products incorporate surrender charges to discourage surrenders or withdrawals.  Annuitants may not terminate or withdraw funds from their annuity contracts for a significant initial period (generally seven years) without incurring penalties in the form of surrender charges.  These surrender charges generally range from 1% to 7% of the investment. Approximately 56.4%, 56.8% and 46.9% of the Insurance Company's deferred annuity contracts in force (measured by reserves) as of December 31, 2008, 2007, and 2006 were surrenderable without charge.

The market value of our fixed maturity portfolio changes as interest rates change.  In general, rate decreases cause asset prices to rise, while rate increases cause asset prices to fall.  Based on market values and prevailing interest rates as of December 31, 2008, a hypothetical instantaneous increase in interest rates of 100 basis points would produce a loss in fair value of our fixed maturity assets of approximately $134.6 million.

Asset/Liability Management

A persistent focus of the Insurance Company’s management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  Prior to 2005, the Insurance Company had permitted the duration gap between its assets and liabilities to rise during a period in which it expected relatively stable interest rates and, most importantly, in which its liabilities were largely protected by significant annuity surrender charges.  This strategy benefited the Company by allowing it to realize enhanced yield from longer duration assets.  At the end of 2004, the Insurance Company determined that the prospect of rising rates and declining surrender charges necessitated a reduction in the duration mismatch, as well as increased management of extension risk in its investment portfolio.  The Company developed a two-step asset liability management strategy.  The first step involved a duration reduction strategy, which involved the sale of certain longer duration assets that were purchased at prices below the existing market prices and reinvested into shorter duration assets.  Since December 31, 2004, the Company has completed in excess of $1,238.9 million of asset repositioning.

As the second element of the asset liability management strategy commencing in 2005, the Company hedged against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as a Payor Swaption. The effect of this transaction would be to lessen the negative impact on the Insurance Company of a significant increase in interest rates. With Payor Swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

The Company has established International Swaps and Derivatives Association “ISDA” Credit Support Agreements with the two counterparties against the 2 Swaptions currently held by Presidential Life. The counterparties are major money center banks that carry credit ratings equal to or higher than Aa3 by Moody's and A+ by S&P. The ISDA Credit Support Agreement requires counterparties to post collateral in the event that the bank credit rating falls below A3 by Moody’s and A- by S&P. These contracts expire in July 2009 and June 2010 at varying strike rates based on the 10-year swap rate. The Company has determined that the Payor Swaptions represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of FAS 133. The aggregate market value of the Payor Swaptions as of December 31, 2008 was $506,640. A variety of factors affect the value of the Payor Swaptions. These include overall Treasury interest rate levels, SWAP spreads, overall market volatility and the length of time remaining before the expiration of a Payor Swaption. These investments are classified on the balance sheet as "Derivative Instruments". Under FAS 133, the value of the Payor Swaptions is recognized at "fair value" (market value), with any resulting change in fair value reflected in the statement of income as a realized loss or gain. The change in market value during 2008 was a loss of $6,498,557. The Company has determined that the average fair value for the 2008 year was $4,557,347.

The Insurance Company is continually assessing its Swaption portfolio to determine if sufficient protection is provided to cover projected realized losses in the event of a liquidation of assets to satisfy annuity surrenders under the aforementioned 300 basis points increase in interest rates.  As part of this process, Presidential may consider purchasing additional Swaptions as well as extending the maturity of its Swaption portfolio by selling the Swaptions maturing in July 2009 and purchasing another Payor Swaption to cover future portfolio needs. Future consideration of these transactions or other asset/liability management strategies is dependent upon periodic testing based on updated asset and liability data as of December 31, 2008.

Off-Balance Sheet Arrangements

The Corporation has not entered into any off-balance sheet financing arrangements and has made no financial commitments or guarantees with any unconsolidated subsidiary or special purpose entity.  All of the Corporation’s subsidiaries are wholly owned and their results are included in the accompanying consolidated financial statements.

Contractual Obligations

The accompanying Notes to Consolidated Financial Statements contain information regarding payments required under existing long-term borrowing arrangements.  The following presents a summary of the Company’s significant contractual obligations as of December 31, 2008.

CONTRACTUAL OBLIGATIONS TABLE

	Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Senior Notes Payable	$ 66,500	$ -	$ -	$ -	$ 66,500
Interest on Senior Notes Payable	2,618	-	-	-	2,618
Unfunded Limited Partnership Commitments (1)	13,711	104,236			117,947
FIN 48 Liabilities	-	2,426	-	-	2,426
Policy Liabilities (2)	486,012	840,689	773,326	2,575,718	4,675,745

Total Contractual Obligations	$ 568,841	$ 947,351	$ 773,326	$ 2,575,718	$ 4,865,236

(1) See Note 1(D) “Summary of Significant Accounting Policies, Investments”, of the consolidated financial statements

(2) The difference between the recorded liability of $3,152.4 million, and the total payment obligation amount of $4,675.7 million, is $1,523.3 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total payment of $4,675.7 million, $3,014.7 million, or 64.5%, is from the Company’s deferred annuity, life, and accident and health business.  Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

Senior Notes Payable consist of $66.5 million, 7 7/8% senior notes due February 15, 2009.  See Note 3 in Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion concerning both long-term and short-term obligations.

On February 17th, 2009, the Corporation retired the remaining $66.5 million of its 7 7/8%, $100 million Senior Note.  This was financed through the sale of short-term commercial paper, fixed maturities and an upstream dividend payment from the Insurance Company in January 2009 in the amount of $16 million.

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

Recent Accounting Pronouncements

See Note 1, Item N, “Notes to the Consolidated Financial Statements” for a full description of the new accounting pronouncements including the respective dates of adoption and the effects on the results of operations and financial condition.

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

The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor equity interest, or more than a minor influence over the joint ventures and partnership’s operations, but does not have a controlling interest and is not the primary beneficiary.  The Company routinely evaluates its limited partnership investments for impairments. The Company considers financial and other information provided by the investee and other known information and inherent risks in the underlying investments in determining whether an impairment has occurred.  When an other-than-temporary impairment is deemed to have occurred, the Company records a realized capital loss within net investment income to record the investment at its fair value.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there may be up to a one year reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there may be up to a one year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2008.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments in the amount disclosed in level 3.  The failure of the Insurance Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Corporation's financial condition and results of operations.

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

To demonstrate the sensitivity of our net DAC balance ($122.3 million as of December 31, 2008) relative to our future spreads and expenses, the information below indicates how much the net DAC balance would have changed if the future spread assumption decreased by 30% and if the future expense assumption increased by 30%.  We believe that any variation in our expense or spread estimate is likely to fall within these ranges.

Change in Assumption	Decrease in Net DAC Asset

Future Spread Decreases 30%	$6.1 million
Future Expenses Increase 30%	$0.9 million

Each year the company conducts testing to confirm that the DAC asset is recoverable and that no premium deficiency reserves are deemed necessary.

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

For policies and contracts where the reserve is reported as the account balance ($2,429.6 million), a change in expected experience would have no effect on the reserve.

For those annuities and supplementary contracts with life contingencies that comprise a portion of future policy benefits ($668 million of reserves), an increase in mortality experience of 1% per year for individual contracts would increase the present value of future benefits by approximately $29 million.  We believe that any variation of our mortality estimates is likely to fall within this range.

For traditional life insurance business ($42 million of reserves), establishing reserves requires the use of many assumptions.  Due to the number of independent variables inherent in the calculation of these reserves, and because this business is not material to the overall Company results, it is not practical to perform a quantitative analysis on the impact of changes in underlying assumptions.  However, the Insurance Company historically has not experienced significant adverse deviations from its assumptions and believes that its assumptions are realistic and produce reserves that are fairly stated in accordance with GAAP.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the accompanying Table of Contents to Consolidated Financial Statements and Schedules on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2008, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on our assessment of the Company's internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Presidential Life Corporation

Nyack, New York

We have audited Presidential Life Corporation and subsidiaries (“the Company”) internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, Presidential Life Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 2008 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended and our report dated March 12, 2009 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 12, 2009

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the Corporation's directors, nominees for election as directors and executive officers will be included in the Corporation's definitive Proxy Statement for its 2009 Annual Meeting of Shareholders (the “Proxy Statement”), which the Corporation intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Directors and Executive Officers" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to compensation paid to executive officers and directors of the Corporation will be included under the headings “Compensation of Directors and Executive Officers” and “Compensation Discussion and Analysis” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2009, and is incorporated herein by reference.

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

In anticipation of the Corporation’s senior notes maturing in February 2009 and the need to liquidate its investment portfolio to retire this obligation, the Corporation sold nine investment grade securities with a market value of $16.9 million (based upon third party broker quotes) to the Insurance Company in December 2008.  The Corporation realized a loss on the sale of $3.85 million, net of taxes.

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

Date:  March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:   March 12, 2009

/s/ Herbert Kurz

Herbert Kurz

Chief Executive Officer

and Chairman of the Board

Date:   March 12, 2009

 /s/ Charles J. Snyder

Charles J. Snyder, Treasurer

and Chief Financial Officer

Date:   March 12, 2009

 /s/ Donald Barnes

Donald Barnes, Director

Date:   March 12, 2009

 /s/ W. Thomas Knight

W. Thomas Knight, Director

Date:   March 12, 2009

 /s/ Stanley Rubin

Stanley Rubin, Director

Date:  March 12, 2009

 /s/ William M. Trust Jr.

William M. Trust Jr., Director

Date:  March 12, 2009

 /s/ Lawrence Read.

Lawrence Read, Director

Date:  March 12, 2009

 /s/ Lawrence Rivkin

Lawrence Rivkin, Director

Date:  March 12, 2009

 /s/ William DeMilt

William DeMilt, Director

Date:  March 12, 2009

 /s/ John D. McMahon

John D. McMahon, Director

Consent of Independent Registered Public Accounting Firm

Presidential Life Corporation

Nyack, New York

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-63831) and Form S-8 (No. 333-08217) of Presidential Life Corporation of our report dated March 12, 2009, relating to the consolidated financial statements and financial statement schedules, and the effectiveness of Presidential Life Corporation’s internal control over financial reporting, which appears in this Form 10-K.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 12, 2009

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                              Page

Report of Independent Registered Public Accounting Firm ……….…………………………….              F-2

Consolidated Financial Statements:

       Consolidated Balance Sheets as of December 31, 2008 and 2007…………..………….…….

            F-4

Consolidated Statements of Income – Years Ended December 31, 2008, 2007

     and 2006…………..……………………………………………………………………..           F-5

       Consolidated Statement of Shareholders’ Equity – Years Ended December 31, 2008,

                 2007 and 2006……………..……………………………………………….…………...

 F-6

Consolidated Statements of Cash Flows – Years Ended December 31, 2008, 2007

         and 2006 ………… .……………………………………………………………………..

 F-7

Notes to Consolidated Financial Statements  ……………………………………………………...

 F-8

Consolidated Financial Statement Schedules:

II  Condensed Balance Sheets (Parent Company Only) as of December 31, 2008 and

         2007 ………….. ..……………………………………………………………………….

S-1

II  Condensed Statements of Income (Parent Company Only) – Years Ended

                December 31, 2008, 2007 and 2006 ……………. ………………………………………

S-2

II  Condensed Statements of Cash Flows (Parent Company Only) – Years Ended

                 December 31, 2008, 2007 and 2006 …………. …………………………………………

S-3

     III  Supplemental Insurance Information – Years Ended December 31, 2008, 2007 and 2006 …

S-4

     IV  Reinsurance – Years Ended December 31, 2008, 2007 and 2006  …………………………..

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Presidential Life Corporation

Nyack, New York

We have audited the accompanying consolidated balance sheets of Presidential Life Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2008, 2007 and 2006.  We have also audited the financial statement schedules listed in the accompanying index as of and for the years ended December 31, 2008, 2007 and 2006.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Presidential Life Corporation and subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Presidential Life Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 12, 2009

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2008	2007
ASSETS:
Investments:
Fixed maturities:
Available for sale at fair value (Amortized cost of $3,017,422 and $3,211,908 respectively)	$ 2,725,091	$ 3,282,099
Common stocks
Available for sale at fair value (Amortized cost of $1,100 and $7,177 respectively)	2,979	9,732
Derivatives, at fair value	507	7,005
Real estate	415	415
Policy loans	18,945	19,194
Short-term investments	342,238	363,067
Other long-term investments	290,692	309,663
Total investments	3,380,867	3,991,175

Cash and cash equivalents	3,820	3,631
Accrued investment income	40,986	45,206
Amounts due from security transactions	13,017	22,600
Federal income tax recoverable	24,801	-
Deferred federal income taxes, net	78,810	-
Deferred policy acquisition costs	122,338	77,721
Furniture and equipment, net	538	579
Amounts due from reinsurers	14,839	13,124
Other assets	1,292	1,480
TOTAL ASSETS	$ 3,681,308	$ 4,155,516

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Policy Liabilities:
Policyholders’ account balances	$ 2,429,635	$ 2,579,907
Future policy benefits:
Annuity	639,547	642,931
Life and accident and health	72,221	69,067
Other policy liabilities	11,017	9,917
Total policy liabilities	3,152,420	3,301,822
Notes payable	66,500	90,195
Deposits on policies to be issued	2,959	8,446
General expenses and taxes accrued	3,487	4,073
Federal income tax payable	-	183
Deferred federal income taxes, net	-	60,217
Other liabilities	15,888	28,625
Total Liabilities	3,241,254	3,493,561

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized 100,000,000 shares; issued and outstanding 29,574,315 shares in 2008 and 29,553,710 in 2007)	296	295
Additional paid in capital	5,851	4,538
Accumulated other comprehensive income	(137,160)	91,704
Retained earnings	571,067	565,418
Total Shareholders’ Equity	440,054	661,955
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,681,308	$ 4,155,516

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Years Ended December 31
	2008	2007	2006
REVENUES:
Insurance revenues:
Premiums	$ 16,175	$ 15,634	$ 13,831
Annuity considerations	30,668	24,788	27,601
Universal life and investment type policy fee income	2,676	2,600	2,916
Net investment income	261,735	294,860	316,415
Net realized investment (losses) gains	(47,893)	24,833	(3,607)
Other income	2,483	1,410	1,670
TOTAL REVENUES	265,844	364,125	358,826

BENEFITS AND EXPENSES:
Death and other life insurance benefits	15,403	13,499	13,269
Annuity benefits	81,762	77,545	76,800
Interest credited to policyholders’ account balances	112,815	128,871	151,906
Interest expense on notes payable	7,353	9,138	10,432
Other interest and other charges	1,355	975	879
Decrease in liability for future policy benefits	(2,595)	(3,222)	(636)
Commissions to agents, net	9,115	11,747	12,573
General expenses and taxes	17,667	16,567	14,420
Increase in deferred policy acquisition cost	6,085	12,345	9,020
TOTAL BENEFITS AND EXPENSES	248,960	267,465	288,663

Income before income taxes	16,884	96,660	70,163

Provision for income taxes:
Current	13,752	34,150	19,904
Deferred	(15,452)	(1,172)	546
	(1,700)	32,978	20,450

NET INCOME	$ 18,584	$ 63,682	$ 49,713

Earnings per common share, basic	$ .63	$ 2.16	$ 1.69
Earnings per common share, diluted	$ .63	$ 2.15	$ 1.67

Weighted average number of shares outstanding during the year, basic	29,563,262	29,523,089	29,449,256

Weighted average number of shares outstanding during the year, diluted	29,595,819	29,650,894	29,703,933

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(in thousands, except share data)

	Capital Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at January 1, 2006,	$294	$1,207	$480,606	$144,389	$626,496
Comprehensive Income:
Net Income			49,713		49,713
Loss on Rate Lock Hedge				(1,456)	(1,456)
Net Unrealized Investment Losses				(24,489)	(24,489)
Comprehensive Gain					23,768
Issuance of Shares Under Stock Option Plan		545			545
Share Based Compensation		562			562
Dividends Paid to Shareholders ($.40 per share)			(11,784)		(11,784)
Balance at December 31, 2006	$294	$2,314	$518,535	$118,444	$639,587

Cumulative effect of adoption of FIN 48			(2,036)		(2,036)
Balance at January 1, 2007, as adjusted	294	2,314	516,499	118,444	637,551

Comprehensive Income:
Net Income			63,682		63,682
Loss on Rate Lock Hedge				(707)	(707)
Net Unrealized Investment Losses				(26,033)	(26,033)
Comprehensive Gain					36,942
Issuance of Shares Under Stock Option Plan	1	1,095			1,096
Share Based Compensation		1,129			1,129
Dividends Paid to Shareholders ($.50 per share)			(14,763)		(14,763)
Balance at December 31, 2007	$295	$4,538	$565,418	$91,704	$661,955

Comprehensive Income:
Net Income			18,584		18,584
Loss on Rate Lock Hedge				(74)	(74)
Net Unrealized Investment Losses				(228,790)	(228,790)
Comprehensive Gain					(210,280)
Issuance of Shares Under Stock Option Plan	1	238			239
Share Based Compensation		1,075			1,075
Dividends Paid to Shareholders ($.4375 per share)			(12,935)		(12,935)
Balance at December 31, 2008	$296	$5,851	$571,067	$(137,160)	$440,054

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net Income	$ 18,584	$ 63,682	$ 49,713
Adjustments to reconcile net income to net cash provided by operating activities:
(Provision) Benefit for deferred income taxes	(15,452)	(1,172)	546
Depreciation and amortization	862	979	960
Stock Option Compensation	1,075	1,129	562
Net amortization of discount on fixed maturities	(18,726)	(17,823)	(28,146)
Realized investment losses (gains)	47,893	(24,833)	3,607
Changes in:
Accrued investment income	4,220	1,308	6,168
Deferred policy acquisition costs	6,085	12,345	9,020
Federal income tax recoverable	(24,984)	2,669	20,137
Liability for future policy benefits	(230)	(3,467)	(286)
Liability for amounts due brokers	(541)	(13,310)	13,593
Other items	(3,179)	(456)	1,527
Net Cash Provided by Operating Activities	$ 15,607	$ 21,051	$ 77,401
INVESTING ACTIVITIES:
Fixed Maturities:
Acquisitions	(349,323)	(433,705)	(34,301)
Sales	25,570	10,350	482,531
Maturities, calls and repayments	492,291	376,060	294,564
Common Stocks:
Acquisitions	-	(24,907)	(36,016)
Sales	338	53,224	48,258
Derivative Investments
Acquisitions	-	(6,156)	(6,170)
Sales	-	6,051	5,930
Decrease (Increase) in short-term investments and policy loans	30,078	466,375	(528,485)
Other Long-term Investments:
Additions to other long-term investments	(67,294)	(100,937)	(66,682)
Distributions from other long-term investments	46,656	87,113	79,907
Amounts due from security transactions	9,583	(17,036)	(2,910)
Net Cash Provided by Investing Activities	187,899	416,432	236,626
FINANCING ACTIVITIES:
Decrease in policyholders’ account balances	(150,272)	(389,527)	(300,447)
Repurchase of common stock	238	1,095	545
Bank overdrafts	(11,166)	(4,171)	7,937
Deposits on policies to be issued	(5,487)	2,925	2,910
Repayment of short-term debt	-	(50,000)	-
Retirement of senior notes	(23,695)	-	-
Dividends paid to shareholders	(12,935)	(14,018)	(11,784)
Net cash Used in Financing Activities	(203,317)	(453,696)	(300,839)

Increase (Decrease) in Cash and Cash Equivalents	189	(16,213)	13,188

Cash and Cash Equivalents at Beginning of Year	3,631	19,844	6,656

Cash and Cash Equivalents at End of Year	$ 3,820	$ 3,631	$ 19,844
Supplemental Cash Flow Disclosure:
Income Taxes Paid	$ 39,082	$ 30,795	$ 337
Interest Paid	$ 7,309	$ 10,107	$ 10,596

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation (the “Company”), through its wholly owned subsidiary Presidential Life Insurance Company (“the Insurance Company”), is engaged in the sale of life insurance and annuities.  The Insurance Company has assets of approximately $3.6 billion and shareholders’ equity of $444 million as of December 31, 2008 and is licensed in 49 states and the District of Columbia.

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

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring, oil and gas and merchant banking. Substantially all of their investments are recorded at fair value.  In general, risks associated with such limited partnerships include those related to their underlying investments  (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships to typically make quarterly distributions (to the extent that distributions are available) of partnership earnings, with the exception of hedge fund limited partnerships.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income subsequently distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  Management also determines if distributions resulted from the sale of assets with previously recorded unrealized gains or losses and reduces or increases other comprehensive income accordingly.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there may be up to a one year reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments in 2009 pursuant to 2008.  The adjustments to its estimates of investment income recorded during the preceding year (“true-up”) for the twelve month periods ended December 31, 2008, 2007 and 2006 amounted to increases of approximately $27.1 million, $13.4 million and $7.3 million respectively.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there may be up to a one year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2009 pursuant to 2008.  Net unrealized gains (cumulative, after tax effects) totaled approximately $39.6 million at December 31, 2008 and $51.5 million at December 31, 2007 and are included in the balance sheet under other comprehensive income.  During periods of rapid growth in the economy, or rapid declines, the delayed impact on market values, either positive or negative, may be more pronounced.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements and contributions subsequently made by the Company and income subsequently distributed by the partnerships.  Management believes that the net realizable value of such limited partnership interests, in the aggregate, exceeds their related carrying value as of December 31, 2008 and December 31, 2007.  As of December 31, 2008, the Company was committed to contribute, if called upon, an aggregate of approximately $117.9 million of additional capital to certain of these limited partnerships.  Commitments of $13.7 million will expire in 2009, $4.7 million in 2010, $45.6 million in 2011, and $53.9 million in 2012.

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

The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has deposits that exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC) up to $250, 000, but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institutions.

The Company’s investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Accumulated depreciation amounted to $206,800 and $206,800 at December 31, 2008 and 2007, respectively.  Both buildings are fully depreciated and have no depreciation expense for the years ended December 31, 2008, 2007 and 2006.

E.

Furniture and Equipment

Furniture and equipment is carried at cost and depreciated on a straight-line basis over a period of five to ten years except for automobiles, which are depreciated over a period of three years.  Accumulated depreciation amounted to $1,575,000 and $1,461,000 at December 31, 2008 and 2007, respectively, and related depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $114,800, $106,300 and $61,700, respectively.

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

For the years ended December 31, 2008, 2007, and 2006, approximately 54.1%, 51.7% and 49.0%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York.

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

Unamortized deferred policy acquisition costs for the years ended December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(in thousands)
Balance at the beginning of year	$ 77,721	$ 81,069
Current year’s costs deferred	9,582	11,339
Total	87,303	92,408
Less amortization for the year	14,701	23,632
Total	72,602	68,776
Change in amortization related to unrealized loss in investments	49,736	8,945
Balance at the end of the year	$ 122,338	$ 77,721

H.

Future Policy Benefits

Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions established at policy issue as to mortality and persistency is based on anticipated experience, which, together with interest and expense assumptions, provides a margin for adverse deviation.  Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contract holders’ fund balances and after annuitization are equal to present value of expected future payments.  The average interest rate used in establishing liabilities for life insurance was 5.28%, 5.28%, and 5.27% for 2008, 2007, and 2006 respectively; and the average interest rate used in establishing liabilities for annuities was 7.43%, 7.50%, and 7.55% for 2008, 2007, and 2006 respectively.

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

These account balances are summarized as follows:

	2008	2007
	(in thousands)
Account balances at beginning of year	$ 2,579,907	$ 2,969,434
Additions to account balances	263,594	274,223
Total	2,843,501	3,243,657
Deductions from account balances	413,866	663,750
Account balances at end of year	$ 2,429,635	$ 2,579,907

The average interest rate credited to account balances was 4.61%, 4.75%, and 4.99% for 2008, 2007, and 2006 respectively.

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

L.

 Earnings Per Common Share

The Company has calculated earnings per share (EPS) in accordance with SFAS No. 128, Earnings Per Share.  Basic EPS is computed based upon the weighted average number of common shares outstanding during the year.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average numbers of common shares used to compute diluted EPS for the year ended December 31, 2008, 2007 and 2006 were 29,595,819, 29,650,894 and 29,703,933 respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS in 2008.

M.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and amounts due from an original maturity of three months or less.

N.

New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 140-4 and FIN 46-(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP No. FAS 140-4 and FIN 46(R)-8”). FSP No. FAS 140-4 and FIN 46(R)-8 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46(R), to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP No. FAS 140-4 and FIN 46(R)-8 is related to disclosure only and will not have an impact on our consolidated financial position or results of operations.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (FSP FAS 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 in the third quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. Any transition adjustment recognized on the date of adoption was recorded as an adjustment to retained earnings as of the beginning of the adoption period. We adopted FIN 48 on January 1, 2007. See Note 6 - “Income Taxes” for a discussion of the impact of FIN 48.

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

2. INVESTMENTS

The following tables provide information relating to fixed maturities and common stocks held by the Company:

Available for Sale investments at December 31, 2008:

	Cost or Amortized	Gross Unrealized
Type of Investment	Cost	Gains	(Losses)	Market Value
		(in thousands)
Fixed Maturities:
Bonds and Notes:
United State government and government agencies and authorities	$ 332,048	$ 27,863	$ (3,841)	$ 356,070
States, municipalities and political subdivisions	8,883	4,533	-	13,416
Public Utilities	422,681	2,713	(31,063)	394,331
Commercial Mortgage Backed Securities	221,442	4,294	(18,330)	207,406
All other corporate bonds	1,921,178	22,026	(261,764)	1,681,440
Preferred stocks, primarily corporate	111,190	1,953	(40,715)	72,428
Total Fixed Maturities	$ 3,017,422	$ 63,382	$ (355,713)	$ 2,725,091
Common Stocks:
Industrial, miscellaneous and all other	1,100	2,023	(144)	2,979
Total Common Stocks	$ 1,100	$ 2,023	$ (144)	$ 2,979

Available for sale investments at December 31, 2007:

	Cost or Amortized	Gross Unrealized
Type of Investment	Cost	Gains	(Losses)	Market Value
		(in thousands)
Fixed Maturities:
Bonds and Notes:
United State government and government agencies and authorities	$ 510,105	$ 20,083	$ (2,074)	$ 528,114
States, municipalities and political subdivisions	8,859	3,383	-	12,242
Public Utilities	441,221	12,273	(8,881)	444,613
Commercial Mortgage Backed Securities	240,346	28,569	(110)	268,805
All other corporate bonds	1,890,132	70,895	(44,734)	1,916,293
Preferred stocks, primarily corporate	121,245	6,955	(16,168)	112,032
Total Fixed Maturities	$ 3,211,908	$ 142,158	$ (71,967)	$ 3,282,099
Common Stocks:
Industrial, miscellaneous and all other	7,177	3,548	(993)	9,732
Total Common Stocks	$ 7,177	$ 3,548	$ (993)	$ 9,732

2. INVESTMENTS - CONTINUED

The estimated fair value of fixed maturities available for sale at December 31, 2008, by contractual maturity, is as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Market Value
(in thousands)
Due in one year or less	$118,183
Due after one year through five years	899,355
Due after five years through ten years	602,222
Due after ten years	825,497
Total debt securities	2,445,257
Mortgage-Backed Bonds	207,406
Preferred Stocks	72,428
Total	$2,725,091

The following information summarizes the components of net investment income and realized investment gains:

Net Investment Income:

	Year Ended December 31
	2008	2007	2006
	(in thousands)
Fixed Maturities	$ 203,912	$ 215,538	$ 252,817
Common Stocks	1,470	3,895	2,171
Short-term investments	9,083	26,302	16,584
Other long-term investments	49,102	52,872	46,982
Other investment income	3,564	2,646	4,452
	267,131	301,253	323,006
Less investment expenses	5,396	6,393	6,591

Net investment income	$ 261,735	$ 294,860	$ 316,415

As of December 31, 2008, 2007 and 2006 there were nine fixed maturity investments with a carrying value of $15.9 million and seven fixed maturity investments with a carrying value of $13.5 and twelve fixed maturity investments with a carrying value of $13.8 million respectively, in the accompanying balance sheet which were non-income producing.

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2008:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities	(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 14,869	$ 1,301	$ 12,911	$ 2,540	$ 27,780	$ 3,841
Corporate Bonds	1,150,137	163,040	577,184	148,118	1,727,321	311,158
Preferred Stocks	20,661	7,118	47,648	33,596	68,309	40,714
Subtotal Fixed Maturities	1,185,667	171,459	637,743	184,254	1,823,410	355,713
Common Stock	249	144	-	-	249	144

Total	$ 1,185,916	$ 171,603	$ 637,743	$ 184,254	$ 1,823,659	$ 355,857

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

The following presents the amortized cost and gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2008.

	Gross Unrealized Losses	% of Total
	(in thousands)
Less than twelve months	$ 171,459	48.20
Twelve months or more	184,254	51.80
Total	$ 355,713	100.00

The following presents the amortized cost and gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2007.

	Gross Unrealized Losses	% of Total
	(in thousands)
Less than twelve months	$ 22,842	31.74
Twelve months or more	49,124	68.26
Total	$ 71,966	100.00

The Company owned 574 and 360 securities with an unrealized loss position as of December 31, 2008 and 2007, respectively.

During 2008, 2007, and 2006 the Company realized losses related to other than temporary impairments of approximately $40.3 million, $52 thousand and $4.5 million, respectively.  Of the $40.3 million realized in 2008, approximately $19.2 million was sold prior to year end and the remaining amount consisted of write-downs primarily in the following investments: Istar Financial, common stock ($5.7 million), Clear Channel Communications, bond ($3.5 million), Knight-Ridder, bond ($5.4 million), GMAC, LLC ($2.6 million) and MBIA, Inc. ($1.6 million).

2. INVESTMENTS - CONTINUED

Net Realized Investment (Losses) Gains:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Fixed maturities	$ (35,655)	$ 23,880	$ (3,373)
Common stocks	(5,740)	3,783	8,740
Derivatives	(6,498)	(2,830)	(8,974)
Total realized (losses) gains on investments	$ (47,893)	$ 24,833	$ (3,607)

Net Unrealized Investment (Losses) Gains:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Fixed maturities	$ (292,331)	$ 70,190	$ 138,139
Common stocks	1,879	2,555	13,706
Other Assets	39,586	79,195	51,331
Unrealized investment gains	$ (250,866)	$ 151,940	$ 203,176

Amortization (benefit of deferred acquisition costs)	39,965	(9,770)	(18,715)
Deferred federal income tax benefit	73,815	(49,759)	(64,561)
Transition Adjustment	(74)	(707)	(1,456)
Net unrealized investment (losses) gains	(137,160)	91,704	118,444
Change in net unrealized investment (losses) gains	$ (228,864)	$ (26,740)	$ (25,945)

The change in unrealized investment gains (losses), as presented below, resulted primarily from changes in general economic conditions, which directly influenced investment security markets.  These changes were also impacted by writedowns of investment securities for declines in market values deemed to be other than temporary.

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the Year Ended December 31, 2008:	(in thousands)
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (254,356)	$ 89,025	$ (165,331)
Plus: reclassification adjustment for losses realized in net income	(47,893)	16,763	(31,130)
Change related to deferred policy acquisition costs	(49,736)	17,407	(32,329)
Net unrealized investment gains (losses)	$ (351,985)	$ 123,195	$ (228,790)

For the Year Ended December 31, 2007:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (55,938)	$ 19,579	$ (36,359)
Plus: reclassification adjustment for gains realized in net income	24,833	(8,692)	16,141
Change related to deferred policy acquisition costs	(8,946)	3,131	(5,815)
Net unrealized investment gains (losses)	$ (40,051)	$ 14,018	$ (26,033)

For the Year Ended December 31, 2006:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (24,090)	$ 8,432	$ (15,658)
Plus: reclassification adjustment for losses realized in net income	(3,607)	1,262	(2,345)
Change related to deferred policy acquisition costs	(9,978)	3,492	(6,486)
Net unrealized investment gains (losses)	$ (37,675)	$ 13,186	$ (24,489)

Proceeds from sales and maturities of fixed maturities during 2008, 2007 and 2006 were $517.9 million, $386.4 million and $777.1 million, respectively.  During 2008, 2007 and 2006, respectively, gross gains of $11.2 million, $26.4 million and $20.6 million and gross losses of $31.8 million, $2.4 million and $19.4 million were realized on those sales.

There were no investments owned in any one issuer that aggregate 10% or more of shareholders’ equity as of December 31, 2008.

As of December 31, 2008 and 2007, securities with a carrying value of approximately $6.9 million and $6.4 million, respectively, were on deposit with various state insurance departments to comply with applicable insurance laws.

Other long-term investments are comprised of equity interests in limited partnerships.  (See Note 10: Fair Value Information)

Variable Interest Entities

The following table presents the total assets and maximum exposure to loss relating to variable interest entities for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at December 31, 2008 and December 31, 2007, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated.  These VIE’s represent approximately 70 different limited partnerships which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructurings and merchant banking.  When evaluating whether we are the primary beneficiary of a VIE and must therefore consolidate the entity, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties.  The Company, in most instances, has an ownership interest of 1% to 3%.  These obligations consist solely to fund committed dollars and no additional funding is required.  The general partner is responsible for management and operations.

December 31, 2008
	PRIMARY BENEFICIARY			NOT PRIMARY BENEFICIARY
(in thousands)
	Total Assets	Maximum Exposure to Loss	Recognized Liability	Total Assets (1)	Maximum Exposure to Loss (2)
Limited Partnerships	-	-	-	$ 290,692	$ 251,106

December 31, 2007
	PRIMARY BENEFICIARY			NOT PRIMARY BENEFICIARY
(in thousands)
	Total Assets	Maximum Exposure to Loss	Recognized Liability	Total Assets (1)	Maximum Exposure to Loss (2)
Limited Partnerships	-	-	-	$ 309,663	$ 230,468

(1)

Market value at year-end

(2)

Cost at year-end

The Company’s maximum exposure to loss represents the maximum loss amount the company could recognize as a reduction in net investment income.  The Company has unfunded commitments to these variable interest entities in the amount of $117.9 million.

One of the Insurance Company’s Limited Partnership investments has assets of approximately $9 million located at the prime brokerage unit of Lehman Brothers International (Europe) (“LBIE”), located in the United Kingdom.  Since September 2008 when Lehman Brothers filed for bankruptcy, the assets were frozen and the claims to such assets are subject to the resolution of the bankruptcy proceedings.  Due to the complexities surrounding the LBIE proceeding, we are unable, at this time, to determine the level, if any, of impairments the Limited Partnership may incur.

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

As an element of its asset liability management strategy, the Company has utilized hedges against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as payor swaptions.  Swaptions are options to enter into an interest rate swap arrangement with a counter party at a specified future date.  At expiration, the counter party would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The total notional amount of these contracts at December 31, 2008 was $725 million.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates.  With the Swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

The Company has determined that the Payor Swaptions represent a “non-qualified hedge” and has adopted accounting procedures consistent with the provisions of SFAS 133. These investments are classified on the balance sheet as “Derivative Instruments”. Under SFAS 133, the value of the Payor Swaptions is recognized at “fair value” (market value), with the resulting change in fair value reflected in the income statement as a realized gain or loss.  The change in market value since purchase was a loss of $19,268,734.  The Company has determined that the average fair value for the period (based upon weekly market values from January 1, 2008 to December 31, 2008 was $4,557,347.

 3.  NOTES PAYABLE

Notes payable at December 31, 2008 and December 31, 2007 consist of $66.5 million and $90.2 million, respectively, 7 7/8% Senior Notes (“Senior Notes”) due February 15, 2009.  Interest is payable February 15 and August 15.  Debt issue costs are being amortized on the interest method over the term of the notes.  As of December 31, 2008, unamortized costs were $24,500.  The total remaining principal is due on February 15, 2009.  In addition, the Company had deferred losses of approximately $74,500 recorded in accumulated other comprehensive income as of December 31, 2008, related to an interest rate lock agreement used to hedge the issuance of the Senior Notes.  The Company amortizes the deferred loss from accumulated other comprehensive income to income over the term of the notes.  The Company expects to amortize approximately $74,500 into earnings during 2009.

The indenture governing the Senior Notes contains covenants relating to limitations on liens and sale or issuance of capital stock of the Insurance Company.  In the event the Company violates such covenants as defined in the indenture, the Company may be obligated to offer to repurchase the entire outstanding principal amount of such notes. As of December 31, 2008, the Company believes that it is in compliance with all of the covenants.

The Insurance Company held a senior note of the Corporation with a par value of $9.8 million.  On September 27, 2007, the Insurance Company sold the senior note of the Corporation back to the Corporation and the debt was retired.  Upon the extinguishment of the debt, the Corporation recorded a loss of $49,000, net of taxes.

On February 17th, 2009, the Corporation retired the remaining $67 million of its 7 7/8%, $100 million Senior Note.  This was financed through the sale of short-term commercial paper, fixed maturities and an upstream dividend payment from the Insurance Company in January 2009 in the amount of $16 million.

The short-term note payable relates to a bank line of credit with JPMorgan Chase Bank which had been in the amount of $50,000,000 (“Bank Line”) and provided for interest on borrowings based on market indices.  The Bank Line was up for renewal on July 31, 2007, however, on July 9, 2007, the Company paid down the full $50,000,000 Bank Line with available cash.  The proceeds from the Bank Line had previously been used as an arbitrage facility to purchase higher yielding investments.  The Company decided to pay off the Bank Line because, due to the increased cost of the Bank Line, it no longer provided a positive spread to the Company.

4.  SHAREHOLDERS' EQUITY

In February 2007, the Company's Board of Directors increased the quarterly dividend rate to $.125 per share from $.10 per share in 2006.  This dividend rate was maintained through the first three quarters of 2008.  On November 12, 2008, due to the uncertain economic climate, the Board of Directors determined that a reduction of the dividend was a prudent measure to preserve capital, they therefore approved a 50% decrease in the quarterly dividend to $.0625 per share from $.125 per share, payable January 2, 2009 to holders of record on December 15, 2008.  During 2008, 2007 and 2006, the Company had not purchased or retired shares of its common stock.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

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

5.  EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992.  Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company announced its intention to make an annual contribution to the 401(k) plan equal to 4% of all employees’ salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $332,000, $287,000 and $285,000 into this plan during the twelve months ended December 31, 2008, 2007 and 2006, respectively.

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

The adoption of SFAS 123(R)’s fair value method has resulted in additional share-based expenses (a component of general expenses and taxes) in the amounts of $1,074,409 and $1,128,996 related to stock options for the twelve months ended December 31, 2008 and 2007, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. For the twelve months ended December 31, 2008, this additional share-based compensation lowered pre-tax earnings by $1,074,409, lowered net income by $703,738, and lowered both basic and diluted earnings per share by $0.02.

The Company’s 1996 Stock Option Plan expired on June 1, 2006.  As of December 31, 2008, there were 575,734 granted options outstanding under the 1996 Stock Incentive Plan.

In May 2006, the shareholders of the Company approved the Company’s 2006 Stock Incentive Plan, which became effective on June 1, 2006.  The Company’s 2006 Stock Incentive Plan authorized the granting of awards in the form of non-qualified options or incentive stock options qualifying under Section 422A of the Internal Revenue Code.  The plan authorized the granting of options to purchase up to 1,000,000 shares of common stock of the Company to employees, directors and independent contractors of the Company.  All stock options granted will have an exercise price equal to the fair market value of the Corporation’s common stock on the date of grant.  As of December 31, 2008, there were 563,300 granted options outstanding under the 2006 Stock Incentive Plan.

The Company generally issues new shares when options are exercised.  The following schedule shows all options granted, exercised, expired and exchanged under the Company's 1996 and 2006 Incentive Stock Option Plans.

Information relating to the options is as follows:

	Number	Amount	Total
	of Shares	Per Share	Price

Outstanding, December 31, 2004	648,700	$ 13.79	$ 8,944,986
Granted	210,750	18.33	3,863,048
Repriced	(65,323)	13.86	(905,377)
Cancelled	(17,406)	13.96	(243,057)

Outstanding, December 31, 2005	776,721	$ 15.01	$ 11,659,600
Granted	197,900	22.82	4,516,078
Exercised	(41,306)	13.17	(544,131)
Cancelled	(6,950)	15.52	(107,881)

Outstanding, December 31, 2006	926,365	$ 16.76	$ 15,523,666
Granted	251,100	16.97	4,261,167
Exercised	(84,638)	12.95	(1,096,064)
Cancelled	(48,383)	16.12	(780,038)
Outstanding, December 31, 2007	1,044,444	$ 17.15	$ 17,908,731
Granted	125,000	16.67	2,083,750
Exercised	(20,605)	11.58	(238,542)
Cancelled	(9,805)	18.04	(176,859)

Outstanding, December 31, 2008	1,139,034	$ 17.19	$ 19,577,080

The Company may grant options to purchase common stock to its employees, directors and independent contractors at prices equal to the market value of the stock on the dates the options were granted. The options granted to date have a term of 5 years from grant date and vest in equal annual installments over the four-year period following the grant date for employee options. Employees generally have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company awarded 125,000 options in 2008.  The key assumptions used in determining the fair value of options granted in 2008 and a summary of the methodology applied to develop each assumption are as follows:

Expected price volatility	28.37%
Risk-free interest rate	2.80%
Weighted average expected lives in years	3.75
Forfeiture rate	0%
Dividend yield	3.00%

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

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns.  The Company used the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted in prior periods as it did not have sufficient historical exercise date to provide a reasonable basis upon which to estimate the expected term.  In 2008, the Company used historical data to estimate the expected lives. Options granted have a maximum term of five years. An increase in the expected life will increase compensation expense

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.

Dividend Yield – The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yields for future periods within the expected life of the option.  An increase in the dividend yield will decrease compensation expense.

There was no impact on cash provided by operating and/or financing activities related to increased tax benefits from stock based payment arrangements.  During the year ended December 31, 2008, 20,605 options were exercised increasing cash provided by financing activities, issuance of common stock, by approximately $239,000.

At December 31, 2008, the aggregate intrinsic value of all outstanding options was $11.3 million with a weighted average remaining contractual term of 2.2 years.  The total compensation cost related to non-vested awards not yet recognized was $1.5 million with an expense recognition period of 3 years.  During the twelve months ended December 31, 2008, 237,234 options vested with an intrinsic value of approximately $2.3 million at December 31, 2008.

6.  INCOME TAXES

The provision for income taxes differs from the amount of income tax expense determined by applying the 35% U.S. statutory federal income tax rate to pre-tax net income from continuing operations as follows:

	2008	2007	2006
(in thousands)

Pre-Tax Net Income	$ 16,884	$ 96,660	$ 70,163

Provision for income taxes computed
At Federal statutory rate	5,909	33,831	24,557
Increase (decrease) in income taxes
resulting from:
FIN 48 current year activity	1,232	(843)	-
Prior period permanent	(7,686)	(1,200)	-
True-Up of amended returns	-	1,197	-
Dividends received deduction	(843)	(1,009)	-
ISO Book Compensation	376	395	-
Current payable true-up	(693)	727	-

Other	5	(120)	(4,107)

(Benefit) Provision for Federal income taxes	$ (1,700)	$ 32,978	$ 20,450

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2008	2007
	(in thousands)
Deferred tax assets
Investments and payor swaptions	$ 32,835	$ 28,966
Insurance reserves	9,542	11,155
Unrealized Capital Losses	73,815	-
Other	9,004	6,403

Total deferred tax assets	$ 125,196	$ 46,524

Deferred tax liabilities
OID and Market Discount Investments	18,231	26,416
Unrealized Capital Gains	-	49,760
Policyholder Account Balances	84	87
Deferred Acquisition Costs	27,856	29,986
Other	215	492

Total deferred tax liabilities	46,386	106,741

Net deferred tax assets	$ 78,810	$ (60,217)

The change in net deferred income taxes is comprised of the following:

	December 31, 2008	December 31, 2007	Change

	(in thousands)

Total deferred tax assets	$ 125,196	$ 46,524	$ 78,672
Total deferred tax liabilities	46,386	106,741	(60,355)

Net deferred tax asset	$ 78,810	$ (60,217)	139,027

Tax effect of unrealized losses to other comprehensive income			(123,575)

Change in net deferred income tax to income tax benefit			$ 15,452

The Company provides for deferred income taxes resulting from temporary differences, which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.  The sources of these differences and the tax effect of each were as follows:

	2008	2007	2006
	(in thousands)
Deferred policy acquisition costs	$ (1,802)	$ (3,674)	$ 2,432
Policyholders' account balances	(15)	(375)	(2,408)
Investment adjustments	(4,293)	7,788	4,481
Insurance policy liabilities	1,621	1,361	-
Original issue discount and market discount on bonds	(736)	1,548	(4,978)
Net operating loss	(1,234)	(200)	-
Deferred intercompany transaction, bond loss	(1,472)	-	-
Section 481 tax adjustment method change	(7,450)	(7,450)	-
Other	(71)	(170)	1,019
Deferred Federal income tax
(benefit) expense	$ (15,452)	$ (1,172)	$ 546

If the Company determines that any of its deferred income tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized.  Upon review, the Company’s management concluded that it is “more likely than not” that the net deferred income tax assets will be realized.  The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding stocks, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could allow the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

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

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  In the United States, the Company is no longer subject to federal income tax examinations by tax authorities, generally for the years prior to 2001.  From 2001 through 2004, however, the Company may be subject to tax examinations because the IRS is performing audits on partnership returns in which the Company has investments.  While the Company cannot predict the outcome of the current IRS examination, any adjustments are not expected to be material.  The examination is expected to be concluded during 2009.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $2 million increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.   The balance of the unrecognized tax benefits was $2,036,000 at January 1, 2007, $1,194,005 at December 31, 2007, and $2,426,454 at December 31, 2008. If recognized, this entire adjustment would impact the effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$1,194
Increases related to prior year tax positions	1,329
Decreases related to prior year tax positions	-
Increases related to current year tax positions	-
Settlements	-
Lapse of statute of limitations	(97)
Balance at December 31, 2008	$2,426

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the FIN 48 liability above was $189,000 as of December 31, 2007 and $364,000 as of December 31, 2008.

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

Reinsurance ceded from the Insurance Company to Swiss Re Life & Health America, Inc. at December 31, 2008 and 2007 consists of coinsurance agreements aggregating face amounts of $274.4 million and $298.1 million, respectively, reinsurance ceded to Transamerica International was $142.4 and $151.2 at December 31, 2008 and 2007, respectively, representing the amount of individual life insurance contracts that were ceded to the reinsurers.  The term “coinsurance” refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy to be reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

Premiums ceded for 2008, 2007 and 2006 amounted to approximately $6.0 million, $4.8 million and $5.0 million, respectively.

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

Effective January 1, 2001, the NAIC adopted the Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments.  However, statutory accounting principles continue to be established by individual state laws and permitted practices.  The NYSID required adoption of the Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001.  Deferred tax assets (DTA’s) are equal to the lesser of: the amount of gross DTA expected to be realized within one year of the balance sheet date; or ten percent of statutory capital and surplus as reported on its most recently filed statutory statement. This change allowed the Insurance Company to realize a DTA of approximately $53.5 million in 2008 and $37.2 million in 2007. The Codification, as currently interpreted, did not adversely affect statutory capital or surplus as of December 31, 2008.

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

In 2008, the Insurance Company paid $35.7 million in stockholder dividends to the Corporation.  However, there can be no assurance that this will continue to be the case in subsequent years.  Accordingly, Management of the Company cannot provide assurance that the Insurance Company will have adequate statutory earnings to support payment of dividends to the Company in an amount sufficient to fund the Company’s cash requirements, including the payment of dividends, or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.  In 2009, the Insurance Company would be permitted to pay a stockholder dividend of $32.6 million to the Corporation without prior regulatory clearance and in January 2009, the Insurance Company paid $16 million of the $32.6 million to the Corporation.

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

For fixed maturities and common stocks, estimated fair values were based primarily upon quoted market prices. For a limited number of privately placed securities, where quoted market prices are not available, the Company estimates market values using a matrix pricing model, based on the issuer's credit standing and the security's interest rate spread over U.S. Treasury bonds.

10.  FAIR VALUE INFORMATION- CONTINUED

The Company determines the fair value of its limited partnership investments based upon financial reports and valuations provided by the general partners.  During 2008, the Company’s unrealized gain from its limited partnership investments decreased by $39.6 million (pre-tax), which carry a book value of $290.7 million at December 31, 2008.  As of December 31, 2008, the Company was committed to contribute, if called upon, an aggregate of approximately $117.9 million of additional capital to certain of these limited partnerships.

The market value of short-term investments and policy loans is estimated to approximate the carrying value.

Estimated fair values of policyholders' account balances for investment type products (i.e., deferred annuities, immediate annuities without life contingencies and universal life contracts) are calculated by projecting the contract cash flows and then discounting them back to the valuation date at an appropriate discount rate.  For immediate annuities without life contingencies, the cash flows are defined contractually.  For all other products, projected cash flows are based on an assumed lapse rate and crediting rate (based on the current treasury yield curve), adjusted for any anticipated surrender charges. The discount rate is based on the current duration matched treasury curve, plus an adjustment to reflect the anticipated spread above treasuries on investment grade fixed maturity securities, less an expense and profit spread.

December 31, 2008	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	$2,725,091	$2,725,091
Common Stock	2,979	2,979
Derivatives	507	507
Policy Loans	18,945	18,945
Cash and Short-Term Investments	346,058	346,058
Other Long-Term Investments	290,692	290,692
Liabilities
Policyholders' Account Balances	$2,429,635	$2,611,399
Note Payable	66,500	66,500

December 31, 2007	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	$3,282,099	$3,282,099
Common Stock	9,732	9,732
Derivatives	7,005	7,005
Policy Loans	19,194	19,194
Cash and Short-Term Investments	366,698	366,698
Other Long-Term Investments	309,663	309,663
Liabilities
Policyholders' Account Balances	$2,579,907	$2,579,803
Note Payable	90,195	90,195

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

For private equity, the Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there may be up to a one year reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there may be up to a one year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2009.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2008 in the amount disclosed in Level 3.

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

($ in thousands)	Fair Value Measurements Using

Description	As of 12/31/2008	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities	$ 2,725,091	$ 255,031	$ 2,465,764	$ 4,296
Common Stock	2,979	875	1,855	249
Derivatives	507	-	507	-
Cash and cash equivalents	3,820	3,820	-	-
Short-Term investments	342,238	-	342,238	-
Other Long-Term Investments	290,692	-	-	290,692
Liabilities:
Notes Payable	$ 66,500	$ -	$ 66,500	$ -

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)		Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Other Long-Term Investments	Common Stock	Fixed Maturities	Total
For the twelve months ended December 31, 2008
Beginning Balance at December 31, 2007	$ 309,663	$ 420	$ -	$ 310,083
Total gains or losses (realized/unrealized)
Included in earnings	-	-	-	-
Included in other comprehensive income	(39,609)	(171)	-	(39,780)
Purchases, issuances, and settlements	20,638	-	-	20,638
Transfers in and /or out of Level 3	-	-	4,296	4,296
Ending Balance at December 31, 2008	$ 290,692	$ 249	$ 4,296	$ 295,237

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is presented below.  Certain amounts have been reclassified to conform to the current year's presentation.

		Three Months Ended
2008		March 31 June 30	September 30	December 31
(in thousands, except per share)
Premiums and other
Insurance revenues	$ 12,205	$ 14,818	$ 14,340	$ 10,639
Net investment income	65,620	69,553	75,149	51,413
Realized investment gains/(losses)	1,038	(4,476)	(26,137)	(18,318)
Total revenues	78,863	79,895	63,352	43,734
Benefits and expenses	62,171	65,008	62,382	59,399
Net income	$ 10,934	$ 9,751	$ 625	$ (2,726)
Earnings per share, basic	$ .37	$ .33	$ .02	$ (.09)

		Three Months Ended
2007		March 31 June 30	September 30	December 31
(in thousands, except per share)
Premiums and other
Insurance revenues	$ 11,902	$ 10,836	$ 8,419	$ 13,275
Net investment income	75,849	73,639	78,819	66,553
Realized investment gains/(losses)	13,629	18,977	(1,896)	(5,877)
Total revenues	101,380	103,452	85,342	73,951
Benefits and expenses	69,159	66,869	63,024	68,413
Net income	$ 21,105	$ 23,962	$ 14,618	$ 3,997
Earnings per share, basic	$ .72	$ .81	$ .49	$ .14

12.  RISK-BASED CAPITAL

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2008, the Insurance Company’s Company Action Level was $80.7 million and the Mandatory Control Level was $28.3 million. The Insurance Company’s adjusted capital at December 31, 2008 and 2007 was $370.9 million and $418.3 million, respectively, which exceeds all four action levels.

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

The amount of these assessments against the Insurance Company in 2008 and prior years have not been material.  However, the amount and timing of any future assessment against the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Corporation and the Insurance Company.  As such, no reasonable estimate of such assessments can be made.

14.  ANNUITY AND UNIVERSAL LIFE DEPOSITS

The Company offers, among other products, annuity and universal life insurance.  The amounts received as deposits for each of the years ended December 31 are as follows:

	2008	2007	2006
	(in thousands)
Universal Life	$1,381	$1,451	$1,474
Annuity	143,883	136,467	163,648

Total	$145,264	$137,918	$165,122

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

A reconciliation of the Insurance Company’s net income (loss) as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2008, 2007 and 2006 is set forth in the following table:

(in thousands)	2008	2007	2006
Statutory net income	$16,932	$59,141	$74,976

Reconciling items:
Deferred policy acquisition costs	(6,085)	(12,345)	(9,020)
Investment income difference	5,905	7,714	(9,033)
GAAP Deferred taxes	12,384	2,698	(197)
Policy liabilities and accruals	10,036	7,053	15,449
IMR amortization	(3,482)	(3,056)	(2,938)
IMR capital gains	1,075	9,676	494
Payor Swaptions	(6,499)	(8,314)	(15,307)
Federal income taxes	-	(693)	(3,831)
Other	(488)	550	287
Non-insurance company’s net income	(11,194)	1,258	(1,167)

GAAP net income	$18,584	$63,682	$49,713

A reconciliation of the Insurance Company’s shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31 is set forth in the following table:

(in thousands)	2008	2007
Statutory shareholders’ equity	$329,039	$360,373

Reconciling items:
Asset valuation and interest maintenance reserves	112,985	131,494
Investment valuation differences	(281,500)	65,364
Deferred policy acquisition costs	122,338	77,721
Policy liabilities and accruals	144,847	135,151
Difference between statutory and GAAP deferred taxes	20,134	(95,510)
Other	(3,880)	(2,754)
Non-insurance company’s shareholders’ equity	(3,909)	(9,884)

GAAP shareholders’ equity	$440,054	$661,955

16.  SUBSEQUENT EVENTS

On February 17th, 2009, the Corporation retired the remaining $67 million of its 7 7/8%, $100 million Senior Note.

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

December 31,
	2008	2007

ASSETS:
Investment in subsidiaries at equity	$444,054	$671,928
Cash in bank	(24)	49
Real estate, net	35	35
Fixed maturities, available for sale	3,046	54,422
Investments, common stocks	339	1,003
Short-term investments	44,498	13,853
Other long-term investments	2	20,322
Deferred debt issue costs	24	233
Other assets	17,515	4,160

TOTAL ASSETS	$509,489	$766,005

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Notes payable, long term	66,500	90,195
Other liabilities	2,935	13,855

TOTAL LIABILITIES	69,435	104,050

Total Shareholders' Equity	440,054	661,955

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$509,489	$766,005

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(in thousands)
Year Ended December 31,
	2008	2007	2006
REVENUES:
Income from rents	$ 835	$ 819	$ 803
Investment income	582	7,048	8,764
Realized investment (losses) gains	(8,518)	6,205	3,863

Total Revenues	(7,101)	14,072	13,430

EXPENSES:
Operating and administrative	3,011	2,423	1,734
Interest	7,353	10,087	11,593

Total Expenses	10,364	12,510	13,327

(Loss) Income before federal income taxes
and equity in income of subsidiaries	(17,465)	1,562	103

Federal income tax (benefit) expense	(6,269)	305	1,272
(Loss) Income before equity in income of subsidiaries	(11,196)	1,257	(1,169)

Equity in income of subsidiaries	29,780	62,425	50,882

Net income	$ 18,584	$ 63,682	$ 49,713

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

	2008	2007	2006
Operating Activities:
Net Income	$ 18,584	$ 63,682	$ 49,713
Adjustments to reconcile net income to
net cash provided by operating activities:
Realized investment losses (gains)	8,518	(6,205)	(3,863)
Depreciation and amortization	744	871	893
Stock Option Compensation	1,075	1,129	562
Equity in income of subsidiary companies	(29,780)	(62,425)	(50,882)
Deferred Federal income taxes	(3,068)	1,526	349
Dividend from Subsidiaries	35,700	32,000	20,000
Changes in:
Accrued investment income	1,107	587	168
Amounts due from security transactions	(12,981)	-	-
Accounts payable and accrued expenses	(129)	9	144
Other assets and liabilities	(3,464)	(564)	1,007

Net Cash Provided By Operating Activities	16,306	30,610	18,091

Investing Activities:
Purchase of fixed maturities	-	(387)	(10,436)
Sale of fixed maturities	35,185	31,185	15,494
Common stock acquisitions	-	(13,140)	(18,170)
Common stock sales	338	28,066	23,384
Other invested asset acquisitions	16,980	(16,980)	-
(Increase) decrease in short-term investments	(30,645)	10,815	(12,471)

Net Cash Provided by (Used In) Investing Activities	21,858	39,559	(2,199)

Financing Activities:
Dividends to shareholders	(14,780)	(14,018)	(11,784)
Repayment of short-term debt	-	(50,000)	-
Retirement of senior notes	(23,695)	(9,756)	-
Repurchase of common stock	238	1,095	545

Net Cash Used In Financing Activities	(38,237)	(72,679)	(11,239)

(Decrease) Increase in Cash	(73)	(2,510)	4,653

Cash at Beginning of Year	49	2,559	(2,094)

Cash at End of Year	$ (24)	$ 49	$ 2,559

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES								Schedule III
SUPPLEMENTAL INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column F-1	Column G	Column H	Column I	Column J	Column K
Benefits,
Claims, Losses,
		Future Policy						Interest
		Benefits,		Other				Credited to
		Losses, Claims,		Policy		Mortality,		Account	Amortization
	Deferred	Loss Expenses,		Claims		Surrender		Balances	of Deferred
	Policy	and Policy-		and		and Other	Net	and	Policy	Other
	Acquisition	holder Account	Unearned	Benefits	Premium	Charges to	Investment	Settlement	Acquisition	Operating	Premiums
	Costs	Balances	Premiums	Payable	Revenue	Policyholders	Income	Expenses	Costs	Expenses	Written

Year Ended December 31, 2008
Life Insurance	$ 16,315	$ 236,168	$ -	$ -	$ 11,160	$ 38	$ 17,293	$ 20,205	$ 2,331	$ 7,591
Annuity	106,023	2,913,191	-	-	30,668	838	244,315	184,642	12,005	18,380
Accident and Health	-	3,061	-	-	5,015	-	127	2,538	-	2,166	$ 5,015
Total	$ 122,338	$ 3,152,420	$ -	$ -	$ 46,843	$ 876	$ 261,735	$ 207,385	$ 14,336	$ 28,137	$ 5,015

Year Ended December 31, 2007
Life Insurance	$ 16,048	$ 231,320	$ -	$ -	$ 11,166	$ 16	$ 16,818	$ 18,836	$ 2,537	$ 7,320
Annuity	61,673	3,068,185	-	-	24,788	1,179	277,922	195,563	21,147	20,228
Accident and Health	-	2,318	-	-	4,468	-	120	2,294	-	1,741	$ 4,468
Total	$ 77,721	$ 3,301,823	$ -	$ -	$ 40,422	$ 1,195	$ 294,860	$ 216,693	$ 23,684	$ 29,289	$ 4,468

Year Ended December 31, 2006

Life Insurance	$ 15,255	$ 223,622	$ -	$ -	$ 9,355	$ 41	$ 17,121	$ 16,892	$ 1,791	$ 6,657
Annuity	65,814	3,469,180	-	-	27,601	1,288	299,179	222,066	19,283	20,205
Accident and Health	-	2,503	-	-	4,476	-	115	2,381	-	1,010	$ 4,476
Total	$ 81,069	$ 3,695,305	$ -	$ -	$ 41,432	$ 1,329	$ 316,415	$ 241,339	$ 21,074	$ 27,872	$ 4,476

REINSURANCE (in thousands)				Schedule IV

Column A	Column B	Column C	Column D	Column E
			Assumed
		Ceded to	From
	Gross	Other	Other	Net
	Amount	Companies	Companies	Amount

Year Ended December 31, 2008
Life Insurance in Force	$ 1,182,155	$ 656,997	$ 1,007,618	$ 1,532,776

Premiums:
Life Insurance	15,991	5,917	1,086	11,160
Annuity	30,668	-	-	30,668
Accident and Health Insurance	8,437	3,422	-	5,015

Total	$ 55,096	$ 9,339	$ 1,086	$ 46,843

Year Ended December 31, 2007
Life Insurance in Force	$ 1,230,057	$ 710,494	$ 1,031,541	$ 1,551,104

Premiums:
Life Insurance	14,601	4,778	1,343	11,166
Annuity	24,788	-	-	24,788
Accident and Health Insurance	6,350	1,882	-	4,468

Total	$ 45,739	$ 6,660	$ 1,343	$ 40,422

Year Ended December 31, 2006
Life Insurance in Force	$ 1,253,908	$ 755,516	$ 1,185,426	$ 1,683,818

Premiums:
Life Insurance	13,113	5,076	1,318	9,355
Annuity	27,601	-	-	27,601
Accident and Health Insurance	6,403	1,927	-	4,476

Total	$ 47,117	$ 7,003	$ 1,318	$ 41,432

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

Date: March 12, 2009

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

Date: March 12, 2009

/s/Charles Snyder

                                                                                                                                 ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.01

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Herbert Kurz

Herbert Kurz

Chief Executive Officer

March 12, 2009

Exhibit 32.02

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(3)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

Charles Snyder

Treasurer and Chief Financial Officer

March 12, 2009

S-9