Form 10-Q
period 2009-06-30
PRESIDENTIAL LIFE CORP
filed 2009-08-07
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009	Commission file number 0-5486

Presidential Life Corporation

Delaware	13-2652144
(State of incorporation)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of August 6, 2009 was 29,574,697.

INDEX

Part I	Financial Information		Page No.

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	June 30, 2009 (Unaudited) and December 31, 2008		3

	Condensed Consolidated Statements of Operation (Unaudited)
	For the Six months ended June 30, 2009 and 2008		4

	Condensed Consolidated Statements of Operations (Unaudited)
	For the Three months ended June 30, 2009 and 2008		5

	Condensed Consolidated Statements of Shareholders'
	Equity (Unaudited) - For the Six months ended
	June 30, 2009 and 2008		6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	For the Six months ended June 30, 2009 and 2008		7

	Notes to Condensed Consolidated Financial Statements (Unaudited)		8-19

Item 2.	Management's Discussion and Analysis of		20-30
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		31

Item 4.	Controls and Procedures		31

Part II -	Other Information		32

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			33-34

Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			35
			36
			37
			38

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Amortized cost of
$2,994,800 and $3,017,422 respectively)	$ 2,838,481	$ 2,725,091
Common stocks (Cost of $1,105 and
$1,100, respectively)	2,463	2,979
Derivative instruments, at fair value	3,203	507
Real estate	415	415
Policy loans	19,238	18,945
Short-term investments	308,453	342,238
Other long-term investments	213,481	290,692
Total Investments	3,385,734	3,380,867

Cash and cash equivalents	4,587	3,820
Accrued investment income	41,122	40,986
Amounts due from security transactions	-	13,017
Deferred policy acquisition costs	106,346	122,338
Furniture and equipment, net	475	538
Amounts due from reinsurers	14,181	14,839
Federal income taxes recoverable	28,915	24,801
Deferred federal income taxes, net	60,439	78,810
Other assets	1,245	1,292
TOTAL ASSETS	$ 3,643,044	$ 3,681,308

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 2,436,214	$ 2,429,635
Future policy benefits:
Annuity	639,108	639,547
Life and accident and health	74,434	72,221
Other policy liabilities	11,088	11,017
Total Policy Liabilities	3,160,844	3,152,420

Notes payable	-	66,500
Deposits on policies to be issued	1,765	2,959
General expenses and taxes accrued	1,788	3,487
Other liabilities	16,566	15,888
Total Liabilities	3,180,963	3,241,254

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,574,697 and 29,574,315 shares, respectively	296	296
Additional paid in capital	6,295	5,851
Accumulated other comprehensive loss	(101,818)	(137,160)
Retained earnings	557,308	571,067
Total Shareholders’ Equity	462,081	440,054
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,643,044	$ 3,681,308

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	SIX MONTHS ENDED JUNE 30, (UNAUDITED)
REVENUES:	2009	2008
Insurance Revenues:
Premiums	$ 7,206	$ 7,528
Annuity considerations	15,126	16,766
Universal life and investment type policy fee income	1,146	1,521
Net investment income	79,390	135,173
Realized investment losses	(4,160)	(3,438)
Other income	1,716	1,208

TOTAL REVENUES	100,424	158,758

BENEFITS AND EXPENSES:
Death and other life insurance benefits	6,901	7,745
Annuity benefits	38,890	42,332
Interest credited to policyholders' account balances	54,250	56,371
Interest expense on notes payable	753	3,954
Other interest and other charges	650	614
Increase/(decrease) in liability for future policy benefits	1,114	(1,607)
Commissions to agents, net	6,119	4,455
General expenses and taxes	8,976	9,246
Change in deferred policy acquisition costs	(1,867)	4,068

TOTAL BENEFIT AND EXPENSES	115,786	127,178

Income (loss) before income taxes	(15,362)	31,580

(Benefit) provision for income taxes
Current	(4,680)	16,242
Deferred	(620)	(5,347)
	(5,300)	10,895

NET (LOSS) INCOME	$ (10,062)	$ 20,685

Earnings per common share, basic	$ (.34)	$ .70
Earnings per common share, diluted	$ (.34)	$ .70

Weighted average number of shares outstanding during the period, basic	29,574,416	29,555,204
Weighted average number of shares outstanding during the period, diluted	29,574,416	29,627,569

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	THREE MONTHS ENDED JUNE 30, (UNAUDITED)
REVENUES:	2009	2008
Insurance Revenues:
Premiums	$ 3,447	$ 3,778
Annuity considerations	10,909	9,731
Universal life and investment type policy fee income	541	626
Net investment income	43,550	69,553
Realized investment losses	(709)	(4,476)
Other income	1,587	683

TOTAL REVENUES	59,325	79,895

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,295	3,975
Annuity benefits	19,434	20,266
Interest credited to policyholders' account balances	27,348	27,842
Interest expense on notes payable	-	1,977
Other interest and other charges	386	375
Increase in liability for future policy benefits	5,078	1,709
Commissions to agents, net	2,990	1,952
General expenses and taxes	3,981	5,170
Change in deferred policy acquisition costs	(702)	1,742

TOTAL BENEFIT AND EXPENSES	61,810	65,008

Income (loss) before income taxes	(2,485)	14,887

(Benefit) provision for income taxes
Current	1,484	5,632
Deferred	(2,341)	(496)
	(857)	5,136

NET (LOSS) INCOME	$ (1,628)	$ 9,751

Earnings per common share, basic	$ (.05)	$ .33
Earnings per common share, diluted	$ (.05)	$ .33

Weighted average number of shares outstanding during the period, basic	29,574,516	29,556,621
Weighted average number of shares outstanding during the period, diluted	29,574,516	29,624,847

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(in thousands, except per share data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2008	$ 295	$ 4,538	$ 565,418	$ 91,704	$ 661,955

Comprehensive Income:

Net Income			20,685		20,685

Rate Lock Adjustment				(404)	(404)

Net Unrealized Investment Losses				(75,545)	(75,545)

Comprehensive Income					(55,264)

Issuance of Shares Under stock option plan	1	120			121

Share Based Compensation		566			566

Dividends paid to Shareholders ($.125 per share)			(7,391)		(7,391)

Balance at June 30, 2008	$ 296	$ 5,224	$ 578,712	$ 15,755	$ 599,987

Balance at January 1, 2009	$ 296	$ 5,851	$ 571,067	$ (137,160)	$ 440,054

Comprehensive Income:

Net Loss			(10,062)		(10,062)

Net Unrealized Investment Gains				35,342	35,342

Comprehensive Income					25,280

Issuance of Shares Under stock option plan		4			4

Share Based Compensation		440			440

Dividends paid to Shareholders ($.0625 per share)			(3,697)		(3,697)

Balance at June 30, 2009	$ 296	$ 6,295	$ 557,308	$ (101,818)	$ 462,081

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

SIX MONTHS ENDED JUNE 30, (UNAUDITED)
	2009	2008
OPERATING ACTIVITIES:
Net (Loss) income	$ (10,062)	$ 20,685
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(620)	(5,347)
Depreciation and amortization	162	463
Stock option expense	440	566
Net accrual of discount on fixed maturities	(8,299)	(9,668)
Realized investment losses	4,160	3,438
Other than temporary impairments recognized /other long-term investments	7,726	-
Changes in:
Accrued investment income	(136)	3,095
Deferred policy acquisition cost	(1,867)	4,068
Federal income tax recoverable	(4,114)	(3,267)
Liability for future policy benefits	1,774	256
Liability for amounts due brokers	-	1,950
Other items	3,490	469

Net Cash (Used In) Provided By Operating Activities	$ (7,346)	$ 16,708

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(133,944)	(253,073)
Maturities, calls and repayments	10,411	-
Sales	147,598	319,339
Common Stocks:
Acquisitions	(4)	-
Sales	-	218
Decrease in short-term investments and policy loans	33,492	18,317
Other long-term investments:
Additions to other long-term investments	(19,016)	(35,195)
Distributions from other long-term investments	25,433	19,900
Amount due from security transactions	13,017	15,361

Net Cash Provided By Investing Activities	$ 76,987	$ 84,867

FINANCING ACTIVITIES:
Increase (decrease) in policyholders’ account balances	6,579	(75,309)
Bank overdrafts	(4,066)	(12,464)
Deposits on policies to be issued	(1,194)	(6,593)
Issuance of common stock	4	121
Retirement of Senior Notes	(66,500)	-
Dividends paid to shareholders	(3,697)	(7,391)

Net Cash Used In Financing Activities	$ (68,874)	$ (101,636)

Increase (decrease) in Cash and Cash Equivalents	767	(61)
Cash and Cash Equivalents at Beginning of Period	3,820	3,631

Cash and Cash Equivalents at End of Period	$ 4,587	$ 3,570

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 208	$ 19,508

Interest Paid	$ 2,618	$ 3,551

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

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Management believes that, although the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on Form 10-K on March 12, 2009.

We manage and report our business as a single segment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS 131”), which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 91%) and life insurance (approximately 9%).  The nature of these two product lines is sufficiently similar to permit their aggregation as a single reporting segment.  Approximately 71% of our life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and the Company does not take mortality charges on either product.  Moreover, the two products carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility with overlapping administrative functions.  The products are also directed at a similar market, namely, mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both the Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

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

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking and substantially all of their investments are at fair value.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships, with the exception of hedge fund limited partnerships, to typically make quarterly distributions (to the extent that distributions are available) of partnership earnings.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there is generally a reporting lag of up to one year for recording investment income that is not distributed during the year, which may result in significant adjustments in the subsequent year.  During periods of rapid growth in the economy, or rapid declines, the delayed impact on market values, either positive or negative, may be more pronounced.  The adjustments to its estimates of investment income recorded during the preceding year (“true-up”) for the six month periods ended June 30, 2009 and June 30, 2008 resulted in a decrease in net investment income of approximately $11.3 million and an increase of approximately $16.7 million, respectively.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there is also generally a one-year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2009.  Net unrealized losses (cumulative, after tax effects) totaled approximately $15.3 million at June 30, 2009 and a net unrealized gain of $25.7 million at December 31, 2008 and are included in the balance sheet under other comprehensive income.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements plus capital contributions subsequently made by the Company less subsequent distributions received from the partnerships.  Other long term investments totaled approximately $213.5 million as of June 30, 2009 and $290.7 million as of December 31, 2008.  As of June 30, 2009, the Company was committed to contribute, if called upon, an aggregate of approximately $102.7 million of additional capital to certain of these limited partnerships.  Commitments of $12.0 million, $4.6 million, $38.7 million and $47.4 million will expire in 2009, 2010, 2011 and 2012, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.

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

H.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the first six months.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the six months ended June 30, 2009 and 2008 was 29,574,416 and 29,627,569, respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS during the six months ended June 30, 2009 or 2008.

Options totaling 978,079 and 78,434 shares of common stock for the six months ended June 30, 2009 and June 30, 2008, respectively were not included in the computation of weighted average shares because the impact of these options was antidilutive.

I.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 was issued to amend FASB Interpretation No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS No. 167 shall be effective as of the Company’s first annual reporting period and interim reporting periods beginning after November 15, 2009.   The Company is in the process of evaluating the impact, if any, of applying this standard on its financial position, results of operations and cash flows.

In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP) which was launched on July 1, 2009.  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Company during its interim period ending September 30, 2009 and is not expected to have an impact on its financial condition or results of operations.  The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009.  Since SFAS 165 only requires additional disclosures, the adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4).  FSP FAS 157-4 clarifies fair valuation in inactive markets and includes all assets and liabilities subject to fair valuation measurements. This staff position requires enhanced disclosures related to fair valued assets and liabilities. The Company adopted this FSP as of June 30, 2009 with no significant change to the Company’s financial condition or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2).  FSP FAS 115-2 and FAS 124-2 provide additional guidance regarding other-than-temporary impairment of debt securities and changes in the recognition and presentation of debt securities determined to be other-than-temporarily impaired. The FSP requires an enterprise to bifurcate any other-than-temporary impairment between credit and non-credit impairments and then establishes accounting treatment for each aspect, in current and subsequent periods. This staff position also requires retroactive application to other-than-temporary impairments recorded in prior periods by making a cumulative-effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income (loss) in the period of adoption. The Company adopted this FSP as of June 30, 2009 with no significant change to the Company’s financial condition or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 expand the fair value disclosures required for all financial instruments within the scope of FAS 107 to interim periods. The staff position also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The Company adopted this FSP during the second quarter of 2009 resulting in additional financial disclosures in Note 10 of the Company’s consolidated financial statements.

In December 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46-(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP No. FAS 140-4 and FIN 46(R)-8”) (FSP No. FAS 140-4 and FIN 46(R)-8 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46(R), to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP No. FAS 140-4 and FIN 46(R)-8 is related to disclosure only and became effective in the first quarter of 2009.  The adoption of the requirements did not have an impact on our consolidated financial position or results of operations.

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

2.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of June 30, 2009.

The following information summarizes the components of net investment income:

	For the six months ended June 30, 2009 (in thousands)	For the six months ended June 30, 2008 (in thousands)

Fixed maturities	$ 98,188	$ 103,110
Limited Partnerships	(17,168)	26,250
Common stocks	738	1,274
Short-term investments	545	6,035
Other investment income	914	1,489
	83,217	138,158

Less investment expenses	3,827	2,985

Net investment income	$ 79,390	$ 135,173

	For the three months ended June 30, 2009 (in thousands)	For the three months ended June 30, 2008 (in thousands)

Fixed maturities	$ 49,121	$ 52,295
Limited Partnerships	(5,470)	16,077
Common stocks	731	10
Short-term investments	207	2,307
Other investment income	466	453
	45,055	71,142

Less investment expenses	1,505	1,589

Net investment income	$ 43,550	$ 69,553

The following table presents fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at June 30, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 3,636	$ 565	$ 7,178	$ 2,827	$ 10,813	$ 3,392
Corporate Bonds	404,868	44,262	821,154	156,145	1,226,022	200,407
Preferred Stocks	20,869	3,914	58,916	26,737	79,786	30,651
Subtotal Fixed Maturities	429,373	48,741	887,248	185,709	1,316,621	234,450
Common Stock	76	330	0	0	76	330
Total Temporarily Impaired Securities	$429,449	$ 49,071	$ 887,248	$ 185,709	$1,316,697	$ 234,780

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

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by June 30, 2009.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 48,741	20.79
Twelve months or more	185,709	79.21
Total	$ 234,450	100.00

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2008.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 171,459	48.20
Twelve months or more	184,254	51.80
Total	$ 355,713	100.00

As of June 30, 2009 and December 31, 2008, the Company had approximately $78.1 million and $63.4 million, respectively, of gross unrealized gains in fixed maturities.

The Company’s investments are concentrated in fixed income securities that are exposed to a variety of risks, including interest rate and credit risk, which can significantly impact fluctuations in overall market valuation. During the first six months of 2009, the portfolio experienced a rise in market value caused by a substantial tightening in corporate bond spreads against U.S. Treasuries.  Spreads on 10-year, A-rated industrial bonds, a significant investment sector of the Company’s corporate bond portfolio, tightened from 370 basis points higher than 10-year Treasuries at December 31, 2008 to 187 over the 10-year Treasury at June 30, 2009, as evidenced by the Bank of America/Merrill Lynch Corporate Spline Index.  BBB-rated industrial bonds tightened from 665 basis points higher than the 10-year Treasury yield at year-end 2008 to 340 over the U.S Treasury yield at June 30, 2009. This tightening in corporate spreads caused a rise in market value for the Company’s fixed income portfolio, resulting in a corresponding increase in the Company’s book value.  Presidential’s book value per share increased from $14.88 per share at December 31, 2008 to $15.62 at June 30, 2009.

Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.   The Company had approximately $8.9 million and $7.7 million in write-downs attributable to other than temporary impairments in fixed maturities and other long term investments, respectively for the six months ended June 30, 2009.

One of the Insurance Company’s Limited Partnership investments has assets of approximately $9 million located at the prime brokerage unit of Lehman Brothers International (Europe) (“LBIE”), located in the United Kingdom.  Since September 2008 when Lehman Brothers filed for bankruptcy, the assets were frozen and the claims to such assets are subject to the resolution of the bankruptcy proceedings. In March 2009, the Company incurred an impairment of $981,000 against the limited partnership investment.

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

5.

NET UNREALIZED INVESTMENT GAINS/(LOSSES)

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the Six months ended June 30, 2009:	(in thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 40,366	$ (14,128)	$ 26,238
Plus: reclassification adjustment for losses realized in net income	(4,160)	1,456	(2,704)
Change related to deferred policy acquisition costs	18,166	(6,358)	11,808
Net unrealized investment gains	$ 54,372	$ (19,030)	$ 35,342

For the Six months ended June 30, 2008:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (99,403)	$ 34,791	$ (64,612)
Plus: reclassification adjustment for losses realized in net income	(3,438)	1,203	(2,235)
Change related to deferred policy acquisition costs	(13,382)	4,684	(8,698)
Net unrealized investment losses	$ (116,223)	$ 40,678	$ (75,545)

6.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employees’ salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $173,500 and $162,300 into this plan during the six months ended June 30, 2009 and June 30, 2008, respectively.

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

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of June 30, 2009 to be 34.5%.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $2,000,000 increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.   The balance of the unrecognized tax benefits was $2,426,454 at December 31, 2008 and $2,537,122 as of June 30, 2009.  If recognized, this entire adjustment would reduce the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the FIN 48 liability above was $364,000 as of December 31, 2008 and $474,000 as of June 30, 2009.

As of June 30, 2009, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

8.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of June 30, 2009, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

9.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 7, 2009, which is the date these financial statements were issued.

10.

FAIR VALUE MEASUREMENTS

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

The Company determines the fair value of its limited partnership investments based upon financial reports and valuations provided by the general partners.  During 2008, the Company’s unrealized gain from its limited partnership investments decreased by $39.6 million (pre-tax), which carried a book value of $290.7 million at December 31, 2008.  In the first six months of 2009, the Company’s unrealized gain of $39.6 million at December 31, 2008 decreased by $63.1 million (pre-tax) to an unrealized loss of $23.5 million at June 30, 2009.  The limited partnership investments carried a book value of $213.5 million at June 30, 2009.

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

June 30, 2009	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	$2,838,481	$2,838,481
Common Stock	2,463	2,463
Derivatives	3,203	3,203
Policy Loans	19,238	19,238
Cash and Short-Term Investments	313,040	313,040
Other Long-Term Investments	213,481	213,481
Liabilities
Policyholders' Account Balances	$2,436,214	$2,482,122

December 31, 2008	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	$2,725,091	$2,725,091
Common Stock	2,979	2,979
Derivatives	507	507
Policy Loans	18,945	18,945
Cash and Short-Term Investments	346,058	346,058
Other Long-Term Investments	290,692	290,692
Liabilities
Policyholders' Account Balances	$2,429,635	$2,611,399
Note Payable	66,500	66,500

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

Fixed Maturities

The Company utilizes a pricing service to estimate fair value measurements for approximately 97.9% of its fixed maturities.  The majority of the remaining fair value measurements are based on non-binding broker prices.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets, such as U.S Treasury Securities.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications and models which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.   Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios for issues that have early redemption features.

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

For private equity, the Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there may be up to a one year reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there may be up to a one year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2009.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at June 30, 2009 in the amount disclosed in Level 3.

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

($ in thousands)	Fair Value Measurements Using

Description	As of 6/30/2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities	2,838,481	254,107	2,578,148	6,226
Common Stock	2,463	1,132	1,255	76
Derivatives	3,203	-	3,203	-
Cash and cash equivalents	4,587	4,587	-	-
Short-Term investments	308,453	-	308,453	-
Other Long-Term Investments	213,481	-	-	213,481

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)	Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Other Long-Term Investments	Common Stock	Fixed Maturities	Total
For the Six Months Ended June 30, 2009
Beginning Balance at December 31, 2008	290,692	249	4,296	295,237
Total gains or losses (realized/unrealized)
Included in earnings	(7,726)	-	(32)	(7,758)
Included in other comprehensive income	(63,067)	(173)	86	(63,154)
Purchases, issuances, and settlements	(6,418)	-	(1,145)	(7,563)
Transfers in and /or out of Level 3	-	-	3,021	3,021
Ending Balance at June 30, 2009	213,481	76	6,226	219,783
For the Three Months Ended June 30, 2009
Beginning Balance at April 1, 2009	246,134	249	9,857	256,240
Total gains or losses (realized/unrealized)
Included in earnings	(3,940)	-	(28)	(3,968)
Included in other comprehensive income	(29,679)	(173)	100	(29,752)
Purchases, issuances, and settlements	966	-	(697)	269
Transfers in and /or out of Level 3	-	-	(3,006)	(3,006)
Ending Balance at June 30, 2009	213,481	76	6,226	219,783

The table below summarizes the fair value and balance sheet location of the Company’s outstanding derivatives at June 30, 2009 and December 31, 2008.

Fair Values of Derivative Instruments

($ in thousands)	Asset Derivatives
	As of June 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Payor Swaptions	Derivative Instruments	$3,203	Derivatives Instruments	$507

Total derivatives not designated as hedging instruments under Statement 133		$3,203		$507

Total derivatives		$3,203		$507

The table below summarizes the fair value and income statement location of the Company’s outstanding derivatives at June 30, 2009 and June 30, 2008.

Derivatives Not Designated as Hedging Instruments under Statement 133 ($ in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Six months ended June 30,
		2009	2008

Payor Swaptions	Realized investment gains (losses)	$ 2,696	$ (2,209)

Total		$ 2,696	$ (2,209)

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

Executive Overview

Negative market conditions have significantly impacted the financial markets and accordingly, the Company’s investments and revenues.  The volatility and disruption in today’s economy has reached unprecedented levels and the adverse changes that have come about have negatively affected our results of operations.  Our limited partnership portfolio has been significantly affected in this recession and their returns, once robust, have turned negative in the first half of 2009.  This coupled with very low returns from our short-term investment portfolio and realized investment losses, has resulted in a net loss during the first six months of 2009.

Results

Basic earnings (loss) per share were $(.34) and $.70 for the six-month periods ended June 30, 2009 and 2008, respectively.  Our total revenues in the first six months of 2009 and 2008 were approximately $100.4 million and approximately $158.8 million, respectively.  The decrease from 2008 to 2009 was primarily due to a decrease in net investment income from $135.2 million in 2008 to $79.4 million in 2009, a decrease of approximately $55.8 million.

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

Results of Operations

A Comparison of the significant items for the six months ended June 30, 2009 with the same period in 2008 and a comparison of significant items for the three months ended June 30, 2009 with the same period in 2008.

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased from approximately $24.3 million for the six months ended June 30, 2008 to approximately $22.3 million for the six months ended June 30, 2009.  Of this amount, annuity considerations were approximately $15.1 million for the six months ended June 30, 2009 as compared to approximately $16.8 million for the six months ended June 30, 2008.  The decrease is primarily due to decreased sales in our immediate annuities with life contingencies.  In accordance with GAAP, sales of single premium deferred annuities and single premium immediate income annuities without life contingencies are not reported as insurance revenues, but rather as additions to policyholder account balances.  Based on statutory accounting, revenue from sales of single premium annuities were approximately $121.9 million and approximately $89.3 million during the six months ended June 30, 2009 and June 30, 2008, respectively, an increase of approximately $32.6 million due to increased sales in deferred annuities.

Policy Fee Income

Universal life and investment type policy fee income was approximately $1.1 million for the six-month period ended June 30, 2009 and approximately $1.5 million for the six-month period ended June 30, 2008.

Net Investment Income

Net investment income totaled approximately $79.4 million during the first six months of 2009, as compared to approximately $135.2 million during the first six months of 2008.  This represents a decrease of approximately $55.8 million.  This decrease is primarily due to a decrease in income from limited partnerships of $43.4 million, a decrease in income from short-term investments of $5.5 million and a decrease in income from fixed maturities of $4.9 million.  The decrease in investment income from the limited partnerships is largely reflective of the current uncertainty in today’s economy and the inherent volatility in the Company’s limited partnership portfolio. The decrease in income from short-term investments was primarily due to lower short-term interest rates.  The Company's ratios of net investment income to average cash and invested assets  (based on book value) less net investment income for the six month periods ended June 30, 2009 and June 30, 2008 were 4.47% and 7.24%, respectively.

The Company had net investment income of $43.6 million and $69.6 million for the three month periods ended June 30, 2009 and June 30, 2008, respectively.  The variance of approximately $26.0 million is primarily due to the decrease in income from the limited partnerships.

Net Realized Investment Gains and Losses

Realized investment losses amounted to approximately $4.2 million during the first six months of 2009, as compared to investment losses of approximately $3.4 million during the first six months of 2008.  The increase of approximately $0.8 million was primarily due to a realized loss on fixed maturities of approximately $5.5 million in the first half of 2009 that was offset by realized gains on the payor swaptions of approximately $4.9 million.  The realized loss on fixed maturities was primarily due to write downs in the bond portfolio.  The change in the fair value of the derivative instruments is reflected in the income statement as a realized loss or gain.

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

The Company had realized investment losses of $.7 million for the three months ended June 30, 2009 and $4.5 million in realized losses for the three months ended June 30, 2008.  The decrease of approximately $3.8 million is primarily due the change in the fair value of the payor swaptions.

Total Benefits and Expenses

Total benefits and expenses for the three months ended June 30, 2009, totaled $61.8 million, a decrease of $3.2 million from the $65.0 million recorded from the three months ended June 30, 2008.  For the six months ended June 30, 2009, total benefits and expenses aggregated approximately $115.8 million, as compared to approximately $127.2 million for the six months ended June 30, 2008.  This represents a decrease of approximately $11.4 million from the first six months of 2008.  The reasons for this decrease are discussed in the following paragraphs.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $101.8 million for the six months ended June 30, 2009, as compared to approximately $105.5 million for the six months ended June 30, 2008. This represents a decrease of $3.7 million.  The decrease is primarily due to a reduced amount of annuity policies inforce from 2008 and therefore less interest and benefits paid to policyholders.

The Insurance Company’s average credited rate for reserves and account balances for the six months ended June 30, 2009 was greater than the Company’s ratio of net investment income to mean assets (based on book value).  For the six months ended June 30, 2008, the Insurance Company’s average credited rate for reserves and account balances was less than the Company’s ratio of net investment income to mean assets (based on book value).  There can be no assurance that the Company's ratio of net investment income to book value mean assets (the "Spread"),will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will broaden the Spread.  The actual spread, excluding capital gains, for the six months ended June 30, 2009 was (.80)% compared to 2.01% for the same period in 2008.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $.8 million for the six months ended June 30, 2009, and approximately $4.0 million for the six months ended June 30, 2008.  On February 17th, 2009, the Corporation retired the remaining $67 million of its 7 7/8%, $100 million Senior Note.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $15.1 million for the six months ended June 30, 2009, as compared to approximately $13.7 million for the six months ended June 30, 2008.  This represents an increase of approximately $1.4 million.  The increase was primarily due to an increase in commissions on new premiums.

Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the six months ended June 30, 2009 resulted in a benefit of approximately $1.9 million, as compared to a charge of approximately $4.1 million for the six months ended June 30, 2008.

The change in net DAC is attributable to the costs associated with product sales, which have been deferred, (accounting for a credit of approximately $5.8 million in the first six months of 2009 and $3.9 million in the first six months of 2008).  Another portion of such change is due to amortization of the DAC of deferred annuity business.  Such changes accounted for a charge of approximately $1.4 million in the first six months of 2009 as compared to a charge of approximately $5.1 million in the first six months of 2008.  The balance of the change in net DAC is due to the amortization of the DAC for the remainder of the business including traditional, universal life and immediate annuities (accounting for a charge of approximately $2.5 million for the first six months 2009 and $2.9 million for the first six months of 2008).

The change in the net DAC for the three months ended June 30, 2009 resulted in a benefit of approximately $0.7 million, as compared to a charge of approximately $1.7 million for the three months ended June 30, 2008.

DAC is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized with corresponding credits or charges included in accumulated other comprehensive income.  The significant change in the unrealized losses caused the resulting DAC amortization to increase $18.2 million from ($40.0) million at December 31, 2008 to ($21.8) million at June 30, 2009.

Income Before Income Taxes

For the reasons discussed above, income (loss) before income taxes amounted to approximately ($15.4) million for the six months ended June 30, 2009, as compared to approximately $31.6 million for the six months ended June 30, 2008 and ($2.5) million for the three months ended June 30, 2009, as compared to approximately $14.9 million for the three months ended June 30, 2008.

Income Taxes

Income tax (benefit) expense was approximately ($.9) million for the three months ended June 30, 2009 as compared to $5.1 million for the three months ended June 30, 2008. Income tax (benefit) expense was approximately ($5.3) million for the six months ended June 30, 2009 as compared to $10.9 million for the six months ended June 30, 2008.  The income tax benefit in 2009 is attributable the current year’s loss on income.

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of June 30, 2009 and June 30, 2008 to be 34.5%.

Federal income tax recoverable amounted to $28.9 million at June 30, 2009.  This is attributable to prior year’s tax overpayments as well as the tax benefits incurred from the first six months 2009 net loss.  The Company has the ability to carry-back these losses to prior years.

Net Income

For the reasons discussed above, the Company had a net loss of approximately $10.1 million during the six months ended June 30, 2009 and a net income of approximately $20.7 million during the six months ended June 30, 2008.  The Company had a net loss of $1.6 million for the three months ended June 30, 2009 and a net income of $9.8 million for the three months ended June 30, 2008.

Accumulated Other Comprehensive Income

Accumulated other comprehensive losses decreased from approximately $137.2 million at December 31, 2008 to $101.8 million at June 30, 2009.  The decrease was due to a decrease in net unrealized investment losses, net of taxes, during the first six months of the year of approximately $35.3 million.  Tightening bond spreads and general economic and market conditions were the primary reasons for the decrease.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal sources of cash are interest on its investments, dividends from the Insurance Company, and rent from its real estate.  During the first half of 2009, the Company's Board of Directors declared quarterly cash dividends of $0.0625 per share payable on April 1, 2009 and July 1, 2009.  During the first six months of 2009 the Company did not purchase or retire any shares of common stock.

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

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 45.6% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  Due to increased competition, and an increasing amount of policies with expiring surrender changes, we experienced an increase in surrenders on our annuity products in 2007 and 2008.  Policyholder account balance surrenders totaled approximately $97.8 million and $148.8 million for the six-month periods ending June 30, 2009 and 2008, respectively. In 2009, approximately 6.9% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently managed this business regardless of the rate trends.  The Company's ratio of surrenders to average reserves on its deferred annuity business for the first six months of 2009 is approximately 9.1% on an annualized basis.  As of December 31, 2008, the Company’s ratio of surrenders to average reserves on its deferred annuity business was 12.5%.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash (used in) provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately ($7.3) million and $16.7 million during the six months ended June 30, 2009 and 2008, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $77.0 million, and $84.9 million during the six months ended June 30, 2009 and 2008, respectively.

For purposes of the Company's condensed consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  Net cash used in the Company's financing activities amounted to approximately ($68.9) million and ($101.6) million during the six months ended June 30, 2009 and 2008, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

Given the Insurance Company's historic cash flow and current financial results, management believes that, for the next twelve months and for the reasonably foreseeable future, the Insurance Company's cash flow from investments and operating activities will provide sufficient liquidity for the operations of the Insurance Company, as well as provide sufficient funds to the Company, so that the Company will be able to pay its other operating expenses.   Due to the extraordinary nature of the current economic climate, the Company can make no reasonable assurances with respect to the payment of future dividends.

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately 8.5% and 9.3% as of June 30, 2009 and December 31, 2008, respectively).  The effective duration of the Company's debt portfolio was approximately 4.7 years and 5.2 years as of June 30, 2009 and June 30, 2008, respectively.  The Company's fixed maturity investments are all classified as available for sale and may be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and various other economic conditions.

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

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of June 30, 2009 and December 31, 2008, approximately 6.8% and 4.6%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, of which approximately 99.95% were originally purchased as investment grade investments.  All of these are classified as available for sale and reported at fair value. As of June 30, 2009 and December 31, 2008, the carrying value of these securities was approximately $210.7 million and $142.3 million, respectively, (representing approximately 6.1% and 4.2% of the Company's investment portfolio, respectively).

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

As of June 30, 2009, the carrying value of the Company’s limited partnerships was approximately $213.5 million or 6.2% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At June 30, 2009, the Company’s investments in equity securities, including limited partnership interests, were approximately 6.3% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Other long-term investments."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $102.7 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $12.0 million, $4.6 million, $38.7 million, and $47.4 will expire in 2009, 2010, 2011 and 2012, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of June 30, 2009.

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

The Company has established International Swaps and Derivatives Association “ISDA” Credit Support Agreements with two counterparties against the 2 Swaptions currently held by Presidential Life. The counterparties are major money center banks that carry credit ratings equal to or higher than Aa3 by Moody's and A+ by S&P.  The ISDA Credit Support Agreement requires counterparties to post collateral in the event that the bank credit rating falls below A3 by Moody’s and A- by S&P.  These contracts expire in July 2009 and June 2010 at varying strike rates based on the 10-year swap rate.  The Company has determined that the Payor Swaptions represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of FAS 133.  The aggregate market value of the Payor Swaptions as of June 30, 2009 was $3,202,856.  A variety of factors affect the value of the Payor Swaptions.  These include overall Treasury interest rate levels, swap spreads, overall market volatility and the length of time remaining before the expiration of a Payor Swaption.  These investments are classified on the balance sheet as "Derivative Instruments".  Under FAS 133, the value of the Payor Swaptions is recognized at "fair value" (market value), with any resulting change in fair value reflected in the statement of income as a realized loss or gain.  The change in market value for the 1st half of 2009 was a gain of $2,696,216.  The Company has determined that the average fair value for the first half of 2009 was $1,923,213.

The Insurance Company conducts periodic cash flow tests assuming different interest rates scenarios in order to demonstrate the reserve adequacy.  If a test reveals a potential deficiency, the Insurance Company may be required to increase its reserves to satisfy its statutory accounting requirements. Based on testing as of December 31, 2008, the Insurance Company held a reserve of $68 million.

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

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Unfunded Limited Partnership Commitments (1)	$ 12,003	$ 90,740	$ -	$ -	$ 102,743
FIN 48 Liabilities	$ -	$ 2,537	$ -	$ -	$ 2,537
Policy Liabilities (2)	$ 479,019	$ 873,126	$ 757,125	$ 2,572,300	$ 4,681,570

(1) See Note 1(C) “Summary of Significant Accounting Policies, Investments”, of the consolidated financial statements

(2) The difference between the recorded liability of $3,160.8 million, and the total payment obligation amount of $4,681.6 million, is $1,520.8 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total payment of $4,681.6 million, $3,024.6 million, or 64.6%, is from the Company’s deferred annuity, life, and accident and health business.  Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. During the first six months of 2009, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2008.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2009, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  During or subsequent to the six month period ended June 30, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of June 30, 2009, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

August 7, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   August 7, 2009

  /s/ Donald L. Barnes

Donald L. Barnes, President and Duly

Authorized Officer of the Registrant

Date:   August 7, 2009

  /s/ Charles J. Snyder

Charles J. Snyder, Chief Financial

Officer of the Registrant

PRESIDENTIAL LIFE CORPORATION

August 7, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  August 7, 2009

/s/Donald L. Barnes

----------------------

Donald L. Barnes, President and Duly

Authorized Officer of the Registrant

Date:  August 7, 2009

/s/ Charles Snyder

----------------------

Charles J. Snyder,

Chief Financial Officer of the Registrant

Exhibit 31.1

Certification of Chief Executive Officer

Pursuant to Exchange Act Rule 13a-15f

I, Donald L. Barnes, Chief Executive Officer of Presidential Life Corporation certify that:

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

Date: August 7, 2009

   /s/Donald L. Barnes

---------------------

                 Donald L. Barnes

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

Date: August 7, 2009

                                          /s/Charles Snyder

                                                                                                    ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Barnes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Donald L. Barnes

------------------

Donald L. Barnes

Chief Executive Officer

August 7, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

-------------------

Charles Snyder

Treasurer and Chief Financial Officer

August 7, 2009