Form 10-Q/A
period 2009-06-30
PRESIDENTIAL LIFE CORP
filed 2009-10-20
CIK 80124

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

Yes   ☐     No   ☒

The number of shares outstanding of the Registrant’s common stock as of October 16, 2009 was 29,574,697.

Explanatory Note

This Amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (the “Original Form 10-Q”) as initially filed with the Securities and Exchange Commission on August 7, 2009 to revise the disclosure set forth in Item 4 — Submission of Matters to a Vote of Security Holders to include the voting results from our Annual Meeting of Shareholders held on May 13, 2009.

Except as described in this Explanatory Note, no other changes have been made to the Original Form 10-Q Filing, and this Amendment does not amend or update any other information set forth in the Original Form 10-Q Filing.

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders on May 13, 2009, a quorum of shareholders was present, consisting of a total of 21,075,628 shares, represented in person or by proxy. Shareholders elected the nine nominees for Director as set forth in the Company’s Proxy Statement relating to the meeting. The shareholders also ratified the appointment of BDO Seidman LLP as independent registered public accountants for the Company for the fiscal year ending December 31, 2009.

1. Election of Directors

Name of Nominee	For	Withheld
Donald Barnes	13,044,712	8,030,916
William A. DeMilt	20,480,514	595,114
W. Thomas Knight	20,488,248	587,380
Herbert Kurz	13,675,409	7,400,219
John D. McMahon	20,480,114	595,514
Lawrence Read	20,488,980	586,648
Laurence Rivkin	20,407,712	667,916
Stanley Rubin	19,924,326	1,151,302
William M. Trust	20,480,114	595,514

2. Ratification of the appointment of BDO Seidman LLP as independent registered public accountants for the Company for the fiscal year ending December 31, 2009

For	Against	Abstain
20,989,146	83,061	3,421

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

31.1

Certificate of Chief Executive Officer

31.2

Certificate of Chief Financial Officer

32.1

Certificate of Chief Executive Officer

32.2

Certificate of Chief Financial Officer

a) Reports on Form 8-K

None

PRESIDENTIAL LIFE CORPORATION

October 19, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Presidential Life Corporation

(Registrant)

Date:   October 19, 2009

  /s/ Donald L. Barnes

Donald L. Barnes, President and Duly

Authorized Officer of the Registrant

Date:   October 19, 2009

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

4.  The company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

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

(c) Evaluated the effectiveness of the company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

5.  The company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company’s auditors and the audit committee of the company’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company’s internal control over financial reporting.

Date : October 19, 2009

   /s/ Donald L. Barnes

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

4.  The company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

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

(c) Evaluated the effectiveness of the company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting; and

5.  The company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company’s auditors and the audit committee of the company’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company’s internal control over financial reporting.

Date : October 19, 2009

   /s/ Charles Snyder

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the “Company”) on Form 10-Q/A for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Donald L. Barnes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Donald L. Barnes

Donald L. Barnes

Chief Executive Officer

October 19, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the “Company”) on Form 10-Q/A for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

Charles Snyder

Treasurer and Chief Financial Officer

October 19, 2009