Form 10-Q
period 2009-09-30
PRESIDENTIAL LIFE CORP
filed 2009-11-09
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009	Commission file number 0-5486

Presidential Life Corporation

Delaware	13-2652144
(State of incorporation)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of November 7, 2009 was 29,574,697.

INDEX

Part I	Financial Information		Page No.

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	September 30, 2009 (Unaudited) and December 31, 2008		3

	Condensed Consolidated Statements of Operation (Unaudited)
	For the Nine months ended September 30, 2009 and 2008		4

	Condensed Consolidated Statements of Operations (Unaudited)
	For the Three months ended September 30, 2009 and 2008		5

	Condensed Consolidated Statements of Shareholders'
	Equity (Unaudited) - For the Nine months ended
	September 30, 2009 and 2008		6

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	For the Nine months ended September 30, 2009 and 2008		7

	Notes to Condensed Consolidated Financial Statements (Unaudited)		8-19

Item 2.	Management's Discussion and Analysis of		20-30
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		31

Item 4.	Controls and Procedures		31

Part II -	Other Information		32-33

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			34-35

Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			36
			37
			38
			39

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Amortized cost of
$3,043,878 and $3,017,422 respectively)	$ 3,087,626	$ 2,725,091
Common stocks (Cost of $787 and
$1,100, respectively)	2,288	2,979
Derivative instruments, at fair value	983	507
Real estate	415	415
Policy loans	19,430	18,945
Short-term investments	285,002	342,238
Other long-term investments	193,249	290,692
Total Investments	3,588,993	3,380,867

Cash and cash equivalents	1,826	3,820
Accrued investment income	41,925	40,986
Amounts due from security transactions	-	13,017
Deferred policy acquisition costs	77,956	122,338
Furniture and equipment, net	471	538
Amounts due from reinsurers	14,882	14,839
Federal income taxes recoverable	24,912	24,801
Deferred federal income taxes, net	10,797	78,810
Other assets	1,266	1,292
TOTAL ASSETS	$ 3,763,028	$ 3,681,308

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 2,442,329	$ 2,429,635
Future policy benefits:
Annuity	641,065	639,547
Life and accident and health	75,851	72,221
Other policy liabilities	11,811	11,017
Total Policy Liabilities	3,171,056	3,152,420

Notes payable	-	66,500
Deposits on policies to be issued	2,964	2,959
General expenses and taxes accrued	2,095	3,487
Other liabilities	26,850	15,888
Total Liabilities	3,202,965	3,241,254

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,574,697 and 29,574,315 shares, respectively	296	296
Additional paid in capital	6,496	5,851
Accumulated other comprehensive loss	(2,252)	(137,160)
Retained earnings	555,523	571,067
Total Shareholders’ Equity	560,063	440,054
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,763,028	$ 3,681,308

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
REVENUES:	2009	2008
Insurance Revenues:
Premiums	$ 10,537	$ 11,308
Annuity considerations	26,365	26,235
Universal life and investment type policy fee income	1,635	2,081
Net investment income	125,964	210,322
Realized investment losses	(6,743)	(29,575)
Other income	2,864	1,740

TOTAL REVENUES	160,622	222,111

BENEFITS AND EXPENSES:
Death and other life insurance benefits	10,604	10,757
Annuity benefits	58,934	61,874
Interest credited to policyholders' account balances	81,373	84,874
Interest expense on notes payable	753	5,857
Other interest and other charges	1,068	1,070
Increase in liability for future policy benefits	4,256	41
Commissions to agents, net	8,405	6,676
General expenses and taxes	12,496	13,548
Change in deferred policy acquisition costs	(2,003)	4,863

TOTAL BENEFIT AND EXPENSES	175,886	189,560

Income (loss) before income taxes	(15,264)	32,551

(Benefit) provision for income taxes
Current	(676)	12,607
Deferred	(4,590)	(1,366)
	(5,266)	11,241

NET (LOSS) INCOME	$ (9,998)	$ 21,310

Earnings per common share, basic	$ (.34)	$ .72
Earnings per common share, diluted	$ (.34)	$ .72

Weighted average number of shares outstanding during the period, basic	29,574,511	29,559,550
Weighted average number of shares outstanding during the period, diluted	29,574,511	29,626,061

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	THREE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
REVENUES:	2009	2008
Insurance Revenues:
Premiums	$ 3,331	$ 3,780
Annuity considerations	11,239	9,468
Universal life and investment type policy fee income	489	560
Net investment income	46,573	75,149
Realized investment losses	(2,583)	(26,137)
Other income	1,148	532

TOTAL REVENUES	60,197	63,352

BENEFITS AND EXPENSES:
Death and other life insurance benefits	3,704	3,012
Annuity benefits	20,044	19,542
Interest credited to policyholders' account balances	27,123	28,503
Interest expense on notes payable	-	1,903
Other interest and other charges	418	456
Increase in liability for future policy benefits	3,143	1,648
Commissions to agents, net	2,286	2,221
General expenses and taxes	3,519	4,302
Change in deferred policy acquisition costs	(136)	795

TOTAL BENEFIT AND EXPENSES	60,101	62,382

Income before income taxes	96	970

Provision (benefit) for income taxes
Current	4,003	(3,635)
Deferred	(3,970)	3,980
	33	345

NET INCOME	$ 63	$ 625

Earnings per common share, basic	$ -	$ .02
Earnings per common share, diluted	$ -	$ .02

Weighted average number of shares outstanding during the period, basic	29,574,697	29,568,147
Weighted average number of shares outstanding during the period, diluted	29,574,697	29,629,601

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(in thousands, except per share data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2008	$ 295	$ 4,538	$ 565,418	$ 91,704	$ 661,955

Comprehensive Income:

Net Income			21,310		21,310

Rate Lock Adjustment				(221)	(221)

Net Unrealized Investment Losses				(159,802)	(159,802)

Comprehensive Income					(138,713)

Issuance of Shares Under stock option plan	1	238			239

Share Based Compensation		830			830

Dividends paid to Shareholders ($.125 per share)			(11,088)		(11,088)

Balance at September 30, 2008	$ 296	$ 5,606	$ 575,640	$ (68,319)	$ 513,223

Balance at January 1, 2009	$ 296	$ 5,851	$ 571,067	$ (137,160)	$ 440,054

Comprehensive Income:

Net Loss			(9,998)		(9,998)

Net Unrealized Investment Gains				134,908	134,908

Comprehensive Income					124,910

Issuance of Shares Under stock option plan		4			4

Share Based Compensation		641			641

Dividends paid to Shareholders ($.0625 per share)			(5,546)		(5,546)

Balance at September 30, 2009	$ 296	$ 6,496	$ 555,523	$ (2,252)	$ 560,063

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
	2009	2008
OPERATING ACTIVITIES:
Net (Loss) income	$ (9,998)	$ 21,310
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(4,590)	(1,366)
Depreciation and amortization	194	683
Stock option expense	641	830
Net accrual of discount on fixed maturities	(12,415)	(14,386)
Realized investment losses	6,743	29,575
Other than temporary impairments recognized /other long-term investments	7,726	-
Changes in:
Accrued investment income	(939)	746
Deferred policy acquisition cost	(2,003)	4,863
Federal income tax recoverable	(111)	(19,002)
Liability for future policy benefits	5,148	2,129
Liability for amounts due brokers	8,988	3,454
Other items	(389)	(98)

Net Cash (Used In) Provided By Operating Activities	$ (1,005)	$ 28,738

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(204,214)	(332,809)
Maturities, calls and repayments	10,411	-
Sales	172,860	389,421
Common Stocks:
Acquisitions	(4)	-
Sales	-	338
Decrease in short-term investments and policy loans	56,751	58,414
Other long-term investments:
Additions to other long-term investments	(30,450)	(55,401)
Distributions from other long-term investments	38,836	28,144
Amount due from security transactions	13,017	22,564

Net Cash Provided By Investing Activities	$ 57,207	$ 110,671

FINANCING ACTIVITIES:
Increase (decrease) in policyholders’ account balances	12,694	(97,545)
Bank overdrafts	1,147	(13,232)
Deposits on policies to be issued	5	(7,332)
Issuance of common stock	4	238
Retirement of Senior Notes	(66,500)	(11,205)
Dividends paid to shareholders	(5,546)	(11,084)

Net Cash Used In Financing Activities	$ (58,196)	$ (140,160)

Decrease in Cash and Cash Equivalents	(1,994)	(751)
Cash and Cash Equivalents at Beginning of Period	3,820	3,631

Cash and Cash Equivalents at End of Period	$ 1,826	$ 2,880

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 208	$ 31,609

Interest Paid	$ 2,618	$ 7,148

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

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Management believes that, although the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on Form 10-K on March 12, 2009.

We manage and report our business as a single segment in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, (formerly Statement of Financial Accounting Standards (“SFAS 131”)), which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 91%) and life insurance (approximately 9%).  The nature of these two product lines is sufficiently similar to permit their aggregation as a single reporting segment.  Approximately 71% of our life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and the Company does not take mortality charges on either product.  Moreover, the two products carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility with overlapping administrative functions.  The products are also directed at a similar market, namely, mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both the Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

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

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking and substantially all of their investments are at fair value.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships, with the exception of hedge fund limited partnerships, to typically make quarterly distributions (to the extent that distributions are available) of partnership earnings.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there is generally a reporting lag of up to one year for recording investment income that is not distributed during the year, which may result in significant adjustments in the subsequent year.  During periods of rapid growth in the economy, or rapid declines, the delayed impact on market values, either positive or negative, may be more pronounced.  The adjustments to its estimates of investment income recorded during the preceding year (“true-up”) for the nine month periods ended September 30, 2009 and September 30, 2008 resulted in a decrease in net investment income of approximately $13.7 million and an increase of approximately $25.7 million, respectively.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there is also generally up to a one-year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2009.  Net unrealized losses (cumulative, after tax effects) totaled approximately $27.1 million at September 30, 2009 and a net unrealized gain of $25.7 million at December 31, 2008 and are included in the balance sheet under other comprehensive income.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements plus capital contributions subsequently made by the Company less subsequent distributions received from the partnerships.  Other long term investments totaled approximately $193.2 million as of September 30, 2009 and $290.7 million as of December 31, 2008.  As of September 30, 2009, the Company was committed to contribute, if called upon, an aggregate of approximately $99.2 million of additional capital to certain of these limited partnerships.  Commitments of $5.9 million, $4.5 million, $38.0 million, $45.7 million and $5.1 million will expire in 2009, 2010, 2011, 2012 and 2013 respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.

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

The Company accounts for its derivative financial instruments under ASC 815-10 (formerly SFAS No. 133), “Accounting for Derivative Instrument and Hedging Activities”.  ASC 815-10 requires all derivative instruments to be recorded in the balance sheet at fair value.  Changes in the fair value of derivative instruments are recorded as other income (loss) in the period in which they arise.  The Company has not designated its derivatives related to marketable securities as hedges, in accordance with ASC 815-10.  Accordingly, the change in fair value of derivatives is recognized as a component of realized investment gains and losses in earnings as described above.  The Company does not hold or issue any derivative financial instruments for speculative trading purposes.

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

G.

Federal Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The asset and liability method in recording income taxes on all transactions that have been recognized in the financial statements is used.  FASB guidance provides that deferred income taxes are adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized.

H.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the first nine months.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the nine months ended September 30, 2009 and 2008 was 29,574,511 and 29,626,061, respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS during the nine months ended September 30, 2009 or 2008.

Options totaling 873,213 and 81,309 shares of common stock for the nine months ended September 30, 2009 and September 30, 2008, respectively were not included in the computation of weighted average shares because the impact of these options was antidilutive.

I.

New Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU provides amendments for the fair value measurement of investments to create a practical expedient to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. Therefore, certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment if the practical expedient is used. The amendment in this ASU also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at measurement date, any unfunded commitments, and the investment strategies of the investees. The amendments in this ASU are effective for interim and annual periods ending after December 15, 2009.  We are currently evaluating this new ASU and anticipate that it will not have a significant impact on our financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance provided in this ASU becomes effective for us on October 1, 2009. We have evaluated this ASU and have determined there are no significant impacts to our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 was issued to amend FASB Interpretation No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS No. 167 shall be effective as of the Company’s first annual reporting period and interim reporting periods beginning after November 15, 2009.   As of September 30, 2009, SFAS 167 has not been incorporated within the FASB ASC. The Company is in the process of evaluating the impact, if any, of applying this standard on its financial position, results of operations and cash flows.

In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP) which was launched on July 1, 2009.  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  References made to FASB guidance throughout this document have been updated for the Codification.

In May 2009, the FASB issued ASC 855-10, (formerly SFAS No. 165), Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement became effective for interim and annual periods ending after June 15, 2009.  Since ASC 855-10 only requires additional disclosures, the adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 820-10-65, (formerly Staff Position No. FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  ASC 820-10-65 clarifies fair valuation in inactive markets and includes all assets and liabilities subject to fair valuation measurements. ASC 820-10-65 requires enhanced disclosures related to fair valued assets and liabilities. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued ASC 320-10-65, (formerly Staff Position No. FAS 115-2 and FAS 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments”.  ASC 320-10-65 provides additional guidance regarding other-than-temporary impairment of debt securities and changes in the recognition and presentation of debt securities determined to be other-than-temporarily impaired. The guidance requires an enterprise to bifurcate any other-than-temporary impairment between credit and non-credit impairments and then establishes accounting treatment for each aspect, in current and subsequent periods. This guidance also requires retroactive application to other-than-temporary impairments recorded in prior periods by making a cumulative-effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income (loss) in the period of adoption. The adoption of ASC 320-10-65 as of June 30, 2009 caused no significant change to the Company’s financial condition or results of operations.

In April 2009, the FASB issued ASC 825-10-65, (formerly Staff Position No. FAS 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments”.  ASC 825-10-65 expands the fair value disclosures required for all financial instruments within the scope of ASC 825-10 to interim periods. The guidance also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The Company adopted ASC 825-10-65 during the second quarter of 2009 resulting in additional financial disclosures in Note 10 of the Company’s consolidated financial statements.

In December 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46-(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” which has been codified into ASC 860.  This guidance amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46(R), to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. The guidance is related to disclosure only and became effective in the first quarter of 2009.  The adoption of the requirements did not have an impact on our consolidated financial position or results of operations.

In October 2008, the FASB issued FSP FAS 157-3 (codified into ASC 820), “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active”, with an immediate effective date, including prior periods for which financial statements have not been issued.  ASC 820-10 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of  this in the third quarter of 2008 did not have a material effect on the Company’s results of operations, financial position or liquidity.

In March 2008, the FASB issued ASC 815- 10 (formerly SFAS No. 161), which amends and expands disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why any entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of this standard were adopted on January 1, 2009. See Note 10 for additional disclosures about our derivative instruments.

2.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of September 30, 2009.

The following information summarizes the components of net investment income:

	For the nine months ended September 30, 2009 (in thousands)	For the nine months ended September 30, 2008 (in thousands)

Fixed maturities	$ 146,720	$ 154,333
Limited Partnerships	(18,622)	48,803
Common stocks	748	1,457
Short-term investments	699	7,888
Other investment income	1,702	1,857
	131,247	214,338

Less investment expenses	5,283	4,016

Net investment income	$ 125,964	$ 210,322

	For the three months ended September 30, 2009 (in thousands)	For the three months ended September 30, 2008 (in thousands)

Fixed maturities	$ 48,533	$ 51,223
Limited Partnerships	(1,455)	22,553
Common stocks	10	182
Short-term investments	153	1,854
Other investment income	788	368
	48,029	76,180

Less investment expenses	1,456	1,031

Net investment income	$ 46,573	$ 75,149

The following table presents fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at September 30, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 1,760	$ 44	$ 9,249	$ 3,110	$ 11,009	$ 3,154
Corporate Bonds	157,114	12,841	588,021	83,024	745,135	95,865
Preferred Stocks	2,909	457	57,635	19,346	60,544	19,803
Subtotal Fixed Maturities	161,783	13,342	654,905	105,480	816,688	118,822
Common Stock	1	4	0	0	1	4
Total Temporarily Impaired Securities	$161,784	$ 13,346	$ 654,905	$ 105,480	$816,689	$ 118,826

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

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by September 30, 2009.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 13,342	11.23
Twelve months or more	105,480	88.77
Total	$ 118,822	100.00

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2008.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 171,459	48.20
Twelve months or more	184,254	51.80
Total	$ 355,713	100.00

As of September 30, 2009 and December 31, 2008, the Company had approximately $162.6 million and $63.4 million, respectively, of gross unrealized gains in fixed maturities.

The Company’s investments are concentrated primarily in investment-grade fixed income securities that are exposed to a variety of risks, including interest rate and credit risk, which can significantly impact fluctuations in overall market valuation. During the first nine months of 2009, the portfolio experienced a rise in market value caused by a substantial tightening in corporate bond spreads against U.S. Treasuries.  Spreads on 10-year, A-rated industrial bonds, a significant investment sector of the Company’s corporate bond portfolio, tightened from 370 basis points higher than 10-year Treasuries at December 31, 2008 to 139 basis points over the 10-year Treasury at September 30, 2009, as evidenced by the Bank of America/Merrill Lynch Corporate Spline Index.  BBB-rated industrial bonds tightened from 665 basis points higher than the 10-year Treasury yield at year-end 2008 to 244 basis points over the U.S Treasury yield at September 30, 2009. This tightening in corporate spreads resulted in a substantial rise in the market value of the Company’s fixed income portfolio, causing a corresponding increase in the Company’s book value.  Presidential’s book value per share increased from $14.88 per share at December 31, 2008 to $18.94 at September 30, 2009, a 27% improvement.

Management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.  Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; (vi) in situations where it is determined that an impairment is attributable to changes in market interest rates, the Corporation’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.   The Company had approximately $9.6 million and $3.8 million in write-downs attributable to other than temporary impairments in fixed maturities and other long term investments, respectively for the nine months ended September 30, 2009.

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

5.

NET UNREALIZED INVESTMENT GAINS/(LOSSES)

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the Nine months ended September 30, 2009:	(in thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 167,360	$ (58,576)	$ 108,784
Plus: reclassification adjustment for losses realized in net income	(6,743)	2,360	(4,383)
Change related to deferred policy acquisition costs	46,934	(16,427)	30,507
Net unrealized investment gains	$ 207,551	$ (72,643)	$ 134,908

For the Nine months ended September 30, 2008:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (181,708)	$ 63,598	$ (118,110)
Plus: reclassification adjustment for losses realized in net income	(29,575)	10,351	(19,224)
Change related to deferred policy acquisition costs	(34,566)	12,098	(22,468)
Net unrealized investment losses	$ (245,849)	$ 86,047	$ (159,802)

6.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employees’ salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $253,900 and $241,000 into this plan during the nine months ended September 30, 2009 and September 30, 2008, respectively.

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

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  In the United States, the Company is no longer subject to federal income tax examinations by tax authorities, generally for the years prior to 2001.  From 2001 through 2004, however, the Company may be subject to tax examinations because the IRS is performing audits on partnership returns in which the Company has investments.  While the Company cannot predict the outcome of the current IRS examination, any adjustments are not expected to be material.  The IRS examination for years 2001-2004 is expected to be concluded during 2009.

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of September 30, 2009 to be 34.5%.

The Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109”, on January 1, 2007.  The balance of the unrecognized tax benefits was $2,426,454 at December 31, 2008 and $690,229 as of September 30, 2009.  If recognized, this entire adjustment would reduce the effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2008	$2,426
Increases related to prior year tax positions	124
Decreases related to prior year tax positions	(1,860)
Increases related to current year tax positions	-
Settlements	-
Lapse of statute of limitations	-
Balance at September 31, 2009	$690

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the ASC 740 (formerly FIN 48) liability above was $364,000 as of December 31, 2008 and $371,000 as of September 30, 2009.

As of September 30, 2009, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

8.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of September 30, 2009, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

9.

SUBSEQUENT EVENTS

The company has evaluated subsequent events through November 9, 2009, which represents the date the financial statements were issued. The company identified the following subsequent event for disclosure.

On November 6, 2009, Herbert Kurz, Chairman of the Company, filed Schedule 14A containing preliminary consent solicitation materials with the Securities and Exchange Commission.  According to the preliminary materials, Mr. Kurz will seek consents from the Company's stockholders in favor of proposals that, among other things, would remove without cause all of the Company's directors (other than Mr. Kurz) and elect new directors named in the materials.  See Item 1A, "Risk Factors."

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

The Company determines the fair value of its limited partnership investments based upon financial reports and valuations provided by the general partners.  During 2008, the Company’s unrealized gain from its limited partnership investments decreased by $39.6 million (pre-tax), which carried a book value of $290.7 million at December 31, 2008.  In the first nine months of 2009, the Company’s unrealized gain of $39.6 million at December 31, 2008 decreased by $81.3 million (pre-tax) to an unrealized loss of $41.7 million at September 30, 2009.  The limited partnership investments carried a book value of $193.2 million at September 30, 2009.

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

September 30, 2009	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	$3,087,626	$3,087,626
Common Stock	2,288	2,288
Derivatives	983	983
Policy Loans	19,430	19,430
Cash and Short-Term Investments	286,828	286,828
Other Long-Term Investments	193,249	193,249
Liabilities
Policyholders' Account Balances	$2,442,329	$2,580,385

December 31, 2008	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	$2,725,091	$2,725,091
Common Stock	2,979	2,979
Derivatives	507	507
Policy Loans	18,945	18,945
Cash and Short-Term Investments	346,058	346,058
Other Long-Term Investments	290,692	290,692
Liabilities
Policyholders' Account Balances	$2,429,635	$2,611,399
Note Payable	66,500	66,500

Effective January 1, 2008, we adopted ASC 820-10 (formerly SFAS No. 157), Fair Value Measurements. ASC 820-10 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. As of January 1, 2009, ASC 820-10, “Fair Value Measurements,” applies to both the Company’s financial assets and liabilities and non-financial assets and liabilities.  ASC 820-10 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. The Company did not have any fair value measurements for its non-financial assets and liabilities during the first nine months ended September 30, 2009. The adoption of ASC 820-10 did not have a material impact on our fair value measurements.

Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by ASC 820-10, are as follows:

Level Input:	Input Definition:
Level 1

Observable inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.  Level 1 securities without limitations include highly liquid U.S. Treasury securities, certain common stocks and cash and cash equivalents.

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

Fixed Maturities

The Company utilizes a pricing service to estimate fair value measurements for approximately 97.8% of its fixed maturities.  The majority of the remaining fair value measurements are based on non-binding broker prices.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets, such as U.S Treasury Securities.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications and models which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.   Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios for issues that have early redemption features.

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

For private equity, the Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there may be up to a one year reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there may be up to a one year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2009.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at September 30, 2009 in the amount disclosed in Level 3.

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

($ in thousands)	Fair Value Measurements Using

Description	As of 9/30/2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities	3,087,626	255,785	2,826,550	5,291
Common Stock	2,288	1,287	925	76
Derivatives	983	-	983	-
Cash and cash equivalents	1,826	1,826	-	-
Short-Term investments	285,002	-	285,002	-
Other Long-Term Investments	193,249	-	-	193,249

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)	Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Other Long-Term Investments	Common Stock	Fixed Maturities	Total
For the Nine months ended September 30, 2009
Beginning Balance at December 31, 2008	290,692	249	4,296	295,237
Total gains (losses)
Included in earnings	(7,726)	-	1	(7,725)
Included in other comprehensive income	(81,331)	(173)	303	(81,201)
Purchases, issuances, and settlements	(8,386)	-	(1,726)	(10,112)
Transfers in and /or out of Level 3	-	-	2,417	2,417
Ending Balance at September 30, 2009	193,249	76	5,291	198,616
For the Three Months Ended September 30, 2009
Beginning Balance at July 1, 2009	213,481	76	6,226	219,783
Total gains (losses)
Included in earnings	-	-	2	2
Included in other comprehensive income	(18,264)	-	63	(18,201)
Purchases, issuances, and settlements	(1,968)	-	(557)	(2,525)
Transfers in and /or out of Level 3	-	-	(443)	(443)
Ending Balance at September 30, 2009	193,249	76	5,291	198,616

The table below summarizes the fair value and balance sheet location of the Company’s outstanding derivatives at September 30, 2009 and December 31, 2008.

Fair Values of Derivative Instruments

($ in thousands)	Asset Derivatives
	As of September 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Payor Swaptions	Derivative Instruments	$983	Derivatives Instruments	$507

Total derivatives not designated as hedging instruments		$983		$507

Total derivatives		$983		$507

The table below summarizes the fair value and income statement location of the Company’s outstanding derivatives at September 30, 2009 and September 30, 2008.

Derivatives Not Designated as Hedging Instruments ($ in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Nine months ended September 30,
		2009	2008

Payor Swaptions	Realized investment gains (losses)	$ 477	$ (3,079)

Total		$ 477	$ (3,079)

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

Executive Overview

Negative market conditions have significantly impacted the financial markets and accordingly, the Company’s investments and revenues.  The volatility and disruption in today’s economy has reached unprecedented levels and the adverse changes that have come about have negatively affected our results of operations.  Our limited partnership portfolio has been significantly affected in this recession and their returns, once robust, have turned negative in the first three quarters of 2009.  This coupled with very low returns from our short-term investment portfolio and realized investment losses, has resulted in a net loss during the first nine months of 2009.

Results

Basic earnings (loss) per share were $(.34) and $.72 for the nine-month periods ended September 30, 2009 and 2008, respectively.  Our total revenues in the first nine months of 2009 and 2008 were approximately $160.6 million and approximately $222.1 million, respectively.  The decrease from 2008 to 2009 was primarily due to a decrease in net investment income from $210.3 million in 2008 to $126.0 million in 2009, a decrease of approximately $84.3 million.

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

Results of Operations

A Comparison of the significant items for the nine months ended September 30, 2009 with the same period in 2008 and a comparison of significant items for the three months ended September 30, 2009 with the same period in 2008.

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums decreased from approximately $37.5 million for the nine months ended September 30, 2008 to approximately $36.9 million for the nine months ended September 30, 2009.  Of this amount, annuity considerations were approximately $26.4 million for the nine months ended September 30, 2009 as compared to approximately $26.2 million for the nine months ended September 30, 2008.  The decrease is primarily due to decreased sales in our ordinary life policies.  In accordance with GAAP, sales of single premium deferred annuities and single premium immediate income annuities without life contingencies are not reported as insurance revenues, but rather as additions to policyholder account balances.  Based on statutory accounting, revenue from sales of single premium annuities were approximately $170.4 million and approximately $132.6 million during the nine months ended September 30, 2009 and September 30, 2008, respectively, an increase of approximately $37.8 million or approximately 28.5% due to increased sales in deferred annuities.

Policy Fee Income

Universal life and investment type policy fee income was approximately $1.6 million for the nine-month period ended September 30, 2009 and approximately $2.1 million for the nine-month period ended September 30, 2008.

Net Investment Income

Net investment income totaled approximately $126.0 million during the first nine months of 2009, as compared to approximately $210.3 million during the first nine months of 2008.  This represents a decrease of approximately $84.3 million.  This decrease is primarily due to a decrease in income from limited partnerships of $67.4 million, a decrease in income from short-term investments of $7.2 million and a decrease in income from fixed maturities of $7.6 million.  The decrease in investment income from the limited partnerships is largely reflective of the global economic recession and the inherent volatility in the Company’s limited partnership portfolio. The decrease in income from short-term investments was due to lower short-term interest rates.  The Company's ratios of net investment income to average cash and invested assets  (based on book value) for the nine month periods ended September 30, 2009 and September 30, 2008 were 4.75% and 7.56%, respectively.

The Company had net investment income of $46.6 million and $75.1 million for the three month periods ended September 30, 2009 and September 30, 2008, respectively.  The variance of approximately $28.6 million is primarily due to the decrease in income from the limited partnerships.

Net Realized Investment Gains and Losses

Realized investment losses amounted to approximately $6.7 million during the first nine months of 2009, as compared to investment losses of approximately $29.6 million during the first nine months of 2008.  The increase of approximately $22.9 million was primarily due to an increase on fixed maturities of approximately $14.1 million in the first three quarters of 2009 that was supplemented by increases on common stocks and the payor swaptions of approximately $5.1 million and $3.6 million, respectively.  The realized loss on fixed maturities was primarily due to write downs in the bond portfolio.  The change in the fair value of the derivative instruments is reflected in the income statement as a realized loss or gain.

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

The Company had realized investment losses of $2.6 million for the three months ended September 30, 2009 and $26.1 million in realized losses for the three months ended September 30, 2008.  The increase of approximately $23.5 million is primarily due to increases in fixed maturities and common stock.

Total Benefits and Expenses

Total benefits and expenses for the three months ended September 30, 2009, totaled $60.1 million, a decrease of $2.3 million from the $62.4 million recorded for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, total benefits and expenses aggregated approximately $175.9 million, as compared to approximately $189.6 million for the nine months ended September 30, 2008.  This represents a decrease of approximately $13.7 million from the first nine months of 2008.  The reasons for this decrease are discussed in the following paragraphs.

Interest Credited and Benefits to Policyholders

Interest credited and other benefits to policyholders amounted to approximately $156.2 million for the nine months ended September 30, 2009, as compared to approximately $158.6 million for the nine months ended September 30, 2008. This represents a decrease of $2.4 million.  The decrease is primarily due to a reduced amount of annuity policies inforce from 2008 and therefore less interest and benefits paid to policyholders.

The Insurance Company’s average credited rate for reserves and account balances for the nine months ended September 30, 2009 was greater than the Company’s ratio of net investment income to mean assets (based on book value).  For the nine months ended September 30, 2008, the Insurance Company’s average credited rate for reserves and account balances was less than the Company’s ratio of net investment income to mean assets (based on book value).  There can be no assurance that the Company's ratio of net investment income to book value mean assets (the "Spread"),will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will broaden the Spread.  The actual spread, excluding capital gains, for the nine months ended September 30, 2009 was (.49)% compared to 2.34% for the same period in 2008.

Interest Expense on Notes Payable

The interest expense on the Company's notes payable amounted to approximately $.8 million for the nine months ended September 30, 2009, and approximately $5.9 million for the nine months ended September 30, 2008.  On February 17th, 2009, the Corporation retired the remaining $67 million of its 7 7/8%, $100 million Senior Note, which represented all of the Company’s outstanding debt.

General Expenses, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $20.9 million for the nine months ended September 30, 2009, as compared to approximately $20.2 million for the nine months ended September 30, 2008.  This represents an increase of approximately $0.7 million.  The increase was primarily due to an increase in the sale of annuities resulting in increased commissions on new premiums.

Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the nine months ended September 30, 2009 resulted in a benefit of approximately $2.0 million, as compared to a charge of approximately $4.9 million for the nine months ended September 30, 2008.

The change in net DAC is attributable to the costs associated with product sales, which have been deferred, (accounting for a credit of approximately $8.0 million in the first nine months of 2009 and $6.1 million in the first nine months of 2008).  Another portion of such change is due to net amortization of the DAC of deferred annuity business.  Such changes accounted for charges of approximately $2.3 million in the first nine months of 2009 as compared to approximately $6.7 million in the first nine months of 2008.  The balance of the change in net DAC is due to the net amortization of the DAC for the remainder of the business including traditional life, universal life and immediate annuities (accounting for charges of approximately $3.7 million for the first nine months 2009 and approximately $4.2 million for the first nine months of 2008).

The change in the net DAC for the three months ended September 30, 2009 resulted in a benefit of approximately $0.1 million, as compared to a charge of approximately $.8 million for the three months ended September 30, 2008.

The DAC balance is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized with corresponding credits or charges included in accumulated other comprehensive income.  The unrealized gain caused the resulting DAC balance to decrease by $7.0 million at September 30, 2009

Income Before Income Taxes

For the reasons discussed above, income (loss) before income taxes amounted to approximately ($15.3) million for the nine months ended September 30, 2009, as compared to approximately $32.6 million for the nine months ended September 30, 2008 and $0.1 million for the three months ended September 30, 2009, as compared to approximately $1.0 million for the three months ended September 30, 2008.

Income Taxes

Income tax (benefit) expense was approximately $33,000 for the three months ended September 30, 2009 as compared to $.3 million for the three months ended September 30, 2008. Income tax (benefit) expense was approximately ($5.3) million for the nine months ended September 30, 2009 as compared to $11.2 million for the nine months ended September 30, 2008.  The income tax benefit in 2009 is attributable the current year’s loss on income.

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of September 30, 2009 and September 30, 2008 to be 34.5%.

Federal income tax recoverable amounted to $24.9 million at September 30, 2009.  This is attributable to prior year’s tax overpayments as well as the tax benefits incurred from the first nine months 2009 net loss.  The Company has the ability to carry-back these losses to prior years.

Net Income

For the reasons discussed above, the Company had a net loss of approximately $10.0 million during the nine months ended September 30, 2009 and a net income of approximately $21.3 million during the nine months ended September 30, 2008.  The Company had a net income of $0.1 million for the three months ended September 30, 2009 and a net income of $0.6 million for the three months ended September 30, 2008.

Accumulated Other Comprehensive Income

Accumulated other comprehensive losses decreased from approximately $137.2 million at December 31, 2008 to $2.3 million at September 30, 2009.  The decrease was due to a decrease in net unrealized investment losses, net of taxes, during the first nine months of the year of approximately $134.9 million.  Tightening bond spreads and general economic and market conditions were the primary reasons for the decrease.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are debt service obligations, operating expenses and dividend payments.  The Company's principal sources of cash are interest on its investments, dividends from the Insurance Company, and rent from its real estate.  During the first three quarters of 2009, the Company's Board of Directors declared quarterly cash dividends of $0.0625 per share payable on April 1, 2009, July 1, 2009 and October 1, 2009.  During the first nine months of 2009 the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, which it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses).  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In 2008, the Insurance Company made $35.7 million in dividend payments to the Company.  During the first nine months of 2009, the Insurance Company made two dividend payments totaling $17.8 million to the Company.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 44.5% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  Due to increased competition, and an increasing amount of policies with expiring surrender changes, we experienced an increase in surrenders on our annuity products in 2007 and 2008.  Policyholder account balance surrenders totaled approximately $97.8 million and $148.8 million for the nine-month periods ending September 30, 2009 and 2008, respectively. In 2009, approximately 6.9% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently managed this business regardless of the rate trends.  The Company's ratio of surrenders to average reserves on its deferred annuity business for the first nine months of 2009 is approximately 7.9% on an annualized basis.  As of December 31, 2008, the Company’s ratio of surrenders to average reserves on its deferred annuity business was 12.5%.

The Company conducts testing of its cash flow needs based on varying interest rate scenarios.  These tests are conducted pursuant to the New York State Insurance Department requirements and are filed with that Department. Recent testing indicates that in a moderately increasing interest rate environment, annuity surrenders would not materially alter the Company's liquidity needs.   This is partially due to the fact that the Company's average annuity credited rate is somewhat higher than the market average.  The Company's blend of deferred and immediate annuities, its payor swaption investments and available liquidity of short-term investments, consisting of A1, P1 paper with maturities of less than 30 days and have operated as a buffer to the Company against the impact of interest sensitive surrenders in a rising interest rate environment.

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

The Company's asset/liability management process is designed to limit the duration mismatch of its assets and liabilities in the event that a substantial call on liabilities required the Company to liquidate some investments.  In such event, the Company would experience a decline in overall investment income due to the sale of higher yielding invested assets.  The Company would attempt to minimize the loss of income by the selection for sale of those shorter-term assets, which would produce the highest possible price.  Moreover, the mix of the Company's products between deferred and immediate annuities provides the Company with some protection against excessive calls on liabilities.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash (used in) provided by the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately ($1.0) million and $28.7 million during the nine months ended September 30, 2009 and 2008, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $57.2 million, and $110.7 million during the nine months ended September 30, 2009 and 2008, respectively.

For purposes of the Company's condensed consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  Net cash used in the Company's financing activities amounted to approximately ($58.2) million and ($140.2) million during the nine months ended September 30, 2009 and 2008, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately 7.6% and 9.3% as of September 30, 2009 and December 31, 2008, respectively).  The effective duration of the Company's fixed maturity portfolio was approximately 5.2 years and 5.4 years as of September 30, 2009 and September 30, 2008, respectively.  The Company's fixed maturity investments are all classified as available for sale and may be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and various other economic conditions.

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

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of September 30, 2009 and December 31, 2008, approximately 6.9% and 4.6%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, of which approximately 99.96% were originally purchased as investment grade investments.  All of these are classified as available for sale and reported at fair value. As of September 30, 2009 and December 31, 2008, the carrying value of these securities was approximately $241.4 million and $142.3 million, respectively, (representing approximately 6.6% and 4.2% of the Company's investment portfolio, respectively).

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

As of September 30, 2009, the carrying value of the Company’s limited partnerships was approximately $193.2 million or 5.3% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At September 30, 2009, the Company’s investments in equity securities, including limited partnership interests, were approximately 5.4% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Other long-term investments."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $99.2 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $5.9 million, $4.5 million, $38.0 million, $45.7 million and $5.1 million will expire in 2009, 2010, 2011, 2012 and 2013 respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of September 30, 2009.

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

Asset/Liability Management

A persistent focus of the Insurance Company’s management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  Additionally, the Company has utilized an asset liability management strategy, in which the Company hedged against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as a Payor Swaption. The effect of this transaction would be to lessen the negative impact on the Insurance Company of a significant increase in interest rates. With Payor Swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

The Company has established an International Swaps and Derivatives Association “ISDA” Credit Support Agreement with the counterparty against the Payor Swaption currently held by Presidential Life. The counterparty is a major money center bank that carries credit ratings of Aa3 by Moody's and A+ by S&P.  The ISDA Credit Support Agreement requires this counterparty to post collateral in the event that the bank credit rating falls below A3 by Moody’s and A- by S&P.  This contract expires in June 2010 at a fixed strike rate based on the 10-year swap rate.  The Company has determined that the Payor Swaption represent a "non-qualified hedge" and has adopted accounting procedures consistent with the provisions of ASC topic 815(formerly FAS 133).  The market value of the Payor Swaption as of September 30, 2009 was $983,342.  A variety of factors affect the value of this Payor Swaption, including overall Treasury interest rate levels, swap spreads, overall market volatility and the length of time remaining before the expiration of the Payor Swaption.  This investment is classified on the balance sheet as a "Derivative Instrument".  Under ASC topic 815, the value of the Payor Swaption is recognized at "fair value" (market value), with any resulting change in fair value reflected in the statement of income as a realized loss or gain.  The change in market value for the first three quarters of 2009 was a gain of $476,702.  The Company has determined that the average fair value for the first nine months of 2009 was $1,880,766.

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

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Unfunded Limited Partnership Commitments (1)	$ 5,857	$ 88,210	$ 5,084	$ -	$ 99,151
FIN 48 Liabilities	$ -	$ 690	$ -	$ -	$ 690
Policy Liabilities (2)	$ 484,470	$ 893,237	$ 751,654	$ 2,549,466	$ 4,678,827

(1) See Note 1(C) “Summary of Significant Accounting Policies, Investments”, of the consolidated financial statements

(2) The difference between the recorded liability of $3,171.1 million, and the total payment obligation amount of $4,678.8 million, is $1,507.7 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total payment of $4,678.8 million, $3,032.2 million, or 64.8%, is from the Company’s deferred annuity, life, and accident and health business.  Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. During the first nine months of 2009, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2008.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2009, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  During or subsequent to the nine month period ended September 30, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of September 30, 2009, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 1A.  Risk Factors

The Company’s business is subject to certain risks and events that, if they occur, could adversely affect the financial condition and results of operations and the trading price of our common stock.  For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been material changes to the Company’s risk factors since the date of filing the Annual Report.  The following additional risk factor should be read in conjunction with the risk factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Our business could be negatively affected as a result of the actions of our current Chairman

On October 2, 2009, our current Chairman, Herbert Kurz filed a Schedule 13-D, stating his intention to commence a consent solicitation for the purposes of removing from office, without cause, all or a majority of the current directors (other than  Mr. Kurz) and electing in their place a slate of nominees to be proposed by Mr. Kurz.  In this connection, Mr. Kurz is engaging in discussions with potential director nominees and with counsel, and recently has engaged a proxy solicitation firm with respect to a solicitation of consents from the Company’s shareholders for the foregoing purposes.  If Mr. Kurz or any other activist shareholders wage a subsequent proxy contest, our business could be adversely affected because:

•	Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•	Perceived uncertainties as to our future direction may make it more difficult to attract and retain qualified personnel and business partners; and

•

If individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

These actions could cause our stock price to experience periods of volatility.

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

November 9, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   November 9, 2009

  /s/ Donald L. Barnes

Donald L. Barnes, President and Duly

Authorized Officer of the Registrant

Date:   November 9, 2009

  /s/ Charles J. Snyder

Charles J. Snyder, Chief Financial

Officer of the Registrant

PRESIDENTIAL LIFE CORPORATION

November 9, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:  November 9, 2009

/s/Donald L. Barnes

----------------------

Donald L. Barnes, President and Duly

Authorized Officer of the Registrant

Date:  November 9, 2009

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

Date: November 9, 2009

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

Date: November 9, 2009

                                          /s/Charles Snyder

                                                                                                    ----------------------

Charles Snyder

Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Barnes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Donald L. Barnes

------------------

Donald L. Barnes

Chief Executive Officer

November 9, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Snyder, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Charles Snyder

-------------------

Charles Snyder

Treasurer and Chief Financial Officer

November 9, 2009