Form 10-K
period 2009-12-31
PRESIDENTIAL LIFE CORP
filed 2010-03-11
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-5486

Presidential Life Corporation

Delaware	13-2652144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  o    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  o    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  o    No  o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer ☑	Non-accelerated filer o	Smaller Reporting Company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  o    No  ☑

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2009 was approximately $157,390,308 based on the closing sale price of the common stock on the NASDAQ National Market System on that date.  The company does not have any non-voting common equity.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 9, 2010 was approximately $297,225,705 based upon the closing price of such stock on that date.

The number of shares outstanding of the registrant’s common stock as of March 9, 2010 was 29,574,697.

Table of Contents

Part I

Page

Item 1.

Business

3

Item 1A.

Risk Factors

18

Item 1B.

Unresolved Staff Comments

23

Item 2.

Properties

23

Item 3.

Legal Proceedings

23

Item 4.

Reserved

23

Part II

Item 5.

Market for The Registrant’s Common Equity and Related Shareholder Matters

24

Item 6.

Selected Financial Data

26

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

27

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk

43

Item 8.

Financial Statements and Supplementary Data

43

Item 9.

Changes In and Disagreements with Accountants on Accounting And Financial Disclosure

43

Item 9a.

Controls and Procedures

43

Item 9b.

Other Information

43

Part III

Item 10.

Directors and Executive Officers of the Registrant

45

Item 11.

Executive Compensation

48

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

55

Item 13.

Certain Relationships and Related Transactions

56

Item 14.

Principal Accounting Fees and Services

56

Part IV

Item 15.

Exhibits, Financial Statement Schedules, and Reports on Form 8 K

58

Signatures

60

Consolidated Financial Statements and Schedules

F-1

PART 1

ITEM 1.

BUSINESS

General

Presidential Life Corporation (the “Corporation” or “Company”) is an insurance holding company that, through its wholly-owned subsidiary, Presidential Life Insurance Company (the “Insurance Company”), manages and reports as a single segment whose products are divided among annuities, life insurance and accident and health.  Unless the context otherwise requires, the “Corporation” or “Company” shall be deemed to include Presidential Life Corporation and its subsidiaries.  The Corporation was founded in 1969 and, through the Insurance Company, is licensed to market its product in all 50 states and the District of Columbia.  Approximately 51.4% of the Insurance Company’s 2009 sales of annuity, life insurance and accident and health products were made to individuals residing in the State of New York.

Organization

Headquartered in Nyack, New York, the Company had 104 full-time employees as of December 31, 2009.

Products

The Insurance Company currently emphasizes the sale of a variety of single premium and flexible premium annuity products.  Each of these products is designed to meet the needs of increasingly sophisticated consumers for supplemental retirement income and estate planning.

Due to the competitive nature of the term, whole life and universal life insurance business and the negative impact of that competition on profits from such business, management decided to exit the traditional life market in 2004 for at least so long as such market conditions prevail.  The Insurance Company will continue to service the inforce business and continue to issue the more profitable graded benefit life and simplified issue whole life products.

For financial statement purposes, revenues from the sale of ordinary life insurance, annuity contracts with life contingencies and accident and health insurance are treated as revenues whereas the sale of annuity contracts without life contingencies, deferred annuities and universal life insurance products are reported as additions to policyholders’ account balances.

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

All of the Insurance Company’s deferred annuity products provide minimum interest rate guarantees.  These minimum guaranteed rates range from 2.0% to 5.5% annually and the contracts (except for immediate contracts) are designed to permit the Insurance Company to change the crediting rates annually after the initial guarantee period subject to the minimum guarantee rate.  The Insurance Company takes into account the profitability of its annuity business and its relative competitive position in the marketplace in determining the frequency and extent of changes to the interest-crediting rate.

The Insurance Company’s deferred annuity products are designed to encourage persistency by incorporating surrender charges that exceed the cost of issuing the policy.  An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years after purchase of the annuity without incurring significant penalties in the form of surrender charges.  As of December 31, 2009 and December 31, 2008, approximately 43.7% and 43.6%, respectively, of the Insurance Company’s deferred annuity contracts inforce (measured by reserves) are subject to surrender charges.

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

A novel immediate annuity structure for joint lives was introduced in October 2009.  A deferred immediate annuity was approved by the New York State Insurance Department (NYSID) and is scheduled for introduction in 2010.  A single premium, market value adjusted (MVA) and deferred annuity contract are expected to be approved in 2010.

The following table presents annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 2009, in each case, as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

ANNUITIES IN FORCE AS OF DECEMBER 31 FOR THE FOLLOWING YEARS

	2009	2008	2007	2006	2005
	(dollars in thousands)
Single Premium
Deferred	$ 1,876,532	$ 1,854,726	$ 1,977,713	$ 2,350,978	$ 2,630,611
Immediate	584,037	588,324	613,952	641,173	664,215
Other Annuities	439,615	437,844	442,413	441,938	441,076
Total Annuities	$ 2,900,184	$ 2,880,894	$ 3,034,078	$ 3,434,089	$ 3,735,902

Number of annuity contracts in force	56,137	57,087	61,309	69,538	76,242

Average size of annuity contract in force	$ 51.7	$ 50.5	$ 49.5	$ 49.4	$ 49.0

Total dollar amount of annuity surrenders	$ 162,382	$ 283,129	$ 535,149	$ 480,075	$ 151,182

Ratio of surrenders and withdrawals to mean surrenderable annuities in force*	7.9%	13.4%	22.8%	18.0%	5.5%

*See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Interest Rate Risk”

The reduction in annuity surrenders is attributable to a reduction in policies coming off surrender charges, when compared to prior years when large blocks of policies came off their surrender charge period.

Annuity Considerations – The following table sets forth certain information with respect to the Insurance Company’s annuity considerations for each of the five fiscal years ended December 31, 2009, as determined in accordance with statutory accounting principles, which include as revenue the consideration from policyholders in such years other than consideration from immediate annuities without life contingencies.  The information below differs from the premiums shown on the Corporation’s consolidated financial statements in accordance with GAAP in that, under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

Distribution of Products – By Gross Annuity Considerations

	For the fiscal years ended December 31,
	2009	2008	2007	2006	2005
Single Premium	(dollars in thousands)
Deferred	$ 145,795	$ 109,180	$ 94,161	$ 118,613	$ 94,075
Immediate	39,427	30,035	24,785	27,539	27,367
Other Annuities	5,693	7,308	9,900	9,462	10,198

Total Annuities	$ 190,915	$ 146,523	$ 128,846	$ 155,614	$ 131,640

Life Insurance Business

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

Simplified Issue Whole Life

Beginning in April 2009, the company introduced a Simplified Issue Whole Life policy for customers who would not qualify for standard risk rates, but want immediate coverage as opposed to Graded Benefit Life, which has a modified face amount for two to three years. The rates are sub-standard based on the impairments that are acceptable by the company for that risk classification. The maximum face amount available is $20,000 and underwriting is required to approve for issue.  Field Underwriting by the Agent is required at the time of the application. The applicant is required to disclose medical information which is then verified by the Company to ascertain if the risk is acceptable or greater than the impairments that qualify for the product.  If the applicant is not eligible by underwriting standards we can offer a Graded Benefit Life policy. Underwriting rules for reinstatement of a simplified issue whole life policy must meet the same risk classification it was at issue, or the policyholder is declined reinstatement.

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

Insurance Policies Inforce – The following table sets forth universal, whole and term life insurance policies inforce, as well as certain statistical data for each of the five years ended December 31, 2009.

LIFE INSURANCE INFORCE

	2009	2008	2007	2006	2005
	(dollars in thousands)
Beginning of year:
Universal	$ 410,171	$ 425,496	$ 429,538	$ 443,738	$ 459,744
Whole <F1>	193,130	189,894	171,558	158,669	146,604
Term	575,705	612,507	650,584	703,665	748,069
Total	$ 1,179,006	$ 1,227,897	$ 1,251,680	$ 1,306,072	$ 1,354,417

Sales and additions:
Universal	1,581	1,700	8,833	2,642	1,492
Whole <F1>	46,305	53,247	71,170	62,575	61,138
Term	-	-	-	-	-
Total	47,886	54,947	80,003	65,217	62,630

Terminations:
Death	17,529	17,562	12,834	14,991	11,768
Surrenders and conversions	26,050	23,053	25,211	21,488	22,173
Lapses	53,853	54,543	56,757	75,276	70,906
Other	8,124	8,681	8,984	7,854	6,128
Total	105,556	103,839	103,786	119,609	110,975

End of year:
Universal	392,738	410,171	425,496	429,538	443,738
Whole<F1>	192,395	193,130	189,894	171,558	158,669
Term	536,203	575,705	612,507	650,584	703,665
Total	$ 1,121,336	$ 1,179,006	$ 1,227,897	$ 1,251,680	$ 1,306,072

Total reinsurance ceded	$ 613,254	$ 656,997	$ 710,494	$ 755,516	$ 814,538

Total insurance inforce at end of year net of reinsurance	$ 508,082	$ 522,009	$ 517,403	$ 496,164	$ 491,534

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

Ancillary Products

We offer ancillary product lines designed to further protect against risks to which our core customer is typically exposed.  These products combined contributed only 1.4% to our total premiums in 2009; however, we are expecting this to increase in 2010.  The majority of these products, excluding dental, is reinsured and the administration of these products is handled by a third party administrator.  Our ancillary product offerings include the following:

•

Medical Stop Loss:  Medical stop loss coverage is sold to employers (not individual employees) to cover their liabilities as incurred in the administration of self-funded medical plans. These are plans that are governed by ERISA. The employer does not buy a fully-insured plan from a carrier, but instead opts to pay the benefits for its medical plan itself.  The parameters of these benefits are spelled out in a Plan Document that is disseminated to employees.  The employer then purchases Stop Loss coverage to insure it against claims in excess of contractually designated amounts.

The coverage purchased by the employer will typically cover the risk that a claim on an individual employee exceeds a certain level and the risk that the overall claims for the plan (less whatever amount is covered under the specific deductible) exceeds a given level. Both types of plans generally have a maximum reimbursement level and is reinsured at approximately 85-90%.

•

Group dental:  In the third quarter of 2009, the Company began providing group dental insurance.  Dental benefit plans provide funding for necessary or elective dental care.  This policy provides dental coverage and is available only in New York to employer groups.  Coverage is provided through a preferred provider organization (“PPO”) or out of network arrangement in which this coverage is subject to deductibles, coinsurance and annual or lifetime maximums.

•

Individual impaired risk disability:  The individual substandard disability product provides disability income insurance.  Individually underwritten policy for the substandard risk market, this was designed for individuals that may have been declined for normal disability coverage with another carrier.

•

Hospital indemnity products:  A limited benefit policy that provides a combination of hospital indemnity and limited medical-surgical benefits, available to persons and their dependents.   Optional accidental death and dismemberment (“AD&D”), dental or vision benefits are offered.  Our hospital indemnity products provide a daily benefit (ranging from $100 to $2,000 per day) for medically necessary inpatient confinements up to a maximum number of days and a limited dollar benefits for treatment of medical conditions.  The policy does not cover all medical expenses.

•

Accident products:  A limited benefit policy not intended to cover all medical expenses. Our accident emergency room policy provides accident only benefits for accident/dental medical and AD&D with an accident/sickness emergency room benefit.  Subject to deductibles, limits and maximums, the policy will pay the selected benefit amount (ranging from $1,000 to $10,000 per injury/sickness).

•

Group Life: Group term life insurance provided through the workplace provides financial coverage in the event of premature death. AD&D insurance, as well as coverage for spouses, children or domestic partners, are also available. Insurance consists primarily of renewable term life insurance with the amount of coverage provided being either a flat amount, a multiple of the employee’s earnings, or a combination of the two.

Marketing and Distribution

The Insurance Company is licensed to market insurance products in all 50 states and the District of Columbia.  The Insurance Company distributes its annuity contracts and life insurance policies (products) through 823 independent General Agents (338 of which are located in New York State).  These General Agents, in turn, distribute the Insurance Company’s products through their 13,103 licensed insurance agents or brokers most of whom also distribute similar products marketed by other insurance companies.  Management believes the Insurance Company offers innovative products and quality service and that its product commission rates are competitive.  The New York State Department of Insurance (NYSID) regulates General Agent commission rates.

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

The Insurance Company’s top ten General Agents, as measured by combined 2009 annuity and life premiums, accounted for approximately 27% of the Insurance Company’s sales in 2009.  No single General Agent accounted for more than 4.9% and no single agent accounted for more than 3.3% of total sales.  Management believes no single distribution source loss will have a material adverse impact on the Insurance Company.  However, the simultaneous loss of several distribution sources would diminish our product distribution and reduce sales unless these sources are timely replaced.  To guard against this contingency, the Insurance Company continuously recruits new independent General Agents.

Underwriting Procedures

The Insurance Company issues Graded Benefit Life, a guaranteed issue product that requires no underwriting.  The maximum face amount for this product is $50,000.  The Insurance Company continues to maintain its life inforce business and this may require additional underwriting (i.e. reinstatements, re-entries, and conversions).  In that regard, the Insurance Company has adopted and follows detailed, uniform underwriting procedures designed to assess and quantify insurance risks.  To the extent that a policyholder eligible for reinstatement, reentry or conversion does not meet the Insurance Company’s underwriting standards at the standard risk classifications, the Insurance Company may offer to issue a classified, sub-standard or impaired risk policy for a risk adjusted premium amount rather than declining the application.  The amount of the Insurance Company’s impaired risk insurance in force in proportion to the total amount of the Insurance Company’s individual life insurance in force was approximately 5.0% at December 31, 2009.

In addition to Graded Benefit Life and beginning in April 2009, the company introduced a Simplified Issue Whole Life policy for customers who would not qualify for standard risk rates, but want immediate coverage as opposed to  Graded Benefit Life, which has a modified face amount for two to three years. The rates are sub-standard based on the impairments that are acceptable by the Company for that risk classification. The maximum face amount available is $20,000 and underwriting is required to approve for issue.  Field Underwriting by the Agent is required at the time of the application. The applicant is required to disclose medical information which is then verified by the Company to ascertain if the risk is acceptable or greater than the impairments that qualify for the product.  If the applicant is not eligible by underwriting standards we can offer a Graded Benefit Life policy. Underwriting rules for reinstatement of a Simplified Issue policy must meet the same risk classification it was at issue, or the policyholder is declined reinstatement.

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

Reinsurance

The Insurance Company follows the usual industry practice of reinsuring (“ceding”) portions of its life insurance and medical stop loss risks with other companies, a practice that permits the Insurance Company to write policies in amounts larger than the risk it is willing to retain and to obtain commissions on the insurance ceded and thereby reduce its net commission expense.  The maximum amount of individual life insurance normally retained by the Insurance Company on any one life is $50,000 per policy and $100,000 per life.  The Insurance Company cedes primarily on an “automatic” basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a “facultative” basis, under which the reinsurer’s prior approval is required on each risk reinsured.  The maximum retention of the group medical stop loss business varies, but typically the Insurance Company cedes 85% to 90% on a quota share basis.

Use of reinsurance does not discharge an insurer from liability on the insurance ceded.  An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from the reinsurer.  At December 31, 2009, of the approximately $1,121 million of the Company’s individual life insurance in force, the Insurance Company had ceded to reinsurer’s approximately $613 million.  The principal reinsurance companies of individual life policies with whom the Insurance Company did business at December 31, 2009 were Transamerica International Re, Ltd. (not rated by A.M. Best) and Swiss Re Life and Health America, Inc. (A.M. Best rating of “A (Excellent)”).

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

Investments And Investment Policy

At December 31, 2009, the Corporation had an aggregate of investment assets and cash of $3.61 billion.  Of that amount, approximately 85.6%, or $3.1 billion, were invested in fixed maturity bonds and notes, consisting primarily of corporate bonds ($1.99 billion), U.S. Government, government agencies and authorities bonds ($254.9 million), states, municipalities and political subdivisions ($99.9 million), public utility bonds ($444.3 million), commercial mortgage backed securities ($197.2 million), and preferred stocks ($99.7 million).  Approximately $196.2 million or 5.4% of invested assets were invested in limited partnerships, $301.9 million or 8.4% was invested in cash and short-term investments and the remainder was held as common stock, swaptions, policy loans and real estate.

Investment Grade Securities

As of December 31, 2009, approximately 87.7% or $3.16 billion of the Corporation’s investment portfolio consisted of investment grade securities (according to NAIC designations) and investment grade short-term commercial paper.  Of that amount, approximately $1.9 billion consisted of investment grade corporate bonds and preferred stock and $293.1 million consisted of short term securities and commercial paper rated A1/P1 or higher.  The remaining $958.9 million, consisting of U.S. Government bonds and government agency securities, public utility bonds and commercial mortgage backed securities, are discussed below.  Included in the investment grade portfolio, the Company has $406.0 million of securities designated as Rule 144A Investments which have not been registered under the Securities Act of 1933.  These securities are freely tradeable amongst institutions that are qualified investor buyers under Rule 144A.  Many of these securities may be exchanged for fully registered securities at the option of the issuer at a future date.

Below Investment Grade Securities

As of December 31, 2009, the Corporation held approximately $224.6 million in below investment grade securities, according to NAIC designations, representing approximately 6.2% of the Corporation’s investment portfolio.  This compares to $148.9 million, or 4.4% of the Corporation’s investment portfolio at December 31, 2008.  Of the 2009 amount, $187.3 million consisted of corporate bonds and preferred stock, $35.5 million of public utility bonds and $1.8 million of local governmental authority bonds.  Of these, approximately $165.4 million (73.6%) were rated at the highest below-grade investment level.  Approximately 99.95% of the Corporation’s holdings of below grade bonds were originally purchased at investment grade levels.  Included in the below-grade bond portfolios are non-performing assets totaling $3.5 million, or 0.1% of total invested assets.

Government Bonds and Agency Securities

As of December 31, 2009, the Corporation held approximately $254.9 million in U.S. Treasury or other government agency bonds consisting primarily of U.S. Treasury and GNMA, FNMA, FHLMC and FHLB obligations.

States, Municipalities and Political Subdivisions

As of December 31, 2009, the Corporation held approximately $99.9 million in municipal bonds of states, municipalities and political subdivisions.  100% of these bonds are considered investment grade. As a result of the Economic Recovery Act of 2009, the Federal Government provided a 35% subsidy of municipal interest to 2009 municipal issuers that funded infrastructure projects, including elementary and secondary schools, college housing and related projects, highways and various road projects, water and wastewater improvements, and a variety of building projects. In return, the municipal issuers agreed to issue municipal bonds where the interest is subject to Federal income tax. Known as “Build-America Bonds”, this program created a new money investment opportunity for Presidential Life Insurance Company in 2009.  Most of the bonds purchased carry ratings higher than AA3 by Moody’s, AA- by Standard and Poor’s and AA- by Fitch Investor Services and provided yields on 15-20 year maturity bonds that met or exceeded yields on 10-year BBB-rated corporate bonds. All of these bonds are rated NAIC “1”.  During 2009, Presidential Life invested $70.7 million in Build-America bonds at an average yield of 5.37%.

Public Utility Bonds

As of December 31, 2009, the Corporation held $444.3 million in public utility bonds, representing 12.3% of the investment portfolio.  Of that amount, 92% or $408.8 million consisted of investment grade securities.  Approximately 83% of the holdings represented bonds issued by the operating companies of electric and gas utilities, with the balance consisting of an assortment of electric utility holding company bonds, capital trust securities and U.S. dollar holdings in foreign electric and water utilities.  The portfolio is diversified, with 114 individual holdings of primarily investment-grade companies.  Given their large and continuing need for additional capital, public utilities are sensitive to a general rise in overall interest rates.  However, these risks are mitigated by overall economic growth in the long term, as utilities benefit by increased usage of electricity and gas and by an overall growth in their customer rate-base.

Mortgage Backed Securities

As of December 31, 2009, approximately $195.2 million (5.4%) of the Company’s investment portfolio was invested in commercial mortgage-backed obligations (“CMBS”), purchased as mezzanine level debt, between 1995 and 2001.  This compares to $207.4 million, or 6.1% of the Company’s portfolio at December 31, 2008.  A significant portion of this CMBS portfolio is scheduled to mature over the next three years, although expected maturities could be extended based upon the slowdown of prepayments.  Of the CMBS portfolio, approximately 80% is rated NAIC 1 and approximately 20% is rated NAIC 2.  The Company has not made any direct investments in residential mortgage backed securities (“RMBS”) since 2003.  The Company’s total RMBS exposure is approximately $2.0 million or 0.06% of invested assets.  These securities are all investment grade rated.

Collateralized Debt Obligations

The Company has a small portfolio (approximately $4.8 million or 0.13% of invested assets at December 31, 2009) of collateralized debt obligations (“CDO”) that were purchased between 1997 and 1999.  These securities are collateralized with high yield bank loans and high yield bonds.  These positions have unrealized gains.  The CDO portfolio was responsible for generating approximately $1.7 million of income in 2009.  The market value and level of distributed income of the CDO portfolio is expected to fluctuate with changes in interest rates and the changes in credit spreads associated with below investment-grade debt.

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

The book value of the Corporation’s investments in limited partnerships as of December 31, 2009, 2008 and 2007 was approximately $196.2 million, $290.7 million and $309.7 million respectively.  Net investment income (loss) derived from the Insurance Company’s interests in limited partnership investments aggregated approximately $(10.3 million), $49.1 million and $52.9 million in fiscal 2009, 2008 and 2007 respectively.  These amounts represented (5.6%), 18.8% and 17.9% of the Company’s total net investment income in such years.

Pursuant to the terms of certain limited partnership agreements to which the Insurance Company is a party, the Insurance Company is committed to contribute, if called upon, an aggregate of approximately $93.8 million of additional capital to such limited partnerships.  Commitments of $12.2 million will expire in 2010, $35.6 million in 2011, $40.4 million in 2012 and $5.6 million in 2013.

As of December 31, 2009, approximately $196.2 million (5.4%) of the Company’s investment portfolio consisted of interests in over seventy limited partnerships, which are engaged in a variety of investment strategies, including debt restructurings, real estate, international opportunities, merchant banking, oil and gas, infrastructure and multi-strategy hedge funds.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which except for hedge fund investments, may be mitigated by the ability of the Insurance Company to receive quarterly distributions of partnership earnings.

The Company is invested in six hedge fund limited partnerships with a carrying value of $59.9 million as of December 31, 2009.  These partnerships each contain liquidity provisions which allow the Company to withdraw amounts equal to the total capital account balance at least annually with notice requirements of 30-90 days.  These withdrawals may be subject to a holdback of 5-10%, with final distributions pending the completion of the partnership’s annual audit.  The Company has two hedge fund positions with private special investments, which currently range from approximately 15-30% of its carrying value, which would be excluded from the withdrawal process.

Approximately 24% of the Company’s investment portfolio in limited partnerships is involved in distressed asset investments. These limited partnerships take positions in debt and equity securities, loans originated by banks and other liabilities of financially troubled companies.  Investments in companies undergoing debt restructurings, which by their nature have a high degree of financial uncertainty, may be senior, unsecured or subordinated indebtedness.  This makes such underlying investments particularly sensitive to interest rate increases, which could affect the ability of the borrower to generate sufficient cash flow to meet its fixed charges.

Approximately 15% of the Company’s limited partnership portfolio generally invest in real estate assets, real estate joint ventures and real estate operating companies.  These partnerships seek to achieve significant rates of return by targeting investments that provide a strategic or competitive advantage and are priced at levels that the general partner believes to be attractive.

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

Despite the Company’s historic successful returns, prior to 2009, on its limited partnership investments and their substantial contributions to the Company’s profits in recent years, the ratings agencies which evaluate the Company have an unfavorable view of such investments.  The Company believes that this has had a negative effect on the Company’s ratings (See Item 7-Management’s Discussion and Analysis-Ratings Agencies).  As such, although the limited partnership investments have contributed substantially to the Company’s profits, they have not enabled the Company to achieve the ratings upgrades that might be expected to accompany such profitable performance.  This factor is continually monitored by Company’s management in determining whether and to what extent the Company will continue to invest in limited partnerships at current, reduced or increased levels.  Such decisions will be subject to the approval of the Chief Investment Officer and the Investment Committee and the review and approval by the Board of Directors of the Insurance Company and the Corporation, as the case may be.

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

Other Investments

As of December 31, 2009, the Company’s investment portfolio included approximately $99.7 million (2.8%) invested in preferred stock, and approximately $1.9 million (0.05%) invested in common stock.  The Company’s only direct real estate investments are two buildings in Nyack, New York, which are used as the current home office of the Insurance Company, and two acres of undeveloped land in Nyack, New York.

Scheduled Maturities, NAIC Designations and Credit Ratings

The following table sets forth the scheduled maturities for the Company’s investments in bonds and notes as of December 31, 2009.

Scheduled Maturities
Maturity <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(in thousands)
Due in one year or less <F3>	$ 188,713	6.32
Due after one year through five years	991,233	33.18
Due after five years through ten years	661,809	22.15
Due after 10 years	948,408	31.75
Total	2,790,163	93.40
Mortgage-backed bonds (various Maturities)	197,189	6.60
Total bonds and notes	$ 2,987,352	100.00%

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

The NAIC assigns securities quality ratings and uniform prices called “NAIC Designation”, which are used by insurers when preparing their statutory annual statements.  The NAIC annually assigns designations at December 31 to publicly traded as well as privately placed securities.  These designations range from class 1 to class 6, with a designation in class 1 being of the highest quality.  Of the bonds and notes in the Company’s investment portfolio, approximately 93.3% were in one of the highest two NAIC Designations at December 31, 2009.

The following table sets forth the carrying value and estimated fair value of the securities in the table above according to NAIC Designations at December 31, 2009.

NAIC Designations (generally comparable to Moody’s ratings <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(in thousands)
1 (Aaa, Aa, A)	$ 1,612,404	53.97
2 (Baa)	1,173,949	39.30
Total investment grade	2,786,353	93.27
3 (Ba)	160,777	5.38
4 (B)	22,501.76
5 (Caa, Ca)	9,902.33
6 (C)	7,819.26
Total non-investment grade <F3>	200,999	6.73
Total	$ 2,987,352	100.00%

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

<F3> Approximately 99.95% of the non-investment grade bonds represent bonds that experienced credit migration from investment grade status.

The following table sets forth the composition of the Company’s bond and notes portfolio by rating as of December 31, 2009.

Rating <F1>	Estimated Fair Value <F2>	Percent of Total Estimated Fair Value <F2>
	(in thousands)
Aaa	$ 339,960	11.38
Aa	221,862	7.43
A	978,449	32.75
Baa	1,279,434	42.83
Total investment grade <F3>	2,819,705	94.39
Ba	126,886	4.25
B	24,569.82
Caa, Ca	12,004.40
C or lower	4,188.14
Total non-investment grade	167,647	5.61
Total	$ 2,987,352	100.00%

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

<F3> Approximately 9.0% consists of U.S government and agency bonds.

New York State Insurance Department Regulation 130

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department (“NYSID”).  Under this Regulation, the Insurance Company’s ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting.  As of December 31, 2009, approximately 5.7% of the Insurance Company’s total admitted assets were invested in below investment grade debt securities.  Included in the below investment grade debt securities were 10 bond holdings in the Insurance Company’s investment portfolio that were in or near default, with an estimated fair value totaling $7.0 million (0.2%) at December 31, 2009.  For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”  Also see “Note 2 to the Notes to Consolidated Financial Statements” for certain other information concerning the Company’s investment portfolio.

Investment Portfolio Summary

The following table summarizes the Company's investment portfolio at December 31, 2009.  This table consists primarily of fixed maturity investments available for sale, which are carried at fair value.

Investment Portfolio

Total Carrying Value<F1>
(dollars in thousands)
Fixed Maturities
Bonds and Notes:
U.S. Government, government agencies
and authorities	$ 254,878
States, municipalities and political subdivisions	99,856
Investment grade corporate	1,827,461
Public utilities	444,328
Below investment grade corporate	163,641
Mortgage backed	197,189
Preferred stocks	99,669

Total Fixed Maturities	3,087,021

Equity Securities
Common stock	1,947

Other Investments:
Policy loans	18,959
Real Estate	415
Other long-term investments<F2>	196,191
Derivatives	390
Cash and short-term investments	301,899

Total cash and investments	$ 3,606,822

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

The Insurance Company is subject to regulation and supervision by the insurance regulatory agencies of the states in which it is authorized to transact business.  State insurance laws establish supervisory agencies with broad administrative and supervisory powers.  Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.  One of the requirements is that the Insurance Company performs annual cash flow testing of its assets and liabilities.  Based on the testing performed, the Insurance Company held an asset/liability reserve of $46.2 million at year-end 2009, $68 million at year-end 2008 and $60 million at year-end 2007, for statutory accounting purposes only, to address the risk of a substantial increase in surrenders in a rising interest rate environment.

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

▪

Under GAAP, Deferred Federal income taxes provide for temporary differences, which are recognized in the consolidated financial statements in a different period than for Federal income tax purposes. Deferred taxes are also recognized under

SAP; however, there are limitations as to the amount of deferred tax assets that may be reported as admitted assets. Under SAP, the change in the deferred taxes is recorded in surplus, rather than as a component of income tax expense.

▪

For statutory accounting purposes, all of the Company’s debt securities are recorded at amortized cost, except for securities in or near default, which are reported at fair value. Under GAAP, they are carried at amortized cost or fair value based on their classification as either held to maturity or available for sale.

▪

Certain assets, such as furniture and equipment, agents’ debit balances, and prepaid expenses, are not admissible under SAP but are recognized under GAAP.

▪

Under SAP, premiums from Universal Life and deferred annuities are recognized as premium when received.  Under GAAP, the premiums received are recorded as an increase in liability for policyholder account balances and revenues are recognized primarily when the policy administration fee portion of premiums and surrender charges are received.

Regulation of Dividends and Other Payments from the Insurance Company

The Corporation is a legal entity separate and distinct from its subsidiaries.  As a holding company with no other business operations, its primary sources of cash needed to meet its obligations, including dividend payments on its common stock, are rent from its real estate, income from its investments and dividends from the Insurance Company.

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

In 2009, the Insurance Company paid $24.8 million in stockholder dividends to the Corporation.  In 2010, the Insurance Company will be permitted to pay a stockholder dividend of $23 million to the Corporation without prior regulatory clearance.  However, there can be no assurance that this will continue to be the case in subsequent years.  Accordingly, Management of the Company cannot provide assurance that the Insurance Company will have adequate statutory earnings to support payment of dividends to the Company in an amount sufficient to fund the Company’s cash requirements, including the payment of dividends, or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.

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

NAIC-IRIS Ratios

The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies 12 industry ratios and specifies “normal ranges” for each ratio.  The IRIS ratios were designed to advise state insurance regulators of significant changes in an insurance company’s product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations.  These changes need not result from any problems with an insurance company, but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC.  When an insurance company has four or more ratios falling outside “normal ranges,” state regulators may, but are not obligated to, inquire of the company regarding the nature of the company’s business to determine the reasons for the ratios being outside the “normal range.”  No regulatory significance results from being out of the normal range on fewer than four of the ratios.  For the year ended December 31, 2009, the Insurance Company, had four ratios that fell outside the normal range.  Two ratios, the “Net Change in Capital and Surplus” and the “Gross Change in Capital and Surplus” fell outside of the normal range due to an increase in unrealized losses as well as an increase in the non-admitted portion of the statutory deferred tax asset.  The “Adequacy of Investment Income” was slightly below normal due to the decrease in investment income, more specifically due to the loss in income on the limited partnerships.  The “Change in Reserve Ratio – Life” of the Insurance Company, fell outside the normal range.  This was primarily attributable to the one time elimination on December 31, 2008 of the additional reserve that had been established on December 31, 2007 on the guaranteed issued business. As part of our filing requirements, we have provided the NAIC with explanations regarding the exceptions noted above.  We anticipate being in compliance in 2010.

Risk-Based Capital

Under the NAIC's risk-based capital (“RBC”) formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2009, the Insurance Company’s Company Action Level was $72.3 million and the Mandatory Control Level was $25.3 million. The Insurance Company’s adjusted capital at December 31, 2009 and 2008 was $280.5 million and $370.9 million, respectively, which exceeds all four action levels.  The Company’s RBC ratio as of December 31, 2009 and 2008 was 388% and 450%, respectively.

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

The amount of these assessments against the Insurance Company in 2009 and prior years have not been material.  However, the amount and timing of any future assessment against the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Corporation and the Insurance Company.  As such, no reasonable estimate of such assessments can be made.

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

Regulation at State Level

The Insurance Company is subject to regulation by numerous states.  An individual state may subject the Insurance Company to rules or regulations that will adversely affect the Insurance Company’s operations in other states.  If the individual state’s rules or regulations are sufficiently prejudicial, the Insurance Company may have to abandon that individual state as a market.

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

Enterprise Risk Management

Under the current economic environment, the Company’s Enterprise Risk Management ("ERM") program has become more critical in supporting executive decision making regarding capital management, investment decisions, and other key decisions, contributing to preserve and enhance shareholder value.     In 2007, the Company adopted an ERM policy as a methodology and process for the Company to actively manage risks. Management adopts the use of robust capital modeling to help optimize executives’ key decisions. Management has developed a structured ERM framework in order to identify, monitor, and mitigate major risks.  Status on key risk management initiatives, as well as risk dashboard reports, is provided to the Board of Directors quarterly.  The framework also allows the Company to clarify corporate governance structure, ensure clear accountability and identify any potential gaps that may emerge in current risk management practices.

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

ITEM 1A.

RISK FACTORS

The following are certain risk factors that could affect the Corporation’s business, financial results and results of operations.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K.  Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining our actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

▪

Credit market conditions, may adversely affect the business and the results of operations and we do not expect these conditions to improve in the near future:

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

The demand for our products could be adversely affected in an economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower corporate earnings and lower business investments.  We also may experience a higher incidence of claims and lapses or surrender of policies.  Our policyholders may choose to defer or stop paying insurance premiums.  We cannot predict definitively whether or when such actions, which could impact our business, results of operations, cash flow and financial condition, may occur.

▪

Investment in limited partnerships:

As of December 31, 2009, approximately $196.2 million (5.4%) of the Company’s investment portfolio consisted of interests in over seventy limited partnerships managed by various general partners, which are engaged in a variety of investment strategies, including real estate, international opportunities, debt restructurings, oil and gas and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Insurance Company to take quarterly distributions of partnership earnings.

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

▪

Our primary reliance, as a holding company, on sales of and interest on the Corporation’s investments and rent from its real estate to meet operating expenses and dividend payments:

The Corporation is a holding company and, therefore, depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations. The Insurance Company is subject to laws that authorize regulatory bodies to block or reduce the flow of funds from the Insurance Company to the Corporation. Regulatory action of that kind could impede access to funds that the Corporation needs to make payments on obligations or dividend payments. An inability of the Corporation to access funds from its subsidiaries could adversely affect its ability to meet its obligations.

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

▪

Reliance on General Agents:

The independent General Agent system is the Insurance Company’s primary product distribution system.  The Insurance Company utilizes many General Agents to distribute its products and therefore, is not dependent on any one General Agent or agent for a substantial amount of its business.  On the other hand, independent General Agents and agents are not captive to the Company.  Management believes that interest crediting rates, General Agent product commission levels, annuity and life product features, company support services and perceived company financial stability help determine our competitive nature at any given point in time and influence General Agents and their agents to distribute our products.  The Insurance Company’s top ten General Agents, as measured by combined 2009 annuity and life premiums, accounted for approximately 27% of the Insurance Company’s sales in 2009.  No single General Agent accounted for more than 4.9% and no single agent accounted for more than 3.3% of total sales.

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

▪

Discrepancies between actual claims experience and assumptions used in setting prices for our products and establishing the liabilities for our obligations for future policy benefits and claims:

The Insurance Company establishes liabilities for amounts payable under life insurance policies, accident and health insurance policies and annuity contracts.  Generally, these amounts are payable over a long period of time and the profitability of the products is dependent on the pricing. Principal assumptions used in pricing policies and in the establishment of liabilities for future policy benefits are investment returns, mortality, expenses and persistency. The reserves reflected in the Corporation's consolidated financial statements are based upon the Corporation's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all non-interest-sensitive products.  While the Insurance Company historically has not experienced significant adverse deviations from its assumptions, there can be no guarantee that future estimates and assumptions will not significantly deviate from actual results.

▪

Our business may be adversely affected if the decline in annuity contracts in-force were to continue for an extended period of time:

The declining trend in annuity inforce primarily reflects unusually large volumes of business written in 2000 thru 2002.  These contracts started to come off surrender charge at the end of 2005, through the end of 2008, at a relatively large expected surrender rate.  In 2009, annuity surrenders and death claims outpaced new sales causing a slight decline in total annuity inforce.  The Company believes that surrenders and death claim activity combined with the challenging low interest rate environment for annuity sales, total annuities inforce may fall.

•

Our business could be negatively affected as a result of the actions of Herbert Kurz, our former Chairman:

In December 2009, our former Chairman, Herbert Kurz, commenced a solicitation of stockholder consents for the purpose of, among other things, removing from office, without cause, all of the current directors (other than Mr. Kurz himself) and electing in their place a slate of nominees proposed by Mr. Kurz, who would, in turn, re-install Mr. Kurz as "interim" CEO.  Mr. Kurz did not obtain the requisite stockholder consents to his proposals within the time frame prescribed by Delaware law.  Nevertheless, on February 12, 2010, Mr. Kurz notified the Company of his intention to nominate, for election at the next annual shareholders' meeting, the same slate of nominees that he had proposed in his unsuccessful consent solicitation.  Mr. Kurz further indicated that he may initiate a proxy contest in connection with those nominations.  If Mr. Kurz or any other shareholder does wage a proxy contest, our business could be adversely affected because:

•

Responding to proxy contests and other actions by activist shareholders will be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees, which may negatively impact our financial results,

•

Perceived uncertainties as to our future direction may make it more difficult to attract and retain qualified personnel and business partners;

•

If individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders, and

•

If Mr. Kurz is successful in electing his hand-picked slate of nominees, those nominees have indicated previously that they intend to reinstall Mr. Kurz (who will then be 90 years old) as "interim" CEO of the Company.   Reinstalling Mr. Kurz as CEO could negatively impact the Company in several respects.  The Company will face the risk of downgrading by rating agencies, in particular A.M. Best.  A.M. Best has placed the Company under review with negative implications as a result of the management uncertainty engendered by Mr. Kurz's control campaign.  A downgrade by A.M. Best could have a negative impact on the Insurance Company’s ability to sell its products.  In addition, the New York State Insurance Department, which has regulatory authority over the Company's business, is investigating the Kurz Family Foundation and Mr. Kurz.  If Mr. Kurz is reinstalled as CEO and regulatory action is taken against him as a result of that investigation, the Company could be adversely affected.

All of these actions could cause our stock price to experience periods of volatility,

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

ITEM 3.

LEGAL PROCEEDINGS

On December 30, 2009, an alleged stockholder plaintiff, Alan R. Kahn (the "Plaintiff"), filed a derivative action (the "Kahn Action"), for the purported benefit of the Company, against Mr. Kurz and the Company's other directors, and the Company itself (as a nominal defendant). Plaintiff alleges that Mr. Kurz and the other directors breached their fiduciary duties and wasted the Company's assets by authorizing the continued payment of compensation and fringe benefits to Mr. Kurz after he resigned as President of the Company and CEO of the Insurance Company, and in view of Mr. Kurz's failure to disclose that, as he later represented in the 2008 tax return for the Kurz Family Foundation (the "Foundation"), he allegedly spent 40 hours a week working as a director of the Foundation; that Mr. Kurz pledged his support for Donald Barnes around and before the time of the annual stockholders' meeting in May 2009, but then, in statements filed in October and November 2009, disclosed that he was commencing a consent solicitation to remove, without cause, Mr. Barnes and the other directors (except for himself); that in or around December 2009, the directors (other than Mr. Kurz) disclosed, allegedly belatedly, that they did not believe that Mr. Kurz, at his advanced age of nearly 90, could effectively serve in a management capacity for a public company, that an Independent Committee of the Board had uncovered a pattern of self-dealing by Mr. Kurz that included, among other things; misuse of the Company's health insurance plan and Kurz's use of charitable assets, of the Foundation, for non-charitable purposes, and that the New York State Insurance Department has instituted an official investigation into the affairs, conduct and practices of the Foundation. In addition to the fiduciary and waste claims asserted against the directors, Plaintiff also brought a claim for unjust enrichment against Mr. Kurz alone, demanding that he disgorge all purported unearned compensation. Plaintiff also demands that the directors account to the Company for all damages and return all remuneration paid to them while they were allegedly in breach of their duties. Plaintiff also seeks to enjoin the Company from continuing to pay compensation and benefits to Mr. Kurz, as well as attorneys' fees and other relief that the Court may deem proper. The Company and the directors (other than Mr. Kurz) have filed motions to dismiss based on failure to state a claim and failure to make a demand on the board. Management does not believe that this action will have a material effect on the Company's financial condition or results of operations.

ITEM 4.

RESERVED

Part II

ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

General

The Corporation’s common stock trades on The NASDAQ Stock Market® under the symbol “PLFE”.  The following table sets forth, for the indicated periods, the high and low bid quotations for the common stock as of the close of business each applicable day, as reported by the National Association of Securities Dealers, Inc., and the per share cash dividends declared on the common stock.

	High	Low	Cash Dividends Declared per Share
Fiscal 2008
First Quarter	$ 18.41	$ 16.11	$ .1250
Second Quarter	18.16	15.42	.1250
Third Quarter	19.36	14.77	.1250
Fourth Quarter	16.12	5.88	.0625

Fiscal 2009
First Quarter	$ 10.75	$ 5.84	$ .0625
Second Quarter	11.94	7.57	.0625
Third Quarter	11.49	7.28	.0625
Fourth Quarter	11.44	8.85	.0625

Fiscal 2010
First Quarter
(through March 9, 2010)	$ 10.05	$ 8.90	$ .0625

The Corporation has paid regular cash dividends since 1980.  On November 12, 2008, the Presidential Life Corporation Board of Directors approved a 50% decrease in the quarterly dividend (6.25 cents vs. 12.5 cents per share) payable January 2, 2009 to holders of record on December 15, 2008.  This dividend rate (6.25 cents per share) remained constant through 2009 and the first quarter of 2010.  The Corporation expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and the financial condition of the Insurance Company.  Any determination to pay dividends is at the discretion of the Corporation’s Board of Directors and is subject to regulatory and contractual restrictions as described in “Part I – Business – Insurance Regulation” and Part II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  On March 9, 2010, there were approximately 517 holders of record of the Corporation’s common stock.

Comparative Performance by the Company

The SEC requires the Company to present a graph comparing the cumulative total shareholder return on its Common Stock with the cumulative total shareholder return of:  (i) a broad equity market index; and (ii) a published industry index or peer group.  The following graph compares the Common Stock with:  (i) the S&P 600 SmallCap Index; and (ii) the S&P Life and Health Insurance Index and assumes an investment of $100 on December 31, 2004 in each of the Common Stock, the stocks comprising the S&P 600 SmallCap Index and the stocks comprising the S&P Life and Health Insurance Index, assuming the reinvestment of dividends.

Total Return To Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE
		Years Ending

Company / Index		Dec05	Dec06	Dec07	Dec08	Dec09
Presidential Life Corporation		14.85	17.26	-18.04	-41.83	-4.76
S&P 600 SmallCap Index		7.68	15.12	-0.30	-31.07	25.57
S&P 500 Life & Health Insurance Index		22.51	16.51	11.00	-48.32	15.58

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec04	Dec05	Dec06	Dec07	Dec08	Dec09
Presidential Life Corporation	100	114.85	134.67	110.38	64.20	61.15
S&P 600 SmallCap Index	100	107.68	123.96	123.59	85.19	106.97
S&P 500 Life & Health Insurance Index	100	122.51	142.75	158.45	81.89	94.64

ITEM 6.  SELECTED FINANCIAL DATA

Selected consolidated financial data for the Corporation are presented below for each of the five years in the period ended December 31, 2009.  This data should be read in conjunction with the Corporation’s Consolidated Financial Statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Statement Data:
Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Total Revenue	$242,247	$265,844	$364,125	$358,826	$458,581
Benefits	214,557	208,740	217,668	242,218	255,743
Interest Expense on Notes Payable	754	7,353	9,138	10,432	9,636
Expenses, excluding interest	30,021	32,867	40,659	36,013	44,990
Total Benefits and Expenses	245,332	248,960	267,465	288,663	310,369
(Benefit) Provision for Income Taxes	(5,305)	(1,700)	32,978	20,450	56,623
Net Income	$2,220	$18,584	$63,682	$49,713	$91,589
Income per Share, diluted	$0.08	$0.63	$2.15	$1.67	$3.11
Dividends per Share	$.25	$.4375	$.50	$.40	$.40
Balance Sheet Data:
At December 31,
	2009	2008	2007	2006	2005
(in thousands)
Assets	$3,765,042	$3,681,308	$4,155,516	$4,619,372	$4,895,559
Total Capitalization
Notes Payable	-	66,500	90,195	150,000	150,000
Shareholders’ Equity	568,380	440,054	661,955	639,587	626,496
Total	$568,380	$506,554	$752,150	$789,587	$776,496
Book Value Per Share	$19.22	$14.88	$22.40	$21.70	$21.29
Net Investment Return on Assets	5.35%	7.27%	7.14%	7.06%	7.45%

As described under “Ratings” and “Regulation,” the Corporation’s business is substantially affected by capital ratios and their impact on its ratings.  Sales are being made with a greater selectivity based on increased profit level requirements for new business.  The Insurance Company has determined that the level of competition in the sale of traditional and universal life insurance products has made it very difficult for smaller insurance companies, such as the Insurance Company, to participate in this business in a profitable way.  Accordingly, the Insurance Company has determined that, under the current market conditions, it will not participate in the sale of traditional and universal life policies.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Insurance Company is engaged in the sale of insurance products with three primary lines of business: individual annuities, individual life insurance, and group accident and health.  Revenues are derived primarily from premiums received from the sale of annuity contracts, life and accident and health products, and gains (or losses) from our investment portfolio.

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

Profitability in the Insurance Company’s individual annuities, individual life insurance and group accident and health depends largely on the size of its inforce book of business, the adequacy of product pricing and underwriting discipline, and the efficiency of its claim and expense management.

Unless specifically stated otherwise, all references to 2009, 2008 and 2007 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

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

Executive Overview

Results

The Corporation’s earnings per share were $0.08 for 2009, as compared to $0.63 in 2008 and $2.16 in 2007.  Results in 2009 primarily reflect a decrease in investment income.  Our total revenues in 2009 were $242 million, compared to $266 million in 2008 and $364 million in 2007.  Net income in 2009 was $2.2 million as compared to $18.6 million in 2008 and $63.7 million in 2007.  Benefits and expenses in 2009 were $245 million, compared to $249 million in 2008 and $267 million in 2007.  The Corporation’s decreases in earnings and revenues in 2009 resulted primarily from decreases in net investment income.  Decreased investment income from the Corporation’s short-term investments and fixed maturities as well as investment losses from the limited partnerships all contributed to lower revenues in 2009.

As shown in the table below, due to the global economic recession that took hold in 2008, the Company’s net income began to decrease each quarter following the first quarter of 2008.  In fact, the Company reported a net loss in the fourth quarter of 2008 and continued to report losses through the second quarter of 2009.  As the economic climate began to improve in the second half of 2009, the Company was able to post net income of $63 thousand and $12.2 million in the third and fourth quarters of 2009, respectively.  If the economy continues to strengthen in 2010, the Company’s earnings should continue to improve although there can be no assurance that this trend will continue.

Three Months Ended
Net (loss) income		March 31 June 30	September 30	December 31
(in thousands)

2009	$ (8,434)	$ (1,628)	$ 63	$ 12,219

2008	$ 10,934	$ 9,751	$ 625	$ (2,726)

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

4.

Interest Rate Risk:  One of the Insurance Company’s principal products is deferred annuities, which are interest rate sensitive instruments.  In an interest rate environment of falling or stable rates the Insurance Company’s annuity holders are less likely to seek to surrender their annuities prior to maturity to seek alternative, higher-yielding investments.  However, in an environment of moderately or significantly increasing rates, such surrenders should be expected to increase.  As of December 31, 2009, the existence of surrender fees on approximately 43.7% of the Insurance Company’s outstanding deferred annuities acts as a deterrent against surrenders.   However, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Moreover, the surrender fees are only in effect, primarily for up to the first 7 years of each annuity policy and, therefore, disappear over time (see table below).  In the event of a substantial increase in surrenders during a short period of time, the Insurance Company may have to sell off longer-term assets to pay current surrender liabilities.  The Insurance Company continually develops strategies to address the match between the timing of its assets and liabilities.  To that end, in 2006, 2007 and 2008, a significant number of policies came off surrender charge and a significant portion of this business did surrender.  This can be seen in the surrender ratio in the table on page 3.  The Company anticipated this and maintained a significant level of cash equivalents to fund surrenders avoiding the need to sell long-term assets at a loss. The Company believes that the heavy surrender activity is now largely behind us. Additionally, management has increased the incentive for agents to retain this business with the Company by paying full first year compensation on internal rollovers.  Since 2008, a significantly smaller amount of business has been coming off surrender charge, as shown in the table below.  Consequently, we expect a continuation of the markedly lower surrender ratio in the next twelve months, when compared to those in prior years.

Account Value with Surrender Charges Expiring

Year Expiring	Account Value (in millions)	Percent of Account Value Expiring
2010	$ 81.9	9.0%
2011	129.5	14.2
2012	229.7	25.2
2013	189.3	20.8
2014	138.3	15.2
2015 and later	141.9	15.6

Total	$ 910.6	100.0%

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

	2009	2008	2007	2006	2005
Ratio of annualized voluntary terminations (surrenders and lapses) to mean life insurance in force	6.9%	6.5%	6.6%	7.6%	7.0%

The assumed rate of return on invested cash and desired spreads during the period that insurance policies or annuity contracts are in force also affects pricing of products and currently includes an assumption by the Insurance Company of a specified rate of return and/or spread on its investments for each year that such insurance or annuity product is in force.

Investment Results

The following table summarizes the Insurance Company's investment results for the periods indicated, as determined in accordance with GAAP.

Year Ended December 31,
	2009	2008	2007	2006	2005
(in thousands)
Cash and total invested Assets <F1>	$ 3,495,755	$ 3,689,747	$ 4,228,704	$ 4,589,132	$ 4,678,264
Net investment income <F2>	$ 184,269	$ 261,735	$ 294,860	$ 316,415	$ 339,711
Effective yield <F3>	5.35%	7.27%	7.14%	7.06%	7.45%
Net realized investment (Losses) Gains <F4>	$ (2,950)	$ (47,893)	$ 24,833	$ (3,607)	$ 75,010

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

The Company experienced a decline in net investment income of $77.5 million from $261.7 million in 2008 to $184.3 million in 2009.  A significant part of this decline was due to income from the limited partnerships.  Due to schedule K1 adjustments caused by the extraordinary decline in the financial markets in 2008, which were realized in net investment income in 2009, income from the limited partnerships had a decline of $59.4 million in 2009. Limited partnership income declined from a gain of $49.1 million in 2008 to a loss of $10.3 million in 2009. The Insurance Company experienced a decline of $8.3 million of investment income from short-term investments caused by the abnormally low commercial paper rates throughout 2009. Income from bonds also declined $5.8 million from $193.0 million in 2008 to $187.2 million in 2009, due to a decline in both invested assets and invested yields compared to 2008.

Investments

The Insurance Company derives a predominant portion of its total revenues from investment income. The Insurance Company manages most of its investments internally.  All investments made on behalf of the Insurance Company are governed by the Statement of Investment Policy established and approved by the Finance and Investment Committee and the Board of Directors of the Insurance Company and the Corporation and by qualitative and quantitative limits prescribed by applicable insurance laws and regulations.  The Finance and Investment Committee meets regularly to set and review investment policy and to approve current investment plans.  The actions of the Finance and Investment Committees are subject to review and approval by the Board of Directors of the Insurance Company and Corporation.  The Insurance Company's Statement of Investment Policy must comply with NYSID regulations and the regulations of other applicable regulatory bodies.

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

The Insurance Company¢s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio and sale of securities to meet cash flow needs.  In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover.  The discount rate is the effective interest rate implicit in the underlying fixed maturity security.  The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired.  If an Other than Temporary Impairment (“OTTI”) exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income.  If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded to other comprehensive income (“OCI”), as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

To determine the recovery period of a fixed maturity security, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

•

Historic and implied volatility of the security;

•

Length of time and extent to which the fair value has been less than amortized cost;

•

Adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;

•

Failure, if any, of the issuer of the security to make scheduled payments; and

•

Recoveries or additional declines in fair value subsequent to the balance sheet date.

For all fixed maturities securities evaluated for OTTI, we consider the timing and amount of the cash flows. When evaluating whether our collateralized mortgage obligations (“CMOs”) are other-than-temporarily impaired, we also examine the characteristics of the underlying collateral, such as delinquency, loss severities and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the quality of any credit guarantors, the susceptibility to variability of prepayments, our intent to sell the security and whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. In assessing corporate fixed maturities securities for OTTI, we evaluate the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position including the fundamentals of the issuer to determine what we would recover if they were to file bankruptcy versus the price at which the market is trading; fundamentals of the industry in which the issuer operates; expectations regarding defaults and recovery rates; and changes to the rating of the security by a rating agency.

For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) in our Consolidated Statements of Income.   We base our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location.

As of December 31, 2009, 8.1% of the Company’s invested assets (approximately $293.1 million) consisted of short-term commercial paper with maturities of less than 45 days. This commercial paper consisted of direct obligations of various corporations rated a minimum of A1 by Standard and Poor’s and P1 by Moody’s.  As part of its Asset-Liability management strategy, the Insurance Company has kept elevated levels of cash investments since 2005, anticipating the potential surrender of annuity contracts with expiring surrender charges. This cash has been available to meet actual surrenders and any other cash needs. By having the liquidity afforded by these cash investments during 2009, the Company was been able to satisfy all of its cash needs, except for the Company’s retirement of the Senior Notes, without any portfolio sales from the fixed income portfolio.

As of December 31, 2009, approximately 5.5% of the Insurance Company's total invested assets were invested in limited partnerships and equity securities.  Investments in limited partnerships are included in the Corporation's consolidated balance sheet under the heading “Other long-term investments.”  See “Note 2 to the Notes to Consolidated Financial Statements.”  The Insurance Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $93.8 million of additional capital to certain of these limited partnerships.  Commitments of $12.2 million will expire in 2010, $35.6 million in 2011, $40.4 in 2012, and $5.6 in 2013.  The Insurance Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Insurance Company to take quarterly distributions of partnership earnings.  There can be no assurance that the Insurance Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically.  Further, there can be no assurance that the Insurance Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Insurance Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Corporation's financial condition and results of operations.

The Company believes that the current recessionary environment coupled with limited credit availability will challenge the partnerships’ ability to monetize investments and generate capital gains until conditions improve.

The primary market risks in the Insurance Company’s investment portfolio are interest rate risk (discussed above), credit risk and, to a lesser degree, equity price risk.  Changes in credit risk are generally measured by changes in corporate yields in relation to the underlying Treasuries (“corporate spreads”) as well as changes in the Credit Default Swap (“CDS”) market, although the Company is a cash investor and does not buy or sell credit default swaps. The Insurance Company's exposure to foreign exchange risk is insignificant.  The Insurance Company has no direct commodity risk.  Changes in interest rates can potentially impact the Corporation’s profitability.  In certain scenarios where interest rates are volatile, the Insurance Company could be exposed to disintermediation risk (asset/liability mismatch) and reduction in net interest rate spread or profit margin.  See “Interest Rate Risk” above.

Unrealized Losses

General

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 1,841	$ 482	$ -	$ -	$ 1,841	$ 482
Corporate Bonds	243,428	13,654	563,197	73,100	806,625	86,754
Preferred Stocks	1,942	109	61,407	15,525	63,349	15,634
Subtotal Fixed Maturities	247,211	14,245	624,604	88,625	871,815	102,870
Common Stock	1	4	-	-	1	4

Total	$ 247,212	$ 14,249	$ 624,604	$ 88,625	$ 871,816	$ 102,874

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2009.

	Gross Unrealized Losses	% Of Total
	(in thousands)
Less than twelve months	$14,245	13.85
Twelve months or more	88,625	86.15

Total	$102,870	100.00

As of December 31, 2009, the Company had 315 securities in a net unrealized loss position. Of this total, 283 are bonds holdings, 31 represent preferred stocks and 1 is an equity position.

Total unrealized losses decreased from $355.9 million at December 31, 2008 to $102.9 million at December 31, 2009.  This decrease in the unrealized losses resulted from the significant tightening in corporate bond spreads caused by the improvement in the financial markets in 2009 and the strong recovery in corporate financing, particularly in investment-grade corporate bond financing. According to the Bank of America/Merrill Lynch corporate spread indices, 10-year, BBB-rated industrial spreads tightened by 467 basis points, BBB-rated financial spreads tightened by 804 basis points and BBB-rated utility spreads tightened by 349 basis points during 2009.  The Company carefully examines each issue where the market value has fallen below 70% of book value to determine if the bonds are not-other-than-temporarily impaired. Consistent with the Company’s OTTI (Other than Temporarily Impaired) Policy as discussed above, the Company will recognize a write-down of book value to current market value, if warranted.

U.S. Treasury Obligations and Direct Obligations of U.S. Agencies

The 2009 net unrealized loss was $481,750 on a fair value of $1,841,000 on the U.S. Treasuries.

Corporate Bonds

The predominant investment category for the Company’s investments is the “Corporate Bond” Category (including Public Utilities and Taxable Municipal Bonds), which totaled $2.6 billion at December 31, 2009.  Municipal bonds had a greater-than-12-month loss of $3.0 million on a fair value of $8.8 million. Approximately $2.1 million of this loss represented a bond position in the Westchester County NY Industrial Development Agency (IDA), Series 2003.  This position is secured by a pledge of the rental payments from a 9-story parking garage to the Westchester County IDA.  There is also additional security provided by a leasehold mortgage on this property and a one-year debt service reserve fund. This bond had also been wrapped by bond insurance provided by ACA, a bond insurer that went bankrupt at the end of 2008. The bonds are current on principal and interest payments from the cash flow provided by the garage and are rated “NAIC 2” (investment-grade) by the SVO Office of the NAIC.

 The unrealized losses on corporate bonds decreased from $311.2 million at December 31, 2008 to $86.7 million at December 31, 2009.  The 5 largest loss positions consisted of the following holdings: Western and Southern Financial ($4.0 million), Principal Mutual Life Insurance Company ($3.3 million), First Tennessee Capital Trust ($3.2 million), American General Institutional Capital Trust II ($3.1 million) and Nationwide Mutual Insurance Company ($2.5 million). The Western and Southern, Principal Mutual and Nationwide Life are substantial positions of $16.7 million, $23.4 million and $11.9 million, respectively (cost basis) of bonds maturing beyond 20 years in the insurance sector.  BBB-rated spreads in 30-year financials have improved since 2008 but are still in excess of 400 basis points over 30-year Treasuries. The First Tennessee position is a Capital Trust Security in a regional bank (First Horizon Corp.) that has been impacted by the losses in residential and commercial lending. Although recovering from depressed 2008 levels, the American General position is a trust preferred of a subsidiary of AIG, which is attempting to unwind from its rescue by the U.S. Government.

Preferred Stocks

At December 31, 2009, preferred stock losses of duration longer than 12-months totaled $15.5 million on a cost basis of $61.4 million. Four of the positions represent holdings of preference shares in the Royal Bank of Scotland which continue to pay dividends. Although non-cumulative, Royal Bank of Scotland has asserted that it has a contractual obligation to continue to pay these dividends under the indenture of each issue or risk a default of an associated bond issue. It has asserted that it will continue to pay these dividends unless prohibited by its financial regulators. The Royal Bank preference shares represent a combined loss of approximately $9 million on a cost basis of $21.3 million. The remaining top 5 loss position represents a holding in Duke Realty Corp. totaling $849,000.

Statutory Information

The Insurance Company prepares its statutory financial statements in accordance with accounting practices prescribed by the New York State Insurance Department.  Prescribed SAP include state laws, regulations and general administrative rules, as well as a variety of publications from the NAIC.  Accounting principles used to prepare statutory financial statements differ from financial statements prepared on the basis of GAAP.  (See Item 1, Business, Insurance Regulation, Statutory Reporting Practices)

A reconciliation of the Insurance Company’s net income as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2009, 2008 and 2007, is set forth in the following table:

(in thousands)	2009	2008	2007
Statutory net income	$36,029	$16,932	$59,141

Reconciling items:
Deferred policy acquisition benefit (costs)	449	(6,085)	(12,345)
Investment income difference	3,252	5,905	7,714
GAAP Deferred taxes	(3,901)	12,384	2,698
Policy liabilities and accruals	(30,148)	10,036	7,053
IMR amortization	(3,649)	(3,482)	(3,056)
IMR capital gains	718	1,075	9,676
Payor Swaptions	(117)	(6,499)	(8,314)
Federal income taxes	-	-	(693)
Other	98	(488)	550
Non-insurance company’s net income	(511)	(11,194)	1,258

GAAP net income	$2,220	$18,584	$63,682

A reconciliation of the Insurance Company’s shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31 is set forth in the following table:

(in thousands)	2009	2008
Statutory shareholders’ equity	$269,777	$329,039

Reconciling items:
Asset valuation and interest maintenance reserves	78,917	112,985
Investment valuation differences	51,843	(281,500)
Deferred policy acquisition costs	76,762	122,338
Policy liabilities and accruals	114,467	144,847
Difference between statutory and GAAP deferred taxes	(35,503)	20,134
Other	(4,160)	(3,880)
Non-insurance company’s shareholders’ equity	16,277	(3,909)

GAAP shareholders’ equity	$568,380	$440,054

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

In December 2009, A.M. Best Company reaffirmed the Insurance Company’s rating at “B+” (Good) and placed the Company under review with negative implications.  According to A.M Best, the rating actions primarily reflect the lack of clarity regarding the Company’s future management structure and the future strategic direction of the Company.  The Company’s ratings will remain under review while A.M. Best conducts further discussions with management and gains a better understanding of the future make –up of the management team and any changes in strategic direction.  In addition, A.M. Best will continue to monitor the financial performance of the Company.

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

In February 2009, the Company repaid its corporate debt in full. The senior notes had been rated by Standard and Poor’s (S&P) and Moody’s at the time of repayment at B+ (positive) and B1 (positive), respectively.  In consideration of this repayment the Company decided that it was no longer necessary to retain the rating services and ongoing credit surveillance by S&P and Moody’s.  Due to the repayment of the corporate debt, Fitch Ratings also withdrew its evaluation of the Company. The Company will maintain the Financial Strength Rating services of A.M. Best & Company.

Results of Operations - Comparison of Fiscal Year 2009 to Fiscal Year 2008 and Fiscal Year 2008 to Fiscal Year 2007.

A.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $55.6 million in 2009 from approximately $46.8 million in 2008, an increase of approximately 18.6% and increased from approximately $40.4 million in 2007 to $46.8 million in 2008, an increase of approximately 15.9%.  Life insurance premiums were $16.1 million, $16.2 million and $15.6 million in 2009, 2008 and 2007 respectively.  Annuity considerations increased to approximately $39.4 million in 2009 from approximately $30.7 million in 2008, an increase of approximately $8.7 million, and increased from approximately $24.8 million in 2007 to $30.7 million in 2008, an increase of approximately $5.9 million.  These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $185.9 million, $143.2 million and $136.5 million in 2009, 2008 and 2007, respectively.

In 2009, annuity sales grew by over $50 million as a direct result of several factors.  Fixed interest rates were fairly attractive most of the year, following a difficult year in the market for most investors.  In February, the Company paid off its’ outstanding long term bond debt.  The independent agent marketplace interpreted this as a strong showing of the financial strength of the Company.  The Company took advantage of the situation at hand and hired new sales staff to recruit distribution in relatively untapped states.   All of the sales team focused on new General Agent distribution and a major focus was placed on our immediate annuity product line.

Policy Fee Income

Universal life and investment type policy fee income totaled $2.2 million, $2.7 million and $2.6 million in fiscal years 2009, 2008 and 2007, respectively.  Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

Net Investment Income

Net investment income totaled $184.3 million in 2009, as compared to $261.7 million in 2008 and $294.9 million in 2007.  This represents a 29.6% decrease comparing 2009 to 2008 and an 11.2% decrease comparing 2008 to 2007.  The decrease in 2009 was largely due to the following:  1) losses on our limited partnership portfolio and 2) lower returns on the short-term commercial paper portfolio.

Income (Loss) from limited partnerships amounted to approximately $(10.3 million), $49.1 million and $52.9 million in 2009, 2008 and 2007, respectively.  The decrease in investment income from the limited partnerships in 2009 is largely reflective of the global economic recession and the inherent volatility in this portfolio.  (See Item 7, Management’s Discussion and Analysis, Asset/Liability Management).  Income from short-term investments amounted to approximately $.8 million, $9.1 million and $26.3 million in 2009, 2008 and 2007, respectively.  The decrease in income from short-term investments was due to lower short-term interest rates in 2009 as compared to previous years.

The Insurance Company’s ratios of net investment income to average cash and invested assets, at amortized cost, for the years ended December 31, 2009, 2008 and 2007 were approximately 5.15%, 7.14% and 7.44% respectively.  Without taking into account the returns on its limited partnership investments in those years, the respective ratios would have been 5.85%, 6.17% and 6.43%.  For additional information, please refer to “Note 2 of the Notes to the Consolidated Financial Statements.”

Net Realized Investment Gains and Losses

Net realized investment (losses)/gains, pre-tax, amounted to $(3.0 million) in 2009, $(47.9 million) in 2008 and $24.8 million in 2007.  With improving market conditions in 2009, the Company experienced a reduction in impairment charges associated to the fixed maturity portfolio when compared to 2008.  Other than temporary impairments charges amounted to $9.9 million, $43.6 million and $52 thousand in 2009, 2008 and 2007, respectively.  When impairments are determined to be other than temporary, the Company adjusts the book value to reflect the fair value, as appropriate, on a quarterly basis and the amount of the impairments are recorded as realized investment losses in the income statement.  Realized investment gains (losses) also result from the sale of certain equity and convertible securities and calls and sales of fixed maturity investments in the Company’s investment portfolio.  Also, the change in the fair value of the derivative instruments, even if the investments continue to be held by the Company, is reflected in the income statement as a realized gain or loss.

B.

Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid to policyholders amounted to $214.6 million in fiscal 2009 as compared to $208.7 million in fiscal 2008 and $217.7 million in fiscal 2007.  These represent an increase of 2.8% comparing fiscal 2009 to fiscal 2008 and a 4.1% decrease comparing fiscal 2008 to fiscal 2007.

In 2009, the Insurance Company’s average credited rate for reserves and account balances was greater than the Company’s ratio of net investment income to mean assets (based on book value) for the same period as noted above under “Net Investment Income”. In 2008 and 2007, the average credited rate was less than the Company’s ratio of net investment income to mean assets (based on book value).  There can be no assurance that the Company's ratio of net investment income to book value mean assets (the "Spread") will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will broaden the Spread.  The Company has performed an updated loss recognition test to re-confirm the recoverability of DAC, with best estimate actuarial assumptions.  The actual Spread, excluding capital gains, for the 12 months ended December 31, 2009, 2008 and 2007 was (0.04%), 1.89% and 2.13%, respectively.  In comparing year-end 2009 to year-end 2008 and 2008 to year-end 2007, the decrease was primarily due to the decrease in net investment income, as discussed above.

As shown in the table below, the spread on a quarterly basis began to improve in the last three quarters of 2009.  This improvement is reflective of the strengthening global economy.  If the economy continues to improve in 2010, the spread could continue to increase although there can be no assurance that this trend will continue.

		Three Months Ended
		March 31 June 30	September 30	December 31

2009
Rate on investments	4.00%	4.92%	5.28%	6.56%
Credited Rate	5.34%	5.22%	5.17%	5.17%
Spread	(1.34%)	(.30%)	.11%	1.39%

2008
Rate on investments	6.98%	7.45%	8.13%	5.57%
Credited Rate	5.20%	5.28%	5.23%	5.30%
Spread	1.78%	2.17%	2.90%	.27%

Interest Expense on Notes Payable

The interest expense on the Corporation's notes payable amounted to approximately $0.8 million in 2009, approximately $7.4 million in 2008 and approximately $9.1 million in 2007.  The decrease in 2009 was due to the repayment of Corporation’s senior note in February of 2009.  The decrease in 2008 was primarily due to the repayment of the $50 million line of credit in July of 2008 and the Corporation’s partial repurchase and retirement of its senior notes in 2007 and 2008.

General Expenses and Taxes, Commissions, Costs Related to Consent Revocation Solicitation

General expenses, taxes, commissions to agents and costs related to consent revocation solicitation totaled $30.5 million in 2009 as compared to $26.8 million in 2008 and $28.3 million in 2007.  This represents an increase of 13.8% comparing 2009 to 2008 and a decrease of 5.4% comparing fiscal 2008 to fiscal 2007.  The increase in 2009 was primarily due to increased corporate and legal expenses in connection with Herbert Kurz’s commencement of a consent solicitation of approximately $2.5 million. See Note 16 to the accompanying financial statements.  The decrease in 2008 was primarily due to lower first year commissions and lower commissions paid on internal rollovers in an effort to keep policies in-force.

Change in Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for 2009 resulted in a benefit of approximately $0.4 million, as compared to a charge of approximately $6.1 million and a charge of approximately $12.3 million for 2008 and 2007, respectively.  Changes in DAC consist of three elements:  deferred costs associated with product sales, amortization of the DAC on deferred annuity business and amortization of the DAC on the remainder of the Company’s business.  Deferred costs consisted of credits of $10.0 million, $8.3 million and $11.3 million for 2009, 2008 and 2007 respectively.  Amortization of the DAC on deferred annuity business consisted of charges of $4.7 million, $9.0 million and $17.9 million in 2009, 2008 and 2007 respectively.  Amortization of the DAC on the remainder of the Company’s business consisted of charges of $4.8 million in 2009, $5.4 million in 2008 and $5.8 million in 2007.

Under applicable accounting rules, DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Insurance Company related to these assets increase, the amount and timing of amortization is accelerated.  The lower levels of amortization in 2008 and 2009 relates primarily to the occurrence of net capital losses in 2008 and 2009 compared to net capital gains in 2007.   (See also the discussion of Deferred Policy Acquisition Costs under Critical Accounting Policies below.)

C.

Income (Loss) Before Income Taxes

For the reasons discussed above, income (loss) before income taxes amounted to approximately $(3.1 million) in 2009, as compared to approximately $16.9 million in 2008 and approximately $96.7 million in 2007.

D.

Income Taxes

Income tax benefits of approximately $5.3 million and $1.7 million were generated in 2009 and 2008, respectively, as compared to an expense of approximately $33 million in 2007.  The benefit in 2009 was due to a net loss attributable to lower net income.  The benefit in 2008 was primarily attributable to a lower net income and a deferred tax benefit realized on other than temporary impairments incurred on the Corporation’s investment portfolio.  Higher income in 2007 generated higher income taxes.

E.

Net Income

For the reasons discussed above, the Corporation had net income of approximately $2.2 million in 2009, as compared to $18.6 million in 2008 and $63.7 million in 2007.

Liquidity and Capital Resources

General

The Corporation is an insurance holding company and its primary uses of cash are operating expenses and dividend payments.  The Corporation’s principal sources of cash are sales of and interest on the Corporation’s investments, rent from its real estate and dividends from the Insurance Company.  In 2007, the Corporation’s Board of Directors increased the quarterly dividend rate to $.125 per share from $.10 per share in 2006.  In 2008, the Board of Directors reduced the quarterly dividend by 50% to $.0625 per share as a prudent measure to preserve capital.  During 2009 and 2008, the Corporation did not repurchase any of its common stock, although at December 31, 2009, the Corporation was authorized to purchase approximately 385,000 shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Corporation without obtaining prior regulatory approval.  Under the New York Insurance Law, the Insurance Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend to the Corporation as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (after tax, excluding realized capital gains and losses). The Insurance Company will only be permitted to pay a stockholder dividend to the Corporation in excess of that amount if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. The Insurance Company paid $24.8 million, $35.7 million and $32 million in dividends to the Corporation in fiscal 2009, 2008 and 2007, respectively.  In 2010, the Insurance Company would be permitted to pay a stockholder dividend of $23 million to the Corporation without prior regulatory clearance.  On a going forward basis, there can be no assurance that the Insurance Company will have sufficient statutory earnings to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.

The Corporation was able to meet all its liquidity needs in 2009, including the payment of dividends, and anticipates being able to meet those needs in 2010 and the foreseeable future.

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

The Insurance Company’s inability to upstream a dividend could have an adverse material impact on the Corporation.  With no debt on the balance sheet, currently the Corporation biggest cash outlay is to the shareholders in the form of cash dividends, which at the current level of $.25 per share annually, would total approximately $7.4 million per year.  The Insurance Company’s current capital and surplus level does not trigger an urgent need for capital raising at the Corporation.  However, there are reasons to explore capital raising options including, but not limited to, the following:

•

Positive impact on credit rating agencies analysis,

•

Increasing new business capacity and market share,

•

Opportunities for future possible mergers and/or acquisitions,

•

Increasing financial flexibility,

•

Additional restrictions by the NYSID on dividends that could be up streamed from the Insurance Company.

Raising capital under the current financial environment will be challenging and expensive.  Several options are available including, but not limited to, the following;

•

Bank Lines of Credit/Loans,

•

Sale of home office property,

•

Common stock offering ,

•

Trust preferred stock offering,

•

Issue convertible preferred stock.

If the Insurance Company does not have the financial flexibility to upstream a dividend to the Corporation and the Corporation is restricted in its ability to raise capital, the Board of Directors may decide to reduce or suspend the payment of dividends to shareholders until capital conditions improve.

Under GAAP, net cash provided by the Corporation’s operating activities was approximately $12.0 million, $15.6 million and $21.1 million in 2009, 2008 and 2007, respectively.  Net cash provided by the Corporation's investing activities (principally reflecting investments purchased, called, redeemed or sold) was approximately $55.0 million, $187.9 million and $416.4 million in 2009, 2008 and 2007, respectively.

For purposes of the Corporation's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Insurance Company's annuity and universal life insurance products.  The payment of dividends by the Corporation to its stockholders is also considered to be a financing activity.  Net cash used in the Company's financing activities amounted to approximately $62.1 million, $203.3 million and $453.7 million in 2009, 2008 and 2007, respectively.  These fluctuations primarily are attributable to changes in policyholder account balances as a result of surrenders, sales and interest earned by the policyholders. The repayment of the Corporate debt was also a primarily use of cash in 2009 and 2008.

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

In order to maintain consistency in our portfolio, our deferred annuity products incorporate surrender charges to discourage surrenders or withdrawals.  Annuitants may not terminate or withdraw funds from their annuity contracts for a significant initial period (generally seven years) without incurring penalties in the form of surrender charges.  These surrender charges generally range from 1% to 7% of the investment. Approximately 56.3%, 56.4% and 56.8% of the Insurance Company's deferred annuity contracts in force (measured by reserves) as of December 31, 2009, 2008, and 2007 were surrenderable without charge.

The market value of our fixed maturity portfolio changes as interest rates change.  In general, rate decreases cause asset prices to rise, while rate increases cause asset prices to fall.  Based on market values and prevailing interest rates as of December 31, 2009, a hypothetical instantaneous increase in interest rates of 100 basis points would produce a loss in fair value of our fixed maturity assets of approximately $156.2 million.  Conversely, a hypothetical instantaneous decrease in interest rates of 100 basis points would produce a gain in fair value of our fixed maturity assets of approximately $172.1 million.

Asset/Liability Management

A persistent focus of the Insurance Company’s management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  Towards this end, at least quarterly, the investment department of the Company determines the duration of the Company’s invested assets in coordination with the Company’s actuaries, who are responsible for calculating the liability duration.  In the event it is determined that the duration gap between its assets and liabilities exceeds target levels, the Company may re-position its assets through the sale of invested assets or the purchase of new investments.

Another element of the asset liability management strategy is to hedge against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as a Payor Swaption. The effect of this transaction would be to lessen the negative impact on the Insurance Company of a significant increase in interest rates. With Payor Swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

The Company has established International Swaps and Derivatives Association “ISDA” Credit Support Agreements with six counterparties. The counterparties are major money center banks that carry credit ratings equal to or higher than Aa3 by Moody's and A+ by S&P. The ISDA Credit Support Agreement requires counterparties to post collateral in the event that the bank credit rating falls below A3 by Moody’s and A- by S&P. and the Company currently has one contract which expires in June 2010. The Company has determined that the Payor Swaptions represent a "non-qualified hedge". The market value of the Payor Swaption as of December 31, 2009 was $389,970. A variety of factors affect the value of the Payor Swaptions. These include overall Treasury interest rate levels, SWAP spreads, overall market volatility and the length of time remaining before the expiration of a Payor Swaption. These investments are classified on the balance sheet as "Derivative Instruments". The value of the Payor Swaptions is recognized at "fair value" (market value), with any resulting change in fair value reflected in the statement of income as a realized loss or gain. The change in market value during 2009 was a loss of $116,670. The Company has determined that the average fair value for the 2009 year was $1,544,642.

The Insurance Company is continually assessing its Swaption portfolio to determine if sufficient protection is provided to cover projected realized losses in the event of a liquidation of assets to satisfy annuity surrenders under a 300 basis points increase in interest rates.  As part of this process, the Insurance Company may consider purchasing additional Swaptions as well as extending the maturity of its Swaption portfolio. Future consideration of these transactions or other asset/liability management strategies is dependent upon periodic testing based on updated asset and liability data.

Off-Balance Sheet Arrangements

The Corporation has not entered into any off-balance sheet financing arrangements and has made no financial commitments or guarantees with any unconsolidated subsidiary or special purpose entity.  All of the Corporation’s subsidiaries are wholly owned and their results are included in the accompanying consolidated financial statements.

Contractual Obligations

The following presents a summary of the Company’s significant contractual obligations as of December 31, 2009.

CONTRACTUAL OBLIGATIONS TABLE

	Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Unfunded Limited Partnership Commitments (1)	12,190	81,656			93,846
Uncertain Tax Liabilities	-	712	-	-	712
Policy Liabilities (2)	490,700	910,963	748,307	2,509,861	4,659,831

Total Contractual Obligations	$ 502,890	$ 993,331	$ 748,307	$ 2,509,861	$ 4,754,389

(1) See Note 1(D) “Summary of Significant Accounting Policies, Investments”, of the consolidated financial statements

(2) The difference between the recorded liability of $3,177.8 million, and the total payment obligation amount of $4,659.8 million, is $1,482.0 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total payment of $4,659.8 million, $3,011.2 million, or 64.6%, is from the Company’s deferred annuity, life, and accident and health business.  Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

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

In a declining interest rate environment, the Insurance Company's cost of funds would be expected to decrease over time, reflecting lower interest crediting rates on its fixed annuities.  Conversely, in an increasing interest rate environment, the cost of funds would be expected to increase, reflecting higher interest crediting rates.  Should increased liquidity be required for withdrawals in such an interest rate environment, management believes that the portion of the Insurance Company's investments that are designated as available for sale in the Corporation's consolidated balance sheet could be sold without materially adverse consequences in light of the general strengthening in market prices that would be expected in the fixed maturity security market.

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

Investments

The Insurance Company¢s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of other than temporary impairments and income, as well as the determination of fair values. Recognition of income ceases when a bond goes into default and management evaluates whether temporary or other than temporary impairments have occurred on a case-by-case basis.  When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio and sale of securities to meet cash flow needs.  In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover.  The discount rate is the effective interest rate implicit in the underlying fixed maturity security.  The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired.  If an OTTI exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income.  If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded to OCI, as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

To determine the recovery period of a fixed maturity security, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

•

Historic and implied volatility of the security;

•

Length of time and extent to which the fair value has been less than amortized cost;

•

Adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;

•

Failure, if any, of the issuer of the security to make scheduled payments; and

•

Recoveries or additional declines in fair value subsequent to the balance sheet date.

For all fixed maturities securities evaluated for OTTI, we consider the timing and amount of the cash flows. When evaluating whether our collateralized mortgage obligations (“CMOs”) are other-than-temporarily impaired, we also examine the characteristics of the underlying collateral, such as delinquency, loss severities and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the quality of any credit guarantors, the susceptibility to variability of prepayments, our intent to sell the security and whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. In assessing corporate fixed maturities securities for OTTI, we evaluate the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position including the fundamentals of the issuer to determine what we would recover if they were to file bankruptcy versus the price at which the market is trading; fundamentals of the industry in which the issuer operates; expectations regarding defaults and recovery rates; and changes to the rating of the security by a rating agency.

For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) in our Consolidated Statements of Income.   We base our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location.

The Company uses the equity method of accounting for investments in limited partnership interests in which it has more than a minor equity interest, or more than a minor influence over the joint ventures and partnership’s operations, but does not have a controlling interest and is not the primary beneficiary.  The Company routinely evaluates its limited partnership investments for impairments. The Company considers financial and other information provided by the investee and other known information and inherent risks in the underlying investments in determining whether an impairment has occurred.  When an other-than-temporary impairment is deemed to have occurred, the Company records a realized capital loss within net investment income to record the investment at its fair value.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there may be up to a one year reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there may be up to a one year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments in the amount disclosed in level 3.  The failure of the Insurance Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Corporation's financial condition and results of operations.

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

To demonstrate the sensitivity of our net DAC balance ($76.8 million as of December 31, 2009) relative to our future spreads and expenses, the information below indicates how much the net DAC balance would have changed if the future spread assumption decreased by 30% and if the future expense assumption increased by 30%.  We believe that any variation in our expense or spread estimate is likely to fall within these ranges.

Change in Assumption	Decrease in Net DAC Asset

Future Spread Decreases 30%	$9.3 million
Future Expenses Increase 30%	$1.6 million

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

For policies and contracts where the reserve is reported as the account balance ($2,445.0 million), a change in expected experience would have no effect on the reserve.

For those annuities and supplementary contracts with life contingencies that comprise a portion of future policy benefits ($675 million of reserves), an increase in mortality experience of 1% per year for individual contracts would increase the present value of future benefits by approximately $32 million.  Conversely, a decrease in mortality experience of 1% per year would decrease the present value of future benefits by approximately $30 million.  We believe that any variation of our mortality estimates is likely to fall within this range.

For traditional life insurance business ($45.8 million of reserves), establishing reserves requires the use of many assumptions.  Due to the number of independent variables inherent in the calculation of these reserves, and because this business is not material to the overall Company results, it is not practical to perform a quantitative analysis on the impact of changes in underlying assumptions.  However, the Insurance Company historically has not experienced significant adverse deviations from its assumptions and believes that its assumptions are realistic and produce reserves that are fairly stated in accordance with GAAP.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Accordingly, we use the asset and liability method to record deferred income taxes. Accordingly, deferred income tax assets and liabilities are recognized that reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates. Such temporary differences are primarily due to tax basis of reserves for future policy benefits, deferred acquisition costs, and net operating loss carry forwards. A valuation allowance is applied to deferred tax assets if it is more likely than not that all, or some portion, of the benefits related to the deferred tax assets will not be realized.

Uncertain Tax Liabilities – We have open tax years in the United States that are currently under examination by the applicable taxing authorities, and certain later tax years that may in the future be subject to examination. We periodically evaluate the adequacy of our uncertain tax liabilities and tax reserves, taking into account our open tax return positions, tax assessments received and tax law changes. The process of evaluating uncertain tax liabilities and tax reserves involves the use of estimates and a high degree of management judgment. The final determination of tax audits could affect our tax reserves.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the accompanying Table of Contents to Consolidated Financial Statements and Schedules on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2009, the Company, with the participation of its Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm that audited the accompanying Consolidated Financial Statements has issued an attestation report on our assessment of the Company's internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Presidential Life Corporation

Nyack, New York

We have audited Presidential Life Corporation and subsidiaries (“the Company”) internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, Presidential Life Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Presidential Life Corporation and subsidiaries as of December 31, 2009 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended and our report dated March 11, 2010 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 11, 2010

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the Company's directors and executive officers.

Name	Age	Position held with the Company

Herbert Kurz	90	Director of the Company

Donald Barnes (3)	66	President of the Company and President and Chief Executive Officer of the Insurance Company, Vice Chairman of the Board of Directors of the Company.

Dominic D’Adamo	63	Executive Vice President, Acting Chief Financial Officer and Treasurer of the Company and the Insurance Company and Director of the Insurance Company

Mark Abrams	61	Executive Vice President, Chief Investment Officer and Director of the Insurance Company

Jerrold Scher	68	Senior Vice President, Chief Actuary and Director of the Insurance Company

Lawrence Rivkin (1)(2)	88	Director

Lawrence Read (1)(4)	65	Director, Chairman of Audit Committee of the Board

W. Thomas Knight (2)(3)	72	Director, Chairman of the Compensation Committee of the Board

Stanley Rubin (3)(4)	67	Director

William M. Trust Jr. (3)(4)	67	Non-Executive Chairman of the Company, Chairman of the Finance and Investment Committee

William A. DeMilt (1)(4)	68	Director

John D. McMahon (2)(3)(4)	58	Director, Chairman of the Nominating and Governance Committee

__________________

(1)   Member of Audit Committee

(2)   Member of Compensation Committee

(3)   Member of the Finance and Investment Committee

(4)   Member of the Nominating and Governance Committee

Certain information regarding the business experience and other directorships of each of the persons named as directors of the Company is as follows:

 Herbert Kurz has been a director of the Company since 1969.  Effective May 12, 2009, Mr. Kurz resigned as President of the Company and Chief Executive Officer of the Insurance Company.

Donald L. Barnes became the Chief Executive Officer of the Company on May 12, 2009 and has served as President of the Insurance Company since 2000.  He has been a director of the Company since 2004 and has been Vice Chairman of the Board since 2005.  Mr. Barnes served as Senior Vice President of the Insurance Company from 1995 to 1999 and as Executive Vice President from 1999 to 2000.  Prior to that, Mr. Barnes had served as President of Franklin United Life Insurance Company for more than five years.  Effective May 12, 2009, Mr. Barnes became President of the Company and Chief Executive Officer of the Insurance Company.  Mr. Barnes has extensive leadership experience with the Company and the Insurance Company.  As such, he is fully familiar with the business of the Company and the Insurance Company.  Mr. Barnes was selected by his peers in the insurance industry to serve as a director of the Life Insurance Council of New York, effective January 1, 2010.

Jerrold Scher has served as Chief Actuary of the Insurance Company since 2000.  For the ten years prior to 2000, Mr. Scher served as Senior Vice President of the Insurance Company.  Mr. Scher also currently serves as a director of the Insurance Company.

Mark Abrams has served as Chief Investment Officer of the Insurance Company since November 2003 and as Executive Vice President since 2005.  He was Senior Vice President of the Insurance Company from 2001 to 2005.  Prior to that, Mr. Abrams served as Vice President of the Insurance Company since October 1994.  Mr. Abrams currently serves as a director of the Insurance Company.

Dominic D’Adamo has served as Executive Vice President, Acting Chief Financial Officer and Treasurer of the Company and the Insurance Company since December 9, 2009.  Mr. D’Adamo currently serves as a director of the Insurance Company.  Mr. D’Adamo was, most recently, Senior Vice President of Finance at EmblemHealth Inc. from 2003 to 2008.  Previously, he was Managing Director and Corporate Controller of Marsh Inc. from 1976 to 2003.  Prior experience included international public accounting.  Mr. D’Adamo has a M.B.A. and a B.B.A. from Baruch College of the City University of New York.  He is a licensed CPA and a member of the American Institute of Certified Public Accountants.  Mr. D’Adamo also served as a member of the AICPA Insurance Agents & Brokers Task Force.  Mr. D’Adamo also serves as a Vice Chairman of Nyack Hospital.

Lawrence Rivkin has been a director of the Company since 1988.  Mr. Rivkin has served as counsel to the law firm of Goldfarb & Fleece for more than the past five years.  Since Mr. Rivkin has served as a director of the Company since 1988, he is fully familiar with the practices, procedures and business issues of the Company and the Life Insurance Company.  Mr. Rivkin's prior position of being the managing partner of Goldfarb & Fleece gives him leadership and management experience.

Lawrence Read has served as a director of the Company since 2005.  He was a director of the Insurance Company from 2002 to 2005.  Since 1986, Mr. Read has been the President and CEO of Lube Management Corp., which operates a chain of retail automotive centers throughout California and provides enterprise software systems for independently owned automotive oil service centers.  Since 1999, Mr. Read has been President and Chairman of the Board of North American Lubricants Corporation, a passenger car motor oil manufacturer and reseller throughout the United States.  He is also a member of the board of directors of the Automotive Oil Change Association, an industry trade group which he founded in 1987.  The two privately held companies that Mr. Read serves as President have a total of over seven hundred employees.  As such, Mr. Read is familiar with the management of large organizations including employee relations, strategic planning and financial controls.

W. Thomas Knight has served as a director of the Insurance Company from 1993 to May 2008.  He joined the Board of the Company in May 2008.  He served as General Counsel of the Company from 1993 to 2003.  Since 2003, Mr. Knight serves as an independent consultant and as Counsel for the law firm of Davis, Kilmarx, Swan and Bowling of Providence, R.I.  Prior to 2003, Mr. Knight was employed with Avon Products, Inc. as Senior Vice President, General Counsel and Secretary from 1976 to 2003.  Mr. Knight's experience as general counsel for a public company (Avon Products, Inc.) gives him experience and insight into corporate governance and legal issues involving public companies.  Further, Mr. Knight's background makes him familiar with the practices and procedures of the Company and the Insurance Company.

William M. Trust Jr. has been a director of the Company since May 2008.  He is a Principal in Innovation Management Consulting.  Mr. Trust holds a BBA from the Univ. of The City of New York and an MBA in Management from Baruch College.  Mr. Trust is also a Certified Public Accountant.  Prior to starting his consulting practice, he held President, CEO and Chief Financial Officer positions in privately held companies.  Mr. Trust has extensive international experience having been the Executive Director of an international architectural firm and the Executive VP of an international transportation holding company.  His experience also includes the Controllership of a NYSE listed company and the Chief Accounting Officer of an investment banking firm.  In addition, he has also been a board member of numerous domestic and international corporations and joint ventures.  Mr. Trust's background as an accountant and his prior positions with public and private companies gives him the ability to analyze the Company's financial goals, performance and reporting.  Mr. Trust, who is the non-executive chairman of the Company's board of directors, also serves as chairman of the board of directors of Nyack Hospital and is a director of The New York – Presbyterian Health Care System.

Stanley Rubin joined the Board of the Company in May 2008.  He served as Chief Investment Officer of the Insurance Company from November, 1999, and Executive Vice-President of the Company from September 2000 to his retirement on September 30, 2003. Prior to that, Mr. Rubin served as Senior Vice President, Vice President and general analyst upon his joining the Insurance Company in 1986.  He has been a Director of the Insurance Company since 2000 through the present time and is currently Chairman of the Audit and Benefits Committee. In addition to his board duties, Mr. Rubin has been active with varied community service organizations since his retirement from the Insurance Company.  Mr. Rubin worked for the National Association of Insurance Commissioners ("NAIC") from 1971 – 1986.  During his employment with NAIC,   Mr. Rubin served as a security analyst and supervising security analyst in reviewing the credit quality of securities owned by state regulated insurance companies.  This experience gives Mr. Rubin the background and experience in credit analysis, insurance company regulation, financial statements and analysis of insurance company portfolios.  Further, Mr. Rubin's past experience as chief investment officer of the Insurance Company gives him insight into the financial markets and the portfolio and investment strategy of the Company and Insurance Company.

William A. DeMilt joined the board of the Company in October 2008. From 2004 until his retirement in 2007 he was the Chief Financial Officer of the United Way of New York City. Previous to that he was Executive Vice President of Mutual of America Life Insurance Company of New York, which he joined in 1986. At Mutual of America, he served in various capacities including Treasurer, Controller, Auditor, Real Estate Management and Corporate Services. Prior experience included international banking and public accounting. Mr. DeMilt earned a BBA degree from St. John's University, New York and is a Certified Public Accountant. He is also a director of St. Mary's Healthcare System for Children.  Mr. DeMilt is a certified public accountant.  His background in various financial positions with a New York regulated insurance company (Mutual of America Life Insurance Company) and as the former CFO of United Way of New York City gives him valuable financial and insurance company experience.

John D. McMahon joined the board of the Company in October 2008.  He was named in February 2009 as executive vice-president of Con Edison.  From January 2003 to February 2009, he was president and CEO of Orange and Rockland Utilities.  Prior to being named as president and CEO of Orange and Rockland Utilities, he was Con Edison's senior vice-president and general counsel.  Mr. McMahon joined Con Edison in 1976.  A graduate of Manhattan College and New York Law School, Mr. McMahon has also completed the Advanced Management Program of Harvard Business School. He is also a director of the Fresh Air Fund.  Mr. McMahon's background with Con Edison gives him insight into legal, regulatory and corporate governance issues.  Further, Mr. McMahon's experience as president of a utility gives him a background in management and business strategic issues.

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Board Leadership Structure

The Board currently has a non-executive chairman.  The president and chief executive officer does not serve as chairman of the board.  The Board believes that separating the roles of the principle executive officer and board chairman positions will lead to better corporate governance for the Company.

Board’s Role in Risk Oversight

The Board of Directors has a Finance and Investment Committee (the "Committee").  The Committee has a written Statement of Investment Policy that is followed by the investment department of the Insurance Company.  All investment trades are given on a daily basis to the president of the Company for review.  Once a quarter, the Committee reviews and discusses with management the preceding quarter's investment activity and the investment portfolio.  The Committee then makes a report to the full board of directors.

Board Diversity

The Nominating and Governance Committee (the "Committee") looks to nominate a group of directors with diverse backgrounds and strengths to serve the Company.  Some of the desired backgrounds include management, financial, regulatory legal, insurance and strategic backgrounds.  The Committee and Board look to obtain diversity in background and experience of directors to provide appropriate oversight of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

A.

Compensation of the Board

During 2009, directors of the Company received an annual retainer of $30,000.  In addition, directors received fees of  $1,000 for each regular Board meeting attended in person, $1,500 for a special Board meeting attended in person, $1,500 for committee meetings attended that are held on dates separate from the Board meetings and $750 for each telephonic Board or committee meeting attended.  The Chairman of the Audit Committee and Finance Committee received an additional retainer of $5,000 and the other members of the Audit and Finance Committees received an additional retainer of $1,500.  Chairman of the Nominating and Compensation Committees received an additional retainer of $2,500.

The compensation of directors in 2009 is set forth on the following table:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Donald Barnes	$ 1,000	-	$ 1,000
W. Thomas Knight	50,750	-	50,750
Herbert Kurz	36,250	-	36,250
John McMahon	53,750	-	53,750
William DeMilt	49,000	-	49,000
Lawrence Read	50,000	-	50,000
Lawrence Rivkin	51,250	-	51,250
Stanley Rubin	50,500	-	50,500
William Trust, Jr.	54,000	-	54,000

B.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview and Philosophy

The compensation paid to our senior management is simple and straightforward.  We compensate through base salary designed to be competitive with comparable employers and through equity compensation to align management’s incentives with the long-term interests of our shareholders.  We believe that executive compensation levels should be competitive and consistent with life insurance and annuity industry standards to enable the Company to attract and retain qualified executives who are critical to the Company's success.  We believe that compensation should be meaningfully related to both an individual's job performance, as measured by the achievement of qualitative objectives, and the performance of the Company, as measured by its profitability, the value created for shareholders and the realization of the Company's short-term and long-term strategic goals.

Base Salaries

Our objective is to provide our senior management with a base salary that is appropriate to their professional status and accomplishments, as well as consistent with applicable industry and regional standards.  Each year, the Chief Executive Officer subjectively determines a proposal for the base salaries of the other members of senior management, which is then discussed with and subject to approval by the Compensation Committee.  Qualitative objectives considered include the individual executive officer's (1) contribution to the Company's performance, (2) responsibilities, (3) revenue and cost containment initiatives and (4) time commitment to the Company, as well as the Chief Executive Officer’s views concerning such executive's performance.  The base salaries, while not objectively determined, reflect levels that the Company believes are appropriate based upon our general experience for the nature, size and location of the Company.  The Company considers all such measurement factors, generally equally weighted, in our annual salary reviews.

Compensation to Mr. Herbert Kurz, the former Chairman and Chief Executive Officer of the Company and the Insurance Company, was established by the Compensation Committee using substantially the same criteria that were used to determine compensation terms for other executive officers. Mr. Kurz received an annual base salary of $569,710 for the period January 1, 2008 through May 12, 2009.  After May 12, 2009, the amount of Mr. Kurz’s compensation remained at $569,710 per annum pursuant to a written arrangement . Effective January 13, 2010, compensation to Mr. Kurz was terminated.

There were no salary increases in 2009 except for the Chief Executive Officer who was granted a $100,000 increase effective June 1, 2009.  This increase was approved by the Compensation Committee.

Equity Compensation

The Company believes that compensation should be meaningfully related to the value created by individual executive officers for the shareholders.  Incentive stock options are awarded in order to better align management’s incentives with the long-term interests of our shareholders.  The options are subject to a four-year vesting requirement, with 25% of each year’s option grant becoming vested annually after the date of the grant.  The vesting feature provides an incentive for the executive officers to remain in the employ of the Company, while at the same time continuing to align them closely with long term strategic goals of the Company.

The size of individual stock option grants is related to the level of responsibility of the individual executive and the quality of an individual executive’s contribution to the Company’s performance, as well as the factors considered in determining base salary, which are described above. The size of each executive’s stock option grant is determined subjectively by the Compensation Committee based upon recommendations from the Chief Executive Officer.

The practice of the Company is to determine and approve the stock options at the third quarter meeting of the Board of Directors held in September.  All stock options granted have an exercise price equal to the fair market value of the Corporation’s common stock on the date of grant.  We determine the fair value based upon the closing price of our stock on the day of determination.  The Compensation Committee’s schedule is determined several months in advance, and the proximity of any awards to earnings announcements or other market events is coincidental.

In May 2006, the shareholders of the Company approved the Company’s 2006 Stock Incentive Plan, which became effective on June 1, 2006.  The Company’s 2006 Stock Incentive Plan authorized the granting of awards in the form of non-qualified options or incentive stock options qualifying under Section 422A of the Internal Revenue Code.  The plan authorized the granting of options to purchase up to 1,000,000 shares of common stock of the Company to employees, directors and independent contractors of the Company.  All stock options granted will have an exercise price equal to the fair market value of the Corporation’s common stock on the date of grant.  The Company recognizes compensation expense for its share-based payments based on the fair value of the awards.

Severance Benefits

We believe that it is important to retain our top executives.  We also believe that companies should provide reasonable severance benefits to employees.  With respect to senior management, effective January 1, 2008, the Company entered into employment agreements with Messrs. Snyder, Scher, Abrams and Barnes for a term of three (3) years each.  The agreements provide for severance pay if the executive is terminated without cause by the Company at any time, with payment equal to the greater of (i) the remaining salary and benefits due under the contract or (ii) two year’s salary at the current rate of salary compensation, payable in installments in accordance with the Company’s standard payroll procedures.  The vesting of equity compensation will not be accelerated upon such a termination.  If employment is terminated by the Company for cause or by the executives, there are no severance benefits.

 Perquisites and Other Benefits

The Company provides vacation, disability, medical insurance and life insurance benefits to the Executive Officers that generally are available to all Company employees.

Compensation Policy Relating to Risk

The Company's compensation policies are not reasonably likely to have a material adverse effect on the Company.  The Company does not award bonuses based upon trading performance.  Approximately 88% of the Company and Insurance Company's portfolio consists of investment grade notes and bonds.  Most of these notes and bonds are held to maturity.

Section 162(m) of the Internal Revenue Code

Section 162(m) of the Code limits a company's ability to take a deduction for federal tax purposes for certain compensation paid to its executives.  The Company currently expects that all compensation payable to executive officers during 2008 will be deductible by the Company for federal income tax purposes.  The Company's policy with respect to compensation to be paid to executive officers is to structure compensation payments to executive officers so as to be deductible under Section 162(m).

Retirement Plans

Until February 2004, the Company maintained a traditional defined benefit pension plan.  Subsequent to that time, no new participants were added to the plan and the benefits under that plan for existing participants were frozen.  After freezing the Presidential Life Insurance Company Employees’ Retirement Plan in February 2004, the Company completed the voluntary termination of the Plan effective November 30, 2004, subject to the provisions set forth in ERISA.  The Company completed the full distribution of the Plan’s assets to the participants in December 2004.

In January 2005, the Company replaced the traditional defined benefit pension plan with a 401(k) plan in which the Company makes an annual contribution to the 401(k) plan equal to 4% of all employees’ salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company’s contribution is subject to a vesting schedule.

Compensation Committee Procedures

The Compensation Committee of the Board of Directors approves all compensation and awards to Executive Officers, which includes the Chief Executive Officer, the Chief Financial Officer and the three other executives named in this report.  With respect to equity compensation awarded to other employees of the Company, the Compensation Committee approves the grant of stock options based upon a review of the recommendation of the Chief Executive Officer and the other Executive Officers of the Company.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this 10-K Statement.

 COMPENSATION COMMITTEE:

W. Thomas Knight, Chairman

John McMahon

Lawrence Rivkin

Summary Executive Compensation Table

The following table sets forth, for the Company's last two fiscal years, the annual and long-term compensation of those persons who were, at December 31, 2009 (i) the Principal Executive Officer, (ii) the Principal Financial Officer, (iii) the other three most highly compensated executive officers of the Company (the "Executive Officers") and (iv) individuals who would be included in one of the above categories except for the fact that they were not executive officers of the Company at the end of the fiscal year.

Name and Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation	Total
Donald Barnes Vice Chairman of the Board of Directors of the Company and President and Chief Executive Officer of the Company and the Insurance Company	2009 2008 2007	$457,692 $400,000 $342,308	$0 $0 $50,000	$0 $111,300 $99,855	$21,497 $60,910 $54,322	$479,189 $572,210 $546,485
Dominic D’Adamo Executive Vice President, Acting Chief Financial Officer and Treasurer of the Company and the Insurance Company and Director of the Insurance Company	2009 2008 2007	$19,500 $0 $0	$0 $0 $0	$0 $0 $0	$155 $0 $0	$19,655 $0 $0
Herbert Kurz Director of the Company	2009 2008 2007	$569,710 $569,710 $569,710	$0 $0 $0	$0 $0 $0	$104,056 $153,786 $149,722	$673,766 $723,496 $719,432
Charles Snyder Accounting Manager of the Insurance Company	2009 2008 2007	$330,000 $330,000 $296,101	$0 $0 $50,000	$0 $95,400 $83,213	$14,812 $14,776 $13,261	$344,812 $440,176 $442,575
Mark Abrams Executive Vice President, Chief Investment Officer and Director of the Insurance Company	2009 2008 2007	$360,000 $360,000 $317,636	$0 $0 $50,000	$0 $95,400 $83,213	$16,119 $16,119 $14,215	$376,119 $471,519 $465,064
Jerrold Scher Senior Vice President, Chief Actuary and Director of the Insurance Company	2009 2008 2007	$330,000 $330,000 $296,101	$0 $0 $50,000	$0 $95,400 $83,213	$14,812 $14,776 $13,261	$344,812 $440,176 $442,575

Total Compensation for the above named executive officers include base salaries, bonuses and stock options measured at grant date fair value without regard to possible forfeitures.  The Company does not award stock awards, perquisites, or any other non-equity incentive plan compensation.  “All Other Compensation” represents the Company's payment of premiums with respect to term life insurance policies and Company contributions to the 401K Plan for the executive officers.  In addition, with respect to Mr. Kurz and Mr. Barnes, it includes director’s fees of $36,250 and $1,000, respectively.

The Company grants options to purchase common stock at prices equal to the market value of the stock on the dates the options were granted. The options granted to date have a term of 5 years from grant date and vest in equal annual installments over the four-year period following the grant date for employee options. Employees generally have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. There were no stock options granted in 2009. The key assumptions used in determining the fair value of options granted in 2008 and a summary of the methodology applied to develop each assumption are as follows:

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

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns.  In 2008, the Company used historical data to estimate the expected lives.  Options granted have a maximum term of five years. An increase in the expected life will increase compensation expense

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense. Option awards granted to executives are measured at grant date fair value without regard to possible forfeitures

Dividend Yield – The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yields for future periods within the expected life of the option.  An increase in the dividend yield will decrease compensation expense.

OPTION TABLES

Grants of Plan Based Awards

There were no stock options granted in 2009

Outstanding Equity Awards at Fiscal Year End

The following table discloses outstanding option awards that have been granted but remain unexercised or unvested.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Charles Snyder Accounting Manager of the Insurance Company	20,000 15,000 12,500 7,500	0 5,000 12,500 22,500	0 5,000 12,500 22,500	18.33 22.82 16.97 16.67	9/8/10 9/15/11 9/5/12 3/19/13
Donald Barnes Vice Chairman of the Board of Directors of the Company and President and Chief Executive Officer of the Company and the Insurance Company	25,000 18,750 15,000 8,750	0 6,250 15,000 26,250	0 6,250 15,000 26,250	18.33 22.82 16.97 16.67	9/8/10 9/15/11 9/5/12 3/19/13
Mark Abrams Executive Vice President, Chief Investment Officer and Director of the Insurance Company	20,000 15,000 12,500 7,500	0 5,000 12,500 22,500	0 5,000 12,500 22,500	18.33 22.82 16.97 16.67	9/8/10 9/15/11 9/5/12 3/19/13
Jerrold Scher Senior Vice President, Chief Actuary and Director of the Insurance Company	20,000 15,000 12,500 7,500	0 5,000 12,500 22,500	0 5,000 12,500 22,500	18.33 22.82 16.97 16.67	9/8/10 9/15/11 9/5/12 3/19/13

OPTION EXERCISES AND STOCK VESTED

The following table provides information regarding the amount a named executive officer realized during the most recent fiscal year on the exercise of stock options.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Charles Snyder Accounting Manager of the Insurance Company	0	$0
Donald Barnes Vice Chairman of the Board of Directors of the Company and President and Chief Executive Officer of the Company and the Insurance Company	0	$0
Mark Abrams Executive Vice President, Chief Investment Officer and Director of the Insurance Company	0	$0
Jerrold Scher Senior Vice President, Chief Actuary and Director of the Insurance Company	0	$0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock.  Based upon a review of information provided to the Company, we believe that all of our executive officers, directors and 10% shareholders complied with their Section 16(a) filing requirements with the following exception:  On October 28, 2008, Herbert Kurz transferred 6,150,399 shares to the Kurz Family Foundation, Ltd.  A Form 4 reporting this sale was filed by Herbert Kurz on October 29, 2008.  On February 20, 2009, the Kurz Family Foundation, Ltd. filed Form 3 with the SEC acknowledging (a) that the date of the event requiring the Form 3 initial statement of ownership was October 28, 2008, and (b) that it beneficially owned 6,164,984 shares.  In December 2009, the Kurz Family Foundation reported that they made gifts of 661,000 shares of the Company’s common stock to fifty-three separate charitable organizations.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14.  Principal Accounting Fees and Services

A.

Audit Fees

The aggregate fees billed by BDO for professional services rendered for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2009 and for the audit of the Company’s annual financial statements and internal controls for the year ended December 31, 2009 and 2008 was $662,916 and $694,920, respectively.  Audit related fees for the year ended December 31, 2009 and 2008 was $30,315 and $30,740, respectively.

B.

Tax Fees

The aggregate fees billed by BDO for tax services in 2009 and 2008 were $15,690 and $23,598, respectively.

C.

All Other Fees

Other than the fees described above, the Company was not billed any amounts for professional services by BDO during 2009.

Audit Committee Pre-Approval Policies

Pursuant to the Audit Committee Charter, the Audit Committee approved the retention of BDO Seidman LLP for the audit services in 2009.  In addition, the Audit Committee reviewed and approved the proposed scope of services and fee arrangements between the Company and BDO Seidman LLP for such year.

Audit Committee Report

The Audit Committee of the Company's Board of Directors is composed of three independent directors and operates under a written charter adopted by the Board of Directors in 2005.  The Audit Committee is responsible for the general oversight of the audit process for the Company’s financial statements.  In that role, the Audit Committee is responsible for the selection of the Company’s auditors and approval of their compensation, approval of the scope of audit and non-audit work to be performed by the auditors, confirmation of the independence of the auditors, review with the auditors of the adequacy of the Company’s internal controls, review with the auditors and management of the Company’s annual financial statements and review with management and the auditors of the Company’s periodic reports filed with the SEC.

Management is responsible for the Company's internal controls, the financial reporting process and preparation of the consolidated financial statements of the Company.  The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon.  The Audit Committee's responsibility is to monitor and oversee these processes.  It should be noted that the Committee members are not professionally engaged in the practice of accounting or auditing.

In this context, the Committee has met and held discussions with management and the independent auditors.  Management represented to the Audit Committee that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles.  The Audit Committee reviewed and discussed the consolidated financial statements with management and the independent auditors.  The Audit Committee further discussed with independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61 (Communication with Audit Committees) as amended.

The Company's independent auditors also provided to the Audit Committee the written disclosures and letter required by PCAOB Rule 3526 (Independence Discussions with Audit Committees), and the Audit Committee discussed with the independent auditors that firm's independence.

Based upon the Audit Committee's discussions with management and the independent auditors and the Audit Committee's review of the representations of management and the report and letter of the independent auditors provided to the Audit Committee, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE:

Lawrence Read, Chairman

Lawrence Rivkin

William A. DeMilt

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

By  /s/ Donald Barnes

Donald Barnes

Chief Executive Officer

Date:  March 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:   March 11, 2010

/s/ Donald Barnes

Donald Barnes

Chief Executive Officer

Date:   March 11, 2010

 /s/ Dominic D’Adamo

Dominic D’Adamo

Acting Chief Financial Officer

Date:   March 11, 2010

 /s/ W. Thomas Knight

W. Thomas Knight, Director

Date:   March 11, 2010

 /s/ Stanley Rubin

Stanley Rubin, Director

Date:  March 11, 2010

 /s/ William M. Trust Jr.

William M. Trust Jr., Director

Date:  March 11, 2010

 /s/ Lawrence Read.

Lawrence Read, Director

Date:  March 11, 2010

 /s/ Lawrence Rivkin

Lawrence Rivkin, Director

Date:  March 11, 2010

 /s/ William DeMilt

William DeMilt, Director

Date:  March 11, 2010

 /s/ John D. McMahon

John D. McMahon, Director

Date:  March 11, 2010

 /s/ Herbert Kurz

Herbert Kurz, Director

Consent of Independent Registered Public Accounting Firm

Presidential Life Corporation

Nyack, New York

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-63831) and Form S-8 (No. 333-08217) of Presidential Life Corporation of our report dated March 11, 2010, relating to the consolidated financial statements and financial statement schedules, and the effectiveness of Presidential Life Corporation’s internal control over financial reporting, which appears in this Form 10-K.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 11, 2010

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                              Page

Report of Independent Registered Public Accounting Firm ……….…………………………….              F-2

Consolidated Financial Statements:

       Consolidated Balance Sheets as of December 31, 2009 and 2008…………..………….…….

            F-3

Consolidated Statements of Income – Years Ended December 31, 2009, 2008

     and 2007…………..……………………………………………………………………..           F-4

       Consolidated Statement of Shareholders’ Equity – Years Ended December 31, 2009,

                 2008 and 2007……………..……………………………………………….…………...

 F-5

Consolidated Statements of Cash Flows – Years Ended December 31, 2009, 2008

         and 2007 ………… .……………………………………………………………………..

 F-6

Notes to Consolidated Financial Statements  ……………………………………………………...

 F-7

Consolidated Financial Statement Schedules:

II  Condensed Balance Sheets (Parent Company Only) as of December 31, 2009 and

         2008 ………….. ..……………………………………………………………………….

S-1

II  Condensed Statements of Income (Parent Company Only) – Years Ended

                December 31, 2009, 2008 and 2007 ……………. ………………………………………

S-2

II  Condensed Statements of Cash Flows (Parent Company Only) – Years Ended

                 December 31, 2009, 2008 and 2007 …………. …………………………………………

S-3

     III  Supplemental Insurance Information – Years Ended December 31, 2009, 2008 and 2007 …

S-4

     IV  Reinsurance – Years Ended December 31, 2009, 2008 and 2007  …………………………..

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Presidential Life Corporation

Nyack, New York

We have audited the accompanying consolidated balance sheets of Presidential Life Corporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2009, 2008 and 2007.  We have also audited the financial statement schedules listed in the accompanying index as of and for the years ended December 31, 2009, 2008 and 2007.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Presidential Life Corporation and subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Presidential Life Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 11, 2010

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2009	2008
ASSETS:
Investments:
Fixed maturities:
Available for sale at fair value (Amortized cost of $3,043,757 and $3,017,422 respectively)	$ 3,087,021	$ 2,725,091
Common stocks:
Available for sale at fair value (Cost of $475 and $1,100 respectively)	1,947	2,979
Derivatives, at fair value	390	507
Real estate	415	415
Policy loans	18,959	18,945
Short-term investments	293,136	342,238
Other long-term investments	196,191	290,692
Total investments	3,598,059	3,380,867

Cash and cash equivalents	8,763	3,820
Accrued investment income	41,281	40,986
Amounts due from security transactions	-	13,017
Federal income tax recoverable	18,313	24,801
Deferred federal income taxes, net	4,855	78,810
Deferred policy acquisition costs	76,762	122,338
Furniture and equipment, net	447	538
Amounts due from reinsurers	15,056	14,839
Other assets	1,506	1,292
TOTAL ASSETS	$ 3,765,042	$ 3,681,308

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Policy Liabilities:
Policyholders’ account balances	$ 2,444,984	$ 2,429,635
Future policy benefits:
Annuity	645,801	639,547
Life and accident and health	76,457	72,221
Other policy liabilities	10,592	11,017
Total policy liabilities	3,177,834	3,152,420
Notes payable	-	66,500
Deposits on policies to be issued	1,905	2,959
General expenses and taxes accrued	2,461	3,487
Other liabilities	14,462	15,888
Total Liabilities	3,196,662	3,241,254

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized 100,000,000 shares; issued and outstanding 29,574,697 shares in 2009 and 29,574,315 in 2008)	296	296
Additional paid in capital	6,639	5,851
Accumulated other comprehensive loss	(4,448)	(137,160)
Retained earnings	565,893	571,067
Total Shareholders’ Equity	568,380	440,054
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,765,042	$ 3,681,308

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Years Ended December 31
	2009	2008	2007
REVENUES:
Insurance revenues:
Premiums	$ 16,134	$ 16,175	$ 15,634
Annuity considerations	39,427	30,668	24,788
Universal life and investment type policy fee income	2,150	2,676	2,600
Net investment income	184,269	261,735	294,860
Net realized investment (losses) gains	(2,950)	(47,893)	24,833
Other income	3,217	2,483	1,410
TOTAL REVENUES	242,247	265,844	364,125

BENEFITS AND EXPENSES:
Death and other life insurance benefits	15,384	15,403	13,499
Annuity benefits	79,610	81,762	77,545
Interest credited to policyholders’ account balances	108,826	112,815	128,871
Interest expense on notes payable	754	7,353	9,138
Other interest and other charges	1,565	1,355	975
Increase (Decrease) in liability for future policy benefits	9,172	(2,595)	(3,222)
Commissions to agents, net	10,677	9,115	11,747
Costs related to consent revocation solicitation	2,478	-	-
General expenses and taxes	17,315	17,667	16,567
Change in deferred policy acquisition costs	(449)	6,085	12,345
TOTAL BENEFITS AND EXPENSES	245,332	248,960	267,465

Income (loss) before income taxes	(3,085)	16,884	96,660

Provision (benefit) for income taxes:
Current	(5,444)	13,752	34,150
Deferred	139	(15,452)	(1,172)
	(5,305)	(1,700)	32,978

NET INCOME	$ 2,220	$ 18,584	$ 63,682

Earnings per common share, basic	$ .08	$ .63	$ 2.16
Earnings per common share, diluted	$ .08	$ .63	$ 2.15

Weighted average number of shares outstanding during the year, basic	29,574,558	29,563,262	29,523,089

Weighted average number of shares outstanding during the year, diluted	29,574,558	29,595,819	29,650,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(in thousands, except share data)

	Capital Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at January 1, 2007,	$294	$2,314	$516,499	$118,444	$637,551
Comprehensive Income:
Net Income			63,682		63,682
Loss on Rate Lock Hedge				(707)	(707)
Net Unrealized Investment Losses				(26,033)	(26,033)
Comprehensive Gain					36,942
Issuance of Shares Under Stock Option Plan	1	1,095			1,096
Share Based Compensation		1,129			1,129
Dividends Paid to Shareholders ($.50 per share)			(14,763)		(14,763)
Balance at December 31, 2007	$295	$4,538	$565,418	$91,704	$661,955

Comprehensive Income:
Net Income			18,584		18,584
Loss on Rate Lock Hedge				(74)	(74)
Net Unrealized Investment Losses				(228,790)	(228,790)
Comprehensive Loss					(210,280)
Issuance of Shares Under Stock Option Plan	1	238			239
Share Based Compensation		1,075			1,075
Dividends Paid to Shareholders ($.4375 per share)			(12,935)		(12,935)
Balance at December 31, 2008	$296	$5,851	$571,067	$(137,160)	$440,054

Comprehensive Income:
Net Income			2,220		2,220
Net Unrealized Investment Gains				132,712	132,712
Comprehensive Gain					134,932
Issuance of Shares Under Stock Option Plan		4			4
Share Based Compensation		784			784
Dividends Paid to Shareholders ($.25 per share)			(7,394)		(7,394)
Balance at December 31, 2009	$296	$6,639	$565,893	$(4,448)	$568,380

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net Income	$ 2,220	$ 18,584	$ 63,682
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit (Provision) for deferred income taxes	139	(15,452)	(1,172)
Depreciation and amortization	226	862	979
Stock Option Compensation	784	1,075	1,129
Net amortization of discount on fixed maturities	(16,602)	(18,726)	(17,823)
Realized investment losses (gains)	2,950	47,893	(24,833)
Other than temporary impairments recognized on other long term investments	7,726	-	-
Changes in:
Accrued investment income	(295)	4,220	1,308
Deferred policy acquisition costs	(449)	6,085	12,345
Federal income tax recoverable	6,488	(24,984)	2,669
Liability for future policy benefits	10,490	(230)	(3,467)
Liability for amounts due brokers	-	(541)	(13,310)
Other items	(1,638)	(3,179)	(456)
Net Cash Provided by Operating Activities	$ 12,039	$ 15,607	$ 21,051
INVESTING ACTIVITIES:
Fixed Maturities:
Acquisitions	(286,927)	(349,323)	(433,705)
Sales	47,657	25,570	10,350
Maturities, calls and repayments	226,772	492,291	376,060
Common Stocks:
Acquisitions	(4)	-	(24,907)
Sales	561	338	53,224
Derivative Investments
Acquisitions	-	-	(6,156)
Sales	-	-	6,051
Decrease in short-term investments and policy loans	49,088	30,078	466,375
Other Long-term Investments:
Additions to other long-term investments	(39,908)	(67,294)	(100,937)
Distributions from other long-term investments	44,721	46,656	87,113
Amounts due from security transactions	13,017	9,583	(17,036)
Net Cash Provided by Investing Activities	54,977	187,899	416,432
FINANCING ACTIVITIES:
Increase (Decrease) in policyholders’ account balances	15,349	(150,272)	(389,527)
Issuance of common stock	4	238	1,095
Bank overdrafts	(2,478)	(11,166)	(4,171)
Deposits on policies to be issued	(1,054)	(5,487)	2,925
Repayment of short-term debt	-	-	(50,000)
Retirement of senior notes	(66,500)	(23,695)	-
Dividends paid to shareholders	(7,394)	(12,935)	(14,018)
Net cash Used in Financing Activities	(62,073)	(203,317)	(453,696)

Increase (Decrease) in Cash and Cash Equivalents	4,943	189	(16,213)

Cash and Cash Equivalents at Beginning of Year	3,820	3,631	19,844

Cash and Cash Equivalents at End of Year	$ 8,763	$ 3,820	$ 3,631
Supplemental Cash Flow Disclosure:
Income Taxes Paid	$ 1,041	$ 39,082	$ 30,795
Interest Paid	$ 2,618	$ 7,309	$ 10,107

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation (the “Company”), through its wholly owned subsidiary Presidential Life Insurance Company (“the Insurance Company”), is engaged in the sale of annuity contracts, life insurance and accident and health insurance.  The Insurance Company has assets of approximately $3.7 billion and shareholders’ equity of $552 million as of December 31, 2009 and is licensed in all 50 states and the District of Columbia.

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

C.

Segment Reporting

The Company has one reportable segment and therefore, no additional disclosures are required in accordance with current FASB guidance.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

We manage and report our business as a single segment in accordance with FASB guidance, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 90%), life insurance (approximately 7%), and accident and health insurance (approximately 3%).  The nature of these product lines is sufficiently similar to permit their aggregation as a single reporting segment.

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

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring, oil and gas and merchant banking. Substantially all of their investments are recorded at fair value.  In general, risks associated with such limited partnerships include those related to their underlying investments  (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships to typically make quarterly distributions (to the extent that distributions are available) of partnership earnings, with the exception of hedge fund limited partnerships.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income subsequently distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  Management also determines if distributions resulted from the sale of assets with previously recorded unrealized gains or losses and reduces or increases other comprehensive income accordingly.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there may be up to a one year reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments in 2010 pursuant to 2009.  The adjustments to its estimates of investment income recorded during the preceding year (“true-up”) for the twelve month periods ended December 31, 2009 amounted to a decrease of approximately $13.7 million.  For the twelve month periods ended December 31, 2008 and 2007, the adjustments  amounted to increases of approximately $27.1 million and $13.4 million respectively.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there may be up to a one year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2010 pursuant to 2009.  Net unrealized losses (cumulative, after tax effects) totaled approximately $27.5 million at December 31, 2009 and net unrealized gains (cumulative, after tax effects) totaled approximately $25.7 million at December 31, 2008 and are included in the balance sheet under other comprehensive income.  During periods of rapid growth in the economy, or rapid declines, the delayed impact on market values, either positive or negative, may be more pronounced.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements and contributions subsequently made by the Company and income subsequently distributed by the partnerships.  As of December 31, 2009, the Company was committed to contribute, if called upon, an aggregate of approximately $93.8 million of additional capital to certain of these limited partnerships.  Commitments of $12.2 million will expire in 2010, $35.6 million in 2011, $40.4 million in 2012, and $5.6 million in 2013.

When assessing our intent to sell a fixed maturity security or if it is more likely that the Corporation will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio and sale of securities to meet cash flow needs.  In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover.  The discount rate is the effective interest rate implicit in the underlying fixed maturity security.  The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired.  If an OTTI exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income.  If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded to OCI, as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

To determine the recovery period of a fixed maturity security, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

•

Historic and implied volatility of the security;

•

Length of time and extent to which the fair value has been less than amortized cost;

•

Adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;

•

Failure, if any, of the issuer of the security to make scheduled payments; and

•

Recoveries or additional declines in fair value subsequent to the balance sheet date.

For all fixed maturities securities evaluated for OTTI, we consider the timing and amount of the cash flows. When evaluating whether our collateralized mortgage obligations (“CMOs”) are other-than-temporarily impaired, we also examine the characteristics of the underlying collateral, such as delinquency, loss severities and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the quality of any credit guarantors, the susceptibility to variability of prepayments, our intent to sell the security and whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. In assessing corporate fixed maturities securities for OTTI, we evaluate the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position including the fundamentals of the issuer to determine what we would recover if they were to file bankruptcy versus the price at which the market is trading; fundamentals of the industry in which the issuer operates; expectations regarding defaults and recovery rates; and changes to the rating of the security by a rating agency.

For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) in our Consolidated Statements of Income.   We base our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location.

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

The Company’s investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Accumulated depreciation amounted to $206,800 and $206,800 at December 31, 2009 and 2008, respectively.  Both buildings are fully depreciated and have no depreciation expense for the years ended December 31, 2009, 2008 and 2007.

E.

Furniture and Equipment

Furniture and equipment is carried at cost and depreciated on a straight-line basis over a period of five to ten years except for automobiles, which are depreciated over a period of three years.  Accumulated depreciation amounted to $1,702,000 and $1,575,000 at December 31, 2009 and 2008, respectively, and related depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $126,800, $114,800 and $106,300, respectively.

F.

Recognition of Insurance Income and Related Expenses

Premiums from traditional life and annuity contracts with life contingencies are recognized as income over the premium-paying period.  Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts.  This matching is accomplished by means of provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

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

For the years ended December 31, 2009, 2008, and 2007, approximately 51.4%, 54.1% and 51.7%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York.

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

For traditional life policies, deferred policy acquisition costs are amortized over the premium paying periods of the related policies using assumptions that are consistent with those used in computing the liability for future policy benefits.  Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the policies.  For these policies the amortization periods generally are for the scheduled life of the policy, not to exceed 30 years.

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

Unamortized deferred policy acquisition costs for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(in thousands)
Balance at the beginning of year	$ 122,338	$ 77,721
Current year’s costs deferred	11,315	9,582
Total	133,653	87,303
Less amortization for the year	10,117	14,701
Total	123,536	72,602
Change in amortization related to unrealized loss in investments	(46,774)	49,736
Balance at the end of the year	$ 76,762	$ 122,338

H.

Future Policy Benefits

Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions established at policy issue as to mortality and persistency is based on anticipated experience.  Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contract holders’ fund balances and after annuitization are equal to present value of expected future payments.  The average interest rate used in establishing liabilities for life insurance was 5.33%, 5.28%, and 5.28% for 2009, 2008, and 2007 respectively; and the average interest rate used in establishing liabilities for annuities was 7.37%, 7.43%, and 7.50% for 2009, 2008, and 2007 respectively.

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

These account balances are summarized as follows:

	2009	2008
	(in thousands)
Account balances at beginning of year	$ 2,429,635	$ 2,579,907
Additions to account balances	305,951	263,594
Total	2,735,586	2,843,501
Deductions from account balances	290,602	413,866
Account balances at end of year	$ 2,444,984	$ 2,429,635

The average interest rate credited to account balances was 4.57%, 4.61%, and 4.75% for 2009, 2008, and 2007 respectively.

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

L.

Earnings Per Common Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of common shares outstanding during the year.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average numbers of common shares used to compute diluted EPS for the year ended December 31, 2009, 2008 and 2007 were 29,574,558, 29,595,819 and 29,650,894 respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS in 2009.

M.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and amounts due from an original maturity of three months or less.

N.

New Accounting Pronouncements

In September 2009, the FASB amended Accounting Standards Codification (ASC) No. 820 “Fair Value Measurements and Disclosures” with Accounting Standards Update (ASU) No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU provides amendments for the fair value measurement of investments to create a practical expedient to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. Therefore, certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment if the practical expedient is used. The amendment in this ASU also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at measurement date, any unfunded commitments, and the investment strategies of the investees. The amendments in this ASU are effective for interim and annual periods ending after December 15, 2009.  The adoption of ASU No. 2009-12, did not have a significant impact to the Company’s financial position or results of operations.

In August 2009, the FASB amended ASC No. 820 “Fair Value Measurements and Disclosures” with ASU No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance provided in this ASU became effective for the Company on October 1, 2009 and there are no significant impacts to our financial position or results of operations.

In June 2009, the FASB issued ASC No. 810 “Consolidations”, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This Topic is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this ASC No. 810 is not expected to have a material impact on the Company’s financial statements and disclosures.

In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP) which was launched on July 1, 2009.  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  The Codification was effective for interim and annual periods ending after September 15, 2009.  References made to FASB guidance throughout this document have been updated for the Codification.

In May 2009, the FASB issued ASC 855-10, (formerly SFAS No. 165), Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement became effective for interim and annual periods ending after June 15, 2009.  Since ASC 855-10 only requires additional disclosures, the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 820-10-65, (formerly FASB Staff Position (“FSP”) No. FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  ASC 820-10-65 clarifies fair valuation in inactive markets and includes all assets and liabilities subject to fair valuation measurements. ASC 820-10-65 requires enhanced disclosures related to fair valued assets and liabilities. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued ASC 320-10-65, (formerly FSP No. FAS 115-2 and FAS 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments”.  ASC 320-10-65 provides additional guidance regarding other-than-temporary impairment of debt securities and changes in the recognition and presentation of debt securities determined to be other-than-temporarily impaired. The guidance requires an enterprise to bifurcate any other-than-temporary impairment between credit and non-credit impairments and then establishes accounting treatment for each aspect, in current and subsequent periods. This guidance also requires retroactive application to other-than-temporary impairments recorded in prior periods by making a cumulative-effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income (loss) in the period of adoption. The adoption of ASC 320-10-65 as of June 30, 2009 caused no significant change to the Company’s financial condition or results of operations.

In April 2009, the FASB issued ASC 825-10-65, (formerly FSP No. FAS 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments”.  ASC 825-10-65 expands the fair value disclosures required for all financial instruments within the scope of ASC 825-10 to interim periods. The guidance also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The Company adopted ASC 825-10-65 during the second quarter of 2009 resulting in additional financial disclosures of the Company’s consolidated financial statements.

In December 2008, the FASB issued guidance under ASC No. 860 (formerly FSP No. FAS 140-4 and FIN 46-(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”.  This guidance amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46(R), to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. The guidance is related to disclosure only and became effective in the first quarter of 2009.  The adoption of the requirements did not have an impact on the Company’s consolidated financial position or results of operations.

In October 2008, the FASB issued guidance under ASC No. 820 (formerly FSP FAS 157-3), “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active”, with an immediate effective date, including prior periods for which financial statements have not been issued.  ASC 820-10 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of this in the third quarter of 2008 did not have a material effect on the Company’s results of operations, financial position or liquidity.

In March 2008, the FASB issued guidance under ASC No. 815-10 (formerly SFAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities”. This standard requires enhanced disclosures about derivatives on a quarterly basis, including qualitative disclosures about objectives and strategies for using derivatives, and quantitative disclosures about the fair value of derivatives, as well as gains and losses on derivative instruments. It also requires disclosures about the volume of derivative activity and credit-risk-related contingent features in derivative agreements. The Company adopted this standard on January 1, 2009. The adoption did not affect the Company’s financial position, results of operations or cash flows due to the disclosure-only nature of the statement.

2. INVESTMENTS

A.

General

The following tables provide information relating to fixed maturities and common stocks held by the Company:

Available for Sale investments at December 31, 2009:

	Cost or Amortized	Gross Unrealized
Type of Investment	Cost	Gains	(Losses)	Market Value
		(in thousands)
Fixed Maturities:
Bonds and Notes:
United State government and government agencies and authorities	$ 240,777	$ 14,583	$ (482)	$ 254,878
States, municipalities and political subdivisions	101,994	3,202	(5,340)	99,856
Public Utilities	427,546	21,671	(4,889)	444,328
Commercial Mortgage Backed Securities	191,454	10,531	(4,796)	197,189
All other corporate bonds	1,971,267	91,563	(71,729)	1,991,101
Preferred stocks, primarily corporate	110,719	4,584	(15,634)	99,669
Total Fixed Maturities	$ 3,043,757	$ 146,134	$ (102,870)	$ 3,087,021
Common Stocks:
Industrial, miscellaneous and all other	475	1,476	(4)	1,947
Total Common Stocks	$ 475	$ 1,476	$ (4)	$ 1,947

Available for sale investments at December 31, 2008:

	Cost or Amortized	Gross Unrealized
Type of Investment	Cost	Gains	(Losses)	Market Value
		(in thousands)
Fixed Maturities:
Bonds and Notes:
United State government and government agencies and authorities	$ 332,048	$ 27,863	$ (3,841)	$ 356,070
States, municipalities and political subdivisions	8,883	4,533	-	13,416
Public Utilities	422,681	2,713	(31,063)	394,331
Commercial Mortgage Backed Securities	221,442	4,294	(18,330)	207,406
All other corporate bonds	1,921,178	22,026	(261,764)	1,681,440
Preferred stocks, primarily corporate	111,190	1,953	(40,715)	72,428
Total Fixed Maturities	$ 3,017,422	$ 63,382	$ (355,713)	$ 2,725,091
Common Stocks:
Industrial, miscellaneous and all other	1,100	2,023	(144)	2,979
Total Common Stocks	$ 1,100	$ 2,023	$ (144)	$ 2,979

The estimated fair value of fixed maturities available for sale at December 31, 2009, by contractual maturity, is as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Market Value
(in thousands)
Due in one year or less	$188,713
Due after one year through five years	991,233
Due after five years through ten years	661,809
Due after ten years	948,409
Total debt securities	2,790,164
Mortgage-Backed Bonds	197,189
Preferred Stocks	99,668
Total	$3,087,021

The following information summarizes the components of net investment income:

Net Investment Income:

	Year Ended December 31
	2009	2008	2007
	(in thousands)
Fixed Maturities	$ 196,438	$ 203,912	$ 215,538
Common Stocks	1,118	1,470	3,895
Short-term investments	799	9,083	26,302
Other long-term investments	(10,303)	49,102	52,872
Other investment income	2,516	3,564	2,646
	190,568	267,131	301,253
Less investment expenses	6,299	5,396	6,393

Net investment income	$ 184,269	$ 261,735	$ 294,860

As of December 31, 2009, 2008 and 2007 there were eight fixed maturity investments with a carrying value of $12.9 million and nine fixed maturity investments with a carrying value of $15.9 and seven fixed maturity investments with a carrying value of $13.5 million, respectively, in the accompanying balance sheet in default and were therefore non-income producing.

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities	(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 1,841	$ 482	$ -	$ -	$ 1,841	$ 482
Corporate Bonds	243,428	13,654	563,197	73,100	806,625	86,754
Preferred Stocks	1,942	109	61,407	15,525	63,349	15,634
Subtotal Fixed Maturities	247,211	14,245	624,604	88,625	871,815	102,870
Common Stock	1	4	-	-	1	4

Total	$ 247,212	$ 14,249	$ 624,604	$ 88,625	$ 871,816	$ 102,874

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

The following presents the amortized cost and gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2009.

	Gross Unrealized Losses	% of Total
	(in thousands)
Less than twelve months	$ 14,245	13.85
Twelve months or more	88,625	86.15
Total	$ 102,870	100.00

The following presents the amortized cost and gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2008.

	Gross Unrealized Losses	% of Total
	(in thousands)
Less than twelve months	$ 171,459	48.20
Twelve months or more	184,254	51.80
Total	$ 355,713	100.00

The Company owned 315 and 574 securities with an unrealized loss position as of December 31, 2009 and 2008, respectively.

During 2009, 2008, and 2007 the Company realized losses related to other than temporary impairments of approximately $9.9 million, $40.3 thousand and $52 million, respectively.  Of the $9.9 million realized in 2009, approximately $2.1 million was sold prior to year end.  The remaining amount primarily consisted of write-downs in General Motors Corporation ($6.3 million).

Net Realized Investment (Losses) Gains:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Fixed maturities	$ (2,764)	$ (35,655)	$ 23,880
Common stocks	(69)	(5,740)	3,783
Derivatives	(117)	(6,498)	(2,830)
Total realized (losses) gains on investments	$ (2,950)	$ (47,893)	$ 24,833

Net Unrealized Investment (Losses) Gains:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Fixed maturities	$ 43,264	$ (292,331)	$ 70,190
Common stocks	1,472	1,879	2,555
Other Assets	(42,375)	39,586	79,195
Unrealized investment gains (losses)	$ 2,361	$ (250,866)	$ 151,940

Amortization (benefit) of deferred acquisition costs	(6,809)	39,965	(9,770)
Deferred federal income tax benefit (expense)	-	73,815	(49,759)
Transition Adjustment	-	(74)	(707)
Net unrealized investment (losses) gains	(4,448)	(137,160)	91,704
Change in net unrealized investment (losses) gains and rate lock adjustment	$ 132,712	$ (228,864)	$ (26,740)

The change in unrealized investment gains (losses), as presented below, resulted primarily from changes in general economic conditions, which directly influenced investment security markets.  These changes were also impacted by writedowns of investment securities for declines in market values deemed to be other than temporary.

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the Year Ended December 31, 2009:	(in thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 160,348	$ (56,122)	$ 104,226
Plus: reclassification adjustment for losses realized in net income	(2,950)	1,033	(1,917)
Change related to deferred policy acquisition costs	46,774	(16,371)	30,403
Net unrealized investment gains (losses)	$ 204,172	$ (71,460)	$ 132,712

For the Year Ended December 31, 2008:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (254,356)	$ 89,025	$ (165,331)
Plus: reclassification adjustment for losses realized in net income	(47,893)	16,763	(31,130)
Change related to deferred policy acquisition costs	(49,736)	17,407	(32,329)
Net unrealized investment gains (losses)	$ (351,985)	$ 123,195	$ (228,790)

For the Year Ended December 31, 2007:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (55,938)	$ 19,579	$ (36,359)
Plus: reclassification adjustment for gains realized in net income	24,833	(8,692)	16,141
Change related to deferred policy acquisition costs	(8,946)	3,131	(5,815)
Net unrealized investment gains (losses)	$ (40,051)	$ 14,018	$ (26,033)

Proceeds from sales and maturities of fixed maturities during 2009, 2008 and 2007 were $274.4 million, $517.9 million and $386.4 million, respectively.  During 2009, 2008 and 2007, respectively, gross gains of $9.5 million, $11.2 million and $26.4 million and gross losses of $4.5 million, $31.8 million and $2.4 million were realized on those sales.

There were no investments owned in any one issuer that aggregate 10% or more of shareholders’ equity as of December 31, 2009.

As of December 31, 2009 and 2008, securities with a carrying value of approximately $6.4 million and $6.9 million, respectively, were on deposit with various state insurance departments to comply with applicable insurance laws.

Other long-term investments are comprised of equity interests in limited partnerships.  (See Note 10: Fair Value Information)

B.

Variable Interest Entities

The following table presents the total assets and maximum exposure to loss relating to variable interest entities for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at December 31, 2009 and December 31, 2008, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated.  These VIE’s represent approximately 70 different limited partnerships which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructurings and merchant banking.  When evaluating whether we are the primary beneficiary of a VIE and must therefore consolidate the entity, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties.  The Company, in most instances, has an ownership interest of 1% to 3%.  These obligations consist solely to fund committed dollars and no additional funding is required.  The general partner is responsible for management and operations.

December 31, 2009
	PRIMARY BENEFICIARY			NOT PRIMARY BENEFICIARY
(in thousands)
	Total Assets	Maximum Exposure to Loss	Recognized Liability	Total Assets (1)	Maximum Exposure to Loss (2)
Limited Partnerships	-	-	-	$ 196,191	$ 238,566

December 31, 2008
	PRIMARY BENEFICIARY			NOT PRIMARY BENEFICIARY
(in thousands)
	Total Assets	Maximum Exposure to Loss	Recognized Liability	Total Assets (1)	Maximum Exposure to Loss (2)
Limited Partnerships	-	-	-	$ 290,692	$ 251,106

(1)

Market value at year-end

(2)

Cost at year-end

The Company’s maximum exposure to loss represents the maximum loss amount the company could recognize as a reduction in net investment income.  The maximum exposure to loss is based upon the cost basis of the limited partnerships.  The difference between the carrying value and the maximum exposure to loss is the unrealized gain or loss.  The limited partnerships are classified as other long-term investments on the Company’s balance sheet.  The Company has unfunded commitments to these variable interest entities in the amount of $93.8 million.

The Company is invested in six hedge fund limited partnerships with a carrying value of $59.9 million as of December 31, 2009.  These partnerships each contain liquidity provisions which allow the Company to withdraw amounts equal to the total capital account balance at least annually with notice requirements of 30-90 days.  These withdrawals may be subject to a holdback of 5-10%, with final distributions pending the completion of the partnership’s annual audit.  The Company has two hedge fund positions with private special investments, which currently range from approximately 15-30% of its carrying value, which would be excluded from the withdrawal process.

C.

Derivative Financial Instruments

The Company accounts for its derivative financial instruments under FASB ASC No. 815, “Accounting for Derivative Instrument and Hedging Activities”.  This requires all derivative instruments to be recorded in the balance sheet at fair value.  Changes in the fair value of derivative instruments are recorded as other income (loss) in the period in which they arise.  The Company has not designated its derivatives related to marketable securities as hedges.  Accordingly, the change in fair value of derivatives is recognized as a component of realized investment gains and losses in earnings as described above.  The Company does not hold or issue any derivative financial instruments for speculative trading purposes.

As an element of its asset liability management strategy, the Company has utilized hedges against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as payor swaptions.  Swaptions are options to enter into an interest rate swap arrangement with a counter party at a specified future date.  At expiration, the counter party would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The total notional amount of the single remaining contract at December 31, 2009 was $400 million.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates.  With the Swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

The Company has determined that the Payor Swaptions represent a “non-qualified hedge”. These investments are classified on the balance sheet as “Derivative Instruments”. The value of the Payor Swaptions is recognized at “fair value” (market value), with the resulting change in fair value reflected in the income statement as a realized gain or loss.  The change in market value since purchase was a loss of $22,571,405.  The Company has determined that the average fair value for the period (based upon weekly market values from January 1, 2009 to December 31, 2009) was $1,544,642.

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

4.  SHAREHOLDERS' EQUITY

On November 12, 2008, the Board of Directors approved a 50% decrease in the quarterly dividend to $.0625 per share from $.125 per share.  During 2009, 2008 and 2007, the Company had not purchased or retired shares of its common stock.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

The Corporation is a legal entity separate and distinct from its subsidiaries.  As a holding company with no other business operations, its primary sources of cash are rent from its real estate, income from its investments, and dividends from the Insurance Company.

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

5.  EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

A.

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992.  Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company announced its intention to make an annual contribution to the 401(k) plan equal to 4% of all employees’ salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $347,000, $332,000 and $287,000 into this plan during the twelve months ended December 31, 2009, 2008 and 2007, respectively.

B.

Share-Based Compensation

The Company recognizes compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Company’s stock plans.

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The Company recognized additional share-based expenses (a component of general expenses and taxes) in the amounts of $784,417 and $1,074,409 related to stock options for the twelve months ended December 31, 2009 and 2008, respectively. For the twelve months ended December 31, 2009, this additional share-based compensation lowered pre-tax earnings by $784,417, lowered net income by $509,871, and lowered both basic and diluted earnings per share by $0.01.

The Company’s 1996 Stock Option Plan expired on June 1, 2006.  As of December 31, 2009, there were 179,699 granted options outstanding under the 1996 Stock Incentive Plan.

In May 2006, the shareholders of the Company approved the Company’s 2006 Stock Incentive Plan, which became effective on June 1, 2006.  The Company’s 2006 Stock Incentive Plan authorized the granting of awards in the form of non-qualified options or incentive stock options qualifying under Section 422A of the Internal Revenue Code.  The plan authorized the granting of options to purchase up to 1,000,000 shares of common stock of the Company to employees, directors and independent contractors of the Company.  All stock options granted will have an exercise price equal to the fair market value of the Corporation’s common stock on the date of grant.  As of December 31, 2009, there were 561,000 granted options outstanding under the 2006 Stock Incentive Plan.

The Company generally issues new shares when options are exercised.  The following schedule shows all options granted, exercised, expired and exchanged under the Company's 1996 and 2006 Incentive Stock Option Plans:

	Number	Amount	Total
	of Shares	Per Share	Price

Outstanding, December 31, 2005	776,721	$ 15.01	$ 11,659,600
Granted	197,900	22.82	4,516,078
Exercised	(41,306)	13.17	(544,131)
Cancelled	(6,950)	15.52	(107,881)

Outstanding, December 31, 2006	926,365	$ 16.76	$ 15,523,666
Granted	251,100	16.97	4,261,167
Exercised	(84,638)	12.95	(1,096,064)
Cancelled	(48,383)	16.12	(780,038)

Outstanding, December 31, 2007	1,044,444	$ 17.15	$ 17,908,731
Granted	125,000	16.67	2,083,750
Exercised	(20,605)	11.58	(238,542)
Cancelled	(9,805)	18.04	(176,859)
Outstanding, December 31, 2008	1,139,034	$ 17.19	$ 19,577,080
Granted	-	-	-
Exercised	(382)	10.90	(4,164)
Cancelled	(397,953)	14.29	(5,685,066)

Outstanding, December 31, 2009	740,699	$ 18.75	$ 13,887,850

The Company may grant options to purchase common stock to its employees, directors and independent contractors at prices equal to the market value of the stock on the dates the options were granted. The options granted to date have a term of 5 years from grant date and vest in equal annual installments over the four-year period following the grant date for employee options. Employees generally have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company did not award any options in 2009 and awarded 125,000 options in 2008.  The key assumptions used in determining the fair value of options granted in 2008 and a summary of the methodology applied to develop each assumption are as follows:

Expected price volatility	28.37%
Risk-free interest rate	2.80%
Weighted average expected lives in years	3.75
Forfeiture rate	0%
Dividend yield	3.00%

Expected Price Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of our stock to calculate the volatility assumption, as it is management’s belief that this is the best indicator of future volatility. The Company calculates weekly market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.

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

There was no impact on cash provided by operating and/or financing activities related to increased tax benefits from stock based payment arrangements.  During the year ended December 31, 2009, 382 options were exercised increasing cash provided by financing activities, issuance of common stock, by approximately $4,000.

At December 31, 2009, the aggregate intrinsic value of all outstanding options was $6.8 million with a weighted average remaining contractual term of 1.1 years.  The total compensation cost related to non-vested awards not yet recognized was $0.7 million with an expense recognition period of 2 years.  During the twelve months ended December 31, 2009, 2008 and 2007 185,175, 237,234 and 198,361 options vested with an intrinsic value of approximately $1.7 million, $2.3 million and $3.5 million at December 31, 2009, 2008 and 2007, respectively.

6.  INCOME TAXES

The provision for income taxes differs from the amount of income tax expense determined by applying the 35% U.S. statutory federal income tax rate to pre-tax net income from continuing operations as follows:

	2009	2008	2007
(in thousands)

Pre-Tax Net (Loss) Income	$ (3,085)	$ 16,884	$ 96,660

(Benefit) Provision for income taxes computed
At Federal statutory rate	(1,080)	5,909	33,831
Increase (decrease) in income taxes
resulting from:
FIN 48 current year activity	(1,714)	1,232	(843)
Prior period permanent	(1,167)	(7,686)	(1,200)
Deferred tax true-up	(1,093)	-	-
True-Up of amended returns	-	-	1,197
Dividends received deduction	(627)	(843)	(1,009)
ISO Book Compensation	275	376	395
Current payable true-up	97	(693)	727
Other	4	5	(120)

(Benefit) Provision for Federal income taxes	$ (5,305)	$ (1,700)	$ 32,978

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2009	2008
	(in thousands)
Deferred tax assets
Investments and payor swaptions	$ 19,963	$ 32,835
Insurance reserves	10,712	9,542
Unrealized Capital Losses	1,557	73,815
NOL and Capital Loss	5,123	1,800
Deferred Acquisition Costs	3,076	3,207
Other	5,095	3,997

Valuation Allowance	(1,557)	-
Total deferred tax assets	$ 43,969	$ 125,196

Deferred tax liabilities
OID and Market Discount Investments	10,783	18,231
Policyholder Account Balances	108	84
Deferred Acquisition Costs	28,013	27,856
Other	210	215

Total deferred tax liabilities	39,114	46,386

Net deferred tax assets	$ 4,855	$ 78,810

The change in net deferred income taxes is comprised of the following:

	December 31, 2009	December 31, 2008	Change
	(in thousands)

Total deferred tax assets	$ 43,969	$ 125,196	$ (81,227)
Total deferred tax liabilities	39,114	46,386	(7,272)

Net deferred tax asset	$ 4,855	$ 78,810	(73,955)

Tax effect of unrealized losses to other comprehensive income			73,816

Change in net deferred income tax to income tax benefit			$ (139)

The Company provides for deferred income taxes resulting from temporary differences, which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.  The sources of these differences and the tax effect of each were as follows:

	2009	2008	2007
	(in thousands)
Deferred policy acquisition costs	$ 288	$ (1,802)	$ (3,674)
Policyholders' account balances	2	(15)	(375)
Investment adjustments	11,663	(4,293)	7,788
Insurance policy liabilities	(1,175)	1,621	1,361
Original issue discount and market discount on bonds	2	(736)	1,548
Net operating loss	(3,323)	(1,234)	(200)
Deferred intercompany transaction, bond gain (loss)	105	(1,472)	-
Section 481 tax adjustment method change	(7,450)	(7,450)	(7,450)
Other	27	(71)	(170)
Deferred Federal income tax
expense (benefit)	$ 139	$ (15,452)	$ (1,172)

If the Company determines that any of its deferred income tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized.  Upon review, the Company’s management concluded a valuation allowance of $1,556,762 should be taken against the net unrealized losses on stocks and partnerships as there are not enough unrealized gains to support the full use of the unrealized losses.  The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding stocks and partnerships, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could allow the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

Prior to 1984, Federal income tax law allowed life insurance companies to exclude from taxable income and set aside certain amounts in a tax memorandum account known as the Policyholder Surplus Account (“PSA”).  Under the tax law, the PSA has been frozen at its December 31, 1983 balance of $2,900,000, which may under certain circumstances become taxable in the future.  The Insurance Company does not believe that any significant portion of the amount in this account will be taxed in the foreseeable future.  Accordingly, no provision for income taxes has been made thereon.  If the amount in the PSA were to become taxable, the resulting liability using current rates would be approximately $1,015,000.  The Company has a net operating loss carryforward of approximately $4,055,425 and they are set to expire beginning in 2023 through 2029. The company has capital loss carryforwards of $10,582,453 that will expire in 2013 and 2014.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards, and (c) a valuation allowance.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  In the United States, the Company is no longer subject to federal income tax examinations by tax authorities, generally for the years prior to 2005.  For 2004 and 2005, however, the Company may be subject to tax examinations because the IRS and the Company extended the statute of limitations due to the amended returns filed by the Company.  While the Company cannot predict the outcome of the current IRS examination, any adjustments are not expected to be material.  The examination is expected to be concluded during 2010.

The Company applied FASB guidance relating to accounting for uncertainty in income taxes   The balance of the unrecognized tax benefits was $2,462,454 at December 31, 2008, and $712,149 at December 31, 2009. If recognized, this entire adjustment would impact the effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008
Balance at January 1	$2,426	$1,194
Increases related to prior year tax positions	141	1,329
Decreases related to prior year tax positions	(1,855)	-
Lapse of statute of limitations	-	(97)
Balance at December 31	$712	$2,426

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the uncertain tax liability above was $364,000 as of December 31, 2008 and $392,000 as of December 31, 2009.

While the Company expects the amount of unrecognized tax benefits to change in the next 12 months, the Company does not expect the change to have a significant impact on the Company’s financial position or results of operations

7.  REINSURANCE

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

Reinsurance ceded from the Insurance Company to Swiss Re Life & Health America, Inc. at December 31, 2009 and 2008 consists of coinsurance agreements aggregating face amounts of $250.8 million and $274.4 million, respectively, reinsurance ceded to Transamerica International was $135.3 and $142.4 at December 31, 2009 and 2008, respectively, representing the amount of individual life insurance contracts that were ceded to the reinsurers.  The term “coinsurance” refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy to be reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

Premiums ceded for 2009, 2008 and 2007 amounted to approximately $6.5 million, $6.0 million and $4.8 million, respectively.

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

Effective January 1, 2001, the NAIC adopted the Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments.  However, statutory accounting principles continue to be established by individual state laws and permitted practices.  The NYSID required adoption of the Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001. In December 2009, the NAIC adopted new rules for admitted deferred tax assets (DTA’s). Under the rules prior to December 2009, admitted DTA’s are equal to the lesser of: the amount of gross DTA expected to be realized within one year of the balance sheet date; or ten percent of statutory capital and surplus as reported on its most recently filed statutory statement. The new rules under SSAP 10R allow for additional admitted DTA’s if the company has a risk based capital ratio (RBC) greater than 250% after calculating the ratio using the DTA admitted under the old rules above. The Insurance Company had an RBC over 250%. Therefore, the new rules allowed the admitted DTA’s to be equal to the lesser of: the amount of gross DTA expected to be realized within three years of the balance sheet date; or fifteen percent of statutory capital and surplus as reported on its most recently filed statutory statement. The new rules do not apply for years prior to 2009. This change allowed the Insurance Company to realize a DTA of approximately $32.7 million in 2009, while the DTA was $53.5 million in 2008 as computed under the prior rules. The Codification, as currently interpreted, did not adversely affect statutory capital or surplus as of December 31, 2009.

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

In 2009, the Insurance Company paid $24.8 million in stockholder dividends to the Corporation.  In 2010, the Insurance Company would be permitted to pay a stockholder dividend of $23 million to the Corporation without prior regulatory clearance.  However, there can be no assurance that this will continue to be the case in subsequent years.  Accordingly, Management of the Company cannot provide assurance that the Insurance Company will have adequate statutory earnings to support payment of dividends to the Company in an amount sufficient to fund the Company’s cash requirements, including the payment of dividends, or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.

9.  LITIGATION

On December 30, 2009, an alleged stockholder plaintiff, Alan R. Kahn (the "Plaintiff"), filed a derivative action (the "Kahn Action"), for the purported benefit of the Company, against Mr. Kurz and the Company's other directors, and the Company itself (as a nominal defendant). Plaintiff alleges that Mr. Kurz and the other directors breached their fiduciary duties and wasted the Company's assets by authorizing the continued payment of compensation and fringe benefits to Mr. Kurz after he resigned as President of the Company and CEO of the Insurance Company, and in view of Mr. Kurz's failure to disclose that, as he later represented in the 2008 tax return for the Kurz Family Foundation (the "Foundation"), he allegedly spent 40 hours a week working as a director of the Foundation; that Mr. Kurz pledged his support for Donald Barnes around and before the time of the annual stockholders' meeting in May 2009, but then, in statements filed in October and November 2009, disclosed that he was commencing a consent solicitation to remove, without cause, Mr. Barnes and the other directors (except for himself); that in or around December 2009, the directors (other than Mr. Kurz) disclosed, allegedly belatedly, that they did not believe that Mr. Kurz, at his advanced age of nearly 90, could effectively serve in a management capacity for a public company, that an Independent Committee of the Board had uncovered a pattern of self-dealing by Mr. Kurz that included, among other things; misuse of the Company's health insurance plan and Kurz's use of charitable assets, of the Foundation, for non-charitable purposes, and that the New York State Insurance Department has instituted an official investigation into the affairs, conduct and practices of the Foundation. In addition to the fiduciary and waste claims asserted against the directors, Plaintiff also brought a claim for unjust enrichment against Mr. Kurz alone, demanding that he disgorge all purported unearned compensation. Plaintiff also demands that the directors account to the Company for all damages and return all remuneration paid to them while they were allegedly in breach of their duties. Plaintiff also seeks to enjoin the Company from continuing to pay compensation and benefits to Mr. Kurz, as well as attorneys' fees and other relief that the Court may deem proper. The Company and the directors (other than Mr. Kurz) have filed motions to dismiss based on failure to state a claim and failure to make a demand on the board. Management does not believe that this action will have a material effect on the Company's financial condition or results of operations.

10.  FAIR VALUE INFORMATION

A.

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

The Company determines the fair value of its limited partnership investments based upon financial reports and valuations provided by the general partners.  During 2009, the Company’s unrealized gain from its limited partnership investments decreased by $82.0 million (pre-tax), which carry a book value of $196.2 million at December 31, 2009.  As of December 31, 2009, the Company was committed to contribute, if called upon, an aggregate of approximately $93.8 million of additional capital to certain of these limited partnerships.

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

December 31, 2009	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	$3,087,021	$3,087,021
Common Stock	1,947	1,947
Derivatives	390	390
Policy Loans	18,959	18,959
Cash and Short-Term Investments	301,899	301,899
Other Long-Term Investments	196,191	196,191
Liabilities
Policyholders' Account Balances	$2,444,984	$2,520,480

December 31, 2008	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Fixed Maturities:
Available for Sale	$2,725,091	$2,725,091
Common Stock	2,979	2,979
Derivatives	507	507
Policy Loans	18,945	18,945
Cash and Short-Term Investments	346,058	346,058
Other Long-Term Investments	290,692	290,692
Liabilities
Policyholders' Account Balances	$2,429,635	$2,611,399
Note Payable	66,500	66,500

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs are as follows:

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

B.

Valuation of Investments

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy.  The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service).  When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly for its fixed maturity investments.  The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy.  If quoted market prices and an estimate from a pricing service are unavailable, the Company secures an estimate of fair value from brokers who utilize valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3.  The following section describes the valuation methods used by the Company for each type of financial instrument it holds that is carried at fair value:

Fixed Maturities

The Company utilizes a pricing service to estimate fair value measurements for approximately 98.4% of its fixed maturities.  The majority of the remaining fair value measurements are based on non-binding broker prices.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets, such as U.S Treasury Securities.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications and models which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.   Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios for issues that have early redemption features.

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

The Company holds privately placed securities and estimates the fair value of these bonds using either an internal matrix that is based on market information regarding interest rates, credit spreads and liquidity or a discounted cash flow model.  The Company includes the fair value estimates of these securities in Level 3.

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

For private equity, the Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there may be up to a one year reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there may be up to a one year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2010 pursuant to 2009.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2009 in the amount disclosed in Level 3.

Derivatives

Valuations are secured monthly from each Counterparty which is a major money center bank for the Payor Swaption owned by the Insurance Company. Factors considered in the valuation include interest rate volatility, decay (remaining life of the Swaption before expiration), delta (duration), gamma (convexity), Swap rates and Swap spreads against U.S. Treasuries. Each dealer has its own proprietary software that evaluates each of these components to determine the Swaption valuation at the end of each month.  The Company also obtains a competing valuation from its consultant, Milliman Inc., which uses its own proprietary valuation software called MG Hedge-Information Dashboard. The Company compares the two valuations and generally selects the valuation of the bank, as each Counterparty is responsible for settling for cash with the Company if the Payor Swaption expires with value. All of the factors noted are observable inputs; consequently the Company includes the Swaption Valuations in Level 2.

C.

Additional Information

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

($ in thousands)	Fair Value Measurements Using

Description	As of 12/31/2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities	$ 3,087,021	$ 227,937	$ 2,819,927	$ 39,157
Common Stock	1,947	703	-	1,244
Derivatives	390	-	390	-
Cash and cash equivalents	8,763	8,763	-	-
Short-Term investments	293,136	-	293,136	-
Other Long-Term Investments	196,191	-	-	196,191
Total	$ 3,587,448	$ 237,403	$ 3,113,453	$ 236,592

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)		Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Other Long-Term Investments	Common Stock	Fixed Maturities	Total
For the twelve months ended December 31, 2009
Beginning Balance at December 31, 2008	$ 290,692	$ 249	$ 4,296	$ 295,237
Total realized/unrealized gains (losses)
Included in earnings	(7,726)	-	1	(7,725)
Included in other comprehensive income	(81,962)	(168)	24	(82,106)
Purchases, issuances, and settlements	(4,813)	-	(2,460)	(7,273)
Transfers into Level 3	-	1,163	37,296	38,459
Ending Balance at December 31, 2009	$ 196,191	$ 1,244	$ 39,157	$ 236,592

The table below summarizes the fair value and balance sheet location of the Company’s outstanding derivatives at December 31, 2009 and December 31, 2008:

Fair Values of Derivative Instruments

($ in thousands)	Asset Derivatives
	As of December 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Payor Swaptions	Derivative Instruments	$390	Derivatives Instruments	$507

Total derivatives not designated as hedging instruments		$390		$507

Total derivatives		$390		$507

The table below summarizes the fair value and income statement location of the Company’s outstanding derivatives at December 31, 2009 and December 31, 2008:

Derivatives Not Designated as Hedging Instruments ($ in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Twelve months ended December 31,
		2009	2008

Payor Swaptions	Realized investment gains (losses)	$ (117)	$ (6,499)

Total		$ (117)	$ (6,499)

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is presented below.  Certain amounts have been reclassified to conform to the current year's presentation:

		Three Months Ended
2009		March 31 June 30	September 30	December 31
(in thousands, except per share)
Premiums and other
insurance revenues	$ 8,710	$ 16,484	$ 16,207	$ 19,527
Net investment income	35,840	43,550	46,573	58,306
Realized investment (losses)/gains	(3,451)	(709)	(2,583)	3,793
Total revenues	41,099	59,325	60,197	81,626
Benefits and expenses	53,976	61,810	60,101	69,445
Net (loss) income	$ (8,434)	$ (1,628)	$ 63	$ 12,219
Earnings per share, basic	$ (.28)	$ (.05)	$ .00	$ .41

		Three Months Ended
2008		March 31 June 30	September 30	December 31
(in thousands, except per share)
Premiums and other
insurance revenues	$ 12,205	$ 14,818	$ 14,340	$ 10,639
Net investment income	65,620	69,553	75,149	51,413
Realized investment gains/(losses)	1,038	(4,476)	(26,137)	(18,318)
Total revenues	78,863	79,895	63,352	43,734
Benefits and expenses	62,171	65,008	62,382	59,399
Net income (loss)	$ 10,934	$ 9,751	$ 625	$ (2,726)
Earnings per share, basic	$ .37	$ .33	$ .02	$ (.09)

12.  RISK-BASED CAPITAL

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2009, the Insurance Company’s Company Action Level was $72.3 million and the Mandatory Control Level was $25.3 million. The Insurance Company’s adjusted capital at December 31, 2009 and 2008 was $280.5 million and $370.9 million, respectively, which exceeds all four action levels.

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

The amount of these assessments against the Insurance Company in 2009 and prior years have not been material.  However, the amount and timing of any future assessment against the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Corporation and the Insurance Company.  As such, no reasonable estimate of such assessments can be made.

14.  ANNUITY AND UNIVERSAL LIFE DEPOSITS

The Company offers, among other products, annuity and universal life insurance.  The amounts received as deposits for each of the years ended December 31 are as follows:

	2009	2008	2007
	(in thousands)
Universal Life	$1,291	$1,381	$1,451
Annuity	185,916	143,883	136,467

Total	$187,207	$145,264	$137,918

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

A reconciliation of the Insurance Company’s net income as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2009, 2008 and 2007 is set forth in the following table:

(in thousands)	2009	2008	2007
Statutory net income	$36,029	$16,932	$59,141

Reconciling items:
Deferred policy acquisition benefit (costs)	449	(6,085)	(12,345)
Investment income difference	3,252	5,905	7,714
GAAP Deferred taxes	(3,901)	12,384	2,698
Policy liabilities and accruals	(30,148)	10,036	7,053
IMR amortization	(3,649)	(3,482)	(3,056)
IMR capital gains	718	1,075	9,676
Payor Swaptions	(117)	(6,499)	(8,314)
Federal income taxes	-	-	(693)
Other	98	(488)	550
Non-insurance company’s net income	(511)	(11,194)	1,258

GAAP net income	$2,220	$18,584	$63,682

A reconciliation of the Insurance Company’s shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31 is set forth in the following table:

(in thousands)	2009	2008
Statutory shareholders’ equity	$269,777	$329,039

Reconciling items:
Asset valuation and interest maintenance reserves	78,917	112,985
Investment valuation differences	51,843	(281,500)
Deferred policy acquisition costs	76,762	122,338
Policy liabilities and accruals	114,467	144,847
Difference between statutory and GAAP deferred taxes	(35,503)	20,134
Other	(4,160)	(3,880)
Non-insurance company’s shareholders’ equity	16,277	(3,909)

GAAP shareholders’ equity	$568,380	$440,054

16.  CONSENT REVOCATION SOLICITATION

In October 2009, the Company’s former Chairman, Herbert Kurz, filed a Schedule 13-D amendment indicating his intention to commence a consent solicitation to replace members of the Company’s Board of Directors.  In December 2009, Mr. Kurz commenced a solicitation of stockholder consents for the purpose of, among other things, removing from office, without cause, all of the current directors (other than Mr. Kurz) and electing in their place a slate of nominees proposed by Mr. Kurz.  Mr. Kurz further stated that, upon their election, his proposed directors would re-install Mr. Kurz as CEO, purportedly on an "interim" basis.  The independent directors of the Company determined that it was in the best interests of all of the Company's stockholders to oppose Mr. Kurz's consent solicitation.  In that regard, the Company engaged the services of special counsel, a proxy soliciting firm and a financial public relations firm, as is customary.  In addition, in connection with the Company's due diligence review of Mr. Kurz and his consent solicitation, the independent directors discovered several irregularities relating to the 2007 tax return for the Kurz Family Foundation, Ltd. (the "Foundation") filed by Mr. Kurz as part of an application that he submitted to the New York State Insurance Department (“NYSID”) seeking the NYSID's approval of (i) the Foundation's acquisition of a controlling interest of the Insurance Company, and (ii) continuing treatment of Mr. Kurz individually as a controlling person of the Insurance Company.  Mr. Kurz is an officer and director of the Foundation, which is a separate entity from the Company.  A special committee of the independent directors of the Company commenced an internal investigation into the circumstances surrounding the 2007 Foundation tax return and related matters. The special committee retained independent counsel to lead the investigation.  All of the foregoing resulted in approximately $2.5 million of expenses in 2009 as reflected in the Company’s Consolidated Statements of Income.

17.  SUBSEQUENT EVENTS

On February 12, 2010, Mr. Kurz notified the Company of his intention to nominate, for election at the next annual shareholders' meeting, the same slate of nominees that he had proposed in his unsuccessful consent solicitation.  Mr. Kurz further indicated that he may initiate a proxy contest in connection with those nominations.

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

December 31,
	2009	2008

ASSETS:
Investment in subsidiaries at equity	$552,193	$444,054
Cash in bank	5,369	(24)
Real estate, net	35	35
Fixed maturities, available for sale	5,039	3,046
Investments, common stocks	532	339
Short-term investments	150	44,498
Other long-term investments	2	2
Deferred debt issue costs	-	24
Other assets	8,224	17,515

TOTAL ASSETS	$571,544	$509,489

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Notes payable, long term	-	66,500
Other liabilities	3,164	2,935

TOTAL LIABILITIES	3,164	69,435

Total Shareholders' Equity	568,380	440,054

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$571,544	$509,489

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(in thousands)
Year Ended December 31,
	2009	2008	2007
REVENUES:
Rental income	$ 781	$ 835	$ 819
Investment income	1,308	582	7,048
Realized investment (losses) gains	(1,567)	(8,518)	6,205

Total Revenues	522	(7,101)	14,072

EXPENSES:
Operating and administrative	2,252	3,011	2,423
Costs related to consent revocation solicitation	2,244	-	-
Interest	754	7,353	10,087

Total Expenses	5,250	10,364	12,510

(Loss) Income before federal income taxes
and equity in income of subsidiaries	(4,728)	(17,465)	1,562

Federal income tax (benefit) expense	(4,216)	(6,269)	305
(Loss) Income before equity in income of subsidiaries	(512)	(11,196)	1,257

Equity in income of subsidiaries	2,732	29,780	62,425

Net income	$ 2,220	$ 18,584	$ 63,682

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

	2009	2008	2007
Operating Activities:
Net Income	$ 2,220	$ 18,584	$ 63,682
Adjustments to reconcile net income to
net cash provided by operating activities:
Realized investment losses (gains)	1,567	8,518	(6,205)
Depreciation and amortization	99	744	871
Stock Option Compensation	784	1,075	1,129
Equity in income of subsidiary companies	(2,732)	(29,780)	(62,425)
Deferred Federal income taxes	(3,762)	(3,068)	1,526
Dividend from Subsidiaries	24,800	35,700	32,000
Changes in:
Accrued investment income	72	1,107	587
Amounts due from security transactions	12,981	(12,981)	-
Accounts payable and accrued expenses	533	(129)	9
Other assets and liabilities	(1,627)	(3,464)	(564)

Net Cash Provided By Operating Activities	34,935	16,306	30,610

Investing Activities:
Purchase of fixed maturities	-	-	(387)
Sale of fixed maturities	-	35,185	31,185
Common stock acquisitions	-	-	(13,140)
Common stock sales	-	338	28,066
Other invested asset acquisitions	-	16,980	(16,980)
Decrease (increase) in short-term investments	44,348	(30,645)	10,815

Net Cash Provided by Investing Activities	44,348	21,858	39,559

Financing Activities:
Dividends to shareholders	(7,394)	(14,780)	(14,018)
Repayment of short-term debt	-	-	(50,000)
Retirement of senior notes	(66,500)	(23,695)	(9,756)
Repurchase of common stock	4	238	1,095

Net Cash Used In Financing Activities	(73,890)	(38,237)	(72,679)

Increase (decrease) in Cash	5,393	(73)	(2,510)

Cash at Beginning of Year	(24)	49	2,559

Cash at End of Year	$ 5,369	$ (24)	$ 49

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES								Schedule III
SUPPLEMENTAL INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column F-1	Column G	Column H	Column I	Column J	Column K
Benefits,
Claims, Losses,
		Future Policy						Interest
		Benefits,		Other				Credited to
		Losses, Claims,		Policy		Mortality,		Account	Amortization
	Deferred	Loss Expenses,		Claims		Surrender		Balances	of Deferred
	Policy	and Policy-		and		and Other	Net	and	Policy	Other
	Acquisition	holder Account	Unearned	Benefits	Premium	Charges to	Investment	Settlement	Acquisition	Operating	Premiums
	Costs	Balances	Premiums	Payable	Revenue	Policyholders	Income	Expenses	Costs	Expenses	Written

Year Ended December 31, 2009
Life Insurance	$ 16,381	$ 240,900	$ -	$ -	$ 10,925	$ 21	$ 12,965	$ 21,013	$ 2,089	$ 6,982
Annuity	60,381	2,934,668	-	-	39,427	522	171,207	190,116	7,490	22,927
Accident and Health	-	2,266	-	-	5,209	-	97	1,863	-	2,907	$ 5,209
Total	$ 76,762	$ 3,177,834	$ -	$ -	$ 55,561	$ 543	$ 184,269	$ 212,992	$ 9,579	$ 32,816	$ 5,209

Year Ended December 31, 2008
Life Insurance	$ 16,315	$ 236,168	$ -	$ -	$ 11,160	$ 38	$ 17,293	$ 20,205	$ 2,331	$ 7,591
Annuity	106,023	2,913,191	-	-	30,668	838	244,315	184,642	12,005	18,380
Accident and Health	-	3,061	-	-	5,015	-	127	2,538	-	2,166	$ 5,015
Total	$ 122,338	$ 3,152,420	$ -	$ -	$ 46,843	$ 876	$ 261,735	$ 207,385	$ 14,336	$ 28,137	$ 5,015

Year Ended December 31, 2007

Life Insurance	$ 16,048	$ 231,320	$ -	$ -	$ 11,166	$ 16	$ 16,818	$ 18,836	$ 2,537	$ 7,320
Annuity	61,673	3,068,185	-	-	24,788	1,179	277,922	195,563	21,147	20,228
Accident and Health	-	2,318	-	-	4,468	-	120	2,294	-	1,741	$ 4,468
Total	$ 77,721	$ 3,301,823	$ -	$ -	$ 40,422	$ 1,195	$ 294,860	$ 216,693	$ 23,684	$ 29,289	$ 4,468

REINSURANCE (in thousands)				Schedule IV

Column A	Column B	Column C	Column D	Column E
			Assumed
		Ceded to	From
	Gross	Other	Other	Net
	Amount	Companies	Companies	Amount

Year Ended December 31, 2009
Life Insurance in Force	$ 1,123,604	$ 613,254	$ 1,183,028	$ 1,693,378

Premiums:
Life Insurance	16,099	6,448	1,274	10,925
Annuity	39,427	-	-	39,427
Accident and Health Insurance	7,705	2,496	-	5,209

Total	$ 63,231	$ 8,944	$ 1,274	$ 55,561

Year Ended December 31, 2008
Life Insurance in Force	$ 1,182,155	$ 656,997	$ 1,007,618	$ 1,532,776

Premiums:
Life Insurance	15,991	5,917	1,086	11,160
Annuity	30,668	-	-	30,668
Accident and Health Insurance	8,437	3,422	-	5,015

Total	$ 55,096	$ 9,339	$ 1,086	$ 46,843

Year Ended December 31, 2007
Life Insurance in Force	$ 1,230,057	$ 710,494	$ 1,031,541	$ 1,551,104

Premiums:
Life Insurance	14,601	4,778	1,343	11,166
Annuity	24,788	-	-	24,788
Accident and Health Insurance	6,350	1,882	-	4,468

Total	$ 45,739	$ 6,660	$ 1,343	$ 40,422

Note:  Reinsurance assumed consists entirely of Servicemen's Group Life Insurance

Exhibit 31.01

Certification of Chief Executive Officer

Pursuant to Exchange Act Rule 13a-15f

I, Donald Barnes, Chief Executive Officer of Presidential Life Corporation certify that:

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

Date: March 11, 2010

                                                                     /s/Donald Barnes

                                                                                                                   ----------------------

               Donald Barnes

               Chief Executive Officer

Exhibit 31.02

Certification of Chief Financial Officer

       Pursuant to Exchange Act Rule 13a-15f

I, Dominic D’Adamo, Acting Chief Financial Officer of Presidential Life Corporation certify that:

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

Date: March 11, 2010

/s/Dominic D’Adamo

                                                                                                                                 ----------------------

Dominic D’Adamo

Acting Chief Financial Officer

Exhibit 32.01

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Barnes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Donald Barnes

Donald Barnes

Chief Executive Officer

March 11, 2010

Exhibit 32.02

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dominic D’Adamo, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(3)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Dominic D’Adamo

Dominic D’Adamo

Acting Chief Financial Officer

March 11, 2010

S-9