Form 10-Q
period 2010-03-31
PRESIDENTIAL LIFE CORP
filed 2010-05-10
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The number of shares of registrant’s common stock outstanding as of May 10, 2010 was 29,574,697.

INDEX

Part I	Financial Information		Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	March 31, 2010 (Unaudited) and December 31, 2009		3

	Consolidated Statements of Operation (Unaudited)
	For the Three months ended March 31, 2010 and 2009		4

	Consolidated Statements of Shareholders'
	Equity (Unaudited) - For the Three months ended
	March 31, 2010 and 2009		5

	Consolidated Statements of Cash Flows (Unaudited) -
	For the Three months ended March 31, 2010 and 2009		6

	Notes to Consolidated Financial Statements (Unaudited)		7-20

Item 2.	Management's Discussion and Analysis of		21-31
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		32

Item 4.	Controls and Procedures		32

Part II -	Other Information		33

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Other Information
	Item 5.	Exhibits

Signatures			34

Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			35
			36
			37
			38

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Amortized cost of
$3,111,901 and $3,043,757 respectively)	$ 3,223,363	$ 3,087,021
Common stocks (Cost of $476 and
$475, respectively)	2,016	1,947
Derivative instruments, at fair value	-	390
Real estate	415	415
Policy loans	18,814	18,959
Short-term investments	227,722	293,136
Other long-term investments	204,133	196,191
Total Investments	3,676,463	3,598,059

Cash and cash equivalents	2,472	8,763
Accrued investment income	42,932	41,281
Deferred policy acquisition costs	65,802	76,762
Furniture and equipment, net	425	447
Amounts due from reinsurers	15,575	15,056
Federal income taxes recoverable	16,525	18,313
Deferred federal income taxes, net	-	4,855
Other assets	1,507	1,506
TOTAL ASSETS	$ 3,821,701	$ 3,765,042

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 2,440,168	$ 2,444,984
Future policy benefits:
Annuity	647,031	645,801
Life and accident and health	77,562	76,457
Other policy liabilities	11,563	10,592
Total Policy Liabilities	3,176,324	3,177,834

Deposits on policies to be issued	1,458	1,905
General expenses and taxes accrued	2,074	2,461
Deferred federal income taxes, net	14,034	-
Amounts due from security transactions	5,995	-
Other liabilities	12,242	14,462
Total Liabilities	3,212,127	$ 3,196,662

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,574,697 and 29,574,697 shares, respectively)	296	296
Additional paid in capital	6,783	6,639
Accumulated other comprehensive gain (loss)	36,243	(4,448)
Retained earnings	566,252	565,893
Total Shareholders’ Equity	609,574	568,380
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,821,701	$ 3,765,042

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	THREE MONTHS ENDED MARCH 31, (UNAUDITED)
REVENUES:	2010	2009
Insurance Revenues:
Premiums	$ 4,583	$ 3,759
Annuity considerations	10,135	4,216
Universal life and investment type policy fee income	525	606
Net investment income	50,468	35,840
Realized investment losses	(327)	(3,451)
Other income	990	129

TOTAL REVENUES	66,374	41,099

BENEFITS AND EXPENSES:
Death and other life insurance benefits	4,460	3,606
Annuity benefits	20,397	19,457
Interest credited to policyholders' account balances	26,590	26,901
Interest expense on notes payable	-	753
Other interest and other charges	339	264
Increase (decrease) in liability for future policy benefits	1,982	(3,964)
Commissions to agents, net	1,812	3,129
Costs related to consent revocation solicitation and related matters	968	-
General expenses and taxes	5,271	4,995
Change in deferred policy acquisition costs	1,185	(1,165)

TOTAL BENEFITS AND EXPENSES	63,004	53,976

Income (loss) before income taxes	3,370	(12,877)

Provision (benefit) for income taxes:
Current	1,788	(6,164)
Deferred	(625)	1,721
	1,163	(4,443)

NET INCOME (LOSS)	$ 2,207	$ (8,434)

Earnings per common share, basic	$ .07	$ (.29)
Earnings per common share, diluted	$ .07	$ (.29)

Weighted average number of shares outstanding during the period, basic	29,574,697	29,574,315
Weighted average number of shares outstanding during the period, diluted	29,574,697	29,574,315

Supplemental disclosures:
Net realized loss on investments:
Total other-than-temporary impairment losses	$ -	$ (5,377)
Portion of loss recognized in other comprehensive income (loss)	-	-
Net impairment losses recognized in earnings	-	$ (5,377)
Other investments (losses) gains	(327)	1,926
Total realized investment losses	$ (327)	$ (3,451)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(in thousands, except per share data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2009	$ 296	$ 5,851	$ 571,067	$ (137,160)	$ 440,054

Comprehensive Income (Loss):

Net Loss			(8,434)		(8,434)

Net Unrealized Investment Losses				(47,365)	(47,365)

Comprehensive Loss					(55,799)

Share Based Compensation		219			219

Dividends paid to Shareholders ($.0625 per share)			(1,848)		(1,848)

Balance at March 31, 2009	$ 296	$ 6,070	$ 560,785	$ (184,525)	$ 382,626

Balance at January 1, 2010	$ 296	$ 6,639	$ 565,893	$ (4,448)	$ 568,380

Comprehensive Income:

Net Income			2,207		2,207

Net Unrealized Investment Gains				40,691	40,691

Comprehensive Income					42,898

Share Based Compensation		144			144

Dividends paid to Shareholders ($.0625 per share)			(1,848)		(1,848)

Balance at March 31, 2010	$ 296	$ 6,783	$ 566,252	$ 36,243	$ 609,574

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

THREE MONTHS ENDED MARCH 31, (UNAUDITED)
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$ 2,207	$ (8,434)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	(625)	1,721
Depreciation and amortization	33	130
Stock option expense	144	219
Amortization of fixed maturity discounts and premiums	(4,000)	(4,190)
Realized investment losses	327	3,451
Changes in:
Accrued investment income	(1,651)	(1,311)
Deferred policy acquisition costs	1,185	(1,165)
Federal income tax recoverable	1,788	(5,390)
Liability for future policy benefits	2,335	(3,685)
Other items	(51)	4,756

Net Cash Provided By (Used In) Operating Activities	$ 1,692	$ (13,898)

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(104,525)	(65,110)
Sales	40,444	41,237
Decrease in short-term investments and policy loans	65,559	90,352
Other long-term investments:
Additions to other long-term investments	(8,504)	(8,957)
Distributions from other long-term investments	2,476	16,341
Amount due on security transactions	5,995	12,516

Net Cash Provided By Investing Activities	$ 1,445	$ 86,379

FINANCING ACTIVITIES:
Decrease in policyholders’ account balances	(4,816)	(2,507)
Bank overdrafts	(2,317)	(1,463)
Deposits on policies to be issued	(447)	2,095
Retirement of Senior Notes	-	(66,500)
Dividends paid to shareholders	(1,848)	(1,848)

Net Cash Used In Financing Activities	$ (9,428)	$ (70,223)

(Decrease) Increase in Cash and Cash Equivalents	(6,291)	2,258
Cash and Cash Equivalents at Beginning of Period	8,763	3,820

Cash and Cash Equivalents at End of Period	$ 2,472	$ 6,078

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ -	$ -

Interest Paid	$ -	$ 2,618

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation (the “Company”), through its wholly owned subsidiary Presidential Life Insurance Company (“the Insurance Company”), is engaged in the sale of annuity contracts, life insurance and accident and health insurance.  The Insurance Company has assets of approximately $3.8 billion and shareholders’ equity of $594.6 million as of December 31, 2009 and is licensed in all 50 states and the District of Columbia.

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Management believes that, although the disclosures are adequate, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on Form 10-K on March 11, 2010.

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

We manage and report our business as a single segment in accordance with FASB guidance, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 83%), life insurance (approximately 11%), and accident and health insurance (approximately 6%).  The nature of these product lines is sufficiently similar to permit their aggregation as a single reporting segment.

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

D.

Investments

Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions.  These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, if any, are credited or charged directly to shareholders’ equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its fair value and the portion related to credit loss is recorded in the income statement.  Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of deferred federal income tax effect, if any, charged or credited directly to shareholders’ equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking and substantially all of their investments are at fair value.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships, with the exception of hedge fund limited partnerships, to typically make quarterly distributions (to the extent that distributions are available) of partnership earnings.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there is generally a reporting lag of up to one year for recording investment income that is not distributed during the year, which may result in significant adjustments in the subsequent year.  During periods of rapid growth in the economy, or rapid declines, the delayed impact on market values, either positive or negative, may be more pronounced.  The adjustments to its estimates of investment income recorded during the preceding year (“true-up”) for the three month periods ended March 31, 2010 and March 31, 2009 resulted in an increase in net investment income of approximately $1.8 million and a decrease of approximately $8.4 million, respectively.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there is also generally a one-year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2010.  Net unrealized losses (cumulative, after tax effects) totaled approximately $26.3 million at March 31, 2010 and $27.5 million at December 31, 2009 and are included in the balance sheet under other comprehensive income.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements plus capital contributions subsequently made by the Company less subsequent distributions received from the partnerships.  Other long term investments totaled approximately $204.1 million as of March 31, 2010 and $196.2 million as of December 31, 2009.  As of March 31, 2010, the Company was committed to contribute, if called upon, an aggregate of approximately $83.1 million of additional capital to certain of these limited partnerships.  Commitments of $12.1 million, $27.1 million, $38.4 million and $5.5 million will expire in 2010, 2011, 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.

The Company is invested in six hedge fund limited partnerships with a carrying value of $64.6 million as of March 31, 2010.  These partnerships each contain liquidity provisions which allow the Company to withdraw amounts equal to the total capital account balance at least annually with notice requirements of 30-90 days.  These withdrawals may be subject to a holdback of 5-10%, with final distributions pending the completion of the partnership’s annual audit.  The Company has two hedge fund positions with private special investments, which currently range from approximately 15-30% of its carrying value, which would be excluded from the withdrawal process.

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

The Company accounts for its derivative financial instruments under ASC 815-10  which requires all derivative instruments to be recorded in the balance sheet at fair value.  Changes in the fair value of derivative instruments are recorded as other income (loss) in the period in which they arise.  The Company has not designated its derivatives related to marketable securities as hedges, in accordance with ASC 815-10.  Accordingly, the change in fair value of derivatives is recognized as a component of realized investment gains and losses in earnings as described above.  The Company does not hold or issue any derivative financial instruments for speculative trading purposes.

E.

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

F.

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

G.

Policyholders' Account Balances

Policyholders' account balances for universal life and investment type contracts are equal to the policy account values.  The policy account values represent an accumulation of gross premium payments plus credited interest less mortality and expense charges and withdrawals.

H.

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

I.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the first three months.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the three months ended March 31, 2010 and 2009 was 29,574,697 and 29,574,315, respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS during the three months ended March 31, 2010 or 2009.

Options totaling 699,948 and 1,166,886 shares of common stock for the three months ended March 31, 2010 and March 31, 2009, respectively were not included in the computation of weighted average shares because the impact of these options was antidilutive.

J.

New Accounting Pronouncements

Adoption of new accounting pronouncements

On January 1, 2010, the Company adopted the new guidance on transfers of financial assets. This new guidance amends the derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations.

On January 1, 2010, the Company adopted the new guidance on the accounting for a variable interest entity (“VIE”). This new guidance amends the consolidation guidance applicable to VIEs to require a qualitative assessment in the determination of the primary beneficiary of the VIE, to require an ongoing reconsideration of the primary beneficiary, to amend the events that trigger a reassessment of whether an entity is a VIE and to change the consideration of kick-out rights in determining if an entity is a VIE. The adoption of this new guidance did not have an impact on the Company’s financial position or results of operations.

New Accounting pronouncements issued during 2010 impacting the Company are as follows:

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, that amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This standard became effective for the Company upon issuance. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires entities to make new disclosures about recurring or nonrecurring fair-value measurements and provides clarification of existing disclosure requirements. For assets and liabilities that are measured at fair value on a recurring basis, the ASU requires disclosure of significant transfers between Levels 1 and 2, and transfers into and out of Level 3 of the fair value hierarchy and the reasons for those transfers. Significant transfers into each level must be disclosed and discussed separately from transfers out of each level. Significance is judged with respect to earnings, total assets, total liabilities or total equity. An accounting policy must be determined and disclosed as to when transfers between levels are recognized; (1) actual date, (2) beginning of period or (3) end of period. The ASU amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. The ASU amends ASC 820 to require fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of the valuation technique and inputs used to measure fair value is required for both recurring and nonrecurring fair value measurements. This standard became effective this quarter, except for the requirement to provide the Level activity of purchases, sales, issuances and settlement on a gross basis, which will be effective for us beginning in the first quarter of fiscal year 2011. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on our Consolidated Financial Statements.

2.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of March 31, 2010.

The following information summarizes the components of net investment income:

	For the three months ended March 31, 2010 (in thousands)	For the three months ended March 31, 2009 (in thousands)

Fixed maturities	$ 48,853	$ 49,067
Limited Partnerships	2,358	(11,698)
Common stocks	10	7
Short-term investments	94	338
Other investment income	582	448
	51,897	38,162

Less investment expenses	1,429	2,322

Net investment income	$ 50,468	$ 35,840

The following table presents fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at March 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ -	$ -	$ 2,005	$ 280	$ 2,005	$ 280
Corporate Bonds	194,090	7,713	444,737	54,059	638,827	61,771
Preferred Stocks	606	40	63,955	10,613	64,561	10,654
Subtotal Fixed Maturities	194,696	7,753	510,697	64,952	705,393	72,705
Common Stock	60	20	0	0	60	20
Total Temporarily Impaired Securities	$ 194,756	$ 7,773	$ 510,697	$ 64,952	$ 705,453	$ 72,725

The following table presents the fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 1,841	$ 482	$ -	$ -	$ 1,841	$ 482
Corporate Bonds	243,428	13,654	563,197	73,100	806,625	86,754
Preferred Stocks	1,942	109	61,407	15,525	63,349	15,634
Subtotal Fixed Maturities	247,211	14,245	624,604	88,625	871,815	102,870
Common Stock	1	4	-	-	1	4
Total Temporarily Impaired Securities	$ 247,212	$ 14,249	$ 624,604	$ 88,625	$ 871,816	$ 102,874

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by March 31, 2010.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 7,753	10.66
Twelve months or more	64,952	89.34
Total	$ 72,705	100.00

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2009.

	Gross Unrealized Losses	% Of Total
	(in thousands)

Less than twelve months	$ 14,245	13.85
Twelve months or more	88,625	86.15
Total	$ 102,870	100.00

As of March 31, 2010 and December 31, 2009, the Company had approximately $184.2 million and $146.1 million, respectively, of gross unrealized gains in fixed maturities.

The Company’s investments are concentrated in fixed income securities that are exposed to a variety of risks, including interest rate and credit risk, which can significantly impact fluctuations in overall market valuation. During the first three months of 2010, the portfolio experienced an improvement in market value caused by a tightening of corporate bond spreads, particularly in BBB-rated and high-yield bonds, against comparable U.S. Treasuries.  Spreads on 10-year, BBB-rated industrial bonds tightened from 198 basis points higher than 10-year Treasuries at December 31, 2009 to 177 over the 10-year Treasury at March 31, 2010, as evidenced by the Banc of America/Merrill Lynch Corporate Spline Index.  BBB-rated financial bonds tightened from 381 basis points higher than the 10-year Treasury yield at year-end 2009 to 304 over the U.S Treasury yield at March 31, 2010. This tightening in corporate spreads produced a rise in market value for the Company’s fixed income portfolio, resulting in a corresponding increase in the Company’s book value.

If an Other than Temporary Impairment (“OTTI”) exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Operations.  If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Operations, as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded to other comprehensive income (“OCI”), as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e. recoverable) impairment.

To determine the recovery period of a fixed maturity security, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

·

Historic and implied volatility of the security;

·

Length of time and extent to which the fair value has been less than amortized cost;

·

Adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;

·

Failure, if any, of the issuer of the security to make scheduled payments; and

·

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

For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) in our Consolidated Statements of Operations.   We base our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location.  The Company had no write-downs attributable to other than temporary impairments for the three months ended March 31, 2010.  For the three months ended March 31, 2009, the Company had approximately $5.4 million and $3.8 million in write-downs attributable to other than temporary impairments in fixed maturities and other long term investments.

3.

NOTES PAYABLE

The Company’s 7 7/8% Senior Notes (“Senior Notes”) were paid in full on February 17, 2009.  This was financed through the sale of short-term commercial paper, fixed maturities and an upstream dividend payment from the Insurance Company in January 2009 in the amount of $16 million.

4.

SHAREHOLDERS' EQUITY

During 2009 and the first quarter of 2010, the Board of Directors maintained a quarterly dividend of $.0625 per share.  During 2009 and through the first quarter of 2010, the Company had not purchased or retired shares of its common stock.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

5.

NET UNREALIZED INVESTMENT GAINS/(LOSSES)

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the Three months ended March 31, 2010:	(in thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 52,954	$ (18,534)	$ 34,420
Plus: reclassification adjustment for losses realized in net income	(327)	114	(213)
Change related to deferred policy acquisition costs	9,975	(3,491)	6,484
Net unrealized investment gains	$ 62,602	$ (21,911)	$ 40,691

For the Three months ended March 31, 2009:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (63,722)	$ 22,302	$ (41,420)
Plus: reclassification adjustment for losses realized in net income	(3,451)	1,208	(2,243)
Change related to deferred policy acquisition costs	(5,696)	1,994	(3,702)
Net unrealized investment losses	$ (72,869)	$ 25,504	$ (47,365)

6.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employees’ salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  Beginning January 1, 2010, the Board of Directors approved an increase to 5% in the Company’s contribution.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $103,300 and $80,000 into this plan during the three months ended March 31, 2010 and March 31, 2009, respectively.

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

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of March 31, 2010 to be 34.5%.

The Company applied FASB guidance relating to accounting for uncertainty in income taxes   The balance of the unrecognized tax benefits was $712,149 at December 31, 2009 and $733,499 as of March 31, 2010.  If recognized, this entire adjustment would reduce the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the uncertain tax liability above was $392,000 as of December 31, 2009 and $414,000 as of March 31, 2010.

As of March 31, 2010, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

8.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 31, 2010, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

The Company determines the fair value of its limited partnership investments based upon financial reports and valuations provided by the general partners.  During 2009, the Company’s unrealized gain from its limited partnership investments decreased by $82.0 million (pre-tax), ending the year with an unrealized loss, which carried a book value of $196.2 million at December 31, 2009.  In the first three months of 2010, the Company’s unrealized loss of $42.4 million at December 31, 2009 decreased by $1.9 million (pre-tax) to an unrealized loss of $40.5 million at March 31, 2010.  The limited partnership investments carried a book value of $204.1 million at March 31, 2010.

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

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

March 31, 2010	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Policy Loans	18,814	18,814
Liabilities
Policyholders' Account Balances	$2,440,168	$2,532,592

December 31, 2009	Carrying Value	Estimated Fair Value
Assets	(in thousands)
Policy Loans	18,959	18,959
Liabilities
Policyholders' Account Balances	$2,444,984	$2,520,480

Effective January 1, 2008, we adopted ASC 820-10 (formerly SFAS No. 157), Fair Value Measurements. ASC 820-10 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. As of January 1, 2009, ASC 820-10, “Fair Value Measurements,” applies to both the Company’s financial assets and liabilities and non-financial assets and liabilities.  ASC 820-10 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. The Company did not have any fair value measurements for its non-financial assets and liabilities during 2009 or the first three months of 2010. The adoption of ASC 820-10 did not have a material impact on our fair value measurements.

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

Fixed Maturities

The Company utilizes an independent third-party pricing service to estimate fair value measurements for approximately 99% of its fixed maturities.  The majority of the remaining fair value measurements are based on non-binding broker prices.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets, such as U.S Treasury Securities.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications and models which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.   The priced developed is an “evaluated price”, representing a “bid”-side valuation for the security as of 3:00 PM on the closing date of the quarterly financial statements. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios for issues that have early redemption features.

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

For private equity, the Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there may be up to a one year reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there may be up to a one year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2009.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at March 31, 2010 in the amount disclosed in Level 3.

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

($ in thousands)	Fair Value Measurements Using

Description	As of 3/31/2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	256,392	228,773	26,530	1,089
States and municipalities	146,120	-	146,120	-
Corporate debt securities	2,524,815	-	2,510,314	14,501
Mortgage backed securities	190,036	-	190,000	36
Preferred Stock	106,000	-	102,502	3,498
Fixed Maturities	3,223,363	228,773	2,975,466	19,124

Common Stock	2,016	771	-	1,245
Cash and cash equivalents	2,472	2,472	-	-
Short-Term investments	227,722	-	227,722	-
Other Long-Term Investments	204,133	-	-	204,133

Total	3,659,706	232,016	3,203,188	224,502

($ in thousands)	Fair Value Measurements Using

Description	As of 12/30/2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	254,878	227,937	22,398	4,543
States and municipalities	99,856	-	99,856	-
Corporate debt securities	2,435,429	-	2,419,252	16,177
Mortgage backed securities	197,189	-	182,210	14,979
Preferred Stock	99,669	-	96,211	3,458
Fixed Maturities	3,087,021	227,937	2,819,927	39,157

Common Stock	1,947	703	-	1,244
Derivatives	390	-	390	-
Cash and cash equivalents	8,763	8,763	-	-
Short-Term investments	293,136	-	293,136	-
Other Long-Term Investments	196,191	-	-	196,191

Total	3,587,448	237,403	3,113,453	236,592

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)	Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Other Long-Term Investments	Common Stock	Fixed Maturities	Total
For the Three months ended March 31, 2010
Beginning Balance at December 31, 2009	$ 196,191	$ 1,244	$ 39,157	$ 236,592
Total gains or losses (realized/unrealized)
Included in earnings	-	-	(1)	(1)
Included in other comprehensive income	1,914	1	(213)	1,702
Purchases	8,504	-	-	8,504
Sales	(2,476)	-	(546)	(3,022)
Transfers in and /or out of Level 3	-	-	(19,273)	(19,273)
Ending Balance at March 31, 2010	$ 204,133	$ 1,245	$ 19,124	$ 224,502

During the three months ended March 31, 2010, certain fixed maturity securities were transferred into Level 2 from Level 3 as a result of the availability of market observable quoted prices received from an independent third-party pricing service.

The table below summarizes the fair value and balance sheet location of the Company’s outstanding derivatives at March 31, 2010 and December 31, 2009.

Fair Values of Derivative Instruments

($ in thousands)	Asset Derivatives
	As of March 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Payor Swaptions	Derivative Instruments	$ -	Derivatives Instruments	$ 390

Total derivatives not designated as hedging instruments		$ -		$ 390

Total derivatives		$ -		$ 390

The table below summarizes the fair value and income statement location of the Company’s outstanding derivatives at March 31, 2010 and March 31, 2009.

Derivatives Not Designated as Hedging Instruments ($ in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Three months ended March 31,
		2010	2009

Payor Swaptions	Realized investment (losses) gains	$ (390)	$ 99

Total		$ (390)	$ 99

10.

CONSENT REVOCATION SOLICITATION

In October 2009, the Company’s former Chairman, Herbert Kurz, filed a Schedule 13-D amendment indicating his intention to commence a consent solicitation to replace members of the Company’s Board of Directors.  In December 2009, Mr. Kurz commenced a solicitation of stockholder consents for the purpose of, among other things, removing from office, without cause, all of the current directors (other than Mr. Kurz) and electing in their place a slate of nominees proposed by Mr. Kurz.  Mr. Kurz further stated that, upon their election, his proposed directors would re-install Mr. Kurz as CEO, purportedly on an "interim" basis.  The independent directors of the Company determined that it was in the best interests of all of the Company's stockholders to oppose Mr. Kurz's consent solicitation.  In that regard, the Company engaged the services of special counsel, a proxy soliciting firm and a financial public relations firm, as is customary.  In addition, in connection with the Company's due diligence review of Mr. Kurz and his consent solicitation, the independent directors discovered several irregularities relating to the 2007 tax return for the Kurz Family Foundation, Ltd. (the "Foundation") filed by Mr. Kurz as part of an application that he submitted to the New York State Insurance Department (“NYSID”) seeking the NYSID's approval of (i) the Foundation's acquisition of a controlling interest of the Insurance Company, and (ii) continuing treatment of Mr. Kurz individually as a controlling person of the Insurance Company.  Mr. Kurz is an officer and director of the Foundation, which is a separate entity from the Company.  A special committee of the independent directors of the Company commenced an internal investigation into the circumstances surrounding the 2007 Foundation tax return and related matters. The special committee retained independent counsel to lead the investigation.  All of the foregoing resulted in approximately $2.5 million of expenses in 2009 and an additional $968,000 of expenses for the first three months of 2010, as reflected in the Company’s Consolidated Statements of Operations.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Presidential Life Corporation (the “Corporation” or “Company”) is an insurance holding company that, through its wholly-owned subsidiary, Presidential Life Insurance Company (the “Insurance Company”), manages and reports as a single segment whose products are divided among annuities, life insurance and accident and health.  Unless the context otherwise requires, the “Corporation” or “Company” shall be deemed to include Presidential Life Corporation and its subsidiaries.  The Corporation was founded in 1969 and, through the Insurance Company, is licensed to market its product in all 50 states and the District of Columbia.  Our revenues are derived primarily from considerations received from the sale of annuity contracts, premiums received from the sale of life and accident and health insurance products and gains (or losses) from our investment portfolio.

For financial statement purposes, our revenues from the sale of whole life and term life insurance products and annuity contracts with life contingencies are treated differently from our revenues from the sale of annuity contracts without life contingencies, deferred annuities and universal life insurance products.  Revenues from the sale of whole or term life insurance products and life contingency annuities are reported as income on our financial statements.  Revenues from the sale of deferred annuities, universal life insurance products and annuities without life contingencies are not reported as revenues, but rather are reported as additions to policyholders’ account balances.  From these products, revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from policyholders’ account balances.

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

Executive Overview

Results

The Corporation’s earnings per share were $0.07 for the first quarter of 2010, as compared to a loss of $0.29 for the same period in 2009.  The improved results in 2010 primarily reflect an increase in investment income.  Our total revenues in the first quarter of 2010 were $66.4 million, compared to $41.1 million in the first quarter of 2009.  Benefits and expenses in the first three months in 2010 were $63 million, compared to $54 million for the same three month period in 2009.  Net income in the first quarter of 2010 was $2.2 million as compared to a loss of $8.4 million for the same period in 2009.

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

Persistency is the rate at which insurance policies remain in force, expressed as a percentage of the number of policies remaining in force over the previous year. Policyholders sometimes do not pay premiums/annuity considerations, thus causing their policies/annuity contracts to lapse.

The assumed rate of return on invested cash and desired spreads during the period that insurance policies or annuity contracts are in force also affects pricing of products and currently includes an assumption by the Company of a specified rate of return and/or spread on its investments for each year that such insurance or annuity product is in force.

Investments

The Company¢s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. See Note 2 of the Notes to the Consolidated Financial Statements “Investments” for a discussion of the evaluation of available-for-sale securities holdings in accordance with our impairment policy, whereby we evaluate whether such investments are other-than-temporarily impaired and factors considered by security classification in the OTTI evaluation.  In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.  The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Company deems to be comparable, and assumptions deemed appropriate given the circumstances.  The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

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

The primary market risk in the Company’s investment portfolio is interest rate risk and to a lesser degree, equity price risk.  The Company's exposure to foreign exchange risk is not significant.  The Company has no direct commodity risk.  Changes in interest rates can potentially impact the Company’s profitability.  In certain scenarios where interest rates are volatile, the Company could be exposed to disintermediation risk and reduction in net interest rate spread or profit margin.  To help address this risk, the Company has entered into a series of Payor Swaption investments designed to protect the Company against an instantaneous rise in the interest rates of 300 basis points. (See the discussion below in “Asset/Liability Management” for additional information related to the Company’s payor swaption investments.)

Risk-Based Capital

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2009, the Insurance Company’s Company Action Level was $72.3 million and the Mandatory Control Level was $25.3 million. The Insurance Company’s adjusted capital at December 31, 2009 was $280.5 million, which exceeds all four action levels.  The Company’s RBC ratio as of December 31, 2009 was 388%.

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

Results of Operations - Comparison of First Quarter 2010 and First Quarter 2009.

A.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life and accident and health  insurance premiums increased from approximately $8.0 million for the three months ended March 31, 2009 to approximately $14.7 million for the three months ended March 31, 2010.  Life insurance and accident and health premiums were $4.6 million, and $3.8 million for the first quarters of 2010 and 2009, respectively.  Annuity considerations were approximately $10.1 million for the three months ended March 31, 2010 as compared to approximately $4.2 million for the three months ended March 31, 2009.  The increase is primarily due to increased sales in our immediate annuities with life contingencies. These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $24.1 million and $56.8 million in the first quarters of 2010 and 2009, respectively.  The decrease was primarily due to the low interest rate environment that continued into the first quarter of 2010.

Policy Fee Income

Universal life and investment type policy fee income was approximately $0.5 million for the three-month period ended March 31, 2010 and approximately $0.6 million for the three-month period ended March 31, 2009.

Net Investment Income

Net investment income totaled approximately $50.5 million during the first three months of 2010, as compared to approximately $35.8 million during the first three months of 2009.  This represents an increase of approximately $14.7 million.  This increase is primarily due to an increase in income from limited partnerships of approximately $14.1 million.  The Company's ratios of net investment income to average cash and invested assets  (based on book value) for the three month periods ended March 31, 2010 and March 31, 2009 were 5.7% and 4.0%, respectively.  Without taking into account the returns on the Company’s limited partnership investments, the ratio for the first quarter of 2010 would have been 5.8% versus 5.7% in the 2009 comparable period.

Net Realized Investment Gains and Losses

Realized investment losses amounted to approximately $0.3 million during the first three months of 2010, as compared to realized investment losses of approximately $3.5 million during the first three months of 2009.  The improvement of approximately $3.2 million was primarily due to realized gains on fixed maturities of approximately $63 thousand in the first quarter of 2010 as opposed to realized losses on fixed maturities of approximately $3.6 million in the first quarter of 2009.  During the first quarters of 2010 and 2009, payor swaptions had realized losses of $390 thousand and realized gains of $99 thousand, respectively.  The change in the fair value of the derivative instruments is reflected in the income statement as a realized loss or gain.

B.

Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid to policyholders amounted to $53.8 million in the first quarter of 2010 as compared to $46.3 million in the first quarter of 2009.  This represents an increase of approximately 16%.  This increase was primarily due to an increased liability for future policy benefits.

In the first quarter of 2010, the Insurance Company’s average credited rate for reserves and account balances was less than the Company’s ratio of net investment income to mean assets (based on book value) for the same period.  In the first quarter of 2009, the average credited rate was greater than the Company’s ratio of net investment income to mean assets (based on book value).  There can be no assurance that the difference in the Company's ratio of net investment income to book value mean assets and the average credited rate for reserves and account balances (the “spread”) will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will broaden the Spread.  The actual Spread, excluding capital gains, for the three months ended March 31, 2010 and March 31, 2009 was 0.61% and (1.34%), respectively.

Interest Expense on Notes Payable

The Company had no interest expense on notes payable for the three months ended March 31, 2010, and approximately $0.8 million for the three months ended March 31, 2009.  On February 17th, 2009, the Corporation retired the remaining $67 million of its 7 7/8%, $100 million Senior Note.

General Expenses and Taxes, Commissions, Costs Related to Consent Revocation Solicitation and Related Matters

General expenses, taxes and commissions to agents and costs related to the Company’s consent revocation solicitation totaled approximately $8.1 million for the three months ended March 31, 2010, as compared to approximately $8.1 million for the three months ended March 31, 2009.  Excluding the costs of the consent revocation solicitation and related matters, these expenses would have decreased by $1.0 million or 12.8%, compared to the same period in 2009.  This decrease primarily resulted from decreased commissions paid to agents based upon decreased sales of deferred annuities.

Change in Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the three months ended March 31, 2010 resulted in a charge of approximately $1.2 million, as compared to a benefit of approximately $1.2 million for the three months ended March 31, 2009.  Changes in DAC consist of three elements:  deferred costs associated with product sales, amortization of the DAC on deferred annuity business and amortization of the DAC on the remainder of the Company’s business.  Deferred costs consisted of credits of $1.6 million and $3.0 million for the first three months of 2010 and 2009, respectively.  Amortization of the DAC on deferred annuity business consisted of charges of $1.5 million and $0.5 million in the first three months of 2010 and 2009, respectively.  Amortization of the DAC on the remainder of the Company’s business consisted of charges of $1.2 million in the first quarter of 2010 and $1.3 million in the first quarter of 2009.

Under applicable accounting rules, DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Insurance Company related to these assets increase, the amount and timing of amortization is accelerated.  The higher level of amortization in the first quarter of 2010 relates primarily to unrealized capital gains reported as of March 31, 2010.

C.

Income (Loss) Before Income Taxes

For the reasons discussed above, income (loss) before income taxes amounted to approximately $3.4 million for the three months ended March 31, 2010, as compared to approximately ($12.9) million for the three months ended March 31, 2009.

D.

Income Taxes

Income tax expense (benefit) was approximately $1.2 million for the three months ended March 31, 2010 as compared to ($4.4) million for the three months ended March 31, 2009.  The income tax expense was attributable to a net income in the first quarter 2010 while the income tax benefit was attributable to a net loss in the first quarter of 2009.

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of March 31, 2010 and March 31, 2009 to be 34.5%.

E.

Net Income

For the reasons discussed above, the Company had a net income of approximately $2.2 million during the three months ended March 31, 2010 and a net loss of approximately $8.4 million during the three months ended March 31, 2009.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income increased from a loss of approximately $4.4 million at December 31, 2009 to a gain of $36.2 million at March 31, 2010.  The increase was due to an increase in net unrealized investment gains, net of taxes, during the first three months of the year of approximately $40.7 million.  General economic and market conditions were the primary reasons for the increase.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are operating expenses and dividend payments.  The Company's principal sources of cash are interest on its investments, dividends from the Insurance Company, and rent from its real estate.  During the first quarter of 2010, the Company's Board of Directors declared quarterly cash dividends of $0.0625 per share payable on April 1, 2010.  During the first three months of 2010 the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, which it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses).  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In 2009, the Insurance Company made $24.8 million in dividend payments to the Company.  The Insurance Company has not made any dividends payment to the Company during the first quarter of 2010. The Board of Directors passed a resolution to upstream up to $23 million in 2010, if necessary.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 43.6% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  In 2009, annuity surrenders and death claims outpaced new sales causing a minor decline in total annuity inforce.  In 2010, the Company believes that surrenders and death claim activity combined with the challenging low interest rate environment for annuity sales, total annuities inforce may decline slightly.  Policyholder account balance surrenders totaled approximately $28.9 million and $56.4 million for the three-month periods ending March 31, 2010 and 2009, respectively. In 2010, approximately 3.9% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently managed this business regardless of the rate trends.  The Company's ratio of surrenders to average reserves on its deferred annuity business for the first three months of 2010 is approximately 5.4% on an annualized basis.  As of December 31, 2009, the Company’s ratio of surrenders to average reserves on its deferred annuity business was 7.6%.

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

The Company's life and accident and health insurance liabilities are actuarially calculated on a regular basis and the Company is capable of meeting such liabilities.  Reserves for such business are carefully monitored and regulated by the New York State Insurance Department.  Because life and accident and health insurance products represent a relatively small percentage of the Company's product mix and because the business is heavily reinsured, it is not anticipated that any spike in life and accident and health insurance claims would have a material impact on the Company's liquidity.

The Company's asset/liability management process is designed to limit the duration mismatch of its assets and liabilities.  For the three year period ending with December 31, 2009, investments have been largely short-term in an effort to mitigate interest rate risk in the event that a substantial call on liabilities required the Company to liquidate some investments.  In such event, the Company would experience a decline in overall investment income due to the sale of higher yielding invested assets.  The Company would attempt to minimize the loss of income by the selection for sale of those shorter-term assets, which would produce the highest possible price.  Moreover, the mix of the Company's products between deferred and immediate annuities provides the Company with some protection against excessive calls on liabilities.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by (used in) the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately $1.7 million and ($13.9) million during the three months ended March 31, 2010 and 2009, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $1.4 million, and $86.4 million during the three months ended March 31, 2010 and 2009, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  Net cash used in the Company's financing activities amounted to approximately ($9.4) million and ($70.2) million during the three months ended March 31, 2010 and 2009, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments (approximately 6.0% and 7.8% as of March 31, 2010 and December 31, 2009, respectively).  The effective duration of the Company's debt portfolio was approximately 5.1 years and 4.5 years as of March 31, 2010 and March 31, 2009, respectively.  The Company's fixed maturity investments are all classified as available for sale and may be sold in response to, among other things, changes in market interest rates, changes in the security's prepayment risk, the Company's need for liquidity and various other economic conditions.

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

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of March 31, 2010 and December 31, 2009, approximately 5.5% and 5.7%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, of which approximately 99.95% were originally purchased as investment grade investments.  All of these are classified as available for sale and reported at fair value. As of March 31, 2010 and December 31, 2009, the carrying value of these securities was approximately $199.6 million and $201.0 million, respectively, (representing approximately 5.4% and 5.5% of the Company's investment portfolio, respectively).

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

As of March 31, 2010, the carrying value of the Company’s limited partnerships was approximately $204.1 million or 5.5% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At March 31, 2010, the Company’s investments in equity securities, including limited partnership interests, were approximately 5.5% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Other long-term investments."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $83.1 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $12.1 million, $27.1 million, $38.4 million, and $5.5 million will expire in 2010, 2011, 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

The Company is invested in six hedge fund limited partnerships with a carrying value of $64.6 million as of March 31, 2010.  These partnerships each contain liquidity provisions which allow the Company to withdraw amounts equal to the total capital account balance at least annually with notice requirements of 30-90 days.  These withdrawals may be subject to a holdback of 5-10%, with final distributions pending the completion of the partnership’s annual audit.  The Company has two hedge fund positions with private special investments, which currently range from approximately 15-30% of its carrying value, which would be excluded from the withdrawal process.

All 50 states of the United States and the District of Columbia have insurance guaranty fund laws requiring all life insurance companies doing business within the jurisdiction to participate in guaranty associations that are organized to pay contractual obligations under insurance policies (and certificates issued under group insurance policies) issued by impaired or insolvent life insurance companies.  These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged.  Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.  These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's solvency.  The amount of these assessments in prior years has not been material.  However, the amount and timing of any future assessment on the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Company and the Insurance Company.  Recent failures of substantially larger insurance companies could result in future assessments in material amounts.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of March 31, 2010.

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

Another element of the asset liability management strategy has been to hedge against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as a Payor Swaption. The effect of this transaction would be to lessen the negative impact on the Insurance Company of a significant increase in interest rates. As noted below, the Company’s Payor Swaption contract is due to expire in June 2010.  The Company’s management is currently determining if current market conditions warrant extending its payor swaption program beyond June of 2010.

The Company has established an International Swaps and Derivatives Association “ISDA” Credit Support Agreement with its counterparty against whom it holds the Swaption currently held by the Company. The counterparty is a major money center bank that carries credit ratings of Aa3 by Moody's and A+ by S&P.  The ISDA Credit Support Agreement requires the counterparty to post collateral in the event that the bank credit rating falls below A3 by Moody’s and A- by S&P.  This contract expires in June 2010 at a strike rate based on the 10-year swap rate.  The Company has determined that the Payor Swaption represents a "non-qualified hedge".  The aggregate market value of the Payor Swaption as of March 31, 2010 was $348.  A variety of factors affect the value of the Payor Swaptions.  These include overall Treasury interest rate levels, swap spreads, overall market volatility and the length of time remaining before the expiration of a Payor Swaption.  This investment is classified on the balance sheet as a "Derivative Instrument".  The value of the Payor Swaptions is recognized at "fair value" (market value), with any resulting change in fair value reflected in the statement of income as a realized loss or gain.  The change in market value for the first quarter of 2010 was a loss of $389,622.  The Company has determined that the average fair value for the first quarter of 2010 was $19,576.

The Insurance Company conducts periodic cash flow tests assuming different interest rates scenarios in order to demonstrate the reserve adequacy.  If a test reveals a potential deficiency, the Insurance Company may be required to increase its reserves to satisfy its statutory accounting requirements. Based on testing as of December 31, 2009, the Insurance Company held a reserve of $46.2 million.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet financing arrangements and has made no financial commitments or guarantees with any unconsolidated subsidiary or special purpose entity.  All of the Company’s subsidiaries are wholly owned and their results are included in the accompanying consolidated financial statements.

Contractual Obligations

The following presents a summary of the Company’s significant contractual obligations.

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Unfunded Limited Partnership Commitments (1)	$ 12,110	$ 70,978	$ -	$ -	$ 83,088
FIN 48 Liabilities	$ -	$ 733	$ -	$ -	$ 733
Policy Liabilities (2)	$ 482,316	$ 904,147	$ 728,652	$ 2,578,732	$ 4,693,847

(1) See Note 1(C) “Summary of Significant Accounting Policies, Investments”, of the consolidated financial statements

(2) The difference between the recorded liability of $3,176.3 million, and the total payment obligation amount of $4,693.8 million, is $1,517.5 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total payment of $4,693.8 million, $3,052.1 million, or 65.0%, is from the Company’s deferred annuity, life, and accident and health business.  Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (²GAAP²) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.  In applying these accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Insurance Company’s business operations.  The accounting policies considered by management to be critically important in the preparation and understanding of our financial statements and related disclosures are presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Pronouncements

See Note 1 of the consolidated financial statements for a full description of the new accounting pronouncements including the respective dates of adoption and the effects on the results of operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. During the first three months of 2010, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2009.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2010, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  During or subsequent to the three month period ended March 31, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 1A.  Risk Factors

The Company’s business is subject to certain risks and events that, if they occur, could adversely affect the financial condition and results of operations and the trading price of our common stock.  For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company’s risk factors since the date of filing the Annual Report.

Under the current economic environment, the Company’s Enterprise Risk Management ("ERM") program has become more critical in supporting executive decision making regarding capital management, investment decisions, and other key decisions, contributing to preserve and enhance shareholder value.   In 2007, the Company adopted an ERM policy as a methodology and process for the Company to actively manage risks. Management adopted the use of robust capital modeling to help optimize executives’ key decisions. Management has developed a structured ERM framework in order to identify, monitor, and mitigate major risks.  Status on key risk management initiatives, as well as risk dashboard reports, is provided to the Board of Directors quarterly.  The framework also allows the Company to clarify corporate governance structure, ensure clear accountability and identify any potential gaps that may emerge in current risk management practices.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Other Information

None

Item 5.  Exhibits and Reports on Form 8-K

a) Exhibits

31.1

     Certification of Chief Executive Officer

31.2

     Certification of Chief Financial Officer

32.1

     Certification of Chief Executive Officer

32.2

     Certification of Chief Financial Officer

b)

Reports on Form 8-K

None

PRESIDENTIAL LIFE CORPORATION

May 10, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   May 10, 2010

  /s/ Donald L. Barnes

Donald L. Barnes, President and Duly

Authorized Officer of the Registrant

Date:   May 10, 2010

  /s/ Dominic D’Adamo

Dominic D’Adamo, Acting Chief Financial

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

Date: May 10, 2010

   /s/Donald L. Barnes

---------------------

                 Donald L. Barnes

                 Chief Executive Officer

Exhibit 31.2

Certification of Chief Financial Officer

       Pursuant to Exchange Act Rule 13a-15f

I, Dominic D’Adamo, Acting Chief Financial Officer and Treasurer of Presidential Life Corporation certify that:

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

Date: May 10, 2010

                                          /s/Dominic D’Adamo

                                                                                                    ----------------------

Dominic D’Adamo

Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Barnes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Donald L. Barnes

------------------

Donald L. Barnes

Chief Executive Officer

May 10, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dominic D’Adamo, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Dominic D’Adamo

-------------------

Dominic D’Adamo

Acting Chief Financial Officer

May 10, 2010