Form 10-Q
period 2010-06-30
PRESIDENTIAL LIFE CORP
filed 2010-08-05
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The number of shares of registrant’s common stock outstanding as of August 4, 2010 was 29,574,697.

INDEX

Part I	Financial Information		Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	June 30, 2010 (Unaudited) and December 31, 2009		3

	Consolidated Statements of Operation (Unaudited)
	For the three months and six months ended June 30, 2010 and 2009		4
	Consolidated Statements of Shareholders'
	Equity (Unaudited) - For the six months ended
	June 30, 2010 and 2009		5

	Consolidated Statements of Cash Flows (Unaudited) -
	For the six months ended June 30, 2010 and 2009		6

	Notes to Consolidated Financial Statements (Unaudited)		7-19

Item 2.	Management's Discussion and Analysis of		20-30
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		31

Item 4.	Controls and Procedures		31

Part II -	Other Information		32-33

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Removed and Reserved
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			34

Ex. – 31.1 Certification of Chief Executive Officer Ex. – 31.2 Certification of Chief Financial Officer Ex. – 32.1 Certification of Chief Executive Officer Ex. – 32.2 Certification of Chief Financial Officer			35
			36
			37
			38

PART 1 – FINANCIAL INFORMATION

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

Item 1.  Financial Statements

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Amortized cost of
$3,168,480 and $3,043,757 respectively)	$ 3,368,248	$ 3,087,021
Common stocks (Cost of $475 and
$475, respectively)	1,889	1,947
Derivative instruments, at fair value	-	390
Real estate	415	415
Policy loans	19,209	18,959
Short-term investments	159,559	293,136
Other long-term investments	216,015	196,191
Total Investments	3,765,335	3,598,059

Cash and cash equivalents	5,266	8,763
Accrued investment income	42,905	41,281
Deferred policy acquisition costs	54,888	76,762
Furniture and equipment, net	453	447
Amounts due from reinsurers	15,657	15,056
Amounts due from investments transactions	1,712	-
Federal income taxes recoverable	16,987	18,313
Deferred federal income taxes, net	-	4,855
Other assets	1,475	1,506
TOTAL ASSETS	$ 3,904,678	$ 3,765,042

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 2,429,695	$ 2,444,984
Future policy benefits:
Annuity	647,003	645,801
Life and accident and health	79,248	76,457
Other policy liabilities	9,957	10,592
Total Policy Liabilities	3,165,903	3,177,834

Deposits on policies to be issued	1,493	1,905
General expenses and taxes accrued	2,163	2,461
Deferred federal income taxes, net	43,293	-
Amounts due for security transactions	7,993	-
Other liabilities	13,053	14,462
Total Liabilities	$ 3,233,898	$ 3,196,662

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,574,697 and 29,574,697 shares, respectively)	296	296
Additional paid in capital	6,926	6,639
Accumulated other comprehensive gain (loss)	97,449	(4,448)
Retained earnings	566,109	565,893
Total Shareholders’ Equity	670,780	568,380
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,904,678	$ 3,765,042

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
REVENUES:	2010	2009	2010	2009
Insurance Revenues:
Premiums	$ 4,175	$ 3,447	$ 8,758	$ 7,206
Annuity considerations	9,018	10,909	19,153	15,126
Universal life and investment type policy fee income	534	541	1,059	1,146
Net investment income	44,538	43,550	95,006	79,390
Realized investment gains, excluding other than temporary impairment(“OTTI”) losses	1,455	2,862	1,129	4,788
Total OTTI losses recognized in earnings	-	(3,571)	-	(8,948)
Other income	1,624	1,587	2,613	1,716

TOTAL REVENUES	61,344	59,325	127,718	100,424

BENEFITS AND EXPENSES:
Death and other life insurance benefits	4,682	3,295	9,141	6,901
Annuity benefits	20,281	19,434	40,679	38,890
Interest credited to policyholders' account balances	26,729	27,348	53,319	54,250
Interest expense on notes payable	-	-	-	753
Other interest and other charges	219	386	558	650
Increase in liability for future policy benefits	1,214	5,078	3,196	1,114
Commissions to agents, net	1,649	2,990	3,461	6,119
Costs related to consent revocation solicitation and related matters	205	-	1,173	-
General expenses and taxes	3,458	3,981	8,729	8,976
Change in deferred policy acquisition costs	303	(702)	1,488	(1,867)

TOTAL BENEFITS AND EXPENSES	58,740	61,810	121,744	115,786

Income (loss) before income taxes	2,604	(2,485)	5,974	(15,362)

Provision (benefit) for income taxes:
Current	4,596	1,484	6,384	(4,680)
Deferred	(3,698)	(2,341)	(4,323)	(620)
	898	(857)	2,061	(5,300)

NET INCOME (LOSS)	$ 1,706	$ (1,628)	$ 3,913	$ (10,062)

Earnings per common share, basic	$ .06	$ (.05)	$ .13	$ (.34)
Earnings per common share, diluted	$ .06	$ (.05)	$ .13	$ (.34)

Weighted average number of shares outstanding during the period, basic	29,574,697	29,574,516	29,574,697	29,574,416
Weighted average number of shares outstanding during the period, diluted	29,574,697	29,574,516	29,574,697	29,574,416

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In thousands, except per share data)

(Unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2009	$ 296	$ 5,851	$ 571,067	$ (137,160)	$ 440,054

Comprehensive Income (Loss):

Net Loss			(10,062)		(10,062)

Net Unrealized Investment Gains				35,342	35,342

Comprehensive Income					25,280

Issuance of Shares Under Stock Option Plan		4			4
Share Based Compensation		440			440

Dividends paid to Shareholders ($.0625 per share)			(3,697)		(3,697)

Balance at June 30, 2009	$ 296	$ 6,295	$ 557,308	$ (101,818)	$ 462,081

Balance at January 1, 2010	$ 296	$ 6,639	$ 565,893	$ (4,448)	$ 568,380

Comprehensive Income:

Net Income			3,913		3,913

Net Unrealized Investment Gains				101,897	101,897

Comprehensive Income					105,810

Share Based Compensation		287			287

Dividends paid to Shareholders ($.0625 per share)			(3,697)		(3,697)

Balance at June 30, 2010	$ 296	$ 6,926	$ 566,109	$ 97,449	$ 670,780

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

SIX MONTHS ENDED JUNE 30, (UNAUDITED)
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$ 3,913	$ (10,062)
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(4,323)	(620)
Depreciation and amortization	66	162
Stock option expense	287	440
Amortization of fixed maturity discounts and premiums	(7,863)	(8,299)
Realized investment (gains) losses	(1,129)	4,160
Other than temporary impairments recognized /other long-term investments	-	7,726
Changes in:
Accrued investment income	(1,624)	(136)
Deferred policy acquisition costs	1,488	(1,867)
Federal income tax recoverable	1,326	(4,114)
Liability for future policy benefits	3,993	1,774
Other items	(1,329)	3,490

Net Cash Used In Operating Activities	$ (5,195)	$ (7,346)

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(205,599)	(133,944)
Maturities, calls and repayments	4,023	10,411
Sales	86,237	147,598
Common Stocks:
Acquisitions	-	(4)
Decrease in short-term investments and policy loans	133,327	33,492
Other long-term investments:
Additions to other long-term investments	(21,911)	(19,016)
Distributions from other long-term investments	20,903	25,433
Amount due on security transactions, net	6,281	13,017

Net Cash Provided By Investing Activities	$ 23,261	$ 76,987

FINANCING ACTIVITIES:
(Decrease) increase in policyholders’ account balances	(15,289)	6,579
Bank overdrafts	(2,165)	(4,066)
Deposits on policies to be issued	(412)	(1,194)
Issuance of common stock		4
Retirement of Senior Notes	-	(66,500)
Dividends paid to shareholders	(3,697)	(3,697)

Net Cash Used In Financing Activities	$ (21,563)	$ (68,874)

(Decrease) Increase in Cash and Cash Equivalents	(3,497)	767
Cash and Cash Equivalents at Beginning of Period	8,763	3,820

Cash and Cash Equivalents at End of Period	$ 5,266	$ 4,587

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 5,058	$ 208

Interest Paid	$ -	$ 2,618

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation (the “Company”), through its wholly owned subsidiary Presidential Life Insurance Company (“the Insurance Company”), is engaged in the sale of annuity contracts, life insurance and accident and health insurance.  The Insurance Company has assets of approximately $3.9 billion and shareholders’ equity of $653.2 million as of June 30, 2010 and is licensed in all 50 states and the District of Columbia.

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Management believes that, although the disclosures are adequate, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on Form 10-K on March 11, 2010.

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

We manage and report our business as a single segment in accordance with FASB guidance, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 82%), life insurance (approximately 12%), and accident and health insurance (approximately 6%).  The nature of these product lines is sufficiently similar to permit their aggregation as a single reporting segment.

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

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships, with the exception of hedge fund limited partnerships, to typically make quarterly distributions (to the extent that distributions are available) of partnership earnings.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there is generally a reporting lag of up to one year for recording investment income that is not distributed during the year, which may result in significant adjustments in the subsequent year.  During periods of rapid growth in the economy, or rapid declines, the delayed impact on market values, either positive or negative, may be more pronounced.  The adjustments to its estimates of investment income recorded during the preceding year (“true-up”) for the six month periods ended June 30, 2010 and June 30, 2009 resulted in decreases in net investment income of approximately $7.3 million and approximately $11.3 million, respectively.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there is also generally a one-year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2010.  Net unrealized losses (cumulative, after tax effects) totaled approximately $15.3 million at June 30, 2010 and $27.5 million at December 31, 2009 and are included in the balance sheet under other comprehensive income.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements plus capital contributions subsequently made by the Company less subsequent distributions received from the partnerships.  Other long term investments totaled approximately $216.0 million as of June 30, 2010 and $196.2 million as of December 31, 2009.  As of June 30, 2010, the Company was committed to contribute, if called upon, an aggregate of approximately $75.4 million of additional capital to certain of these limited partnerships.  Commitments of $11.5 million, $23.6 million, $34.8 million and $5.5 million will expire in 2010, 2011, 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.

Of the over 70 limited partnerships, the Company is invested in six hedge funds with a carrying value of $72.5 million as of June 30, 2010.  These partnerships each contain liquidity provisions which allow the Company to withdraw amounts equal to the total capital account balance at least annually with notice requirements of 30-90 days.  These withdrawals may be subject to a holdback of 5-10%, with final distributions pending the completion of the partnership’s annual audit.  The Company’s hedge funds include special situation investments equal to approximately 10% of the carrying value, which, subject to liquidation, would be excluded from the withdrawal process.

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

The Company accounts for its derivative financial instruments under ASC 815-10, which requires all derivative instruments to be recorded in the balance sheet at fair value.  Changes in the fair value of derivative instruments are recorded as other income (loss) in the period in which they arise.  The Company has not designated its derivatives related to marketable securities as hedges, in accordance with ASC 815-10.  Accordingly, the change in fair value of derivatives is recognized as a component of realized investment gains and losses in earnings as described above.  The Company does not hold or issue any derivative financial instruments for speculative trading purposes.

E.

Deferred Policy Acquisition Costs

The costs of acquiring new business (principally commissions and certain underwriting, agency and policy issue expenses), all of which vary with the production of new business, have been deferred.  Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at time of policy issue and loss recognition testing at the end of each year.

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

I.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the first six months.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the six months ended June 30, 2010 and 2009 was 29,574,697 and 29,574,416, respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS during the six months ended June 30, 2010 or 2009.

Options totaling 625,065 and 978,081 shares of common stock for the six months ended June 30, 2010 and June 30, 2009, respectively were not included in the computation of weighted average shares because the impact of these options was antidilutive.

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

2.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of June 30, 2010.

The following information summarizes the components of net investment income:

	For the six months ended June 30, 2010 (in thousands)	For the six months ended June 30, 2009 (in thousands)

Fixed maturities	$ 98,346	$ 98,188
Limited Partnerships	(2,236)	(17,168)
Common stocks	378	738
Short-term investments	214	545
Other investment income	1,464	914
	98,166	83,217

Less investment expenses	3,160	3,827

Net investment income	$ 95,006	$ 79,390

	For the three months ended June 30, 2010 (in thousands)	For the three months ended June 30, 2009 (in thousands)

Fixed maturities	$ 49,494	$ 49,121
Limited Partnerships	(4,595)	(5,470)
Common stocks	368	731
Short-term investments	120	207
Other investment income	881	466
	46,268	45,055

Less investment expenses	1,730	1,505

Net investment income	$ 44,538	$ 43,550

The following table presents fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at June 30, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ -	$ -	$ 2,007	$ 239	$ 2,007	$ 239
Corporate Bonds	100,142	4,653	300,340	34,204	400,482	38,857
Preferred Stocks	396	3	58,243	13,319	58,639	13,322
Subtotal Fixed Maturities	100,538	4,656	360,590	47,762	461,128	52,418
Common Stock	65	10	1	4	66	14
Total Temporarily Impaired Securities	$ 100,603	$ 4,666	$ 360,591	$ 47,766	$ 461,194	$ 52,432

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

As of June 30, 2010 and December 31, 2009, the Company had approximately $252.2 million and $146.1 million, respectively, of gross unrealized gains in fixed maturities.

If an Other than Temporary Impairment (“OTTI”) exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss in our Consolidated Statements of Operations.  If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss in our Consolidated Statements of Operations, as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded to other comprehensive income (“OCI”), as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e. recoverable) impairment.

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

For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) in our Consolidated Statements of Operations.   We base our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location.  The Company had no write-downs attributable to other than temporary impairments for the six months ended June 30, 2010.  For the six months ended June 30, 2009, the Company had approximately $8.9 million in write-downs attributable to other than temporary impairments in fixed maturities.

3.

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

The Company determines the fair value of its limited partnership investments based upon financial reports and valuations provided by the general partners.  During 2009, the Company’s unrealized gain from its limited partnership investments decreased by $82.0 million (pre-tax), ending the year with an unrealized loss or $42.4 million, and which carried a book value of $196.2 million at December 31, 2009.  In the first six months of 2010, the Company’s unrealized loss of $42.4 million at December 31, 2009 decreased by $18.8 million (pre-tax) to an unrealized loss of $23.6 million at June 30, 2010.  The limited partnership investments carried a book value of $216.0 million at June 30, 2010.

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

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

June 30, 2010 (in thousands)	Carrying Value	Estimated Fair Value
Assets
Policy Loans	$19,209	$19,209
Liabilities
Policyholders' Account Balances	$2,429,695	$2,533,121

December 31, 2009 (in thousands)	Carrying Value	Estimated Fair Value
Assets
Policy Loans	$18,959	$18,959
Liabilities
Policyholders' Account Balances	$2,444,984	$2,520,480

Effective January 1, 2008, we adopted ASC 820-10 (formerly SFAS No. 157), Fair Value Measurements. ASC 820-10 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. As of January 1, 2009, ASC 820-10, “Fair Value Measurements,” applies to both the Company’s financial assets and liabilities and non-financial assets and liabilities.  ASC 820-10 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. The Company did not have any fair value measurements for its non-financial assets and liabilities during 2009 or the first six months of 2010. The adoption of ASC 820-10 did not have a material impact on our fair value measurements.

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

For private equity, the Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there may be up to a one year reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there may be up to a one year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2010.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at June 30, 2010 in the amount disclosed in Level 3.

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

($ in thousands)	Fair Value Measurements Using

Description	As of 6/30/2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$ 257,230	$ 230,038	$ 26,867	$ 325
States and municipalities	199,373	-	199,373	-
Corporate debt securities	2,625,531	-	2,611,972	13,559
Mortgage backed securities	184,868	-	184,868	-
Preferred Stock	101,246	-	97,987	3,259
Fixed Maturities	3,368,248	230,038	3,121,067	17,143

Common Stock	1,889	658	-	1,231
Cash and cash equivalents	5,266	5,266	-	-
Short-Term investments	159,559	-	159,559	-
Other Long-Term Investments	216,015	-	-	216,015

Total	$ 3,750,977	$ 235,962	$ 3,280,626	$ 234,389

($ in thousands)	Fair Value Measurements Using

Description	As of 12/31/2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$ 254,878	$ 227,937	$ 22,398	$ 4,543
States and municipalities	99,856	-	99,856	-
Corporate debt securities	2,435,429	-	2,419,252	16,177
Mortgage backed securities	197,189	-	182,210	14,979
Preferred Stock	99,669	-	96,211	3,458
Fixed Maturities	3,087,021	227,937	2,819,927	39,157

Common Stock	1,947	703	-	1,244
Derivatives	390	-	390	-
Cash and cash equivalents	8,763	8,763	-	-
Short-Term investments	293,136	-	293,136	-
Other Long-Term Investments	196,191	-	-	196,191

Total	$ 3,587,448	$ 237,403	$ 3,113,453	$ 236,592

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)	Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Other Long-Term Investments	Common Stock	Fixed Maturities	Total
For the six months ended June 30, 2010
Beginning Balance at December 31, 2009	$ 196,191	$ 1,244	$ 39,157	$ 236,592
Total gains or losses (realized/unrealized)
Included in earnings	-	-	(1)	(1)
Included in other comprehensive income	18,816	(13)	(1,099)	17,704
Purchases	21,911	-	-	21,911
Sales	(20,903)	-	(1,641)	(22,544)
Transfers in and /or out of Level 3	-	-	(19,273)	(19,273)
Ending Balance at June 30, 2010	$ 216,015	$ 1,231	$ 17,143	$ 234,389
For the three months ended June 30, 2010
Beginning Balance at April 1, 2010	$ 204,133	$ 1,245	$ 19,124	$ 224,502
Total gains or losses (realized/unrealized)
Included in earnings	-	-	-	-
Included in other comprehensive income	16,902	(14)	(1,182)	15,706
Purchases	13,407	-	-	13,407
Sales	(18,427)	-	(799)	(19,226)
Transfers in and /or out of Level 3	-	-	-	-
Ending Balance at June 30, 2010	$ 216,015	$ 1,231	$ 17,143	$ 234,389

During the six months ended June 30, 2010, certain fixed maturity securities were transferred into Level 2 from Level 3 as a result of the availability of market observable quoted prices received from an independent third-party pricing service.

The table below summarizes the fair value and balance sheet location of the Company’s outstanding derivatives at June 30, 2010 and December 31, 2009.

Fair Values of Derivative Instruments

($ in thousands)	Asset Derivatives
	As of June 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Payor Swaptions	Derivative Instruments	$ -	Derivatives Instruments	$ 390

Total derivatives not designated as hedging instruments		$ -		$ 390

Total derivatives		$ -		$ 390

The table below summarizes the fair value and income statement location of the Company’s outstanding derivatives at June 30, 2010 and June 30, 2009.

Derivatives Not Designated as Hedging Instruments ($ in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Six months ended June 30,
		2010	2009

Payor Swaptions	Realized investment (losses) gains	$ (390)	$ 2,696

Total		$ (390)	$ 2,696

4.

NET UNREALIZED INVESTMENT GAINS/(LOSSES)

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the six months ended June 30, 2010:	(in thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 176,530	$ (61,786)	$ 114,744
Plus: reclassification adjustment for gains realized in net income	1,129	(395)	734
Change related to deferred policy acquisition costs	(20,894)	7,313	(13,581)
Net unrealized investment gains	$ 156,765	$ (54,868)	$ 101,897

For the Six months ended June 30, 2009:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 40,366	$ (14,128)	$ 26,238
Plus: reclassification adjustment for losses realized in net income	(4,160)	1,456	(2,704)
Change related to deferred policy acquisition costs	18,166	(6,358)	11,808
Net unrealized investment gains	$ 54,372	$ (19,030)	$ 35,342

5.

NOTES PAYABLE

The Company’s 7 7/8% Senior Notes (“Senior Notes”) were paid in full on February 17, 2009.  This was funded from cash, the sale of securities and an upstream dividend payment from the Insurance Company in January 2009 in the amount of $16 million.

6.

SHAREHOLDERS' EQUITY

During 2009 and the first quarter of 2010, the Board of Directors maintained a quarterly dividend of $.0625 per share.  During 2009 and through the first half of 2010, the Company had not purchased or retired shares of its common stock.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

7.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employees’ salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  Beginning January 1, 2010, the Board of Directors approved an increase to 5% in the Company’s contribution.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $219,100 and $173,500 into this plan during the six months ended June 30, 2010 and June 30, 2009, respectively.

8.

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

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards, and (c) a valuation allowance.   A significant portion of the deferred tax assets relates to unrealized losses in the Company’s bond portfolio.  If the Company determines that any of its deferred income tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that is not expected to be realized.  Upon review, the Company’s management concluded that it is “more likely than not” that the net deferred income tax assets will be realized.  The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding stocks, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could allow the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

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

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of June 30, 2010 to be 34.5%.

The Company applied FASB guidance relating to accounting for uncertainty in income taxes.   The balance of the unrecognized tax benefits was $712,149 at December 31, 2009 and $755,301 as of June 30, 2010.  If recognized, this entire adjustment would reduce the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the uncertain tax liability above was $392,444 as of December 31, 2009 and $435,596 as of June 30, 2010.

As of June 30, 2010, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

9.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of June 30, 2010, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

Profitability in the Insurance Company’s individual annuities and individual life insurance depends largely on the size of its in-force block, the adequacy of product pricing and underwriting discipline, the efficiency of its claims and expense management, and the performance of the investment portfolio.

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

Executive Overview

Results

The Corporation’s earnings per share were $0.13 for the first half of 2010, as compared to a loss of $0.34 for the same period in 2009.  The improved results in 2010 primarily reflect an increase in investment income and a decrease in OTTI losses.  Our total revenues in the first half of 2010 were $127.7 million, compared to $100.4 million in the first half of 2009.  Benefits and expenses in the first six months in 2010 were $121.7 million, compared to $115.8 million for the same six month period in 2009.  Net income in the first half of 2010 was $3.9 million as compared to a loss of $10.1 million for the same period in 2009.

The Corporation’s earnings per share were $0.06 for the three months ended June 30, 2010, as compared to a loss of $0.05 for the same period in 2009.  The improved results in 2010 primarily reflect an increase in investment income and a decrease in OTTI.  Our total revenues in the three months ended June 30, 2010 were $61.3 million, compared to $59.3 million in the three month period end June 30, 2009.  Benefits and expenses in the quarter ended June 30, 2010 were $58.7 million, compared to $61.8 million for the same three month period in 2009.  Net income for the three month period ended June 30, 2010 was $1.7 million as compared to a loss of $1.6 million for the same period in 2009.

Investments

The Company¢s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. See Note 2 of the Notes to the Consolidated Financial Statements “Investments” for a discussion of the evaluation of available-for-sale securities holdings in accordance with our impairment policy, whereby we evaluate whether such investments are other-than-temporarily impaired (“OTTI”) and factors considered by security classification in the OTTI evaluation.  In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.  The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Company deems to be comparable, and assumptions deemed appropriate given the circumstances.  The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

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

The Company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations.  In general, the market value of the Company's fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes.  For example, if interest rates decline, the Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates.  If interest rates increase, the Company’s fixed maturity investments generally will decrease in market value, while net investment income will generally increase.  Management is aware that prevailing market interest rates frequently shift and, accordingly, the Company has adopted strategies that are designed to address either an increase or decrease in prevailing rates.

The primary market risk in the Company’s investment portfolio is interest rate risk and to a lesser degree, credit risk.  The Company's exposure to foreign exchange risk is not significant.  The Company has no direct commodity risk.  Changes in interest rates can potentially impact the Company’s profitability.  In certain scenarios where interest rates are volatile, the Company could be exposed to disintermediation risk and reduction in net interest rate spread or profit margin.  (See the discussion below in “Asset/Liability Management” for additional information related to the Company’s interest risk and its management.)

Risk-Based Capital

Under the National Association of Insurance Commissioner’s (“NAIC”) risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2009, the Insurance Company’s Company Action Level was $72.3 million and the Mandatory Control Level was $25.3 million. The Insurance Company’s adjusted capital at December 31, 2009 was $280.5 million, which exceeds all four action levels.  The Company’s RBC ratio as of December 31, 2009 was 388%.

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

In May 2010, the A.M. Best Company removed from under review with negative implications and affirmed the financial strength rating of B+ (Good) and issuer credit rating (“ICR”) of “bbb–” of Presidential Life Insurance Company (“Presidential Life”) and the ICR of “bb-” of Presidential Life Corporation.  The ratings have been assigned a stable outlook.

The rating affirmation of Presidential Life reflects its favorable risk-adjusted capitalization, growth in its core annuity business and positive earnings over a five-year period.  While the Company’s earnings are positive and capitalization levels remain favorable, both its capitalization and pre-tax earnings declined in recent years due to the economic crisis and low interest rate environment.  In addition, A.M. Best believes lower investment yields due to the current interest rate environment may result in further spread compression and lead to lower earnings.

The stable outlook reflects Presidential Life’s increase in new business writings, continued profitable operating postures and favorable capitalization ratios.

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

Results of Operations

A Comparison of the significant items for the six months ended June 30, 2010 with the same period in 2009 and a comparison of significant items for the three months ended June 30, 2010 with the same period in 2009.

A.

Revenues

Annuity Considerations and Life Insurance Premiums

  Total annuity considerations and life and accident and health insurance premiums increased from approximately $22.3 million for the six months ended June 30, 2009 to approximately $27.9 million for the six months ended June 30, 2010.  Life insurance and accident and health premiums were $8.8 million, and $7.2 million for the first six months of 2010 and 2009, respectively.  Annuity considerations were approximately $19.2 million for the six months ended June 30, 2010 as compared to approximately $15.1 million for the six months ended June 30, 2009.  The increase is primarily due to increased sales in our immediate annuities with life contingencies. These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $45.7 million and $110.0 million in the first six months of 2010 and 2009, respectively.  The decrease was primarily due to the low interest rate environment that continued into the second quarter of 2010.

Total annuity considerations and life and accident and health insurance premiums decreased from approximately $14.4 million for the three months ended June 30, 2009 to approximately $13.2 million for the three months ended June 30, 2010 as sales of immediate annuities decreased.

Policy Fee Income

Universal life and investment type policy fee income was approximately $1.1 million for both of the six-month periods ended June 30, 2010 and 2009.

Net Investment Income

Net investment income totaled approximately $95.0 million during the first six months of 2010, as compared to approximately $79.4 million during the first six months of 2009.  This represents an increase of approximately $15.6 million.  This change is primarily due to a decrease in loss from limited partnerships of approximately $14.9 million.  The Company's ratios of net investment income to average cash and invested assets (based on book value) for the six month periods ended June 30, 2010 and June 30, 2009 were 5.4% and 4.5%, respectively.  Without taking into account the returns on the Company’s limited partnership investments, the ratio for the first six months of 2010 would have been 5.9% versus 5.8% in the 2009 comparable period.

The Company had net investment income of $44.5 million and $43.6 million for the three month periods ended June 30, 2010 and June 30, 2009, respectively.  The variance of approximately $0.9 million is primarily due to a decrease in the loss of income from the limited partnerships.

Net Realized Investment Gains and Losses

Realized investment gains amounted to approximately $1.1 million during the first six months of 2010, as compared to realized investment losses of approximately $4.2 million during the first six months of 2009.  The improvement of approximately $5.3 million was primarily due to realized gains on fixed maturities of approximately $1.5 million in the first half of 2010 as opposed to realized losses on fixed maturities of approximately $6.9 million in the first half of 2009.  During the first six months of 2010 and 2009, payor swaptions had realized losses of $390 thousand and realized gains of $2.7 million, respectively.  The change in the fair value of the derivative instruments is reflected in the income statement as a realized loss or gain.  The Company had no write-downs attributable to other than temporary impairments for the six months ended June 30, 2010.  For the six months ended June 30, 2009, the Company had approximately $8.9 million in write-downs attributable to other than temporary impairments in fixed maturities.

The Company had realized investment gains of $1.5 million for the three months ended June 30, 2010 and $0.7 million in realized losses for the three months ended June 30, 2009.  The variance of approximately $2.2 million is primarily due the change in the fair value of the payor swaptions as well as OTTI losses in 2009.

B.

Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid to policyholders amounted to $106.9 million in the first six months of 2010 as compared to $101.8 million in the first six months of 2009.  This represents an increase of approximately 5%.  This increase was primarily due to an increase in annuity benefits paid.  For the three month periods ended June 30, interest credited and benefits paid to policyholders decreased from $55.5 million in 2009 to $53.1 million in the same period of 2010 due to a decrease in future policy benefits.

A significant contributor to the Company’s profitability depends, in large part, on the investment returns generated on our portfolio, (excluding our limited partnerships), less what the Company is contractually obligated to credit to our policyholders is referred to as “investment spread”.  The crediting rate on reserves for the second quarter and first half was 5.08% and 5.08% for 2010 and 5.22% and 5.27for the same periods in 2009.  The actual investment spread, excluding capital gains and limited partnerships, for the three months ended June 30, 2010 and June 30, 2009 was 0.86% and 0.70, respectively.  The spread for the first half of 2010 and 2009 was 0.80% and 0.56%, respectively.

Interest Expense on Notes Payable

The Company had no interest expense on notes payable for the six months ended June 30, 2010, and approximately $0.8 million for the six months ended June 30, 2009. On February 17th, 2009, the Corporation retired the remaining $67 million of its 7 7/8%, $100 million Senior Note.

General Expenses and Taxes, Commissions, Costs Related to Consent Revocation Solicitation and Related Matters

General expenses, taxes and commissions to agents and costs related to the Company’s consent revocation solicitation totaled approximately $13.4 million for the six months ended June 30, 2010, as compared to approximately $15.1 million for the six months ended June 30, 2009.  Excluding the costs of the consent revocation solicitation and related matters, these expenses would have decreased by $2.9 million or 19.2%, compared to the same period in 2009.  This decrease primarily resulted from decreased commissions paid to agents based upon decreased sales of deferred annuities.

Change in Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the six months ended June 30, 2010 resulted in a charge of approximately $1.5 million, as compared to a benefit of approximately $1.9 million for the six months ended June 30, 2009.  Changes in DAC consist of three elements:  deferred costs associated with product sales, amortization of the DAC on deferred annuity business and amortization of the DAC on the remainder of the Company’s business.  Deferred costs consisted of credits of $3.2 million and $5.8 million for the first six months of 2010 and 2009, respectively.  Amortization of the DAC on deferred annuity business consisted of charges of $2.3 million and $1.4 million in the first six months of 2010 and 2009, respectively.  Amortization of the DAC on the remainder of the Company’s business consisted of charges of $2.4 million in the first half of 2010 and $2.5 million in the first half of 2009.

Under applicable accounting rules, DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Insurance Company related to these assets increase, the amount and timing of amortization is accelerated.  The higher level of amortization in the first half of 2010 relates primarily to unrealized capital gains reported as of June 30, 2010.

The change in the net DAC for the three months ended June 30, 2010 resulted in a charge of approximately $0.3 million, as compared to a benefit of approximately $0.7 million for the three months ended June 30, 2009.

C.

Income (Loss) Before Income Taxes

For the reasons discussed above, income (loss) before income taxes amounted to approximately $6.0 million for the six months ended June 30, 2010, as compared to approximately ($15.4) million for the six months ended June 30, 2009. For the quarters ended June 30, 2010 and 2009, the income (loss) before income taxes amounted to approximately $2.6 million and ($2.4) million, respectively.

D.

Income Taxes

Income tax expense (benefit) was approximately $2.1 million for the six months ended June 30, 2010 as compared to ($5.3) million for the six months ended June 30, 2009.  The income tax expense was attributable to a net income in the first half 2010 while the income tax benefit was attributable to a net loss in the first half of 2009.  The income tax expense (benefit) was approximately $0.9 million and ($0.9) million for the second quarters of 2010 and 2009, respectively.

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of June 30, 2010 and June 30, 2009 to be 34.5%.

E.

Net Income

For the reasons discussed above, the Company had a net income of approximately $3.9 million during the six months ended June 30, 2010 and a net loss of approximately $10.1 million during the six months ended June 30, 2009.  The Company had a net income of $2.6 million for the three months ended June 30, 2010 and a net loss of $1.6 million for the three months ended June 30, 2009.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income increased from a loss of approximately $4.4 million at December 31, 2009 to a gain of $97.5 million at June 30, 2010.  The increase was due to an increase in net unrealized investment gains, net of taxes, during the first six months of the year of approximately $101.9 million.  General economic and market conditions were the primary reasons for the increase.

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are operating expenses and dividend payments.  The Company's principal sources of cash are interest on its investments, dividends from the Insurance Company, and rent from its real estate.  During the first half of 2010, the Company's Board of Directors declared quarterly cash dividends of $0.0625 per share payable on April 1 and July 1, 2010.  During the first six months of 2010, the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, which it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses).  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In 2009, the Insurance Company made $24.8 million in dividend payments to the Company.  The Insurance Company made a $5 million dividend payment to the Company in 2010. The Board of Directors passed a resolution to upstream up to $23 million in 2010, if necessary.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 43.7% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  In 2009, annuity surrenders and death claims outpaced new sales causing a minor decline in total annuity inforce.  In 2010, the Company believes that surrenders and death claim activity combined with the challenging low interest rate environment for annuity sales, total annuities inforce may decline slightly.  Policyholder account balance surrenders totaled approximately $60.0 million and $97.8 million for the six-month periods ending June 30, 2010 and 2009, respectively. In 2010, approximately 3.9% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently managed this business regardless of the rate trends.  The Company's ratio of surrenders to average reserves on its deferred annuity business for the first six months of 2010 is approximately 5.6% on an annualized basis.  As of December 31, 2009, the Company’s ratio of surrenders to average reserves on its deferred annuity business was 7.6%.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash used in the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately ($5.2) million and ($7.3) million during the six months ended June 30, 2010 and 2009, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $23.3 million, and $77.0 million during the six months ended June 30, 2010 and 2009, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  Net cash used in the Company's financing activities amounted to approximately ($21.6) million and ($68.9) million during the six months ended June 30, 2010 and 2009, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments, approximately 4.1% and 7.8% as of June 30, 2010 and December 31, 2009, respectively.  The Company manages the investment portfolio focusing on duration management to support our current and future liabilities.  Through periodic monitoring of the effective duration of the company’s assets and liabilities, the company ensures that the degree of duration mismatch is within the guidelines of the Company’s policy which provides for a mismatch of up to one year. As of December 31, 2009, the effective duration of the Company's fixed income portfolio and policy liabilities was approximately 4.9 and 5.3 years, respectively.

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

The Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of June 30, 2010 and December 31, 2009, approximately 5.2% and 5.7%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, of which approximately 99.94% were originally purchased as investment grade investments.  All of these are classified as available for sale and reported at fair value. As of June 30, 2010 and December 31, 2009, the carrying value of these securities was approximately $189.0 million and $201.0 million, respectively, (representing approximately 5.0% and 5.5% of the Company's investment portfolio, respectively).

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

As of June 30, 2010, the carrying value of the Company’s limited partnerships was approximately $216.0 million or 5.7% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At June 30, 2010, the Company’s investments in equity securities, including limited partnership interests, were approximately 5.7% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Other long-term investments."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $75.4 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $11.5 million, $23.6 million, $34.8 million, and $5.5 million will expire in 2010, 2011, 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments is returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

The Company is invested in six hedge fund limited partnerships with a carrying value of $72.5 million as of June 30, 2010.  These partnerships each contain liquidity provisions which allow the Company to withdraw amounts equal to the total capital account balance at least annually with notice requirements of 30-90 days.  These withdrawals may be subject to a holdback of 5-10%, with final distributions pending the completion of the partnership’s annual audit.  As of June 30, 2010, the Company was aware of one hedge fund position with a carrying value of $20 million which has private special investments, totaling approximately $6 million, which, subject to liquidation, would be excluded from the withdrawal process.

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

During the 2005-2010 period, the Insurance Company established and implemented a program of Payor Swaptions designed to lessen the impact of a 300 basis points rise in interest rates.  The Company established International Swaps and Derivatives Association “ISDA” Credit Support Agreements with its various counterparties, which are six money center banks with credit ratings exceeding Aa3 by Moody’s and A+ by Standard and Poor’s.  The final contract expired on June 21, 2010 with no residual value.  From year-end 2009 to expiration, the change in market value was a loss of $389,970.  The Company is exploring the possibility of establishing a new program of Payor Swaptions, but believes that the current asset portfolio duration is closely matched against its liability portfolio, mitigating the need for having as extensive a program as existed in 2005.

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

Contractual Obligations

The following presents a summary of the Company’s significant contractual obligations.

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Unfunded Limited Partnership Commitments (1)	$ 11,510	$ 63,880	$ -	$ -	$ 75,390
FIN 48 Liabilities	$ -	$ 755	$ -	$ -	$ 755
Policy Liabilities (2)	$ 483,541	$ 912,580	$ 715,106	$ 2,552,823	$ 4,664,050

(1) See Note 1(C) “Summary of Significant Accounting Policies, Investments”, of the consolidated financial statements

(2) The difference between the recorded liability of $3,165.9 million, and the total payment obligation amount of $4,664.0 million, is $1,498.1 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total payment of $4,664.0 million, $3,035.8 million, or 65.1%, is from the Company’s deferred annuity, life, and accident and health business.  Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. During the first six months of 2010, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2009.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2010, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  During or subsequent to the six month period ended June 30, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

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

On July 21, 2010, Kurz filed a complaint against the Company in the Delaware Court of Chancery, Kurz v. Presidential Life Corporation, C.A. No. 5659-VCP, seeking “a declaration that his nominees are entitled to stand for election at the 2010 Annual Meeting and that he may solicit proxies in support of such nominees.”  The issue before the Court is whether Kurz complied with the Company’s advance notice bylaw.  Kurz also filed a motion for expedited proceedings.  On July 29, 2010, the Court granted Kurz’s motion for expedited proceedings, and set a preliminary injunction hearing for August 12, noting that “in deciding whether to expedite the proceedings, the Court must determine whether in the circumstances the plaintiff has articulated a sufficiently colorable claim and shown a sufficient possibility of a threatened irreparable injury as would justify imposing on the defendants and the public the extra costs of an expedited preliminary injunction proceeding.  For this purpose, the Court accepts the well-pleaded allegations in the complaint as true, and need not determine the merits of the case or even the legal sufficiency of pleadings at this stage.  The Court traditionally has acted with a certain solicitude for plaintiffs in this procedural setting and thus has followed the practice of erring on the side of more hearings on an expedited basis rather than fewer.”  The Company has determined that in order to avoid the burden and expense of expedited proceedings, it will accept Kurz’s nominations at the August 18, 2010 Annual Meeting and will ask the Court to dismiss the action.

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

Under the current economic environment, the Company’s Enterprise Risk Management ("ERM") program has become more critical in supporting executive decision making regarding capital management, investment decisions, and other key decisions, contributing to the presentation and enhancement of shareholder value.   In 2007, the Company adopted an ERM policy as a methodology and process for the Company to actively manage risks. Management adopted the use of robust capital modeling to help optimize executives’ key decisions. Management has developed a structured ERM framework in order to identify, monitor, and mitigate major risks.  Status on key risk management initiatives, as well as risk dashboard reports, is provided to the Board of Directors quarterly.  The framework also allows the Company to clarify corporate governance structure, ensure clear accountability and identify any potential gaps that may emerge in current risk management practices.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Removed and Reserved

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

31.1

     Certification of Chief Executive Officer

31.2

     Certification of Chief Financial Officer

32.1

     Certification of Chief Executive Officer

32.2

     Certification of Chief Financial Officer

PRESIDENTIAL LIFE CORPORATION

August 5, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   August 5, 2010

  /s/ Donald L. Barnes

Donald L. Barnes, President and Duly

Authorized Officer of the Registrant

Date:   August 5, 2010

  /s/ P.B. (Pete) Pheffer

P.B. (Pete) Pheffer, Chief Financial

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 5, 2010

   /s/Donald L. Barnes

---------------------

                 Donald L. Barnes

                 Chief Executive Officer

Exhibit 31.2

Certification of Chief Financial Officer

       Pursuant to Exchange Act Rule 13a-15f

I,  P.B. (Pete) Pheffer, Chief Financial Officer and Treasurer of Presidential Life Corporation certify that:

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 5, 2010

                                               /s/ P. B. (Pete) Pheffer

                                                                                                    ----------------------

P. B. (Pete) Pheffer

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Barnes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Donald L. Barnes

------------------

Donald L. Barnes

Chief Executive Officer

August 5, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, P.B. (Pete) Pheffer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ P. B. (Pete) Pheffer

-------------------

P. B. (Pete) Pheffer

Chief Financial Officer

August 5, 2010