Form 10-Q
period 2010-09-30
PRESIDENTIAL LIFE CORP
filed 2010-11-03
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The number of shares of registrant’s common stock outstanding as of November 2, 2010 was 29,574,697.

INDEX

Part I	Financial Information		Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	September 30, 2010 (Unaudited) and December 31, 2009		3

	Consolidated Statements of Operation (Unaudited)
	For the three months and nine months ended September 30, 2010 and 2009		4
	Consolidated Statements of Shareholders'
	Equity (Unaudited) - For the nine months ended
	September 30, 2010 and 2009		5

	Consolidated Statements of Cash Flows (Unaudited) -
	For the nine months ended September 30, 2010 and 2009		6

	Notes to Consolidated Financial Statements (Unaudited)		7-21

Item 2.	Management's Discussion and Analysis of		22-33
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		34

Item 4.	Controls and Procedures		34

Part II -	Other Information		35-36

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Removed and Reserved
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			37

Ex. – 31.1 Certification of Chief Executive Officer Ex. – 31.2 Certification of Chief Financial Officer Ex. – 32.1 Certification of Chief Executive Officer Ex. – 32.2 Certification of Chief Financial Officer			38
			39
			40
			41

PART 1 – FINANCIAL INFORMATION

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

Item 1.  Financial Statements

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Amortized cost of
$3,214,438 and $3,043,757 respectively)	$ 3,499,713	$ 3,087,021
Common stocks (Cost of $476 and
$475, respectively)	2,042	1,947
Derivative instruments, at fair value	-	390
Real estate	415	415
Policy loans	19,495	18,959
Short-term investments	119,441	293,136
Other long-term investments	228,650	196,191
Total Investments	3,869,756	3,598,059

Cash and cash equivalents	1,833	8,763
Accrued investment income	43,868	41,281
Deferred policy acquisition costs	46,044	76,762
Furniture and equipment, net	417	447
Amounts due from reinsurers	16,286	15,056
Federal income taxes recoverable	22,805	18,313
Deferred federal income taxes, net	-	4,855
Other assets	1,443	1,506
TOTAL ASSETS	$ 4,002,452	$ 3,765,042

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 2,420,280	$ 2,444,984
Future policy benefits:
Annuity	661,430	645,801
Life and accident and health	80,548	76,457
Other policy liabilities	10,292	10,592
Total Policy Liabilities	3,172,550	3,177,834

Deposits on policies to be issued	923	1,905
General expenses and taxes accrued	2,258	2,461
Deferred federal income taxes, net	74,122	-
Amounts due for security transactions	12,497	-
Other liabilities	13,441	14,462
Total Liabilities	$ 3,275,791	$ 3,196,662

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,574,697 and 29,574,697 shares, respectively)	296	296
Additional paid in capital	7,052	6,639
Accumulated other comprehensive gain (loss)	154,352	(4,448)
Retained earnings	564,961	565,893
Total Shareholders’ Equity	726,661	568,380
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 4,002,452	$ 3,765,042

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
REVENUES:	2010	2009	2010	2009
Insurance Revenues:
Premiums	$ 4,274	$ 3,331	$ 13,031	$ 10,537
Annuity considerations	21,114	11,239	40,267	26,365
Universal life and investment type policy fee income	528	489	1,587	1,635
Net investment income	48,980	46,573	143,986	125,964
Realized investment gains (losses), excluding other than temporary impairment(“OTTI”) losses	158	(1,604)	1,287	3,184
Total OTTI losses recognized in earnings	-	(979)	-	(9,927)
Other income	1,124	1,148	3,738	2,864

TOTAL REVENUES	76,178	60,197	203,896	160,622

BENEFITS AND EXPENSES:
Death and other life insurance benefits	4,408	3,704	13,549	10,604
Annuity benefits	19,991	20,044	60,670	58,934
Interest credited to policyholders' account balances	26,677	27,123	79,996	81,373
Interest expense on notes payable	-	-	-	753
Other interest and other charges	319	418	877	1,068
Increase in liability for future policy benefits	15,344	3,143	18,540	4,256
Commissions to agents, net	2,117	2,286	5,578	8,405
Costs related to consent revocation solicitation and related matters	297	-	1,470	-
General expenses and taxes	5,237	3,519	13,966	12,496
Change in deferred policy acquisition costs	718	(136)	2,206	(2,003)

TOTAL BENEFITS AND EXPENSES	75,108	60,101	196,852	175,886

Income (loss) before income taxes	1,070	96	7,044	(15,264)

Provision (benefit) for income taxes:
Current	181	4,003	6,565	(676)
Deferred	188	(3,970)	(4,135)	(4,590)
	369	33	2,430	(5,266)

NET INCOME (LOSS)	$ 701	$ 63	$ 4,614	$ (9,998)

Earnings per common share, basic	$ .02	$ -	$ .15	$ (.34)
Earnings per common share, diluted	$ .02	$ -	$ .15	$ (.34)

Weighted average number of shares outstanding during the period, basic	29,574,697	29,574,697	29,574,697	29,574,511
Weighted average number of shares outstanding during the period, diluted	29,574,697	29,574,697	29,574,697	29,574,511

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands, except per share data)

(Unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2009	$ 296	$ 5,851	$ 571,067	$ (137,160)	$ 440,054

Comprehensive Income (Loss):

Net Loss			(9,998)		(9,998)

Net Unrealized Investment Gains				134,908	134,908

Comprehensive Income					124,910

Exercise of Shares Under Stock Option Plan		4			4
Share Based Compensation		641			641

Dividends paid to Shareholders ($.0625 per share)			(5,546)		(5,546)

Balance at September 30, 2009	$ 296	$ 6,496	$ 555,523	$ (2,252)	$ 560,063

Balance at January 1, 2010	$ 296	$ 6,639	$ 565,893	$ (4,448)	$ 568,380

Comprehensive Income:

Net Income			4,614		4,614

Net Unrealized Investment Gains				158,800	158,800

Comprehensive Income					163,414

Share Based Compensation		413			413

Dividends paid to Shareholders ($.0625 per share)			(5,546)		(5,546)

Balance at September 30, 2010	$ 296	$ 7,052	$ 564,961	$ 154,352	$ 726,661

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$ 4,614	$ (9,998)
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(4,135)	(4,590)
Depreciation and amortization	114	194
Stock option expense	413	641
Amortization of fixed maturity discounts and premiums	(12,153)	(12,415)
Realized investment (gains) losses	(1,287)	6,743
Other than temporary impairments recognized /other long-term investments	-	7,726
Changes in:
Accrued investment income	(2,587)	(939)
Deferred policy acquisition costs	2,206	(2,003)
Federal income tax recoverable	(4,492)	(111)
Liability for future policy benefits	19,720	5,148
Other items	(1,566)	(389)

Net Cash Provided by (Used In) Operating Activities	$ 847	$ (9,993)

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(326,854)	(204,214)
Maturities, calls and repayments	3,331	10,411
Sales	166,674	172,860
Common Stocks:
Acquisitions	-	(4)
Decrease in short-term investments and policy loans	173,159	56,751
Other long-term investments:
Additions to other long-term investments	(29,553)	(30,450)
Distributions from other long-term investments	26,220	38,836
Amount due on security transactions, net	12,497	22,005

Net Cash Provided By Investing Activities	$ 25,474	$ 66,195

FINANCING ACTIVITIES:
(Decrease) increase in policyholders’ account balances	(24,704)	12,694
Bank overdrafts	(2,019)	1,147
Deposits on policies to be issued	(982)	5
Issuance of common stock	-	4
Retirement of Senior Notes	-	(66,500)
Dividends paid to shareholders	(5,546)	(5,546)

Net Cash Used In Financing Activities	$ (33,251)	$ (58,196)

Decrease in Cash and Cash Equivalents	(6,930)	(1,994)
Cash and Cash Equivalents at Beginning of Period	8,763	3,820

Cash and Cash Equivalents at End of Period	$ 1,833	$ 1,826

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 11,058	$ 208

Interest Paid	$ -	$ 2,618

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation (the “Company”), through its wholly owned subsidiary Presidential Life Insurance Company (“the Insurance Company”), is engaged in the sale of annuity contracts, life insurance and accident and health insurance.  The Insurance Company has assets of approximately $4 billion and shareholders’ equity of $711 million as of September 30, 2010 and is licensed in all 50 states and the District of Columbia.

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Management believes that, although the disclosures are adequate, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on Form 10-K on March 11, 2010.

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

We manage and report our business as a single segment in accordance with FASB guidance, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 84%), life insurance (approximately 11%), and accident and health insurance (approximately 5%).  The nature of these product lines is sufficiently similar to permit their aggregation as a single reporting segment.

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

D.

Investments

Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions.  These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, if any, are credited or charged directly to shareholders’ equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its fair value and the portion related to credit loss is recorded in the income statement.  Premium and discounts are amortized/accrued using methods which result in a constant yield over the securities expected lives.  Amortization/accrual of premium and discounts on residential mortgage and asset-backed securities incorporate prepayment assumptions to estimate the securities expected lives. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of deferred federal income tax effect, if any, charged or credited directly to shareholders’ equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.

“Other long-term investments” are recorded using the equity method and primarily include interests in limited partnerships, which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructuring and merchant banking.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the practice of many of the partnerships, with the exception of hedge fund limited partnerships, to typically make quarterly distributions (to the extent that distributions are available) of partnership earnings.  Investment income from limited partnerships is recorded based on the Company’s share of earnings reported in the partnership’s most recent audited financial statements and income distributed by the partnerships.  Management considers the quarterly financial information received from the limited partnerships to be unreliable or insufficient to record investment income, other than from distributions, on a quarterly basis.  Management estimates the classification of cash distributions received between investment income and return of capital based on correspondence from the respective partnerships.  The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year (“true-up adjustment”).  As a result, there is generally a reporting lag of up to one year for recording investment income that is not distributed during the year, which may result in significant adjustments in the subsequent year.  During periods of rapid growth in the economy, or rapid declines, the delayed impact on market values, either positive or negative, may be more pronounced.

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

For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) in our Consolidated Statements of Operations.   We base our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location.  The Company had no write-downs attributable to other than temporary impairments for the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, the Company had approximately $9.9 million in write-downs attributable to other than temporary impairments in fixed maturities.

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

E.

Fair Value Measurements

Effective January 1, 2008, we adopted ASC 820-10 (formerly SFAS No. 157), Fair Value Measurements. ASC 820-10 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. As of January 1, 2009, ASC 820-10, “Fair Value Measurements,” applies to both the Company’s financial assets and liabilities and non-financial assets and liabilities.  ASC 820-10 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. The Company did not have any fair value measurements for its non-financial assets and liabilities during 2009 or the first nine months of 2010. The adoption of ASC 820-10 did not have a material impact on our fair value measurements.

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

Valuation of Investments

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy.  The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service).  When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly for its fixed maturity investments.  The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy.  If quoted market prices and an estimate from a pricing service are unavailable, the Company secures an estimate of fair value from brokers, when available, who utilize valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3.  When broker prices are unavailable, the Company prices the securities using either discounted cash-flow models or matrix pricing.  The Company’s policy is to transfer assets and liabilities into Level 3 when a significant input cannot be corroborated with market observable data.  This may include: circumstances in which market activity has dramatically decreased and transparency to underlying inputs cannot be observed, current prices are not available, and substantial price variances in quotations among market participants exist.  In certain cases, the inputs used to measure the fair value may fall into levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.  In making the assessment, the Company considers factors specific to the asset.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  The Company will challenge any prices for its investments which are not considered to represent fair value.  If a fair value is challenged, the Company will typically obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought.  At September 30, 2010, the Company has not adjusted any pricing provided by pricing service based on the review performed by our investment managers.

Level 3 valuations are generated from techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect the Company’s assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include the use of option pricing models, discounted cash flow models, spread-based models, and similar techniques, using the best information available in the circumstances.”

F.

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

H.

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

J.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the first nine months.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the nine months ended September 30, 2010 and 2009 was 29,574,697 and 29,574,511, respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS during the nine months ended September 30, 2010 or 2009.

Options totaling 498,684 and 873,213 shares of common stock for the nine months ended September 30, 2010 and September 30, 2009, respectively were not included in the computation of weighted average shares because the impact of these options was antidilutive.

K.

Reclassifications

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from the change in presentation.

L.

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

In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred.  If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for periods ending after December 15, 2011.  The adoption of this guidance is not expected to have any impact on the Company’s results of operations, financial position or liquidity.

2.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of September 30, 2010.

The following information summarizes the components of net investment income:

	For the nine months ended September 30, 2010 (in thousands)	For the nine months ended September 30, 2009 (in thousands)

Fixed maturities	$ 148,575	$ 146,720
Limited Partnerships	(4,670)	(20,943)
Common stocks	386	748
Short-term investments	299	699
Other investment income	1,931	1,702
	146,521	128,926

Less investment expenses	2,535	2,962

Net investment income	$ 143,986	$ 125,964

	For the three months ended September 30, 2010 (in thousands)	For the three months ended September 30, 2009 (in thousands)

Fixed maturities	$ 50,229	$ 48,533
Limited Partnerships	(996)	(1,973)
Common stocks	7	10
Short-term investments	85	153
Other investment income	468	788
	49,793	47,511

Less investment expenses	813	938

Net investment income	$ 48,980	$ 46,573

The following table presents fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at September 30, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ -	$ -	$ 1,986	$ 220	$ 1,986	$ 220
Corporate Bonds	42,128	3,199	239,839	21,699	281,967	24,898
Preferred Stocks	-	-	49,898	4,651	49,898	4,651
Subtotal Fixed Maturities	42,128	3,199	291,723	26,570	333,851	29,769
Common Stock	50	25	1	4	51	29
Total Temporarily Impaired Securities	$ 42,178	$ 3,224	$ 291,724	$ 26,574	$ 333,902	$ 29,798

The following table presents the total gross unrealized losses in excess of 12 months for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost by September 30, 2010.

# of Issuers	% of Market/Book	Unrealized Loss
		(In thousands)
52	90%-99%	$ 9,370
13	80%-89%	6,336
12	70%-79%	9,557
1	60%-69%	207
2	50%-59%	1,100
2	0%-49%	4
82		$ 26,574

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

The following table presents the total gross unrealized losses in excess of 12 months for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost by December 31, 2009.

# of Issuers	% of Market/Book	Unrealized Loss
		(In thousands)
105	90%-99%	$ 17,513
54	80%-89%	26,583
25	70%-79%	22,281
9	60%-69%	10,841
4	50%-59%	10,506
2	0%-49%	901
199		$ 88,625

As of September 30, 2010 and December 31, 2009, the Company had approximately $315.0 million and $146.1 million, respectively, of gross unrealized gains in fixed maturities.

Other long-term Investments:

The following table presents the carrying value of other long-term investments.

	September 30, 2010	December 31, 2009
($ in thousands)

Debt/Collateralized bond obligations	$3,212	$2,764
Hedge Related Funds	78,106	59,862
Infrastructure	19,119	13,911
Leveraged buy-out/Merchant	38,901	37,979
Mezzanine and Senior Debt	1,156	2,501
Oil and Gas	21,189	16,846
Real Estate	25,338	29,131
Restructuring	40,479	31,841
Equity Funds	1,150	1,356
	$228,650	$196,191

The following table presents the investment activity in other long-term investments.

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2010	2009	2010	2009

Contributions	$7,964	$11,836	$31,311	$31,919
Equity in earnings (loss) of partnerships reflected in net investment income	(996)	(1,973)	(4,670)	(20,943)
Change in unrealized gains (losses) reflected in other comprehensive income	10,310	(18,263)	29,126	(81,331)
Distributions	(4,643)	(11,832)	(23,308)	(27,088)
Change in other long-term investments	12,635	(20,232)	32,459	(97,443)
Other long-term investment, beginning of period	216,015	213,481	196,191	290,692
Other long-term investment, end of period	$228,650	$193,249	$228,650	$193,249

The Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year (“true-up adjustment”).  As a result, there is generally a reporting lag of up to one year for recording investment income that is not distributed during the year, which may result in significant adjustments in the subsequent year.  During periods of rapid growth in the economy, or rapid declines, the delayed impact on market values, either positive or negative, may be more pronounced.  The adjustments to its estimates of investment income recorded during the preceding year for the nine month periods ended September 30, 2010 and September 30, 2009 resulted in decreases in net investment income of approximately $9.0 million and approximately $13.7 million, respectively.

The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there is also generally a one-year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2010.  Net unrealized losses (cumulative, after tax effects) totaled approximately $8.6 million at September 30, 2010 and $27.1 million at December 31, 2009 and are included in the balance sheet under other comprehensive income.  To evaluate the appropriateness of the carrying value of a limited partnership interest, management maintains ongoing discussions with the investment manager and considers the limited partnership’s operation, its current and near term projected financial condition, earnings capacity, and distributions received by the Company during the year. Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements plus capital contributions subsequently made by the Company less subsequent distributions received from the partnerships.

As of September 30, 2010, the Company was committed to contribute, if called upon, an aggregate of approximately $65.3 million of additional capital to certain of these limited partnerships.  Commitments of $11.4 million, $22.2 million, $30.5 million and $1.2 million will expire in 2010, 2011, 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.

Of the over 70 limited partnerships, the Company is invested in nine hedge funds with a carrying value of $78.1 million as of September 30, 2010.  Six of these partnerships, with a carrying value of $76.9 million contain liquidity provisions which allow the Company to withdraw amounts equal to the total capital account balance at least annually with notice requirements of 30-90 days.  These withdrawals may be subject to a holdback of 5-10%, with final distributions pending the completion of the partnership’s annual audit.  The Company’s hedge funds include special situation investments equal to 7.8% of the carrying value, which, subject to liquidation, would be excluded from the withdrawal process.

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

The Company determines the fair value of its limited partnership investments based upon financial reports and valuations provided by the general partners.  During 2009, the Company’s unrealized gain from its limited partnership investments decreased by $82.0 million (pre-tax), ending the year with an unrealized loss or $42.4 million, and which carried a book value of $196.2 million at December 31, 2009.  In the first nine months of 2010, the Company’s unrealized loss of $42.4 million at December 31, 2009 decreased by $29.1 million (pre-tax) to an unrealized loss of $13.3 million at September 30, 2010.  The limited partnership investments carried a book value of $228.7 million at September 30, 2010.

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

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

September 30, 2010 (in thousands)	Carrying Value	Estimated Fair Value
Assets
Policy Loans	$19,495	$19,495
Liabilities
Policyholders' Account Balances	$2,420,280	$2,601,238

December 31, 2009 (in thousands)	Carrying Value	Estimated Fair Value
Assets
Policy Loans	$18,959	$18,959
Liabilities
Policyholders' Account Balances	$2,444,984	$2,520,480

The following section describes the valuation methods used by the Company for each type of financial instrument it holds that is carried at fair value.

Fixed Maturities

The Company utilizes an independent third-party pricing service to estimate fair value measurements for approximately 99% of its fixed maturities.  The majority of the remaining fair value measurements are based on non-binding broker prices.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets, such as U.S Treasury Securities.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications and models which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.   The prices developed is an “evaluated price”, representing a “bid”-side valuation for the security as of 3:00 PM on the closing date of the quarterly financial statements. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios for issues that have early redemption features.

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

The fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes.  Accordingly, the estimates of fair value for such fixed maturities, other than U.S. Treasury securities, provided by the pricing service are included in the amount disclosed in Level 2 of the hierarchy.  The estimated fair values of U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.

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

For private equity, the Company adjusts its estimate of investment income recorded during the year to the actual realized gains and other income reported in the limited partnerships’ most recent annual audited financial statements, which are generally received in the second quarter of the subsequent year.  As a result, there may be up to a one year reporting lag for recording investment income that is not distributed during the year, which may result in significant adjustments.  The Company records its share of net unrealized gains and losses (net of taxes) from the audited financial statements of the limited partnerships.  As a result, there may be up to a one year reporting lag for reporting unrealized gains and losses, which may result in significant adjustments to other comprehensive income in 2010.  Because it is not practicable to obtain an independent valuation for each limited partnership interest, for purposes of disclosure the market value of a limited partnership interest is estimated at book value based on the most recent available audited financial statements.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at September 30, 2010 in the amount disclosed in Level 3.

Derivatives

Valuations are secured monthly from each Counterparty which is a major money center bank for the Payor Swaption owned by the Insurance Company. Factors considered in the valuation include interest rate volatility, decay (remaining life of the Swaption before expiration), delta (duration), gamma (convexity), Swap rates and Swap spreads against U.S. Treasuries. Each dealer has its own proprietary software that evaluates each of these components to determine the Swaption valuation at the end of each month.  The Company also obtains a competing valuation from its consultant, which uses its own proprietary valuation software called MG Hedge-Information Dashboard. The Company compares the two valuations and generally selects the valuation of the bank, as each Counterparty is responsible for settling for cash with the Company if the Payor Swaption expires with value. All of the factors noted are observable inputs; consequently the Company includes the Swaption Valuations in Level 2.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

($ in thousands)	Fair Value Measurements Using

Description	As of 9/30/2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$ 229,380	$ 202,125	$ 26,930	$ 325
States and municipalities	259,275	-	259,275	-
Corporate debt securities	2,736,295	-	2,723,162	13,133
Mortgage backed securities	165,759	-	165,759	-
Preferred Stock	109,004	-	106,024	2,980
Fixed Maturities	3,499,713	202,125	3,281,150	16,438

Common Stock	2,042	748	-	1,294
Cash and cash equivalents	1,833	1,833	-	-
Short-Term investments	119,441	-	119,441	-
Other Long-Term Investments	228,650	-	-	228,650

Total	$ 3,851,679	$ 204,706	$ 3,400,591	$ 246,382

($ in thousands)	Fair Value Measurements Using

Description	As of 12/31/2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$ 254,878	$ 227,937	$ 22,398	$ 4,543
States and municipalities	99,856	-	99,856	-
Corporate debt securities	2,435,429	-	2,419,252	16,177
Mortgage backed securities	197,189	-	182,210	14,979
Preferred Stock	99,669	-	96,211	3,458
Fixed Maturities	3,087,021	227,937	2,819,927	39,157

Common Stock	1,947	703	-	1,244
Derivatives	390	-	390	-
Cash and cash equivalents	8,763	8,763	-	-
Short-Term investments	293,136	-	293,136	-
Other Long-Term Investments	196,191	-	-	196,191

Total	$ 3,587,448	$ 237,403	$ 3,113,453	$ 236,592

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)	Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Other Long-Term Investments	Common Stock	Fixed Maturities	Total
For the nine months ended September 30, 2010
Beginning Balance at December 31, 2009	$ 196,191	$ 1,244	$ 39,157	$ 236,592
Total gains or losses (realized/unrealized)
Included in earnings	(4,670)	-	(1)	(4,671)
Included in other comprehensive income	29,126	50	(1,215)	27,961
Purchases	31,311	-	-	31,311
Sales	(23,308)	-	(1,936)	(25,244)
Transfers in and /or out of Level 3	-	-	(19,567)	(19,567)
Ending Balance at September 30, 2010	$ 228,650	$ 1,294	$ 16,438	$ 246,382
For the Nine months ended September 30, 2009
Beginning Balance at December 31, 2008	290,692	249	4,296	295,237
Total gains or losses (realized/unrealized)
Included in earnings	(20,943)	-	1	(20,942)
Included in other comprehensive income	(81,331)	(173)	303	(81,201)
Purchases	31,919	-	-	31,919
Sales	(27,088)	-	(1,726)	(28,814)
Transfers in and /or out of Level 3	-	-	2,417	2,417
Ending Balance at September 30, 2009	193,249	76	5,291	198,616

($ in thousands)	Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Other Long-Term Investments	Common Stock	Fixed Maturities	Total
For the three months ended September 30, 2010
Beginning Balance at July 1, 2010	$ 216,015	$ 1,231	$ 17,143	$ 234,389
Total gains or losses (realized/unrealized)
Included in earnings	(996)	-	-	(996)
Included in other comprehensive income	10,310	63	(80)	10,293
Purchases	7,964	-	-	7,964
Sales	(4,643)	-	(331)	(4,974)
Transfers in and /or out of Level 3	-	-	(294)	(294)
Ending Balance at September 30, 2010	$ 228,650	$ 1,294	$ 16,438	$ 246,382
For the Three Months Ended September 30, 2009
Beginning Balance at July 1, 2009	213,481	76	6,226	219,783
Total gains or losses (realized/unrealized)
Included in earnings	(1,973)	-	2	(1,971)
Included in other comprehensive income	(18,263)	-	63	(18,200)
Purchases	11,836	-	-	11,836
Sales	(11,832)	-	(557)	(12,389)
Transfers in and /or out of Level 3	-	-	(443)	(443)
Ending Balance at September 30, 2009	193,249	76	5,291	198,616

During the nine months ended September 30, 2010, certain fixed maturity securities were transferred into Level 2 from Level 3 as a result of the availability of market observable quoted prices received from an independent third-party pricing service.

The table below summarizes the fair value and balance sheet location of the Company’s outstanding derivatives at September 30, 2010 and December 31, 2009.

Fair Values of Derivative Instruments

($ in thousands)	Asset Derivatives
	As of September 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Payor Swaptions	Derivative Instruments	$ -	Derivatives Instruments	$ 390

Total derivatives not designated as hedging instruments		$ -		$ 390

Total derivatives		$ -		$ 390

The table below summarizes the fair value and income statement location of the Company’s outstanding derivatives at September 30, 2010 and September 30, 2009.

Derivatives Not Designated as Hedging Instruments ($ in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Nine months ended September 30,
		2010	2009

Payor Swaptions	Realized investment (losses) gains	$ (390)	$ 477

Total		$ (390)	$ 477

Derivatives Not Designated as Hedging Instruments ($ in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Three months ended September 30,
		2010	2009

Payor Swaptions	Realized investment (losses) gains	$ -	$ (2,220)

Total		$ -	$ (2,220)

4.

CHANGE IN NET UNREALIZED INVESTMENT GAINS/(LOSSES)

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the nine months ended September 30, 2010:	(in thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 269,946	$ (92,925)	$ 177,021
Plus: reclassification adjustment for gains realized in net income	1,287	(450)	837
Change related to deferred policy acquisition costs	(29,320)	10,262	(19,058)
Net unrealized investment gains	$ 241,913	$ (83,113)	$ 158,800

For the Nine months ended September 30, 2009:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 167,360	$ (58,576)	$ 108,784
Plus: reclassification adjustment for losses realized in net income	(6,743)	2,360	(4,383)
Change related to deferred policy acquisition costs	46,934	(16,427)	30,507
Net unrealized investment gains	$ 207,551	$ (72,643)	$ 134,908

5.

NOTES PAYABLE

The Company’s 7 7/8% Senior Notes (“Senior Notes”) were paid in full on February 17, 2009.  This was funded from cash, the sale of securities and an upstream dividend payment from the Insurance Company in January 2009 in the amount of $16 million.

6.

SHAREHOLDERS' EQUITY

During 2009 and the first nine months of 2010, the Board of Directors maintained a quarterly dividend of $.0625 per share.  During 2009 and through the third quarter of 2010, the Company had not purchased or retired shares of its common stock.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

7.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employees’ salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  Beginning January 1, 2010, the Board of Directors approved an increase to 5% in the Company’s contribution.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $340,100 and $253,900 into this plan during the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  In the United States, the Company is no longer subject to federal income tax examinations by tax authorities, generally for the years prior to 2004.  For 2004 and 2005 the Company may be subject to tax examinations because the IRS and the Company extended the statute of limitations due to the amended returns filed by the Company.  While the Company cannot predict the outcome of the current IRS examination, any adjustments are not expected to be material.  The examination is expected to be concluded during 2010.

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of September 30, 2010 to be 34.5%.

The Company applied FASB guidance relating to accounting for uncertainty in income taxes.   The balance of the unrecognized tax benefits was $712,149 at December 31, 2009 and $777,564 as of September 30, 2010.  If recognized, this entire adjustment would reduce the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the uncertain tax liability above was $392,444 as of December 31, 2009 and $475,859 as of September 30, 2010.

As of September 30, 2010, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits or liabilities will significantly increase or decrease within the next 12 months.

9.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of September 30, 2010, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Presidential Life Corporation (the “Corporation” or “Company”) is an insurance holding company that, through its wholly-owned subsidiary, Presidential Life Insurance Company (the “Insurance Company”), manages and reports as a single segment whose products are divided among annuities, life insurance and accident and health insurance.  Unless the context otherwise requires, the “Corporation” or “Company” shall be deemed to include Presidential Life Corporation and its subsidiaries.  The Corporation was founded in 1969 and, through the Insurance Company, is licensed to market its product in all 50 states and the District of Columbia.  Our revenues are derived primarily from considerations received from the sale of annuity contracts, premiums received from the sale of life and accident and health insurance products and gains (or losses) from our investment portfolio.

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

Executive Overview

Results

The Corporation’s earnings per share were $0.15 for the first nine months of 2010, as compared to a loss of $0.34 per share for the same period in 2009.  The improved results in 2010 primarily reflect an increase in investment income and a decrease in Other than temporary impairment (“OTTI”) losses.  Our total revenues in the first nine months of 2010 were $203.9 million, compared to $160.6 million in the first nine months of 2009.  Benefits and expenses in the first nine months in 2010 were $196.9 million, compared to $175.9 million for the same nine month period in 2009.  Net income in the first nine months of 2010 was $4.6 million as compared to a net loss of $10.0 million for the same period in 2009.

The Corporation’s earnings per share were $0.02 for the three months ended September 30, 2010, as compared to $0.00 for the same period in 2009.  The improved results in 2010 primarily reflect an increase in investment income and a decrease in OTTI.  Our total revenues in the three months ended September 30, 2010 were $76.2 million, compared to $60.2 million in the three month period ended September 30, 2009.  Benefits and expenses in the quarter ended September 30, 2010 were $75.1 million, compared to $60.1 million for the same three month period in 2009.  Net income for the three month period ended September 30, 2010 was $701,000 as compared to $63,000 for the same period in 2009.

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

Results of Operations

A Comparison of the significant items for the nine months ended September 30, 2010 with the same period in 2009 and a comparison of significant items for the three months ended September 30, 2010 with the same period in 2009.

A.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life and accident and health insurance premiums increased from approximately $36.9 million for the nine months ended September 30, 2009 to approximately $53.3 million for the nine months ended September 30, 2010.  Life insurance and accident and health premiums were $13.0 million, and $10.5 million for the first nine months of 2010 and 2009, respectively.  Annuity considerations were approximately $40.3 million for the nine months ended September 30, 2010 as compared to approximately $26.4 million for the nine months ended September 30, 2009.  The increase is primarily due to increased sales in our immediate annuities with life contingencies. These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $66.3 million and $148.7 million in the first nine months of 2010 and 2009, respectively.  The decrease was primarily due to the low interest rate environment that continued into the third quarter of 2010.

Total annuity considerations and life and accident and health insurance premiums increased from approximately $14.6 million for the three months ended September 30, 2009 to approximately $25.4 million for the three months ended September 30, 2010 as sales of immediate annuities with life contingencies increased.  These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $20.6 million and $38.7 million in the third quarters of 2010 and 2009, respectively.  The decrease was primarily due to the low interest rate environment that continued into the third quarter of 2010.

Policy Fee Income

Universal life and investment type policy fee income was approximately $1.6 million for both of the nine-month periods ended September 30, 2010 and 2009.  Policy fee income consists principally of amounts assessed during the period against policyholders’ account balances for mortality and surrender charges.

Net Investment Income

Net investment income totaled approximately $144.0 million during the first nine months of 2010, as compared to approximately $126.0 million during the first nine months of 2009.  This represents an increase of approximately $18.0 million.  This change is primarily due to a decrease in the loss from limited partnerships of approximately $16.6 million.  The Company's ratios of net investment income to average cash and invested assets (based on book value) for the nine month periods ended September 30, 2010 and September 30, 2009 were 5.4% and 4.8%, respectively.  Without taking into account the returns on the Company’s limited partnership investments, the ratio for the first nine months of 2010 would have been 5.9% versus 5.8% in the 2009 comparable period.

The Company had net investment income of $49.0 million and $46.6 million for the three month periods ended September 30, 2010 and September 30, 2009, respectively.  The variance of approximately $2.4 million is primarily due to a decrease in the loss of income from the limited partnerships.

Net Realized Investment Gains and Losses

Realized investment gains amounted to approximately $1.3 million during the first nine months of 2010, as compared to realized investment losses of approximately $6.7 million during the first nine months of 2009.  The improvement of approximately $8.0 million was primarily due to realized gains on fixed maturities of approximately $1.7 million in the first nine months of 2010 as opposed to realized losses on fixed maturities of approximately $6.9 million in the first nine months of 2009, including $9.9 million in OTTI losses.  During the first nine months of 2010 and 2009, payor swaptions had realized losses of $390,000 and realized gains of $477,000, respectively.  The change in the fair value of the derivative instruments is reflected in the income statement as a realized loss or gain.  The Company had no write-downs attributable to other than temporary impairments for the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, the Company had approximately $9.9 million in write-downs attributable to other than temporary impairments in fixed maturities.

The Company had realized investment gains of $158,000 for the three months ended September 30, 2010 and $2.6 million in realized losses for the three months ended September 30, 2009.  The improvement of approximately $2.7 million is primarily due the change in the fair value of the payor swaptions as well as OTTI losses in 2009.

B.

Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid to policyholders amounted to $173.6 million in the first nine months of 2010 as compared to $156.2 million in the first nine months of 2009.  This represents an increase of approximately 11%.  This increase was primarily due to an increase in the liability for future policy benefits as well as an increase in claims under the new dental insurance program.  For the three month period ended September 30, interest credited and benefits paid to policyholders increased from $54.4 million in 2009 to $66.7 million in the same period of 2010, an increase of approximately $12.3 million.  This increase was primarily due to an increase in the liability for future policy benefits of approximately $12.2 million. This was attributable to: (1) an increase in sales of the immediate annuities with life contingencies of approximately $9.9 million and, (2) the strengthening of the GAAP benefit reserves for approximately $1.2 million during the third quarter, associated with the issuance of immediate annuities with life contingencies.

A significant contributor to the Company’s profitability depends, in large part, on the investment returns generated on our portfolio, (excluding our limited partnerships), less what the Company is contractually obligated to credit to our policyholders is referred to as “investment spread”.  The crediting rate on reserves for the third quarter and first nine months was 5.08% and 5.08%, respectively for 2010 and 5.17% and 5.24% for the same periods in 2009.  The actual investment spread (defined as the yield on invested assets, excluding capital gains and limited partnerships, over the cost of money on annuity liabilities) for the three months ended September 30, 2010 and September 30, 2009 was 0.81% and 0.61%, respectively.  The spread for the first nine months of 2010 and 2009 was 0.80% and 0.56%, respectively.

Interest Expense on Notes Payable

The Company had no interest expense on notes payable for the nine months ended September 30, 2010, and approximately $0.8 million for the nine months ended September 30, 2009. On February 17, 2009, the Corporation retired the remaining $67 million of its 7 7/8%, $100 million Senior Note.

General Expenses and Taxes, Commissions, Costs Related to Consent Revocation Solicitation and Related Matters

General expenses, taxes and commissions to agents and costs related to the Company’s consent revocation solicitation totaled approximately $21.0 million for the nine months ended September 30, 2010, as compared to approximately $20.9 million for the nine months ended September 30, 2009.  Excluding the costs of the consent revocation solicitation and related matters, these expenses would have decreased by $1.4 million or 6.5%, compared to the same period in 2009.  This decrease primarily resulted from decreased commissions paid to agents based upon decreased sales of deferred annuities.

For the three months ended September 30, 2010, general expenses, taxes and commissions to agents and costs related to the Company’s consent revocation solicitation totaled approximately $7.7 million as compared to $5.8 million for the same period in 2009. The increase was primarily due to the timing of director’s fees and increases in legal expenses and third party service fees.

Change in Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the nine months ended September 30, 2010 resulted in a charge of approximately $2.2 million, as compared to a benefit of approximately $2.0 million for the nine months ended September 30, 2009.  Changes in DAC consist of three elements:  deferred costs associated with product sales, amortization of the DAC on deferred annuity business and amortization of the DAC on the remainder of the Company’s business, and is summarized below:

	For the nine months ended September 30, 2010 (in thousands)	For the nine months ended September 30, 2009 (in thousands)

Deferred costs associated with product sales	$ 4,655	$ 7,990
Amortization of DAC on deferred annuity business	(3,371)	(2,281)
Amortization of DAC on the remainder of the Company’s business	(3,490)	(3,706)
Net change in DAC	$ (2,206)	$ 2,003

Under applicable accounting rules, DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Insurance Company related to these assets increase, the amount and timing of amortization is accelerated.  The higher level of amortization in the first nine months of 2010 relates primarily to unrealized capital gains reported as of September 30, 2010.

The change in the net DAC for the three months ended September 30, 2010 resulted in a charge of approximately $0.7 million, as compared to a benefit of approximately $0.1 million for the three months ended September 30, 2009.

C.

Income (Loss) Before Income Taxes

For the reasons discussed above, income (loss) before income taxes amounted to approximately $7.0 million for the nine months ended September 30, 2010, as compared to approximately ($15.3) million for the nine months ended September 30, 2009.  For the quarters ended September 30, 2010 and 2009, income before income taxes amounted to approximately $1.1 million and $0.1 million, respectively.

D.

Income Taxes

Income tax expense (benefit) was approximately $2.4 million for the nine months ended September 30, 2010 as compared to ($5.3) million for the nine months ended September 30, 2009.  The income tax expense was attributable to a net income in the first nine months of 2010 while the income tax benefit was attributable to a net loss in the first nine months of 2009.  The income tax expense was approximately $369,000 and $33,000 for the third quarters of 2010 and 2009, respectively.

In order to calculate income tax expense, the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of September 30, 2010 and September 30, 2009 to be 34.5%.

E.

Net Income

For the reasons discussed above, the Company had a net income of approximately $4.6 million during the nine months ended September 30, 2010 and a net loss of approximately $10.0 million during the nine months ended September 30, 2009.  The Company had a net income of $701,000 and $63,000 for the three months ended September 30, 2010 and September 30, 2009, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income increased from a loss of approximately $4.4 million at December 31, 2009 to a gain of $154.4 million at September 30, 2010.  The increase was due to an increase in net unrealized investment gains, net of taxes, during the first nine months of the year of approximately $158.8 million.  General economic and market conditions were the primary reasons for the increase.

The following information summarizes the components of the unrealized investment gains (losses):

As of	September 30, 2010	December 31, 2009
($ in thousands)
Fixed maturities	$ 285,275	$ 43,263
Limited Partnerships	(13,249)	(42,375)
Common stocks	1,567	1,473
	273,593	2,361
Tax effect	(83,112)	-
Contra DAC effect	(36,129)	(6,809)
	$ 154,352	$ (4,448)

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are operating expenses and dividend payments.  The Company's principal sources of cash are interest on its investments, dividends from the Insurance Company, and rent from its real estate.  During the first nine months of 2010, the Company's Board of Directors declared quarterly cash dividends of $0.0625 per share payable on April 1, July 1, and October 1, 2010.  During the first nine months of 2010, the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, which it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses) on a statutory basis.  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In 2009, the Insurance Company made $24.8 million in dividend payments to the Company.  The Insurance Company made a $5 million dividend payment to the Company in April of 2010 and another $1 million dividend payment in October of 2010. The Board of Directors passed a resolution to upstream up to $23 million in 2010, if necessary.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 43.6% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  In 2009, annuity surrenders and death claims outpaced new sales causing a minor decline in total annuity inforce.  In 2010, the Company believes that surrenders and death claim activity combined with the challenging low interest rate environment for annuity sales, total annuities inforce may decline slightly.  Policyholder account balance surrenders totaled approximately $86.6 million and $127.4 million for the nine-month periods ending September 30, 2010 and 2009, respectively. In 2010, approximately 3.9% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently managed this business regardless of the rate trends.  The Company's ratio of surrenders to average reserves on its deferred annuity business for the first nine months of 2010 is approximately 5.4% on an annualized basis.  As of December 31, 2009, the Company’s ratio of surrenders to average reserves on its deferred annuity business was 7.6%.

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

The Company's asset/liability management process is designed to limit the duration mismatch of its assets and liabilities.  For the three year period ending with December 31, 2009, investments were largely short-term in an effort to mitigate interest rate risk in the event that a substantial call on liabilities required the Company to liquidate some investments.  In such event, the Company would experience a decline in overall investment income due to the sale of higher yielding invested assets.  The Company would attempt to minimize the loss of income by the selection for sale of those shorter-term assets, which would produce the highest possible price.  Moreover, the mix of the Company's products between deferred and immediate annuities provides the Company with some protection against excessive calls on liabilities.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by (used in) the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately $0.8 million and ($1.0) million during the nine months ended September 30, 2010 and 2009, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $25.5 million, and $57.2 million during the nine months ended September 30, 2010 and 2009, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  Net cash used in the Company's financing activities amounted to approximately ($33.3) million and ($58.2) million during the nine months ended September 30, 2010 and 2009, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

Given the Insurance Company's historic cash flow and current financial results, management believes that, for the next twelve months and for the reasonably foreseeable future, the Insurance Company's cash flow from investments and operating activities will provide sufficient liquidity for the operations of the Insurance Company, as well as provide sufficient funds to the Company, so that the Company will be able to pay its other operating expenses.   Due to the extraordinary nature of the current economic climate, the Company can make no assurances with respect to the payment of future dividends.

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments, approximately 3.0% and 7.8% as of September 30, 2010 and December 31, 2009, respectively.  The Company manages the investment portfolio focusing on duration management to support our current and future liabilities.  Through periodic monitoring of the effective duration of the company’s assets and liabilities, the company ensures that the degree of duration mismatch is within the guidelines of the Company’s policy which provides for a mismatch of up to one year. As of September 30, 2010 and December 31, 2009, the effective duration of the Company's fixed income portfolio was approximately 5.4 and 4.9 years, respectively.

Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions.  These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes, if any, are credited or charged directly to shareholders’ equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.  Equity securities include common stocks and are carried at market value, with the related unrealized gains and losses, net of deferred federal income tax effect, if any, charged or credited directly to shareholders’ equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.

The table below summarizes the credit quality of our fixed maturity securities, excluding preferred stocks, as of September 30, 2010 and December 31, 2009 as rated by Standard and Poor’s.

	As of September 30, 2010		As of December 31, 2009
($ in thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value

US Treasuries	$ 222,789	6.57	$ 248,420	8.32
AAA	153,592	4.53	95,656	3.20
AA	320,824	9.46	255,192	8.54
A	1,091,350	32.19	993,197	33.25
BBB, BBB+, BBB-	1,371,574	40.45	1,171,047	39.20
BB, BB+, BB-	175,855	5.19	175,395	5.87
B	39,120	1.15	30,725	1.03
CCC, CC, C or lower	15,605	0.46	17,721	0.59
Total	$ 3,390,709	100.00%	$ 2,987,353	100.00%

On a statutory basis, the Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of September 30, 2010 and December 31, 2009, approximately 4.1% and 5.7%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, of which approximately 99.93% were originally purchased as investment grade investments.  All of these are classified as available for sale and reported at fair value. As of September 30, 2010 and December 31, 2009, the carrying value of these securities was approximately $154.9 million and $201.0 million, respectively, (representing approximately 4.0% and 5.5% of the Company's investment portfolio, respectively).

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

As of September 30, 2010, the carrying value of the Company’s limited partnerships was approximately $228.7 million or 5.8% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At September 30, 2010, the Company’s investments in equity securities, including limited partnership interests, were approximately 5.9% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Other long-term investments."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $65.3 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $11.4 million, $22.2 million, $30.5 million, and $1.2 million will expire in 2010, 2011, 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments is returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

Of the over 70 limited partnerships, the Company is invested in nine hedge funds with a carrying value of $78.1 million as of September 30, 2010.  Six of these partnerships, with a carrying value of $76.9 million contain liquidity provisions which allow the Company to withdraw amounts equal to the total capital account balance at least annually with notice requirements of 30-90 days.  These withdrawals may be subject to a holdback of 5-10%, with final distributions pending the completion of the partnership’s annual audit.  The Company’s hedge funds include special situation investments equal to 7.8% of the carrying value, which, subject to liquidation, would be excluded from the withdrawal process.

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

Asset/Liability Management

A persistent focus of the Insurance Company’s management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  Towards this end, at least quarterly, the investment department of the Company determines the duration of the Company’s invested assets in coordination with the Company’s actuaries, who are responsible for calculating the liability duration.  In the event it is determined that the duration gap between its assets and liabilities exceeds a one year target level, the Company may re-position its assets through the sale of invested assets or the purchase of new investments.

During the 2005-2010 period, the Insurance Company established and implemented a program of Payor Swaptions designed to lessen the impact of a 300 basis points rise in interest rates.  The Company established International Swaps and Derivatives Association “ISDA” Credit Support Agreements with its various counterparties, which are six money center banks with credit ratings exceeding Aa3 by Moody’s and A+ by Standard and Poor’s.  The final contract expired on June 21, 2010 with no residual value.  From year-end 2009 to expiration, the change in market value was a loss of $389,970.  The Company is exploring the possibility of establishing a new program of Payor Swaptions, but believes that the current asset portfolio duration is closely matched against its liability portfolio.

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

Contractual Obligations

The following presents a summary of the Company’s significant contractual obligations.

CONTRACTUAL OBLIGATIONS TABLE

Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Unfunded Limited Partnership Commitments (1)	$ 11,344	$ 53,950	$ -	$ -	$ 65,294
FIN 48 Liabilities	$ -	$ 778	$ -	$ -	$ 778
Policy Liabilities (2)	$ 492,485	$ 922,970	$ 703,497	$ 2,539,100	$ 4,658,052

(1) See Note 1(C) “Summary of Significant Accounting Policies, Investments”, of the consolidated financial statements

(2) The difference between the recorded liability of $3,173 million, and the total payment obligation amount of $4,658 million, is $1,486 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total payment of $4,658 million, $3,023 million, or 64.9%, is from the Company’s deferred annuity, life, and accident and health business.  Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. During the first nine months of 2010, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2009.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2010, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  During or subsequent to the nine month period ended September 30, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On December 30, 2009, an alleged stockholder plaintiff, Alan R. Kahn (the "Plaintiff"), filed a derivative action in the Chancery Court of Delaware (the "Kahn Action"), for the purported benefit of the Company, against Mr. Kurz and the Company's other directors, and the Company itself (as a nominal defendant).  The defendants moved to dismiss the claim for failure to state a claim.  On October 1, 2010, without opposing Defendants’ motion, Plaintiff moved to discontinue the action with prejudice as to Plaintiff only. On October 4, 2010, the Court granted Plaintiff’s application and the case was discontinued.

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

November 3, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   November 3, 2010

  /s/ Donald L. Barnes

Donald L. Barnes, President and Duly

Authorized Officer of the Registrant

Date:   November 3, 2010

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

Date: November 3, 2010

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

Date: November 3, 2010

                                               /s/ P. B. (Pete) Pheffer

                                                                                                    ----------------------

P. B. (Pete) Pheffer

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Barnes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Donald L. Barnes

------------------

Donald L. Barnes

Chief Executive Officer

November 3, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, P.B. (Pete) Pheffer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ P. B. (Pete) Pheffer

-------------------

P. B. (Pete) Pheffer

Chief Financial Officer

November 3, 2010