Form 10-K
period 2010-12-31
PRESIDENTIAL LIFE CORP
filed 2011-03-29
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-5486

Presidential Life Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-2652144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

69 Lydecker Street, Nyack, NY	10960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(845) 358-2300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	NASDAQ Global Select Market
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None.

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  o    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  o    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  o    No  o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer ☑	Non-accelerated filer o	Smaller Reporting Company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  o    No  ☑

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2010 was approximately $189,181,465 based on the closing sale price of the common stock on the NASDAQ Global Select on that date.  The company does not have any non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report where indicated.

Part I

Page

Item 1.

Business

4

Item 1A.

Risk Factors

21

Item 1B.

Unresolved Staff Comments

25

Item 2.

Properties

25

Item 3.

Legal Proceedings

25

Item 4.

Removed and Reserved

25

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

 Securities

26

Item 6.

Selected Financial Data

28

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

29

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

54

Item 8.

Financial Statements and Supplementary Data

54

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

54

Item 9A.

Controls and Procedures

54

Item 9B.

Other Information

57

Part III

Item 10.

Directors, Executive Officers and Corporate Governance

57

Item 11.

Executive Compensation

57

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

57

Item 13.

Certain Relationships and Related Transactions, and Director Independence

57

Item 14.

Principal Accounting Fees and Services

57

Part IV

Item 15.

Exhibits and Financial Statement Schedules

58

Signatures

60

Consolidated Financial Statements and Schedules

F-1

Exhibit Index

PART 1

Note on Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Sections of this Form 10-K.   Forward-looking statements reflect management's current expectations of future events, trends or results based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Risk Factors” under Part I, Item 1A of this Form 10-K, which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Explanatory Note

This Form 10-K reflects the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2008 and 2009 to incorporate a change in the way we account for certain of our investments.  Approximately 5% of our overall investment portfolio is invested in private limited partnerships, with respect to which we have historically applied the equity method of accounting.  After extensive discussions with the staff of the Securities and Exchange Commission (“SEC”), we have determined that we should apply either the equity method or the fair value method of accounting to such investments depending upon the level of influence the Company has on the underlying policies of such limited partnerships.  We now apply the fair value method of accounting for investments in limited partnerships in which we have less than a 5% interest and do not have more than virtually no influence over the operating and financial policies of the partnership, and apply the equity method of accounting where we have either a 5% or greater interest or less than a 5% interest, but with respect to which partnership we have more than virtually no influence over the operating and financial policies of the partnership.  The restatement primarily impacts the net investment income, change in deferred policy acquisition costs and provision (benefit) for income taxes amounts in the statement of income and the limited partnerships investments, deferred policy acquisition costs, deferred income tax asset and shareholders' equity amounts in the balance sheet.

For a more detailed discussion of the restatement including its impact on the Company’s Consolidated Financial Statements, see Item 7:  Management Discussion and Analysis of Results of Operations and Financial Condition-Executive Summary and Note 15 to Consolidated Financial Statements.

ITEM 1.

BUSINESS

Introduction

Presidential Life Corporation is an insurance holding company that, through its wholly owned subsidiary, Presidential Life Insurance Company (the “Insurance Company”), markets and sells a variety of fixed annuity, life insurance and accident and health insurance products.  We manage our business and report as a single business segment.  We are a Delaware corporation founded in 1965. Through the Insurance Company, we are licensed to market our products in all 50 states and the District of Columbia.  Approximately 36.3% of our 2010 sales of annuity, life insurance and accident and health products were made to individuals residing in the State of New York.  Headquartered in Nyack, New York, we had 108 full-time employees as of December 31, 2010.  Unless the context otherwise requires, the “Company,” “we,” “us,” “our” and similar references shall mean Presidential Life Corporation and the Insurance Company, collectively.

Business Strategy

Our core business strategy is to expand our individual annuity business and to increase our risk-adjusted returns on invested capital by prudently managing investment spreads and investment risk.

Key elements to our multiyear strategy include the following:

•

Expand Regional Platform into National Platform.  Our annuity business is concentrated in the New York area primarily due to our having a New York domiciled life insurance operating company.  We are planning to expand this platform by adding a broadly licensed, non-NY life insurance operating company, to be domiciled outside of New York State.  We believe that such an expansion will increase our ability to more effectively compete nationwide and enable us to offer more innovative annuity products with a competitive speed to market approach.

•

Broaden Annuity Product Offerings to Include All Four Major Product Types.  Currently our annuity product line includes guaranteed traditional fixed book value deferred and immediate annuity offerings.  We intend to increase product offerings to include indexed and market value adjusted annuities.  Specifically, the increasing popularity of fixed index annuity products that allow equity and bond market participation without the risk of loss of the premium deposit presents a significant long-term opportunity to grow our annuity business.

•

Build on our Distribution Channels.  PPGAs (Personal Producing General Agents) are currently the major distributor of our annuity products.  Due to our planned national expansion and broader range of annuity products, we believe that an opportunity exists to build on our distribution channels to include the larger Brokerage General Agents and to enhance our Independent Producer Channel.  We also plan on recruiting mid-size Independent Marketing Organizations that will be required to meet certain specific minimum volume amounts and quality standards.

•

Enhance Investment Spread Capabilities.  We intend to build on our experience and expertise in managing the investment spread over a range of interest rate environments to achieve our targeted spreads and increase our risk adjusted returns on invested capital. We intend to continue to reduce risk in the investment portfolio by reducing exposure to limited partnerships.  We redeemed a substantial amount of our hedge fund investments at year end and plan additional hedge fund redemptions. We expect that the proceeds from these redemptions along with capital returned to the Company from remaining limited partnership investments will be redeployed into more liquid securities with more predictable revenue streams and with lower capital requirements.

•

Focus of High Quality Service to Agents and Policyholders.  We strive to continually improve the timeliness and accuracy of our service.  Our internal business processes and technology platform are undergoing an extensive review with the objective being to further enhance our commitment to high quality service to our agents and policyholders.

Products

We offer a range of fixed annuity, life insurance and accident and health insurance products.  During 2010, our product mix was approximately 82% annuities, 12% life insurance and 6% accident and health insurance.  Due to the competitive nature of the traditional term, whole life and universal life insurance business and the negative impact of that competition on our profitability, in 2004, management decided to stop offering those traditional life insurance products. We continue to service the in-force policies and continue to issue the more profitable Graded Benefit Life and Simplified Issue Whole Life products.

For financial statement purposes, revenues from the sale of ordinary life insurance, annuity contracts with life contingencies and accident and health insurance are treated as revenues whereas the sale of annuity contracts without life contingencies, deferred annuities and universal life insurance products are reported as additions to policyholders’ account balances on our balance sheet.

Annuities

We sell a variety of fixed annuity products including single and flexible premium deferred annuities, single premium immediate annuities and a selection of special annuities.  Each of these products is designed to meet the needs of increasingly sophisticated consumers for supplemental retirement income and estate planning.   Annuities currently enjoy an advantage over certain other savings mechanisms because the annuitant receives a tax-deferred accrual of interest on his or her investment.  Due to the prevailing low interest rate environment, industry-wide demand for fixed annuity products was weak in 2010.

Single Premium Deferred Annuities.  Single Premium Deferred Annuities (“SPDAs”) provide for a single, lump sum premium at time of issue, an accumulation period and an annuity payout period beginning at some future date.  During the accumulation period, the account value of the annuitant is credited with earnings at a current interest rate that is guaranteed for periods ranging from one to six years, at the annuitant’s option, and thereafter is subject to change based on market and other conditions.  Each contract also has a minimum guaranteed rate.  The accrual of interest during the accumulation period is on a tax-deferred basis to the annuitant.  After the number of years specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity as a single payment, a specified income for life, or a specified income for a fixed number of years.  The annuitant is permitted at any time during the accumulation period to withdraw all or part of the single premium paid plus the amount credited to his or her account.  Any such withdrawal, however, typically is subject to a surrender charge during the early years of the annuity contract.

Flexible Premium Deferred Annuities.  Flexible premium deferred annuities provide similar benefits to those provided by single premium products, but instead permit periodic premium payments in such amounts as the holder deems appropriate.  Flexible premium deferred annuities are not available in every state.

All of our deferred annuity products provide minimum interest rate guarantees.  These minimum guaranteed rates range from 1.1% to 5.5% annually and the contracts (except for immediate contracts discussed below) are designed to permit us to change the crediting rates annually after the initial guarantee period subject to the minimum guaranteed rate.  In determining the frequency and extent of changes to the interest-crediting rate, we take into account the profitability of our annuity business and its relative competitive position in the marketplace.

Our deferred annuity products are designed to encourage persistency by incorporating surrender charges that exceed the cost of issuing the policy.  An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years after purchase of the annuity without incurring significant penalties in the form of surrender charges.  As of December 31, 2010 and 2009, approximately 42.5% and 43.7%, respectively, of our deferred annuity contracts in force (measured by reserves) are subject to surrender charges.

Single Premium Immediate Annuities.  Our single premium immediate products guarantee a stream of payments, which begin within the first contract year (as opposed to being deferred) and continue for the life of the annuitant or for a specified period of time. In an immediate annuity, the payment may be guaranteed for a period of time (typically five to twenty years).  If the annuitant dies during the guarantee period, payments will continue to be made to the annuitant’s beneficiary for the balance of the guarantee period.  Immediate annuities differ from deferred annuities in that they generally provide for fixed payments that are not subject to surrender or loan.  The implicit interest rate on immediate annuities is based on market conditions that exist at the time the annuity is issued and is guaranteed for the term of the annuity.

A deferred immediate annuity (“Sentinel”) was approved by the New York State Insurance Department (“NYSID”) and was introduced in 2010.

The following table summarizes annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five fiscal year period ended December 31, 2010, in each case, as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

ANNUITIES IN FORCE AS OF DECEMBER 31,

	2010	2009	2008	2007	2006
	(dollars in thousands)
Single Premium
Deferred	$ 1,842,759	$ 1,876,532	$ 1,854,726	$ 1,977,713	$ 2,350,978
Immediate	591,161	584,037	588,324	613,952	641,173
Other Annuities	441,280	439,615	437,844	442,413	441,938
Total Annuities	$ 2,875,200	$ 2,900,184	$ 2,880,894	$ 3,034,078	$ 3,434,089

Number of annuity contracts in force	54,029	56,137	57,087	61,309	69,538

Average size of annuity contract in force	$ 53.2	$ 51.7	$ 50.5	$ 49.5	$ 49.4

Total dollar amount of annuity surrenders	$ 119,136	$ 162,382	$ 283,129	$ 535,149	$ 480,075

Ratio of surrenders and withdrawals to mean surrenderable annuities in force*	5.8%	7.9%	13.4%	22.8%	18.0%

*See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Interest Rate Risk”

The reduction in annuity surrenders since 2007 is attributable to a reduction in policies coming off surrender charges, when compared to prior years when large blocks of policies came off their surrender charge period.

Annuity Considerations – The following table sets forth certain information with respect to our annuity considerations for each of the five fiscal years ended December 31, 2010, as determined in accordance with statutory accounting principles, which include as revenue the consideration from policyholders in such years other than consideration from immediate annuities without life contingencies.  The information below differs from the premiums shown on the Company’s consolidated financial statements in accordance with GAAP in that, under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Company’s consolidated balance sheet.

Distribution of Products – By Gross Annuity Considerations

	For the fiscal years ended December 31,
	2010	2009	2008	2007	2006
Single Premium	(dollars in thousands)
Deferred	$ 44,422	$ 145,795	$ 109,180	$ 94,161	$ 118,613
Immediate	51,198	39,427	30,035	24,785	27,539
Other Annuities	5,839	5,693	7,308	9,900	9,462

Total Annuities	$ 101,459	$ 190,915	$ 146,523	$ 128,846	$ 155,614

Life Insurance

We offer the following life insurance products:

Graded Benefit Whole Life.  Graded benefit life policies are designed for the upper age (i.e., ages 40-80 in most states), substandard applicant.  Depending upon age, these policies provide for a limited death benefit of the return of premium plus 5% interest for either two or three years.  Thereafter, the death benefit is limited to the face amount of the policy.  This product typically is offered with a maximum face value of $50,000.

Simplified Issue Whole Life.  In 2009, we introduced a simplified issue whole life policy for customers who would not qualify for standard risk rates, but who want immediate coverage as opposed to graded benefit life, which has a modified face amount for two to three years. The rates are substandard based on the impairments that are deemed acceptable by the Company for that risk classification. The maximum face amount available is $20,000 and underwriting is required to approve for issue.  Field underwriting by the agent is required at the time of the application. The applicant is required to disclose medical information, which is then verified by the Company to ascertain if the risk is acceptable or greater than the impairments that qualify for the product.  If the applicant is not eligible by underwriting standards, we can offer a graded benefit life policy. Underwriting rules for reinstatement of a simplified issue whole life policy must meet the same risk classification it was at issue, or the policyholder is declined reinstatement.

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

Other.  Other life insurance products in force, but no longer being issued, include universal life, whole life and term life.  Universal life policies, both flexible premium and single premium, are interest-sensitive products, which typically provide the insured with “non-participating” (i.e., non-dividend paying) life insurance with a cash value.  Current interest is credited to the policy’s cash value based primarily upon prevailing interest rates but not less than the guaranteed rate specified in the policy.  Whole life policies are products that provide the insured with life insurance with a guaranteed cash value.  Typically, a fixed premium, which costs more than comparable term coverage when the policyholder is younger, but less than comparable term coverage as the policyholder grows older, is paid over a period of years.  Whole life insurance products combine insurance protection with a savings plan that gradually increases over a period of time, which the policyholder may borrow against.  Term life policies are products that provide insurance protection if the insured dies during the time period specified in the policy.  No cash value is built up.  Term life products provide the maximum benefit for the lowest initial premium outlay.

The Company continues to maintain its life insurance in force business and this may require additional underwriting (i.e., reinstatements, re-entries and conversions).  In that regard, the Insurance has adopted and follows detailed, uniform underwriting procedures designed to assess and quantify insurance risks.  To the extent that a policyholder eligible for reinstatement, reentry or conversion does not meet the Company’s underwriting standards at the standard risk classifications, the Company may offer to issue a classified, substandard or impaired risk policy for a risk adjusted premium amount rather than declining the application.  The amount of the Insurance Company’s impaired risk insurance in force in proportion to the total amount of its individual life insurance in force was approximately 4.9% at December 31, 2010.

Insurance Policies In-force – The following table sets forth universal, whole and term life insurance policies in-force, as well as certain statistical data for each of the five years ended December 31, 2010.

	2010	2009	2008	2007	2006
	(dollars in thousands)
Beginning of year:
Universal	$ 392,738	$ 410,171	$ 425,496	$ 429,538	$ 443,738
Whole [1]	192,395	193,130	189,894	171,558	158,669
Term	536,203	575,705	612,507	650,584	703,665
Total	$ 1,121,336	$ 1,179,006	$ 1,227,897	$ 1,251,680	$ 1,306,072

Sales and additions:
Universal	825	1,581	1,700	8,833	2,642
Whole [1]	58,732	46,305	53,247	71,170	62,575
Term	-	-	-	-	-
Total	59,557	47,886	54,947	80,003	65,217

Terminations:
Death	20,544	17,529	17,562	12,834	14,991
Surrenders and conversions	23,019	26,050	23,053	25,211	21,488
Lapses	50,493	53,853	54,543	56,757	75,276
Other	7,022	8,124	8,681	8,984	7,854
Total	101,078	105,556	103,839	103,786	119,609

End of year:
Universal	374,849	392,738	410,171	425,496	429,538
Whole [1]	204,128	192,395	193,130	189,894	171,558
Term	500,838	536,203	575,705	612,507	650,584
Total	$ 1,079,815	$ 1,121,336	$ 1,179,006	$ 1,227,897	$ 1,251,680

Total reinsurance ceded	$ 576,973	$ 613,254	$ 656,997	$ 710,494	$ 755,516

Total insurance in-force at end of year net of reinsurance	$ 502,842	$ 508,082	$ 522,009	$ 517,403	$ 496,164

1 Includes graded benefit life insurance products

Accident and Health Insurance

New York Statutory Disability Benefits (“DBL”) are short-term disability contracts issued to employers of one or more employees in New York State.  The benefit must be equal or better, in every respect, to the minimum benefits defined in the New York Disability Benefits Law.  The minimum benefit allowed is 50% of the weekly earnings to a maximum of $170 commencing on the 8th day of non-occupation disabilities for a maximum of 26 weeks in any 52 week period for any one disability.  With few exceptions, employers are required to provide this coverage to their New York employees.

Ancillary Products

We offer ancillary accident and health lines designed to further protect against risks to which our core customer is typically exposed.  These products combined contributed only 3.4% to our total premiums in 2010; however, we are expecting this percentage to increase in 2011.  The majority of these products, excluding dental, is reinsured and the administration of these products is handled by a third- party administrator.  Our ancillary product offerings include the following:

▪

Medical Stop Loss:  Medical stop loss coverage is sold to employers (not individual employees) to cover their liabilities as incurred in the administration of self-funded medical plans. These are plans that are governed by ERISA. The employer does not buy a fully-insured plan from a carrier, but instead opts to pay the benefits for its medical plan itself.  The parameters of these benefits are spelled out in a plan document that is disseminated to employees.  The employer then purchases stop loss coverage to insure it against claims in excess of contractually designated amounts. The coverage purchased by the employer will typically cover the risk that a claim on an individual employee exceeds a certain level and the risk that the overall claims for the plan (less whatever amount is covered under the specific deductible) exceeds a given level. Both types of plans generally have a maximum reimbursement level and are reinsured at approximately 85-90%.

▪

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

▪

Individual impaired risk disability:  The individual substandard disability product provides disability income insurance.  Individually underwritten policy for the substandard risk market, this was designed for individuals that may have been declined for normal disability coverage with another carrier.

▪

Hospital indemnity products:  This is a limited benefit policy that provides a combination of hospital indemnity and limited medical-surgical benefits, available to persons and their dependents.   Optional accidental death and dismemberment (“AD&D”), dental or vision benefits are offered.  Our hospital indemnity products provide a daily benefit (ranging from $100 to $2,000 per day) for medically necessary inpatient confinements up to a maximum number of days and a limited dollar benefits for treatment of medical conditions.  The policy does not cover all medical expenses.

▪

Accident products:  This is a limited benefit policy not intended to cover all medical expenses. Our accident emergency room policy provides accident-only benefits for accident/dental medical and AD&D with an accident/sickness emergency room benefit.  Subject to deductibles, limits and maximums, the policy will pay the selected benefit amount (ranging from $1,000 to $10,000 per injury/sickness).

Marketing and Distribution

The Insurance Company is licensed to market insurance products in all 50 states and the District of Columbia.  The Insurance Company distributes our annuity and life insurance products through 1,273 independent general agents (376 of which are located in New York State).  These general agents, in turn, distribute the Insurance Company’s products through their 14,081 licensed insurance agents or brokers, most of whom also distribute similar products marketed by other insurance companies.  We believe that we offer innovative products and quality service and that our product commission rates are competitive.  The New York State Department of Insurance “NYSID” regulates general agent commission rates.

The independent general agent system is our primary product distribution system.  Management believes that the general agent distribution system provides cost advantages to us because we incur minimal fixed costs associated with recruiting, training and maintaining agents via our general agents.  Therefore, a substantial portion of the costs normally associated with product distribution is variable.  Distribution costs rise and fall with the level of business.

We utilize many general agents to distribute our products and therefore we are not dependent on any one general agent for a substantial amount of our business.  On the other hand, independent general agents and their licensed agents and brokers are not captive to the Company.  Management believes that interest crediting rates, general agent product commission levels, annuity and life product features, company support services and perceived company financial stability help determine our competitive position at any given point in time and influence general agents and their licensed agents and brokers to distribute our products.  Generally, we issue annuity contracts along with the general agent’s commission within two business days after application receipt.  We also provide general agent support by providing direct access to the Insurance Company’s senior executives.  Annuity contract and life insurance policyholders may access information regarding their individual holdings via the Company’s website or toll-free telephone number.

Our top ten general agents, as measured by combined 2010 annuity and life premiums, accounted for approximately 27% of our sales in 2010.  No single general agent accounted for more than 4.4%.  Management does not believe that the loss of any single distribution source would have a material adverse impact on our business.  However, the simultaneous loss of several distribution sources would diminish our product distribution and reduce sales unless these sources were timely replaced.  To guard against this contingency, we continuously recruit new independent general agents.

Policy Claims

Individual life claims are received and reviewed by claims examiners at our home office.  The initial review of claims includes verification that coverage is in force and that the claim is not subject to exclusion under the policy.  Birth and death certificates are basic requirements.  Medical records and investigative reports are ordered for contestable claims.

Reinsurance

We follow the usual industry practice of reinsuring (“ceding”) portions of our life insurance and medical stop loss risks with other companies, a practice that permits us to write policies in amounts larger than the risk we are willing to retain and to obtain commissions on the insurance ceded and thereby reduce our net commission expense.  The maximum amount of individual life insurance we normally retain on any one life is $50,000 per policy and $100,000 per life.  We cede primarily on an “automatic” basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a “facultative” basis, under which the reinsurer’s prior approval is required on each risk reinsured.  The maximum retention of the group medical stop loss business varies, but typically we cede 85% to 90% on a quota share basis.

Use of reinsurance does not discharge an insurer from liability on the insurance ceded.  An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from the reinsurer.  At December 31, 2010, of the approximately $1.1 billion of the Company’s individual life insurance in force, we had ceded to reinsurer’s approximately $577 million.  The principal reinsurance companies of individual life policies with whom we did business at December 31, 2010 were Transamerica International Re, Ltd. (not rated by A.M. Best) and Swiss Re Life and Health America, Inc. (A.M. Best rating of “A (Excellent)”).

Competition

We operate in a highly competitive environment.  There are numerous insurance companies, banks, securities brokerage firms and other financial intermediaries marketing insurance products, annuities and other investments that compete with us, and many of these companies are more highly rated and have substantially greater resources than we do.  Management believes that the principal competitive factors in the sale of annuity and life insurance products are product features, commission structure, perceived stability of the insurer, claims paying rating and service.  Many other insurance and financial services companies are capable of competing for sales in our target markets.

Management believes that our ability to compete is dependent upon, among other things, our ability to retain and attract independent General Agents to market our products and to successfully develop competitive, profitable products.

Management believes that we have good relationships with our agents, that we have an adequate variety of products approved for issuance and that we generally are competitive within the industry in all applicable areas.

Investments and Investment Policy

Investment Portfolio Summary

The following table summarizes the Company's investment portfolio at December 31, 2010.  This table consists primarily of fixed maturity investments available for sale, which are carried at fair value.

		% of Total
	Total Carrying Value[1]	Estimated Fair Value
	(dollars in thousands)
Fixed Maturities
Bonds and Notes:
U.S. Government, government agencies
and authorities	$ 167,537	4.49%
States, municipalities and political subdivisions	288,738	7.74
Investment grade corporate	2,088,308	55.95
Public utilities	474,318	12.71
Below investment grade corporate	111,678	2.99
Mortgage backed	158,549	4.25
Investment grade preferred stocks Below investment grade preferred stocks	59,982 42,888	1.61 1.15

Total Fixed Maturities	3,391,998	90.89

Equity Securities
Common stock	1,279	0.03

Other Investments:
Policy loans	19,607	0.53
Real Estate	415	0.01
Limited partnerships[2]	195,501	5.24
Derivatives	9,402	0.25
Cash and short-term investments	113,882	3.05

Total cash and investments	$ 3,732,084	100.00%

_______________________________________________________________________________

1All fixed maturity and equity securities are classified as available for sale; accordingly total carrying value equals estimated fair value.  Quoted market prices for most publicly traded securities are available.  Where quoted prices are unavailable, prices are obtained from securities dealers and valuation methodologies.

2Consists of investments in limited partnerships, which are accounted for under the fair value and equity methods.  See Note 1D to the Notes to the Consolidated Financial Statements for an explanation of the methodology used to value "Limited Partnerships."

Investment Grade Securities

As of December 31, 2010, approximately 89% or $3.31 billion of our investment portfolio consisted of investment grade securities (according to the designations of the National Association of Insurance Commissioners (“NAIC”)) and investment grade short-term commercial paper.  Of that amount, approximately $2.1 billion consisted of investment grade corporate bonds and preferred stock and $113.9 million consisted of short term securities and commercial paper rated A1/P1 or higher.  The remaining $1.0 billion, consisting of U.S. Government bonds and government agency securities, public utility bonds and commercial mortgage backed securities, are discussed below.  Included in the investment grade portfolio, the Company has $433.1 million of securities designated as Rule 144A Investments that have not been registered under the Securities Act of 1933.  These securities are freely tradable amongst institutions that are qualified institutional buyers under Rule 144A.  Many of these securities may be exchanged for fully registered securities at the option of the issuer at a future date.

Below Investment Grade Securities

As of December 31, 2010, the Company held approximately $195.3 million in below investment grade securities, according to NAIC designations, representing approximately 5.2% of our investment portfolio.  This compares to $224.6 million, or 6.2% of our investment portfolio at December 31, 2009.  Of the 2010 amount, $111.7 million consisted of corporate bonds, $42.9 million of preferred stock, $32.4 million of public utility bonds, $6.4 million of commercial mortgage-backed obligations and $1.9 million of local governmental authority bonds.  Of these, approximately $144.8 million (74.1%) were rated at the highest below-grade investment level.  Approximately 99.9% of the Company’s holdings of below grade bonds were originally purchased at investment grade levels.  Included in the below-grade bond portfolios are non-performing assets totaling $1.9 million at current fair value, or 0.05% of total invested assets.

Government Bonds and Agency Securities

As of December 31, 2010, the Company held approximately $167.5 million in U.S. Treasury or other government agency bonds consisting primarily of U.S. Treasury and GNMA, FNMA, FHLMC and FHLB obligations.

States, Municipalities and Political Subdivisions

As of December 31, 2010, the Company held $288.7 million in municipal bonds of states, political subdivisions, and special revenue and tax assessment bonds. 100% of these bonds are considered investment grade. As a result of the Economic Recovery Act of 2009, the Federal Government provided a 35% subsidy of municipal interest to 2009 and 2010 municipal issuers that funded infrastructure projects, including elementary and secondary schools, college housing and related projects, highways and various road projects, water and wastewater improvements, and a variety of building projects. In return, the municipal issuers agreed to issue municipal bonds where the interest is subject to Federal income tax. Known as “Build-America Bonds”, this program created a new money investment opportunity for us in 2009 and 2010.  Most of the bonds purchased carry ratings higher than AA3 by Moody’s, AA- by Standard and Poor’s or AA- by Fitch Investor Services and provide yields on 12-20 year maturity bonds that exceed yields on 10-year BBB-rated corporate bonds. All of these bonds are rated NAIC “1”.  During 2010, we invested $183.3 million in Build-America bonds at an average yield of 5.20%. This represented approximately 42% of new money purchases in 2010.

Public Utility Bonds

As of December 31, 2010, the Company held $474.3 million in public utility bonds, representing 12.7% of the investment portfolio.  Of that amount, 93% or $441.9 million consisted of investment grade securities.  Approximately 82% of the holdings represented bonds issued by the operating companies of electric and gas utilities, with the balance consisting of an assortment of electric utility holding company bonds, capital trust securities and U.S. dollar holdings in foreign electric and water utilities.  The portfolio is diversified, with 121 individual holdings of primarily investment-grade companies.  Given their large and continuing need for additional capital, public utilities are sensitive to a general rise in overall interest rates.  However, regulatory agencies generally provide regulatory support in increasing interest rate environments because of the nature of utility service.  A number of these public utilities own and operate nuclear facilities and are exposed to the risks related thereto.

Mortgage Backed Securities

As of December 31, 2010, approximately $158.5 million (4.2%) of the Company’s investment portfolio was invested in commercial mortgage-backed obligations (“CMBS”), purchased as mezzanine level debt, between 1995 and 2001.  This compares to $197.2 million, or 5.4% of the Company’s portfolio at December 31, 2009.  A significant portion of this CMBS portfolio is scheduled to mature over the next three years, although expected maturities could be extended based upon the slowdown of prepayments.  Of the CMBS portfolio, approximately 73% have an A rating or better and 23% are rated Baa. The remaining 4% are considered non-investment grade.  The Company has not made any direct investments in residential mortgage backed securities (“RMBS”) since 2003.  The Company’s total RMBS exposure is approximately $2.0 million or 0.05% of invested assets.  These securities are all investment-grade rated.

Collateralized Debt Obligations

The Company has a small portfolio (approximately $0.9 million or 0.02% of invested assets at December 31, 2010) of collateralized debt obligations (“CDO”) that were purchased between 1997 and 1999.  These securities are collateralized with high yield bank loans and high yield bonds.  These positions have unrealized gains.  The CDO portfolio was responsible for generating approximately $0.4 million of income in 2010.

Limited Partnerships

As of December 31, 2010, approximately $195.5 million (5.2%) of the Company’s investment portfolio consisted of interests in approximately 70 limited partnerships, which are engaged in a variety of investment strategies, including debt restructurings, real estate, international opportunities, merchant banking, oil and gas, infrastructure and multi-strategy hedge funds.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which except for hedge fund investments, may be mitigated by our ability to receive quarterly distributions of partnership earnings.

The carrying value of the Company’s investments in limited partnerships as of December 31, 2010, 2009 and 2008 was approximately $195.5 million, $212.7 million and $253.8 million respectively.  Net realized investment gains derived from the Company’s interests in limited partnership investments under the fair value method, aggregated approximately $26.1 million, $7.2 million and $21.2 million in fiscal 2010, 2009 and 2008 respectively.  Equity in earnings (loss) derived from the limited partnerships under the equity method, totaled approximately ($5.5 million), ($66 thousand) and ($8.3 million) in fiscal 2010, 2009 and 2008 respectively.

(In thousands)	2010	2009 (As restated) (See footnote 15)	2008 (As restated) (See footnote 15)
Equity in earnings (loss) on limited partnerships	$ (5,450)	$ (66)	$ (8,283)
Net realized investment gains	26,172	7,173	21,219
	$ 20,722	$ 7,107	$ 12,936

Pursuant to the terms of certain limited partnership agreements to which we are a party, we are committed to contribute, if called upon, an aggregate of approximately $58.3 million of additional capital to such limited partnerships.  Commitments of $31.6 million are expected to expire in 2011, $25.5 million in 2012 and $1.2 million in 2013.

Dividends paid on the limited partnerships totaled approximately $718 thousand and $192 thousand in fiscal years 2010 and 2009, respectively.

At December 31, 2010, the private equity fund investments included above are not redeemable (except for hedge funds) during the lives of the funds and have expected remaining lives that extend in some cases 10 years.  At that date, 32% of the total above had expected remaining lives of less than three years, 43% between 3 and 7 years and 25% between 7 and 10 years.  Expected lives are based upon legal maturity, which can be extended typically in one-year increments.

The Company is invested in three hedge fund limited partnerships with a carrying value of $43.5 million as of December 31, 2010.  Two of these partnerships each contain liquidity provisions that allow the Company to withdraw amounts equal to the total capital account balance, annually, with notice requirements of 30-90 days.  These withdrawals are subject to a holdback of 5-10%, with final distributions pending the completion of the partnership’s annual audit.  One of these partnerships contain private special investments, which equal approximately 22% of its carrying value, that may also be excluded from the withdrawal process and subject to liquidation at a later date.  One of the hedge funds had its assets located at the prime brokerage unit of Lehman Brothers International (Europe) (“LBIE”), located in the United Kingdom.  Since September 2008, when Lehman Brothers filed for bankruptcy, the assets were frozen and the claims to such assets are subject to the resolution of the bankruptcy proceedings.  Due to the complexities surrounding the LBIE proceedings, the Company cannot forecast with any certainty when it will be resolved. On December 31, 2010, the Company liquidated four hedge fund investments at market value except for approximately $430,000 of private special investments held by one of the liquidated funds.

Approximately 22% of the Company’s investment portfolio in limited partnerships is involved in distressed asset investments. These limited partnerships take positions in debt and equity securities, loans originated by banks and other liabilities of financially troubled companies.  Investments in companies undergoing debt restructurings, which by their nature have a high degree of financial uncertainty, may be senior, unsecured or subordinated indebtedness.  This makes such underlying investments particularly sensitive to interest rate increases, which could affect the ability of the borrower to generate sufficient cash flow to meet its fixed charges.

Approximately 13% of the Company’s limited partnership portfolio generally invests in real estate assets, real estate joint ventures and real estate operating companies.  These partnerships seek to achieve significant rates of return by targeting investments that provide a strategic or competitive advantage and are priced at levels that the general partner believes to be attractive.

The limited partnerships that are involved in merchant banking activities generally seek to achieve significant rates of return (including capital gains) through a wide variety of investment strategies, including leveraged acquisitions, bridge financing, and other private equity investments in existing businesses.

Despite earning positive returns on its limited partnership investments and their substantial contributions to the Company’s profits in the years prior to the very significant market and economic downturn from 2008 to 2010, the Company’s limited partnership investments have performed poorly since late 2008, contributing significant pressure on our net investment income and net income.  In addition, the ratings agencies that evaluate the Company’s claims paying ability generally have an unfavorable view of such investments, which the Company believes has had a negative effect on the Insurance Company’s A.M. Best ratings.  As such, although the limited partnership investments have historically contributed substantially to the Company’s profits, they have not enabled the Company to achieve the ratings upgrades that might be expected to accompany our profitable performance.  This factor is continually monitored by Company’s management in determining whether and to what extent the Company will continue to invest in limited partnerships at current, reduced or increased levels.  The Company has not made any new commitments to limited partnership investments since April 2008.  Such decisions will be subject to the approval of the Chief Investment Officer and the Investment Committee and the review and approval by the Board of Directors of the Insurance Company and the Company, as the case may be.

There can be no assurance that we will again achieve the same level of positive returns on our investments in limited partnerships that we achieved in years prior to the downturn or that we will achieve any returns on such investments at all.  In addition, there can be no assurance that we will receive a return of all or any portion of our current or future capital investments in limited partnerships.  The failure to receive the return of a material portion of our capital investments in limited partnerships would have a material adverse effect on our financial condition and results of operations.

Other Investments

As of December 31, 2010, the Company’s investment portfolio included approximately $102.9 million (2.8%) invested in preferred stock, and approximately $1.3 million (0.03%) invested in common stock.  The Company’s only direct real estate investments are two buildings in Nyack, New York, which are used as our home office, and two acres of undeveloped land in Nyack, New York.

Scheduled Maturities, NAIC Designations and Credit Ratings

The following table sets forth the scheduled maturities for the Company’s investments in bonds and notes as of December 31, 2010.

Maturity [1]	Estimated Fair Value [2]	Percent of Total Estimated Fair Value [2]
	(in thousands)
Due in one year or less [3]	$ 248,950	7.57
Due after one year through five years	877,227	26.67
Due after five years through ten years	765,440	23.27
Due after 10 years	1,238,962	37.67
Total	3,130,579	95.18
Mortgage-backed bonds (various Maturities)	158,549	4.82
Total bonds and notes	$ 3,289,128	100.00%

   1 This table is based upon stated maturity dates and does not reflect the effect of prepayments, which would shorten the average life of these securities.  All securities are classified as available for sale; accordingly total carrying value equals estimated fair value.

      2 Quoted market prices for most publicly traded securities are available.  Where quoted prices are unavailable, prices are obtained from securities dealers and valuation methodologies.

      3 Excludes commercial paper of ninety days or less.

The NAIC assigns securities quality ratings and uniform prices called “NAIC Designation”, which are used by insurers when preparing their statutory annual statements.  The NAIC annually assigns designations at December 31 to publicly traded as well as privately placed securities.  These designations range from class 1 to class 6, with a designation in class 1 being of the highest quality.  Of the bonds and notes in the Company’s investment portfolio, approximately 95.4% were in one of the highest two NAIC Designations at December 31, 2010.

The following table sets forth the carrying value and estimated fair value of the securities in the table above according to NAIC Designations at December 31, 2010.

NAIC Designations (generally comparable to Moody’s ratings [1]	Estimated Fair Value [2]	Percent of Total Estimated Fair Value [2]
	(in thousands)
1 (Aaa, Aa, A)	$ 1,776,396	54.01
2 (Baa)	1,366,692	41.55
Total investment grade	3,143,088	95.56
3 (Ba)	107,887	3.28
4 (B)	27,440.84
5 (Caa, Ca)	8,056.24
6 (C)	2,657.08
Total non-investment grade [3]	146,040	4.44
Total	$ 3,289,128	100.00%

1 Comparison between NAIC Designations and Moody’s rating is as published by the NAIC.  NAIC class 1 is considered equivalent to an A or higher rating by Moody’s; class 2, Baa; class 3, Ba; class 4, B; class 5, Caa and Ca; and class 6, C.  All securities are classified as available for sale; accordingly total carrying value equals estimated fair value.

2 Quoted market prices for most publicly traded securities are available.  Where quoted prices are unavailable, prices are obtained from securities dealers and valuation methodologies.

3 Approximately 99.93% of the non-investment grade bonds represent bonds that experienced credit migration from investment grade status.

The following table sets forth the composition of the Company’s bond and notes portfolio by rating as of December 31, 2010.

Rating [1]	Estimated Fair Value [2]	Percent of Total Estimated Fair Value [2]
	(in thousands)
Aaa	$ 296,735	9.02
Aa	392,532	11.94
A	993,616	30.21
Baa	1,443,373	43.88
Total investment grade [3]	3,126,256	95.05
Ba	129,643	3.94
B	22,147.67
Caa, Ca	7,133.22
C or lower	3,949.12
Total non-investment grade	162,872	4.95
Total	$ 3,289,128	100.00%

1 Ratings are those assigned primarily by Moody’s when available, with remaining ratings assigned by Standard & Poor’s and converted to a generally comparable Moody’s rating.  Bonds not rated by any such organization (e.g., private placement securities) are included based on the rating prescribed by the Securities Valuation Office of the NAIC.  NAIC class 1 is considered equivalent to an A or higher rating; class 2, Baa; class 3, Ba, and classes 4-6, B and below.  All securities are classified as available for sale; accordingly total carrying value equals estimated fair value

2 Quoted market prices for most publicly traded securities are available.  Where quoted prices are unavailable, prices are obtained from securities dealers and valuation methodologies.

3 Approximately 5.4% consists of U.S government and agency bonds.

New York State Insurance Department Regulation 130

The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYSID.  Under this Regulation, the Insurance Company’s ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting.  As of December 31, 2010, approximately 4.0% of the Insurance Company’s total admitted assets were invested in below investment grade debt securities.  Included in the below investment grade debt securities were 6 bond holdings in the Insurance Company’s investment portfolio that were in or near default, with an estimated fair value totaling $1.7 million (0.05%) at December 31, 2010.  For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”  Also see “Note 2 to the Notes to Consolidated Financial Statements” for certain other information concerning the Company’s investment portfolio.

Insurance Regulation

General

Life insurance companies and their parent holding companies are subject to extensive regulation and supervision, primarily by the states in which they transact business.  Most states require insurance companies and their holding companies to register with the insurance regulatory authority of the state of domicile and to furnish to it financial and other information that may materially affect the operations, management or financial condition of the insurer.  State insurance laws establish regulatory agencies with broad administrative and supervisory powers.  Principal among these powers are granting and revoking licenses to transact business; regulating marketing and other trade practices; operating guaranty associations; licensing agents; approving policy forms; regulating premium rates; regulating insurance holding company systems; establishing reserve requirements; prescribing the form and content of required financial statements and reports; performing financial, market conduct and other examinations; determining the reasonableness and adequacy of statutory capital and surplus; defining acceptable accounting principles; regulating the type, valuation and amount of investments permitted; and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.

The Insurance Company is domiciled in and subject to regulation by the State of New York, as well as the other states in which it transacts business.  The laws and regulations of New York applicable to insurance holding companies require, among other things, that all transactions within a holding company system be fair and equitable.  In addition, many transactions require prior notification to or approval of the Superintendent of Insurance of the State of New York (the “Superintendent”).  In addition, insurance regulators periodically examine the Insurance Company’s financial condition, adherence to statutory accounting practices and compliance with the insurance department’s rules and regulations.  As part of their routine regulatory oversight process, the New York State Insurance Department (“NYSID”) conducts detailed examinations of the books, records and accounts of the Insurance Company every three years.  The Insurance Company’s most recently completed examination covered the three-year period ending December 31, 2006 and the NYSID issued its final report on March 14, 2008.  The NYSID’s review did not reveal any issues that materially affected the Company’s financial condition or that deviated from the New York Insurance Law, NYSID regulations and circular letters or the operating rules of the Company.  The NYSID indicated that it would continue to review the pricing methodologies and assumptions of our products in light of New York’s Self-Support regulations, which state that life insurance companies domiciled or conducting business in the State of New York are prohibited from selling insurance products that are priced with an expected loss based on reasonable actuarial assumptions.  The NYSID is currently conducting an examination of the Insurance Company for the three-year period ending December 31, 2009 and a final report is expected in 2011.

Statutory Reporting Practices

The Insurance Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NYSID.  The NYSID has adopted the provisions of the NAIC’s Statutory Accounting Practices (“SAP”) as the basis for its statutory reporting practices.  SAP is used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP.  The following are some of the major differences between SAP and GAAP:

▪

SAP, unlike GAAP, utilizes asset valuation reserves and interest maintenance reserves, which are intended to stabilize surplus from fluctuations in the value of the investment portfolio.

▪

Future policy benefits and policyholders' account balances under SAP differ from GAAP due to differences between actuarial assumptions and reserving methodologies.

▪

Certain policy acquisition costs, such as commissions, sales inducements and certain expenses related to policy issuance and underwriting are expensed as incurred under SAP, but are deferred under GAAP and amortized over the premium-paying period of the related policies or based on past and projected profits to achieve a matching of revenues and expenses.

▪

Under GAAP, deferred Federal income taxes provide for temporary differences which are recognized in the consolidated financial statements in a different period than for Federal income tax purposes. Deferred taxes are also recognized under SAP; however, there are limitations as to the amount of deferred tax assets that may be reported as admitted assets. Under SAP, the change in the deferred taxes is recorded in surplus, rather than as a component of income tax expense.

▪

Under SAP, the Company’s portfolio of debt securities are recorded at amortized cost, except for securities that are in or near default, that are reported at fair value. Under GAAP, debt securities are carried at amortized cost or fair value based on their classification as either held to maturity or available for sale.

▪

Certain assets, such as furniture and equipment, agents’ debit balances, and prepaid expenses, are not admissible under SAP but are recognized under GAAP.

▪

Under SAP, premiums from Universal Life and deferred annuities are recognized as premiums when received.  Under GAAP, the premiums received are recorded as an increase in liability for policyholder account balances and revenues are recognized primarily when the policy administration fee portion of premiums and surrender charges are received.

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

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, that it may make to the Company without obtaining prior regulatory approval.  Under New York law, the Insurance Company is permitted, without prior regulatory clearance, to pay a dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the end of the immediately preceding calendar year, or (ii) its statutory net gain (after tax) from operations for the immediately preceding calendar year.  Any dividend in excess of such amount is subject to approval by the Superintendent.  The Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The NYSID has established informal guidelines for such determinations.  The guidelines focus on, among other things, an insurer’s overall financial condition and profitability under statutory accounting practices, which, as discussed above, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP.

In 2010, the Insurance Company paid $23 million in dividends to the Company.  In 2011, the Insurance Company will be permitted to pay a stockholder dividend of up to $26.9 million to the Company without prior regulatory clearance.  However, there can be no assurance that this level of dividend payments will continue to be permitted in future periods.  Accordingly, the Company cannot provide assurance that the Insurance Company will have adequate statutory earnings to support payment of dividends to the Company in an amount sufficient to fund the Company’s cash requirements, including the payment of dividends to our shareholders, or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.

Investment Reserves

Asset Valuation Reserve.  Statutory accounting practices require a life insurance company to maintain an Asset Valuation Reserve (“AVR”) to absorb realized and unrealized capital gains and losses on a portion of an insurer’s fixed income securities and equity securities.  The AVR is required to stabilize statutory surplus from fluctuations in the market value of bonds, stocks, mortgages, real estate and other long-term investments.  The maximum AVR is calculated based on the application of various factors that are applied to the assets in the insurer’s portfolio.  The AVR captures credit-related realized and unrealized capital gains and losses on such assets.  Each year the amount of an insurer’s AVR will fluctuate as the investment portfolio changes and capital gains and losses are absorbed by the AVR.  To adjust for such changes over time, contributions must be made to the AVR in an aggregate amount equal to 20% of the difference between the maximum AVR as calculated and the actual AVR.  These contributions may slow the rate of growth in or reduce the Insurance Company’s surplus.  The impact of the AVR on the Insurance Company’s surplus depends in part on the future composition of the Insurance Company’s investment portfolio.

Interest Maintenance Reserve.  The Interest Maintenance Reserve (“IMR”) captures capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage loans) resulting from interest rate changes, which are amortized into net income over the estimated remaining periods to maturity of the investments sold.  The extent of the impact of the IMR depends on the amount of future capital gains and losses on fixed maturity investments resulting from interest rate changes.

NAIC-IRIS Ratios

The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.  IRIS identifies 12 industry ratios and specifies “normal ranges” for each ratio.  The IRIS ratios were designed to advise state insurance regulators of significant changes in an insurance company’s product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations.  These changes need not result from any problems with an insurance company, but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC.  When an insurance company has four or more ratios falling outside “normal ranges,” state regulators may, but are not obligated to, inquire of the company regarding the nature of the company’s business to determine the reasons for the ratios being outside the “normal range.”  No regulatory significance results from being out of the normal range on fewer than four of the ratios.  For the year ended December 31, 2010, the Insurance Company had one ratio that fell outside the normal range.  The “Change in Premium” ratio fell outside of the normal range due to the significant decrease in our annuity premiums.  Annuity sales decreased by over $100 million as a direct result of the low interest rate environment.

RiskBased Capital

Under the NAIC's risk-based capital (“RBC”) formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount which is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2010, the Insurance Company’s Company Action Level was $69.4 million and the Mandatory Control Level was $24.3 million.  The Insurance Company’s adjusted capital at December 31, 2010 and 2009 was $312.1 million and $280.5 million, respectively, which exceeds all four action levels.  The Company’s RBC ratio as of December 31, 2010 and 2009 was 449% and 388%, respectively.

Assessments against Insurers

Most jurisdictions require insurance companies transacting business in that jurisdiction to participate in guaranty funds that compensate policyholders of insolvent insurance companies.  Insurers authorized to transact business in these jurisdictions generally are subject to assessments based on annual direct premiums written in that jurisdiction.  These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer’s insolvency and, in certain instances, may be offset against future state premium taxes.

The amount of these assessments against the Insurance Company in 2010 and prior years have not been material.  However, the amount and timing of any future assessment against the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Company and the Insurance Company.  As such, no reasonable estimate of such assessments can be made.

Federal Regulation

Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways.  Current and any future federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements, and the removal of barriers restricting banks from engaging in the insurance and mutual fund business.  In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), among other things, established the Federal Insurance Office (“FIO”) within the U.S. Treasury.  Under this law, regulations will need to be created for the FIO to fulfill its mandate to focus on systemic risk oversight.  The FIO is required to gather information regarding the insurance industry and report to Congress a plan to modernize and improve insurance regulation in the U.S.  At this time, it is difficult to predict the extent the Dodd-Frank Act, or any resulting regulations, will impact the Company’s operations.

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

Enterprise Risk Management

Under the current economic environment, the Company’s Enterprise Risk Management ("ERM") program has become more critical in supporting executive decision-making regarding capital management, investment decisions and other key decisions, contributing to the preservation and enhancement of shareholder value.   In 2007, the Company adopted an ERM policy as a methodology and process for the Company to actively manage risks. Management adopted the use of robust capital modeling to help optimize executives’ key decisions. Management has developed a structured ERM framework in order to identify, monitor and mitigate major risks.  Status on key risk management initiatives, as well as risk dashboard reports, is provided to the Board of Directors quarterly.  The framework also allows the Company to clarify corporate governance structure, ensure clear accountability and identify any potential gaps that may emerge in current risk management practices.

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. In May 2010, the A.M. Best Company affirmed the financial strength rating of B+ (Good) and issuer credit rating (“ICR”) of “bbb–” (Good) for the Insurance Company and the ICR of “bb-” (Fair) for Presidential Life Corporation.  The ratings have been assigned a stable outlook.  These ratings were derived from an in-depth evaluation of our balance sheets, operating performance and business profile.  A.M. Best evaluates, among other factors, the Company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not an evaluation directed at investors.

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace.  There can be no assurance that the Company’s or the Insurance Company’s ratings will continue for any given period of time or that they will not be changed.  In the event the ratings are downgraded, the level of revenues or the prospects of the Insurance Company’s business may be adversely impacted.

Affiliates

The Company’s principal subsidiary is the Insurance Company. The Company has three additional subsidiaries, Presidential Securities Corporation, P.L. Assigned Services Corporation and Presidential Asset Management Company, Inc.  In aggregate, these three additional subsidiaries are not material to the Company’s consolidated financial condition or results of operations.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.presidentiallife.com when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.

RISK FACTORS

The following are certain risk factors that could affect the Company’s business, financial condition, results of operations and the trading price of our common stock.  These risk factors should also be considered in connection with evaluating the forward-looking statements contained in this Form 10-K.

Our business has been, and may continue to be, negatively impacted by recent adverse economic and market conditions.

Our business has been adversely affected by the economic and capital markets downturns over the past two years. These downturns have been characterized by higher unemployment, lower family income, lower consumer spending and generally poor investment returns.  Until the U.S. economy improves, our business will continue to be negatively impacted.  In this type of economic environment, among other things, consumers may refrain from purchasing our annuity products; we may experience a higher incidence of claims and lapses or surrender of policies; and our policyholders may choose to defer or stop paying insurance premiums.  Each of these occurrences, and the occurrence of other negative effects which we may not anticipate resulting from the economic downturn or from slow economic growth, would have a material adverse effect on our financial condition and results of operations.

Because our financial condition and operating results are significantly affected by the performance of our investment portfolio, we may be adversely affected by changes in bond yields and interest rates.

Our financial condition and operating results are heavily affected by the performance of our investment portfolio. Most of our portfolio is invested in fixed income securities which are valued on our balance sheet at market value. The market value of fixed income securities generally moves in the opposite direction of the market yields of bonds (bond prices decline when their yields rise). Bond yields may rise or fall in response to market expectations of future interest rates and as a result of changes in the market valuation of the credit worthiness of the relevant issuers. Bond yields were volatile during 2010, which impacted our financial results. Changes in bond yields also affect the rate at which funds are reinvested and this may have an adverse effect on investment income and consequently on our results of operations.

Significant increases or decreases in market interest rates can materially and adversely affect the profitability of our products, our ability to earn predictable returns, the fair value of our investments and the reported value of shareholders’ equity.  A rise in interest rates generally will increase the unrealized loss position of our investment portfolio.  The value of long duration bonds in our investment portfolio is also sensitive to interest rate changes.

Bond yields and interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our interest rate strategy includes maintaining a diversified investment portfolio emphasizing higher-rated securities. Despite our mitigation efforts, a significant increase in interest rates could have a material adverse effect on the returns of our investment portfolio and our results of operations.

Deterioration in the public debt and equity markets would likely lead to losses in our investment portfolio, which would negatively impact our financial results.

Although our investment policies stress diversification of risks, conservation of principal and liquidity through conservative investment guidelines, our investments are subject to general economic conditions, market risks and fluctuations, as well as to risks inherent in particular securities. Prolonged and severe disruptions in the public debt and equity markets, including, among other things, widening of credit spreads, bankruptcies, defaults, and significant ratings downgrades, may put our investments at risk. Market volatility can make it difficult to value certain of our securities if trading becomes less frequent. Depending on market conditions, we could incur substantial additional realized and unrealized investment losses in future periods. Separately, the occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to realize capital losses. Large investment losses could decrease our asset base, thereby affecting our ability to underwrite new business. Additionally, such losses would have a material adverse impact on our equity, business and financial strength.

Our investment portfolio includes below investment-grade or unrated securities that have a higher degree of credit or default risk.  Default losses could adversely affect our results of operations and financial condition.

Our investment portfolio is primarily invested in high quality, investment-grade securities. However, a small portion of the portfolio is invested in below investment-grade or unrated securities. At December 31, 2010, below investment-grade or unrated securities comprised approximately 5.2% of our investment portfolio.  These securities have a higher degree of credit or default risk and are much less liquid than the rest of our portfolio. These securities may also be less liquid in times of economic weakness or market disruptions. While we have in place investment guidelines to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of prolonged economic weakness, we may experience default losses in our portfolio. This may result in a reduction of net income and capital, adversely affecting our financial condition and results of operations.

Our investments in limited partnerships have a significant impact on our results of operations.

As of December 31, 2010, approximately $195.5 million (5.2%) of the Company’s investment portfolio consisted of interests in over 70 limited partnerships managed by various general partners, which are engaged in a variety of investment strategies, including real estate, infrastructure, debt restructurings, oil and gas and merchant banking.  Historically, the returns on these limited partnership investments, although representing a small percentage of our investment assets, have had a disproportionately large impact on our results of operations.  Given the significant impact of our limited partnership investments on our total revenues, the performance of our limited partnership investments has a significant impact on our results of operations.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity.

There can be no assurance that we will achieve the same level of returns on our investments in limited partnerships that we achieved in the years prior to the downturn or that we will achieve any returns on such investments at all.  In addition, there can be no assurance that we will receive a return of all or any portion of our current or future capital investments in limited partnerships.  The failure to receive the return of a material portion of our investments in limited partnerships could have a material adverse effect on our financial condition and results of operations.

We face competition from companies that have greater financial resources, a broader array of products, higher ratings and stronger financial performance than us, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.

We operate in a highly competitive environment.  There are numerous insurance companies, banks, securities brokerage firms and other financial intermediaries marketing insurance products, annuities, and other investments that compete with us.  Management believes that our ability to compete is dependent upon, among other things, our ability to retain and attract independent General Agents to market our products and our ability to successfully develop competitive, profitable products, which includes paying competitive interest rates on our products.  If our competitors are more successful than we are at offering compelling products and paying competitive rates, our results of operations could be negatively impacted.

Because we are a holding company with no direct operations, the inability of our principal subsidiary, the Insurance Company, to pay dividends to us in sufficient amounts would harm our ability to meet our obligations.

We are a holding company and we have no direct operations. Our principal asset is the capital stock of the Insurance Company. Our ability to fund overall operations, pay dividends to shareholders and pay corporate expenses depends primarily on the ability of the Insurance Company to pay dividends or to advance or repay funds to us. Under New York laws and regulations, the Insurance Company may pay dividends to us without prior approval of NYSID up to a certain threshold, or must receive prior approval of NYSID to pay a dividend if such dividends, along with all other dividends paid within the preceding 12 consecutive months exceed the statutory limitation. The current statutory limitation is the lesser of 10% of the statutory surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the prior calendar year.

In addition, the ability of the Insurance Company to pay dividends and advances or repayment of funds to us is restricted by laws requiring insurance companies to hold a specified amount of minimum reserves in order to meet future obligations on their outstanding policies. These regulations specify that the minimum reserves shall be calculated to be sufficient to meet future obligations, after giving consideration to future required premiums to be received, and are based on certain specified mortality and morbidity tables, interest rates and methods of valuation, which are subject to change. In order to meet its claims-paying obligations, the Insurance Company regularly monitors its reserves to ensure that it holds sufficient amounts to cover actual or expected contract and claims payments. At times, we may determine that reserves in excess of the minimum may be needed to ensure sufficiency.

Changes in these laws can constrain the ability of the Insurance Company to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our corporate expenses.

Regulatory, accounting or tax changes may affect the cost of, or demand for, our products or services.

Our insurance business is subject to comprehensive regulation and supervision throughout the United States by both state and federal regulators.  The primary purpose of state regulation of the insurance business is to protect contract owners, and not necessarily to protect other constituencies such as creditors or shareholders. State insurance regulators, state attorneys general, the National Association of Insurance Commissioners, the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”) continually reexamine existing laws and regulations and may impose changes in the future. Changes in federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation, and federal taxation could lessen the advantages of certain of our products as compared to competing products, or possibly result in the surrender of some existing contracts and policies or reduced sales of new products and, therefore, could reduce our profitability.

The adoption of new laws or regulations, enforcement actions or litigation, whether or not involving the Company, could influence the manner in which we distribute our insurance products, which could have an adverse effect on us.

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

Downgrades in our claims paying ability, financial strength or credit ratings may increase our future cost of capital and reduce new sales and increase policy surrenders and withdrawals.

Financial strength ratings are important factors in establishing the competitive position of insurance companies. A downgrade, or the potential for such a downgrade, of any of the ratings for the Company could have a number of adverse effects on our business, including:

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

If our estimated gross profits change significantly from initial expectations we may be required to expense our deferred policy acquisition costs in an accelerated manner, which would reduce our profitability.

Deferred policy acquisition costs represent costs that vary with and primarily relate to the acquisition of new business. These costs are capitalized when incurred and are amortized over the life of the contracts. Current amortization of these costs is generally in proportion to expected gross profits from interest margins and, to a lesser extent, from surrender charges. Unfavorable experience with regard to expected expenses, investment returns, mortality or withdrawals may cause acceleration of the amortization of these costs resulting in an increase of expenses and lower profitability.

Changes in rating agency policies or practices could result in ratings changes unrelated to the Company’s business.

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

We rely on General Agents and agents who are independent from the Company for the distribution of our products.

The independent General Agent system is our primary product distribution system.  Independent General Agents and agents are not captive to the Company.  Management believes that interest crediting rates, General Agent product commission levels, annuity and life product features, Company support services and perceived Company financial stability help determine our competitive nature at any given point in time and influence General Agents and their agents to distribute our products.  The Insurance Company’s top ten General Agents, as measured by combined 2010 annuity and life premiums, accounted for approximately 27% of our sales in 2010.  No single General Agent or agent accounted for more than 4.4% of total sales.  The simultaneous loss of several distribution sources would diminish our product distribution and reduce sales and could have an adverse material impact on our business unless these sources are timely replaced.

A failure in our operational systems or infrastructure could impair our liquidity, disrupt our businesses, damage our reputation and cause losses.

Shortcomings or failures in our internal processes, people or systems could lead to impairment of our liquidity, financial loss, disruption of our businesses, liability to clients, regulatory intervention or reputational damage. For example, our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions. The transactions we process have become increasingly complex and often must adhere to client-specific guidelines, as well as legal and regulatory standards. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions. Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, it could potentially jeopardize our or our clients’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Our businesses may be adversely affected if we are unable to hire and retain qualified employees.

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

Discrepancies between actual claims experience and assumptions used in setting prices for our products would have an adverse effect on our results of operations.

We establish liabilities for amounts payable under life insurance policies, accident and health insurance policies and annuity contracts.  Generally, these amounts are payable over a long period of time and the profitability of the products is dependent on the pricing. Principal assumptions used in pricing policies and in the establishment of liabilities for future policy benefits are investment returns, mortality, expenses and persistency. The reserves reflected in the Company's consolidated financial statements are based upon the Company's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all non-interest-sensitive products.  While we historically have not experienced significant adverse deviations from our assumptions, there can be no guarantee that future estimates and assumptions will not significantly deviate from actual results.

Our business may be adversely affected if the decline in annuity contracts in-force were to continue for an extended period of time:

The declining trend in annuity in force primarily reflects unusually large volumes of business written in 2000 thru 2002.  These contracts started to come off surrender charge at the end of 2005, through the end of 2008, at a relatively large expected surrender rate.  In 2010, annuity surrenders, death claims and policy lapses outpaced new sales causing a slight decline in total annuity in force (see chart on page 34).  The Company believes that surrenders and death claim activity combined with the challenging low interest rate environment for annuity sales may cause total annuities in force to fall.

Our system of internal control ensures the accuracy or completeness of our disclosures and a loss of public confidence in the quality of our internal controls or disclosures could have a negative impact on us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to provide an annual report on our internal control over financial reporting, including an assessment as to whether or not our internal control over financial reporting is effective.  We are also required to have our auditors opine on the effectiveness of our internal control over financial reporting.  We have discovered, and may in the future discover material weaknesses in our internal control that need remediation.  If we determine that our remediation has been ineffective, or we identify additional material weaknesses in our internal control over financial reporting, we could be subjected to additional regulatory scrutiny, future delays in filing our financial statements and a loss of public confidence in the reliability of our financial statements, which could have a negative impact on our liquidity, access to capital markets and financial condition.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

The Company owns, and the Insurance Company leases and is the sole occupant of, two adjacent office buildings located at 69 Lydecker Street and 10 North Broadway in Nyack, New York.  These buildings contain an aggregate of approximately 45,000 square feet of usable office space.

The Insurance Company also owns two acres of unimproved land in Nyack, New York.

Management believes that the Company’s present facilities are adequate for its anticipated needs.

ITEM 3.

LEGAL PROCEEDINGS

On December 30, 2009, an alleged stockholder plaintiff, Alan R. Kahn (the "Plaintiff"), filed a derivative action in the Chancery Court of Delaware, for the purported benefit of the Company, against Mr. Herbert Kurz  ( the then Chairman of the Board of the Company)and the Company's other directors, and the Company itself (as a nominal defendant).  The defendants moved to dismiss the claim for failure to state a claim.  On October 1, 2010, without opposing Defendants’ motion, Plaintiff moved to discontinue the action with prejudice as to Plaintiff only. On October 4, 2010, the Court granted Plaintiff’s application and the case was discontinued.

ITEM 4.

REMOVED AND RESERVED

Part II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “PLFE”.  The following table sets forth, for the indicated periods, the high and low sales prices per share for the common stock on the NASDAQ Global Select Market, and the per share cash dividends declared on the common stock.

	High	Low	Cash Dividends Declared per Share
Fiscal 2009
First Quarter	$ 10.75	$ 5.84	$ .0625
Second Quarter	11.94	7.57	.0625
Third Quarter	11.49	7.28	.0625
Fourth Quarter	11.44	8.85	.0625

Fiscal 2010
First Quarter	$ 10.48	$ 8.90	$ .0625
Second Quarter	12.85	8.80	.0625
Third Quarter	10.09	8.45	.0625
Fourth Quarter	10.05	9.27	.0625

Fiscal 2011
First Quarter
(through March 25, 2011)	$ 10.59	$ 8.79	$ .0625

The Company has paid regular cash dividends since 1980.  The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and the financial condition of the Company.  Any determination to pay dividends is at the discretion of the Board of Directors and is subject to regulatory and contractual restrictions as described in “Part I – Business – Insurance Regulation” and Part II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  On March 25, 2011, there were approximately 490 holders of record of the Company’s common stock (which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and other intermediaries).

The Company did not repurchase any shares of its common stock pursuant to publicly announced plans or programs during 2010.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the cumulative total return of our common stock with:  (i) the S&P 600 SmallCap Index; and (ii) the S&P Life and Health Insurance Index and assumes an investment of $100 on December 31, 2005 in each of our common stock, the stocks comprising the S&P 600 SmallCap Index and the stocks comprising the S&P Life and Health Insurance Index, assuming the reinvestment of dividends.

Total Return To Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE
		Years Ending

Company / Index		Dec06	Dec07	Dec08	Dec09	Dec10
Presidential Life Corporation		17.26	-18.04	-41.83	-4.76	11.35
S&P 600 SmallCap Index		15.12	-0.30	-31.07	25.57	26.31
S&P Life & Health Insurance Index		16.51	11.00	-48.32	15.57	25.25

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec05	Dec06	Dec07	Dec08	Dec09	Dec10
Presidential Life Corporation	100	117.26	96.11	55.91	53.25	59.29
S&P 600 SmallCap Index	100	115.12	114.78	79.11	99.34	125.47
S&P Life & Health Insurance Index	100	116.51	129.33	66.84	77.25	96.76

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data for the Company set forth below for each of the five years in the period ended December 31, 2010 are not necessarily an indication of future operations.  This data should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto and Item 7, Management’s Discussion and Analysis of Operations and Financial Condition.

Year Ended December 31,
	2010	2009[1]	2008[1]	2007[1]	2006[1]
Income Statement Data:	(in thousands, except per share data)
Insurance Revenues	72,604	57,711	49,519	43,022	44,348
Income from Investments and other	224,419	205,244	182,190	321,170	308,859
Total Revenue	$297,023	$262,955	$231,709	$364,192	$353,207
Benefits	229,638	214,557	208,740	217,668	242,218
Interest Expense on Notes Payable	-	754	7,353	9,138	10,432
Expenses, excluding interest	32,570	31,498	31,158	40,011	35,303
Total Benefits and Expenses	262,208	246,809	247,251	266,817	287,953
Provision (Benefit) for Income Taxes	13,275	1,426	(13,049)	33,228	18,732
Net Income (Loss)	$21,540	$14,720	$(2,493)	$64,147	$46,522
Income (Loss) per Share, diluted	$0.73	$0.50	$(.08)	$2.17	$1.57
Dividends per Share	$.25	$.25	$.4375	$.50	$.40

[1] This table includes restated financial results for the Company for the years ended 2009 and 2008.   See Note 15 in Notes to Consolidated Financial Statements for the effects of the restatement on the Company’s Statement of Income for the years ended December 31, 2009 and 2008.  Fiscal Years 2007 and 2006 have also been corrected to conform to the restated accounting treatment of our limited partnership investments.

At December 31,
							2010		2009[1]		2008[1]
	2007[1]		2006[1]
Balance Sheet Data:	(in thousands)
Total Assets		$3,902,286		$3,778,181	$3,659,404	$4,163,992	$4,637,886
Total Capitalization

Notes Payable		-		-	66,500	90,195	150,000
Shareholders’ Equity		681,908			581,519		418,150	667,464		651,622
Total		$681,908		$581,519	$484,650	$757,659	$801,622
Book Value Per Share		$23.06			$19.66		$14.14	$22.58		$22.11
Net Investment Return on Assets[2]		6.01%		5.95%	6.23%	6.50%	6.70%

1This table includes restated financial results for the Company for the years ended 2009.   See Note 15 in Notes to Consolidated Financial Statements for the effects of the restatement on the Company’s Balance Sheet as of December 31, 2009.  Fiscal Years 2008, 2007 and 2006 have also been corrected to conform to the restated accounting treatment of our limited partnership investments.

2Net investment income divided by average cash and total invested assets, based on book value (including accrued investment income).

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under Item 8 of this Form 10-K.

Explanatory Note Regarding Restatement

This Form 10-K reflects the restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2008 and 2009 to apply the fair value method of accounting for investments in limited partnerships in which we have less than a 5% interest and do not have influence over the operating and financial policies of the partnership, and to apply the equity method of accounting where we have either a 5% or greater interest, or less than a 5% interest but with respect to which partnership we have more than virtually no  influence over the  operating and financial policies of the partnership.  The restatement primarily impacts the net investment income, change in deferred policy acquisition costs and provision (benefit) for income taxes amounts in the statement of income and the limited partnerships investments, deferred policy acquisition costs, deferred income tax asset and shareholders' equity amounts in the balance sheet.

Historically, the Company applied the equity method of accounting based primarily on actual cash distributions from (or contributions to) the limited partnerships.  Each quarter, the Company recorded cash distributions either as income (loss) or return of capital, as appropriate.  Subsequent to the end of the fiscal year, upon receipt of the Schedule K-1s and annual audited GAAP-basis financial statements provided by the limited partnerships, the Company would record changes in market values of the limited partnerships as a component of equity (in other comprehensive income or loss); the Company would also record its allocable share of undistributed earnings (losses), recognized by the limited partnerships during the preceding year, on its income statement (as a component of consolidated net income).  The SEC informed the Company in March 2011 that it believed we erred in our application of the equity method under ASC Topic 323, Investments—Equity Method and Joint Ventures.  As a result, we concluded that, (i) under the equity method, the Company should record its share of investee earnings, whether realized or unrealized, as a component of consolidated net income in each quarterly and annual period; and (ii) certain qualitative factors previously used by the Company to assess its level of influence with respect to the partnerships should not, in fact, be considered in determining whether to use the equity method, rather than the fair value method.  The Company now accounts for its limited partnership investments as follows:

•

where consolidation is not appropriate, the Company applies the equity method of accounting consistent with ASC 323, Investments – Equity Method and Joint Ventures, to limited partnerships in which the Company holds either (a) a five percent or greater interest or (b) less than a five percent interest, but with respect to which partnership the Company has more than virtually no influence over the operating or financial policies of the limited partnership.  The Company records realized and unrealized earnings (or losses) of the limited partnerships as equity in earnings (loss) each period.  Generally, the Company records its share of its earnings using a three month lag.

•

the Company applies the fair value method of accounting consistent with ASC 944, Financial Services—Insurance, to those limited partnerships in which the Company holds less than a five percent interest and does not have more than virtually no influence over the operating or financial policies of the limited partnership.  The Company recognizes the unrealized change in fair value of a partnership interest as a component of equity (other comprehensive income or loss) each period and recognizes distributed gains and losses in realized gains (losses) each period.

The Company considers certain qualitative factors in assessing whether it has more than virtually no influence for partnership interests of less than five percent.

The effects of the restatement on the Company's consolidated financial statements for 2009 and 2008 are summarized as follows:

Balance Sheet at December 31, 2009	2009 As Previously Reported	Increase (Decrease)	2009 As Restated
Limited partnerships	$ 196,191	16,516	$ 212,707
Total investments	3,598,059	16,516	3,614,575
Deferred federal income taxes, net	4,855	(4,680)	175
Deferred policy acquisition costs	76,762	1,303	78,065
Total assets	3,765,042	13,139	3,778,181
Total liabilities	3,196,662	-	3,196,662
Accumulated other comprehensive(loss) gain	(4,448)	18,237	13,789
Retained earnings	565,893	(5,098)	560,795
Total shareholders’ equity	568,380	13,139	581,519

Statement of Income for the year ended December 31, 2009
Equity in earnings (loss) on limited partnerships	-	(66)	(66)
Net investment income	184,269	13,601	197,870
Net realized investment (losses) gains, excluding other than temporary impairment (“OTTI”) losses	4,891	7,173	12,064
Total Revenues	242,247	20,708	262,955
Change in deferred policy acquisition costs	(449)	1,477	1,028
Total Benefits and Expenses	245,332	1,477	246,809
Income before taxes	(3,085)	19,231	16,146
Deferred income taxes	139	6,731	6,870
Net Income	2,220	12,500	14,720
Earnings per share, basic and diluted	.08	.42	.50

Statement of Cash Flows the year ended December 31, 2009
OPERATING ACTIVITIES:
Net Income	2,220	12,500	14,720
Provision for deferred income taxes	139	6,731	6,870
Changes in:
Deferred policy acquisition costs	(449)	1,477	1,028
Net Cash Provided by Operating Activities	12,039	20,708	32,747
INVESTING ACTIVITIES:
Distributions from limited partnerships	44,721	(20,708)	24,013
Net Cash Provided by Investing Activities	54,977	(20,708)	34,269

Balance Sheet at December 31, 2008	2008 As Previously Reported	Increase (Decrease)	2008 As Restated
Limited partnerships	$ 290,692	(36,924)	$ 253,768
Total investments	3,380,867	(36,924)	3,343,943
Deferred federal income taxes, net	78,810	11,794	90,604
Deferred policy acquisition costs	122,338	3,226	125,564
Total assets	3,681,308	(21,904)	3,659,404
Total liabilities	3,241,254	-	3,241,254
Accumulated other comprehensive(loss) gain	(137,160)	(4,307)	(141,467)
Retained earnings	571,067	(17,597)	553,470
Total shareholders’ equity	440,054	(21,904)	418,150

Statement of Income for the year ended December 31, 2008
Equity in earnings (loss) on limited partnerships	-	(8,283)	(8,283)
Net investment income	261,735	(47,071)	214,664
Net realized investment (losses) gains, excluding other than temporary impairment (“OTTI”) losses	(26,775)	21,219	(5,556)
Total Revenues	265,844	(34,135)	231,709
Change in deferred policy acquisition costs	6,085	(1,709)	4,376
Total Benefits and Expenses	248,960	(1,709)	247,251
Income before taxes	16,884	(32,426)	(15,542)
Deferred income taxes	(15,452)	(11,349)	(26,801)
Net Income	18,584	(21,077)	(2,493)
Earnings per share, basic and diluted	.63	(.71)	(.08)

Statement of Cash Flows the year ended December 31, 2008
OPERATING ACTIVITIES:
Net Income	18,584	(21,077)	(2,493)
Provision for deferred income taxes	(15,452)	(11,349)	(26,801)
Changes in:
Deferred policy acquisition costs	6,085	(1,709)	4,376
Net Cash Provided by Operating Activities	15,607	(34,135)	(18,528)
INVESTING ACTIVITIES:
Distributions from limited partnerships	46,656	(34,135)	80,791
Net Cash Provided by Investing Activities	187,899	(34,135)	222,034

The following table presents the effects of the restatement on the Company’s statement of shareholder’s equity:

	Capital Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2007, as previously reported:	$295		$4,538		$565,418	$91,704	$661,955
Prior period adjustment			3,480	2,029	5,509
Balance at December 31, 2007, as restated	$295		$4,538		568,898	$93,733	$667,464

Net Income for 2008, as restated					(2,493)		(2,493)
Net Unrealized Investment Losses, as restated				(235,126)	(235,126)
Balance at December 31, 2008, as restated	$296		$5,851		$553,470	$(141,467)	$418,150

Net Income for 2009, as restated					14,720		14,720
Net Unrealized Investment Gains, as restated				155,256	155,256
Balance at December 31, 2009, as restated	$296		$6,639		$560,795	$13,789	$581,519

Net Income for 2010					21,540		21,540
Net Unrealized Investment Gains				85,759	85,759
Balance at December 31, 2010	$296		$7,123		$574,941	$99,548	$681,908

General

We are engaged in the sale of insurance products including individual annuities, individual life insurance and accident and health insurance.  Our revenues are derived primarily from premiums received from the sale of annuity contracts and life,  accident and health products, and from gains (net of losses) from our investment portfolio.

Under GAAP, our revenues from the sale of whole life insurance products and annuity contracts with life contingencies are treated differently from our revenues from the sale of annuity contracts without life contingencies, deferred annuities and universal life insurance products.  Premiums from the sale of whole life insurance products and life contingent annuities are reported as premium income on our income statement.  Premiums from the sale of deferred annuities, universal life insurance products and annuities without life contingencies are not reported as revenues, but rather are reported as additions to policyholders’ account balances on our balance sheet.  For these products, revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from policyholders’ account balances.

The profitability of our individual annuities, individual life insurance and group accident and health products depends largely on the size of our in-force book of business, the adequacy of product pricing and underwriting discipline, and the efficiency of our claim and expense management.

As described under “Ratings” and “Regulation,” the Company’s business is substantially affected by capital ratios and their impact on the Company’s ratings.  Insurance sales are being made with a greater selectivity based on increased profit level requirements for new business. We have determined that the level of competition in the sale of traditional and universal life insurance products has made it very difficult for smaller insurance companies to participate in that business in a profitable way.  Accordingly, under the current market conditions, we are not engaged in the sale of traditional and universal life policies.

Unless specifically stated otherwise, all references to 2010, 2009 and 2008 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

Executive Overview

Results

The Company’s earnings per share were $0.73 for 2010, as compared to $0.50 in 2009 and $(.08) in 2008.  Results in 2010 primarily reflect an increase in realized investment gains when compared to 2009 and 2008.  Our total revenues in 2010 were $297.0 million, compared to $263.0 million in 2009 and $231.7 million in 2008.  Net income (loss) in 2010 was $21.5 million as compared to $14.7 million in 2009 and $(2.5) million in 2008.  Benefits and expenses in 2010 were $262.2 million, compared to $246.8 million in 2009 and $247.3 million in 2008.  The Company’s increases in earnings and revenues in 2010 resulted primarily from increases in realized investment gains.  Income from limited partnerships using the fair value method of accounting, totaling $26.2 million, $7.2 million and $21.2 million in 2010, 2009 and 2008, respectively, is classified as net realized investment gains (losses).

Certain Factors That May Affect Our Business

There are numerous factors, some of which are outside our control, which could have a material impact on our business.  We have described these factors in detail under the heading “Risk Factors.”  Certain of these factors, which include market conditions, legal and regulatory changes, operational risk and interest rate risk, have a particular impact on our business:

1.

 Market Conditions.  Like all companies, we are affected by the general state of financial markets and economic conditions in the U.S. and elsewhere.  The pressures related to the recent recession and slow recovery, coupled with the significant dislocation in the capital markets during late 2008 and 2009 have resulted in a historically difficult business environment and the ability to obtain desired returns on the investment portfolio, without exposing the Company to excess risk, has never been more challenging.

2.

Legal and Regulatory Risk.  As an insurance company, we are subject to substantial regulatory control.  Any material change in the framework in which we operate could have a material impact on the business.  For further discussion on the regulatory environment in which we operate, see “Item 1. Business – Insurance Regulation.”

3.

Operational Risk.  Our business is dependent on our ability to process, on a daily basis, our payment obligations under outstanding policies and the condition of the investment portfolio.  Any failures in our internal processes, people or systems could lead to material, adverse consequences to the Company.  In addition, despite the contingency plans in place, the ability to conduct business may be adversely impacted by a significant disruption in the infrastructure that supports our business and the community in which we are located.

4.

Interest Rate Risk.   Our principal product is deferred annuities, which are interest rate sensitive instruments.  In an interest rate environment of falling or stable rates, annuity holders are less likely to seek to surrender their annuities prior to maturity due to the absence of alternative, higher-yielding investments.  However, in an environment of moderately or significantly increasing rates, such surrenders should be expected to increase.  As of December 31, 2010, the existence of surrender fees on approximately 42.5% of the Insurance Company’s outstanding deferred annuities acts as a deterrent against surrenders.   However, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Moreover, the surrender fees are only in effect primarily for up to the first seven years of each annuity policy.  In the event of a substantial increase in surrenders during a short period of time, we may have to sell longer-term assets to pay current surrender liabilities.  We continually develop strategies to address the match between the timing of our assets and liabilities.  To that end, in 2006, 2007 and 2008, a significant number of policies came off surrender charge and a significant portion of this business did surrender.  The Company anticipated this event and maintained a significant level of cash equivalents to fund surrenders, avoiding the need to sell long-term assets at a loss. The Company believes that the heavy surrender activity associated with the 2006-2008 period is now largely behind us. Additionally, management has increased the incentive for agents to retain this business with the Company by paying full first year compensation on internal rollovers.  Since 2008, a significantly smaller amount of business has been coming off surrender charge.  The table below shows the in-force deferred annuities that are within the surrender charge period and the projected timing regarding the expiration of these surrender charges.

Account Value with Surrender Charges Expiring

Year Expiring	Account Value (in millions)	Percent of Account Value Expiring
2011	$ 127.4	14.6%
2012	227.7	26.0
2013	189.1	21.6
2014	161.5	18.5
2015	117.1	13.4
2016 and later	51.8	5.9

Total	$ 874.6	100.0%

Pricing

Management believes that we are able to offer our products at competitive prices to the Company’s targeted markets as a result of: (i) maintaining relatively low issuance costs by selling through the independent general agency system; (ii) minimizing home office administrative costs; and (iii) utilizing appropriate underwriting guidelines.

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

	2010	2009	2008	2007	2006
Ratio of annualized voluntary terminations (surrenders and lapses) to mean life insurance in force	6.7%	6.9%	6.5%	6.6%	7.6%

The assumed rate of return on invested cash and desired spreads during the period that insurance policies or annuity contracts are in force also affects pricing of products and currently includes an assumption of a specified rate of return and/or spread on our investments for each year that such insurance or annuity product is in force.

Investment Results

The following table summarizes our investment results for the periods indicated, as determined in accordance with GAAP.

Year Ended December 31,
	2010	2009	2008	2007	2006
		(As restated, see footnote 15)
(in thousands)
Cash and total invested assets [1]	$ 3,677,711	$ 3,485,551	$ 3,674,950	$ 4,241,409	$ 4,596,573
Net investment income	$ 198,568	$ 197,870	$ 214,664	$ 244,569	$ 271,804
Effective yield [3]	6.01%	5.95%	6.23%	6.50%	6.70%
Net realized investment (losses) gains [4]	$ 26,910	$ 4,223	$ (26,674)	$ 60,885	$ 27,358

1

Average of cash and aggregate invested amounts at the beginning and end of period.

2

Net investment income is net of investment expenses and excludes capital gains and losses and provision for income taxes.

3

Net investment income (loss) divided by average cash and total invested assets, based on book value (including accrued investment income).

4

Net realized investment gains (losses) include provisions for impairment in value that are considered other than temporary and exclude provisions for income taxes.

Investments

The Company derives a predominant portion of its total revenues from investment income. The Company manages most of its investments internally.  All investments made on behalf of the Company are governed by the Statement of Investment Policy established and approved by the Finance and Investment Committee and the Board of Directors of the Insurance Company and the Company and by qualitative and quantitative limits prescribed by applicable insurance laws and regulations.  The Finance and Investment Committee meets regularly to set and review investment policy and to approve current investment plans.  The actions of the Finance and Investment Committees are subject to review and approval by the Board of Directors of the Insurance Company and the Company.  The Company's Statement of Investment Policy must comply with NYSID regulations and the regulations of other applicable regulatory bodies.

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

The Company’s goal in managing its investment portfolio is to meet the diversification, yield and liquidity requirements of its insurance policy and annuity contract obligations. The Company's liquidity requirements are monitored regularly so that cash flow needs are satisfied.  Adjustments periodically are made to the Company's investment policies to reflect changes in the Company's short-and long-term cash needs, as well as changing business and economic conditions.

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

The Companys principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio and sale of securities to meet cash flow needs.  In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover.  The discount rate is the effective interest rate implicit in the underlying fixed maturity security.  The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired.  If an other than temporary impairment (“OTTI”) exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income.  If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded to other comprehensive income (“OCI”), as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

To determine the recovery period of a fixed maturity security, we consider the facts and circumstances surrounding the underlying issuer, including, but not limited to, the following:

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

For all fixed maturities securities evaluated for OTTI, we consider the timing and amount of the cash flows. When evaluating whether our collateralized mortgage obligations (“CMOs”) are other-than-temporarily impaired, we also examine the characteristics of the underlying collateral, such as delinquency, loss severities and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the quality of any credit guarantors, the susceptibility to variability of prepayments, our intent to sell the security and whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. In assessing corporate fixed maturities securities for OTTI, we evaluate the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position, including the fundamentals of the issuer to determine what we would recover if they were to file bankruptcy versus the price at which the market is trading; fundamentals of the industry in which the issuer operates, expectations regarding defaults and recovery rates and changes to the rating of the security by a rating agency.

For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) in our Consolidated Statements of Income.   We base our review on a number of factors, including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third-party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location.

As of December 31, 2010, 2.9% of the Company’s invested assets (approximately $108.0 million) consisted of short-term commercial paper with maturities of less than 45 days.  This compares to 8.1% of the Company’s invested assets (approximately $293.1 million) as of December 31, 2009.  This commercial paper consisted of direct obligations of various corporations rated a minimum of A1 by Standard and Poor’s and P1 by Moody’s.  This cash balance was reduced by $185.2 million during 2010, as the Company determined that its cash balances were more than sufficient to cover projected cash needs from annuity surrenders and required payments. As part of its asset-liability management strategy, the Insurance Company had kept elevated levels of cash investments since 2005, but management currently believes that its excess cash should be invested in additional fixed income investments to augment investment income.

As of December 31, 2010 and 2009, approximately 5.2% and 5.9%, respectively, of the Company's total invested assets were invested in limited partnerships and equity securities.  See “Note 2 to the Notes to Consolidated Financial Statements.”  As of December 31, 2010, the Company was committed, if called upon during a specified period, to contribute an aggregate of approximately $58.3 million of additional capital to certain of these limited partnerships.  Commitments of $31.6 million are expected to expire in 2011, $25.5 million in 2012, and $1.2 million in 2013.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity.   With the exception of hedge funds, these risks are mitigated by our ability to receive quarterly distributions of partnership earnings.  Despite earning positive returns on its limited partnership investments and their substantial contributions to the Company’s profits in the years prior to the very significant market and economic downturn from 2008 to 2010, the Company’s limited partnership investments performed poorly in late 2008 and in 2009, contributing significant pressure on net income in these periods.  Performance rebounded somewhat in 2010.  There can be no assurance that we will again achieve the same level of positive returns on our investments in limited partnerships that we achieved in years prior to the downturn or that we will achieve any returns on such investments at all.  In addition, there can be no assurance that we will receive a return of all or any portion of our current or future capital investments in limited partnerships.  The failure to receive the return of a material portion of our capital investments in limited partnerships, or to achieve historic levels of returns on such investments, would have a material adverse effect on our financial condition and results of operations.

Approximately $42.6 million or 22% of the limited partnership portfolio is invested in restructuring funds.  Approximately 75% of the funds invested in this segment by the Company are in four partnerships which are managed by two different general partners, each of which have significant experience in distressed debt investing.  These general partners seek to invest in situations that reflect a significant discount to underlying collateral value or enterprise value, or both, with the intent of recovering substantial premiums to acquisition prices.  A common element to each general partner’s approach is to identify good companies with weak balance sheets through a rigorous fundamental analysis of each individual investment, combined with an emphasis on the acquisition of securities in the upper part of the capital structure.

Securities or obligations of entities involved in or emerging from reorganization proceedings under U. S. Bankruptcy laws are often available at prices that may represent significant discounts to underlying collateral values or enterprise values.  Investment strategies in this segment include investments in secured debt of distressed companies where the general partner believes it can significantly influence the outcome of events by acquiring a controlling or blocking interest in order to maximize recoveries and returns.  Control-focused strategies can provide for the ability to mitigate risk by influencing not only the timing of a re-organization but also the structure of a company’s reorganized balance sheet.

The primary market risks in the Company’s investment portfolio are interest rate risk, credit risk and market valuation risk.  Changes in credit risk are generally measured by changes in corporate yields in relation to the underlying Treasuries (“corporate spreads”) as well as changes in the Credit Default Swap (“CDS”) market, although the Company is a cash investor and does not buy or sell credit default swaps. The Company's exposure to foreign exchange risk is insignificant.  The Company has no direct commodity risk.  Changes in interest rates can potentially impact our profitability.  In certain scenarios where interest rates are volatile, we could be exposed to disintermediation risk (asset/liability mismatch) and reduction in net interest rate spread or profit margin.  See “Interest Rate Risk” above.

Unrealized Losses

General

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ -	$ -	$ 1,926	$ 239	$ 1,926	$ 239
States, municipalities and political subdivisions	117,524	4,438	5,376	113	122,900	4,551
Public utilities	52,541	2,030	9,201	1,761	61,742	3,791
Mortgage backed securities	-	-	4,972	456	4,972	456
Corporate bonds	196,100	7,473	181,690	20,743	377,790	28,216
Preferred stocks	9,327	140	46,314	6,663	55,641	6,803
Subtotal fixed maturities	375,492	14,081	249,479	29,975	624,971	44,056
Common stock	-	-	-	-	-	-

Total	$ 375,492	$ 14,081	$ 249,479	$ 29,975	$ 624,971	$ 44,056

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2010.

	Gross Unrealized Losses	% Of Total
	(in thousands)
Less than twelve months	$14,081	31.96
Twelve months or more	29,975	68.04

Total	$44,056	100.00

As of December 31, 2010, the Company had 220 securities in a net unrealized loss position. Of this total, 198 are bonds holdings and 22 represent preferred stock positions.

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government agencies	$ 1,841	$ 482	$ -	$ -	$ 1,841	$ 482
States, municipalities and political subdivisions	66,466	2,377	8,839	2,963	75,305	5,340
Public utilities	20,109	473	43,819	4,416	63,928	4,889
Mortgage backed securities	28,129	1,327	52,481	3,469	80,610	4,796
Corporate bonds	128,724	9,477	458,058	62,252	586,782	71,729
Preferred stocks	1,942	109	61,407	15,525	63,349	15,634
Subtotal fixed maturities	247,211	14,245	624,604	88,625	871,815	102,870
Common stock	1	4	-	-	1	4

Total	$ 247,212	$ 14,249	$ 624,604	$ 88,625	$ 871,816	$ 102,874

The following table presents the total gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2009.

	Gross Unrealized Losses	% Of Total
	(in thousands)
Less than twelve months	$14,245	13.85
Twelve months or more	88,625	86.15
Total	$102,870	100.00

Total unrealized losses decreased from $102.9 million at December 31, 2009 to $44.1 million at December 31, 2010.  This decrease in the unrealized losses resulted from the significant decline in U.S. Treasury yields in 2010, especially in Treasuries maturing in less than 5 years, combined with a narrowing of corporate spreads against Treasuries. Five-year Treasuries declined in yield to 2% at year-end 2010 vs. 2.67% at year-end 2009. Ten-year Treasuries declined to 3.29% at year-end 2010 from 3.83% at year-end 2009 and 30-year Treasuries declined to 4.34% at year-end 2010 from 4.63% at year-end 2009. Ten-year corporate spreads tightened by approximately 10 basis points and 30-year corporate spreads tightened by approximately 15 basis points during 2010.  The Company carefully examines each issue where the market value has fallen below 70% of book value to determine if the bonds are not-other-than-temporarily impaired. Consistent with the Company’s OTTI Policy as discussed above, the Company will recognize a write-down of book value to current market value, if warranted. Four securities were written down during 2010, producing an OTTI charge of $1,392,236.

Municipal Bonds

Through the “Build-America” bond program subsidized by the U.S. Federal Government in 2009 and 2010, the Company has significantly increased its exposure to taxable municipal bonds, which totaled $278.2 million (cost) at December 31, 2010. Municipal bonds had a greater-than-12-month loss of $4.6 million on a fair value of $122.9 million. Approximately $354,000 of the losses represented three purchases of Fulton County, Georgia General Obligation Bonds (total market value of $5,096,213) purchased in September 2010, near the low in interest rates for 2010. Approximately $305,000 of the unrealized loss represented a single position in General Obligation Bonds of the State of Wisconsin (market value of $4,694,100) and $256,000 of the unrealized loss represented a single position in a General Obligation Bond for Spokane County, Washington (market value of $3,308,961), both purchased in August 2010 near the low in interest rates.

Corporate Bonds

The predominant investment category for the Company’s investments is the “corporate bond” category (including Public Utilities), which totaled $2.6 billion at December 31, 2010.  Unrealized losses on corporate bonds decreased from $86.7 million at December 31, 2009 to $28.2 million at December 31, 2010.  The five largest loss positions at December 31, 2010 consisted of the following holdings:

MMCaps Funding Ltd.:

$3,144,629

Western and Southern Financial:

$2,118,270

Nationwide Mutual Life:

$1,729,531

Hearst-Argyle Television

$1,052,722

First Tennessee Capital Trust:

$    995,590

MMCaps is a hybrid security that is backed by junior subordinated deferrable interest debentures issued by community banks and other middle-market financial institutions.  The Western and Southern and Nationwide Mutual holdings are outsized positions ($14.6 million and $10.2 million market value, respectively) in major insurance companies that were affected by the 2008 financial crisis. Hearst-Argyle Television was impacted by a transaction to take it private by its parent, Hearst, Inc., in 2010. The First Tennessee position is a hybrid security in a regional bank (First Horizon Corp.) that has been impacted by losses in residential and commercial lending.

Preferred Stocks

At December 31, 2010, preferred stock losses of duration longer than 12 months totaled $6.8 million on a cost basis of $55.6 million. The largest loss of $3.0 million is a $6.97 million market value position in 5 ¾% preference shares in the Royal Bank of Scotland. Although non-cumulative, Royal Bank of Scotland has asserted that it has a contractual obligation to continue to pay these dividends under the indenture of this issue or risk a default of an associated bond issue. It has asserted that it will continue to pay these dividends unless prohibited by its financial regulators. The next four positions include a $1.2 million loss position in a National Westminster Bank 8 5/8% preference stock, also of the Royal Bank of Scotland; $390,204 loss in a Duke Realty 6 ½% preferred; $291,674 loss in a Morgan Stanley 6 ¼% capital trust preferred and $228,000 loss in a Bank Santander 6.41% preferred.

Statutory Information

The Insurance Company prepares its statutory financial statements in accordance with accounting practices prescribed by the New York State Insurance Department.  Prescribed SAP include state laws, regulations and general administrative rules, as well as a variety of publications from the NAIC.  Accounting principles used to prepare statutory financial statements differ from financial statements prepared on the basis of GAAP.  (See Item 1, Business, Insurance Regulation, Statutory Reporting Practices.)  The restatement did not affect the statutory financial statements.

A reconciliation of the Insurance Company’s net income as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2010, 2009 and 2008, is set forth in the following table:

(in thousands)	2010	2009		2008
Statutory net income	$34,102	$36,029		$16,932

Reconciling items:
Deferred policy acquisition benefit (costs)	(5,305)	(1,028)	[1]	(4,376)	[1]
Investment income difference	6,306	23,960	[1]	(28,230)	[1]
GAAP deferred taxes	2,231	(10,632)	[1]	23,733	[1]
Policy liabilities and accruals	(8,840)	(30,148)		10,036
IMR amortization	(3,328)	(3,649)		(3,482)
IMR capital gains	36	718		1,075
Payor swaptions	(963)	(117)		(6,499)
Federal income taxes	-	-		-
Other	121	98		(488)
Non-insurance company’s net income	(2,820)	(511)		(11,194)

GAAP net income	$21,540	$14,720	[1]	$(2,493)	[1]

1As restated, see explanatory note regarding restatement and Note 15 to the Consolidated Financial Statements.

A reconciliation of the Insurance Company’s shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31 is set forth in the following table:

(in thousands)	2010		2009
Statutory shareholders’ equity	$273,031		$269,777

Reconciling items:
Asset valuation and interest maintenance reserves	104,041		78,917
Investment valuation differences	190,862	[1]	68,359	[1]
Deferred policy acquisition costs	57,298	[1]	78,065	[1]
Policy liabilities and accruals	105,776		114,467
Difference between statutory and GAAP deferred taxes	(73,945)	[1]	(40,183)	[1]
Other	(5,235)		(4,160)
Non-insurance company’s shareholders’ equity	30,080		16,277

GAAP shareholders’ equity	$681,908	[1]	$581,519	[1]

1As restated, see explanatory note regarding restatement and Note 15 to the Consolidated Financial Statements.

Agency Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace.  There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed.  In the event the ratings are downgraded, the level of revenues or the prospects of our business may be adversely impacted.

In May 2010, the A.M. Best Company removed from under review with negative implications and affirmed the financial strength rating of B+ (Good) and issuer credit rating (“ICR”) of “bbb–” (Good) of Presidential Life Insurance Company (“Presidential Life”) and the ICR of “bb-” (Fair) of Presidential Life Corporation.  The ratings have been assigned a stable outlook.

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

Results of Operations - Comparison of Fiscal Year 2010 to Fiscal Year 2009 and Fiscal Year 2009 to Fiscal Year 2008.

	Years-Ended December 31,
		2009	2008
	2010	(As Restated) (See Footnote 15)	(As Restated) (See Footnote 15)	2010-2009 Change	2009-2008 Change
(in thousands, except per share)
Premiums and other
insurance revenues	$ 76,995	$ 60,928	$ 52,002	$ 16,067	$ 8,926
Net investment income and equity in earnings (loss) on limited partnerships	193,118	197,804	206,381	(4,686)	(8,577)
Realized investment gains, (losses) including OTTI losses	26,910	4,223	(26,674)	22,687	30,897
Total revenues	297,023	262,955	231,709	34,068	31,246
Benefits and expenses	262,208	246,809	247,251	15,399	(442)
Net income (loss)	$ 21,540	$ 14,720	$ (2,493)	$ 6,820	$ 17,213
Earnings (loss) per share, basic	$ .73	$ .50	$ (.08)	$ .23	$ .58

A.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life insurance premiums increased to approximately $70.5 million in 2010 from approximately $55.6 million in 2009, an increase of approximately 26.9% and increased from approximately $46.8 million in 2008 to $55.6 million in 2009, an increase of approximately 18.6%.  Life insurance premiums were $19.3 million, $16.1 million and $16.2 million in 2010, 2009 and 2008 respectively.  Annuity considerations increased to approximately $51.2 million in 2010 from approximately $39.4 million in 2009, an increase of approximately $11.8 million, and increased from approximately $30.7 million in 2008 to $39.4 million in 2009, an increase of approximately $8.7 million.  These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $82.2 million, $185.9 million and $143.2 million in 2010, 2009 and 2008, respectively.

In 2010, annuity sales decreased dramatically by over $100 million as a direct result of the low interest rate environment.  Fixed interest rates hit their lowest levels in decades.  As a result, the book value fixed annuity market collapsed.  In contrast, investors saw modest returns in the variable and equity index markets.

The Company’s sales team worked diligently with our general agent distribution channel and additional focus was placed on our Accident and Health, immediate annuity and Graded Benefit Life product lines.  In 2010, Accident and Health premiums increased by 24% or $1.9 million, Immediate annuity premiums increased by 12% or $9.2 million, while Life premiums increased by 8% or $1.5 million.  The independent agent marketplace continues to be the company’s major source of distribution.

Policy Fee Income

Universal life and investment type policy fee income totaled $2.1 million, $2.2 million and $2.7 million in fiscal years 2010, 2009 and 2008, respectively.  Policy fee income consists principally of amounts assessed during the period against policyholders' account balances for mortality charges and surrender charges.

Net Investment Income and Equity in Earnings on Limited Partnerships

Net investment income and equity in earnings on limited partnerships totaled $193.1 million in 2010, as compared to $197.8 million in 2009 and $206.4 million in 2008.  This represents a 2.4% decrease comparing 2010 to 2009 and a 4.2% decrease comparing 2009 to 2008.  The decrease in 2010 was largely due to lower income on our limited partnership portfolio.  The decrease in 2009 was largely due to lower returns on the short-term commercial paper portfolio.

Income from limited partnerships that are accounted for using the equity method of accounting, amounted to approximately $(5.5 million), ($66 thousand) and $(8.3 million) in 2010, 2009 and 2008, respectively.  Income derived from the limited partnerships accounted for under the fair value method are classified as realized gains and losses, see below.  The decreases and increases in investment income from the limited partnerships are largely reflective of the inherent volatility in this portfolio.  (See Item 7, Management’s Discussion and Analysis, Asset/Liability Management).  Income from fixed maturities amounted to $198.8 million, $196.4 million and $203.9 million in 2010, 2009 and 2008, respectively.  Income from short-term investments amounted to approximately $.4 million, $.8 million and $9.1 million in 2010, 2009 and 2008, respectively.  The decrease in income from short-term investments was due to lower short-term interest rates in 2009 and 2010 as compared to previous years.

Net Realized Investment Gains and Losses

Net realized investment gains (losses) including other than temporary impairment losses, pre-tax, amounted to $26.9 million in 2010, $4.2 million in 2009 and $(26.7 million) in 2008.  With improving market conditions in 2009 and 2010, the Company experienced a reduction in impairment charges associated with the fixed maturity portfolio when compared to 2008.  Other than temporary impairments charges amounted to $1.4 million, $7.8 million and $21.1 million in 2010, 2009 and 2008, respectively.  When impairments are determined to be other than temporary, the Company adjusts the book value to reflect the fair value, as appropriate, on a quarterly basis and the amount of the impairments are recorded as realized investment losses in the income statement.  Realized investment gains (losses) also result from the sale of certain equity and convertible securities and calls and sales of fixed maturity investments in the Company’s investment portfolio.  Also, the change in the fair value of the derivative instruments, even if the investments continue to be held by the Company, is reflected in the income statement as a realized gain or loss.  Net realized investment gains derived from the limited partnership portfolio using the fair value method of accounting amounted to $26.2 million, $7.2 million and $21.2 million in 2010, 2009 and 2008, respectively.

B.

Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid to policyholders amounted to $229.6 million in fiscal 2010 as compared to $214.6 million in fiscal 2009 and $208.7 million in fiscal 2008.  These represent an increase of 7% comparing fiscal 2010 to fiscal 2009 and a 2.8% increase in comparing fiscal 2009 to fiscal 2008.

In 2010, 2009 and 2008, the Insurance Company’s average credited rate for reserves and account balances was less than the Company’s ratio of net investment income to mean assets based on book value (rate on investments) for the same period as noted above under “Net Investment Income”. There can be no assurance that the Company's ratio of net investment income to book value mean assets (the "spread") will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company, in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will broaden the Spread.  The Company has performed an updated loss recognition test to re-confirm the recoverability of Deferred Acquisition Costs, with best estimate actuarial assumptions.  The actual spread, excluding capital gains, for the 12 months ended December 31, 2010, 2009 and 2008 was 0.94%, .77% and .99%, respectively.

For the year ending December 31,
	2010	2009 (As restated) (See footnote 15)	2008 (As restated) (See footnote 15)

Rate on investments	6.01%	5.95%	6.23%
Credited rate	5.07%	5.18%	5.24%
Spread	.94%	.77%	.99%

Interest Expense on Notes Payable

The interest expense on our notes payable amounted to approximately $0.8 million in 2009 and approximately $7.4 million in 2008.  The decrease in 2009 was due to the repayment of our senior note in February of 2009.  The Company did not incur any interest expense in 2010.

General Expenses and Taxes, Commissions, Costs Related to Consent Revocation and Proxy Solicitation

General expenses, taxes, commissions to agents and costs related to consent revocation and proxy solicitation totaled $27.3 million in 2010 as compared to $30.5 million in 2009 and $26.8 million in 2008.  This represents a decrease of 10.5% comparing 2010 to 2009 and an increase of 13.8% comparing 2009 to 2008.  The decrease in 2010 was primarily due to lower commissions as low interest rates dramatically slowed the sales of deferred annuities. The increase in 2009 was primarily due to increased corporate and legal expenses in connection with Herbert Kurz’s commencement of a failed consent solicitation.

Change in Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the year ended December 31, 2010 resulted in a charge of approximately $5.3 million, as compared to a charge of approximately $1.0 million for the year ended December 31, 2009 and a charge of approximately $4.4 million for the year ended December 31, 2008.  Changes in DAC consist of three elements:  deferred costs associated with product sales, amortization of the DAC on deferred annuity business and amortization of the DAC on the remainder of the Company’s business, and is summarized below:

	For the Years Ended December 31,
	2010	2009 (As Restated) (See Footnote 15)	2008 (As Restated) (See Footnote 15)

Deferred costs associated with product sales	$ 5,837	$ 10,028	$ 8,252
Amortization of DAC on deferred annuity business	(6,540)	(6,206)	(7,263)
Amortization of DAC on the remainder of the Company’s business	(4,602)	(4,850)	(5,365)
Net change in DAC	$ (5,305)	$ (1,028)	$ (4,376)

Under applicable accounting rules, DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Insurance Company related to these assets increase, the amount and timing of amortization is accelerated.  The difference between the Net Change in DAC in 2010 and in 2009 is primarily attributable to the lower level of deferred costs associated with product sales during 2010.

C.

Income (Loss) Before Income Taxes

For the reasons discussed above, income (loss) before income taxes amounted to approximately $34.8 million in 2010, as compared to approximately $16.1 million in 2009 and approximately $(15.5 million) in 2008.

D.

Income Taxes

Income tax expenses of approximately $13.3 million and $1.4 million were generated in 2010 and 2009, respectively, as compared to a benefit of approximately $13.0 million in 2008.  Higher income in 2010 and 2009 generated higher income taxes.  The benefit in 2008 was primarily attributable to a lower net income and a deferred tax benefit realized on other than temporary impairments incurred on the Company’s investment portfolio.

E.

Net Income

As a result of the factors and results discussed above, the Company had net income of approximately $21.5 million in 2010, as compared to $14.7 million in 2009 and a net loss of approximately $2.5 million in 2008.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income increased from approximately $13.8 million at December 31, 2009 to $99.5 million at December 31, 2010.  The increase was due to an increase in net unrealized investment gains, net of taxes, during the year of approximately $85.8 million.  General economic and market conditions were the primary reasons for the increase.

The following information summarizes the components of the unrealized investment gains (losses):

As of	December 31, 2010	December 31, 2009 (As Restated) (See Footnote 15)
	($ in thousands)
Fixed maturities	$ 182,196	$ 43,264
Limited partnerships	(6,547)	(16,266)
Common stocks	807	1,472
	176,456	28,470
Tax effect	(53,318)	(7,586)
Contra DAC effect	(23,590)	(7,095)
	$ 99,548	$ 13,789

Liquidity and Capital Resources

General

The Company is an insurance holding company and its primary uses of cash are operating expenses and dividend payments.  The Company’s principal sources of cash are sales of and interest on the Company’s investments, rent from its real estate and dividends from the Insurance Company.  In 2008, the Board of Directors reduced the quarterly dividend by 50% to $.0625 per share as a prudent measure to preserve capital.  During 2010, 2009 and 2008, the Company did not repurchase any of its common stock, although at December 31, 2010, the Company was authorized to purchase approximately 385,000 shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans, dividends or cash advances, that it may make to the Company without obtaining prior regulatory approval.  Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (after tax, excluding realized capital gains and losses). The Insurance Company will only be permitted to pay a dividend to the Company in excess of that amount if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. The Insurance Company paid $23.0 million, $24.8 million and $35.7 million in dividends to the Company in fiscal 2010, 2009 and 2008, respectively.  In 2011, the Insurance Company would be permitted to pay a stockholder dividend of up to $26.9 million to the Company without prior regulatory clearance.  On a going forward basis, there can be no assurance that the Insurance Company will have sufficient statutory earnings to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.

The Company was able to meet all its liquidity needs in 2010, including the payment of dividends, and anticipates being able to meet those needs in 2011 and for the reasonably foreseeable future.

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

Given the Insurance Company’s historical cash flow and current financial results, management believes that, for the reasonably foreseeable future, the Insurance Company’s cash flow from operating activities will provide sufficient liquidity for the operations of the Insurance Company.

The Insurance Company’s inability to upstream a dividend could have an adverse material impact on the Company.  With no debt on the balance sheet, currently the Company’s biggest cash outlay is to its shareholders in the form of cash dividends, which at the current level of $.25 per share annually, total approximately $7.4 million per year.  The Insurance Company’s current capital and surplus level does not trigger an urgent need for capital raising at the Company.  However, the Company, from time to time, explores capital raising options for various reasons, including, but not limited to, the following:

•

Positive impact on credit rating agencies analysis,

•

Increasing new business capacity and market share,

•

Opportunities for future possible mergers and/or acquisitions,

•

Increasing financial flexibility,

•

Possible additional restrictions by the NYSID on dividends that could be up streamed from the Insurance Company.

Should the Company decide to raise capital subject to current financial and economic environments, it will be challenging and expensive.  Several options are available including, but not limited to, the following:

•

Bank lines of credit/loans,

•

Sale of home office property,

•

Public or private offerings of common stock, preferred stock or other securities.

If the Insurance Company does not have the financial flexibility to upstream a dividend to the Company and the Company is restricted in its ability to raise capital, the Board of Directors may decide to reduce or suspend the payment of dividends to shareholders until capital conditions improve.

Under GAAP, net cash provided by (used in) the Company’s operating activities was approximately $24.8 million, $17.9 million and $(31.3 million) in 2010, 2009 and 2008, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased, called, redeemed or sold) was approximately $25.0 million, $49.1 million and $234.8 million in 2010, 2009 and 2008, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Insurance Company's annuity and universal life insurance products.  The payment of dividends by the Company to its stockholders is also considered to be a financing activity.  Net cash used in the Company's financing activities amounted to approximately $52.6 million, $62.1 million and $203.3 million in 2010, 2009 and 2008, respectively.  These fluctuations primarily are attributable to changes in policyholder account balances as a result of surrenders, sales and interest earned by the policyholders. The repayment of the Corporate debt was also a primarily use of cash in 2009 and 2008.

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

In order to maintain consistency in our portfolio, our deferred annuity products incorporate surrender charges to discourage surrenders or withdrawals.  Annuitants may not terminate or withdraw funds from their annuity contracts for a significant initial period (generally seven years) without incurring penalties in the form of surrender charges.  These surrender charges generally range from 1% to 9% of the investment.  Approximately 57.5%, 56.3% and 56.4% of the Insurance Company's deferred annuity contracts in force (measured by reserves) as of December 31, 2010, 2009, and 2008 were surrenderable without charge.

The market value of our fixed maturity portfolio changes as interest rates change.  In general, rate decreases cause asset prices to rise, while rate increases cause asset prices to fall.  Based on market values and prevailing interest rates as of December 31, 2010, a hypothetical instantaneous increase in interest rates of 100 basis points would produce a loss in fair value of our fixed maturity assets of approximately $186.5 million.  Conversely, a hypothetical instantaneous decrease in interest rates of 100 basis points would produce a gain in fair value of our fixed maturity assets of approximately $200.5 million.

Asset/Liability Management

A persistent focus of our management is maintaining the appropriate balance between the duration of invested assets and the duration of contractual liabilities to the Company’s annuity holders and credit suppliers.  Towards this end, at least quarterly, the investment department of the Company determines the duration of the Company’s invested assets in coordination with the Company’s actuaries, who are responsible for calculating the liability duration.  In the event it is determined that the duration gap between its assets and liabilities exceeds a one year target level, the Company may re-position its assets through the sale of invested assets or the purchase of new investments. The Company manages the investment portfolio focusing on duration management to support our current and future liabilities.  Through periodic monitoring of the effective duration of the company’s assets and liabilities, the company ensures that the degree of duration mismatch is within the guidelines of the Company’s policy which provides for a mismatch of up to one year. As of December 31, 2010 and December 31, 2009, the effective duration of the Company's fixed income portfolio was approximately 5.6 and 4.9 years, respectively.  The effective duration of the Company’s liabilities for the same periods was approximately 5.8 and 5.3 years.

Another element of the asset liability management strategy is to hedge against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as a Payor Swaption. The effect of this transaction would be to lessen the negative impact on the Company of a significant increase in interest rates. With Payor Swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

During the 2005-2010 period, the Company established and implemented a program of Payor Swaptions designed to lessen the impact of a 300 basis points rise in interest rates.  The Company established International Swaps and Derivatives Association “ISDA” Credit Support Agreements with its various counterparties, which are six money center banks with credit ratings exceeding Aa3 by Moody’s and A+ by Standard and Poor’s.  The final contract expired on June 21, 2010 with no residual value.  From year-end 2009 to expiration, the change in market value was a loss of $389,970.

In December 2010, the Company executed a new series of Payor Swaptions expiring in January 2015, 2016 and 2017 for a total consideration of $9,975,000. The counterparties were 2 major U.S. money center banks rated Aaa/AAA and Aa1/AA- by Moody’s and Standard & Poor’s, respectively. Total notional value of the Swaptions is $221,500,000 and is designed to cover approximately ½ of the potential portfolio loss in the event of a 500 basis point rise in interest rates from current levels.

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

Contractual Obligations

The following presents a summary of the Company’s significant contractual obligations as of December 31, 2010.

	Payment Due By Period (in thousands)

Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Unfunded limited partnership commitments (1)	31,642	26,723			58,365
Uncertain tax liabilities	-	1,012	-	-	1,012
Policy liabilities (2)	504,017	926,233	687,095	2,495,747	4,613,092

Total Contractual Obligations	$ 535,659	$ 953,968	$ 687,095	$ 2,495,747	$ 4,672,469

(1) See Note 1D “Summary of Significant Accounting Policies, Investments”, of the consolidated financial statements

(2) The difference between the recorded liability of $3,157.7 million, and the total payment obligation amount of $4,613.1 million, is $1,455.4 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total payment of $4,613.1 million, $2,987.8 million, or 64.8% is from the Company’s deferred annuity, life, and accident and health business.  Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

Effects of Inflation and Interest Rate Changes

In a rising interest rate environment, the Company's average cost of funds would be expected to increase over time, as it prices its new and renewing annuities to maintain a generally competitive market rate. In addition, the market value of the Company's fixed maturity portfolio would be expected to decrease, resulting in a decline in shareholders' equity.  Concurrently, the Company would attempt to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities associated with such annuities.  Moreover, surrenders of its outstanding annuities would likely accelerate.  Management believes that liquidity necessary in such an interest rate environment to fund withdrawals, including surrenders, would be available through income, cash flow, the Company's cash reserves and, if necessary, proceeds from the monetization of the Payor Swaption investments described above and the sale of short-term and long-term investments.

In a declining interest rate environment, the Company's cost of funds would be expected to decrease over time, reflecting lower interest crediting rates on its fixed annuities.  Conversely, in an increasing interest rate environment, the cost of funds would be expected to increase, reflecting higher interest crediting rates.  Should increased liquidity be required for withdrawals in such an interest rate environment, management believes that the portion of the Company's investments that are designated as available for sale in the Company's consolidated balance sheet could be sold without materially adverse consequences in light of the general strengthening in market prices that would be expected in the fixed maturity security market.

Interest rate changes also may have temporary effects on the sale and profitability of our annuity products.  For example, if interest rates rise, competing investments (such as annuity or life insurance products offered by the Company's competitors, certificates of deposit, mutual funds and similar instruments) may become more attractive to potential purchasers of the Company's products until the Company increases the rates credited to holders of its annuity products.  In contrast, as interest rates fall, we would attempt to lower our credited rates to compensate for the corresponding decline in net investment income.  As a result, changes in interest rates could materially adversely affect the financial condition and results of operations of the Company depending on the attractiveness of alternative investments available to the Company's customers.  In that regard, in the current interest rate environment, the Company has attempted to maintain its credited rates at competitive levels designed to discourage surrenders and also to be considered attractive to purchasers of new annuity products.

Recent Accounting Pronouncements

See Note 1, Item N, “Notes to the Consolidated Financial Statements” for a full description of the new accounting pronouncements including the respective dates of adoption and the effects on the results of operations and financial condition.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.  The critical accounting policies, estimates and related judgments underlying the Companys consolidated financial statements are summarized below.  In applying these accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business operations.

Fair Value

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. It requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. When quoted prices are not used to determine fair value, the Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of input to its valuation. The input levels are as follows:

Level 1

Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2

Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other significant inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3

Unobservable inputs that are supported by little or no market activity and are significant to the estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of estimated fair value requires significant management judgment or estimation.

Estimated Fair Value of Investments

The Company’s investments in fixed maturity and equity securities, investments in trading securities and certain short-term investments are reported at their estimated fair value. In determining the estimated fair value of these investments, various methodologies, assumptions and inputs are utilized, as described further below.

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management judgment.

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration and management’s assumptions regarding liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market.

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such securities.

The Company initially estimates the fair value of investments in certain limited partnerships by reference to the transaction price. Subsequently, the Company generally obtains the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are generally audited annually. The Company considers observable market data and performs diligence procedures in validating the appropriateness of using the net asset value as a fair value measurement. The remaining carrying value recognized in the consolidated balance sheets represents investments in other limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. The Company’s ability to sell securities, or the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.

Investment Impairments

The Companys principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of other than temporary impairments and income, as well as the determination of fair values. Recognition of income ceases when a bond goes into default and management evaluates whether temporary or other than temporary impairments have occurred on a casebycase basis.  When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio and sale of securities to meet cash flow needs.  In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover.  The discount rate is the effective interest rate implicit in the underlying fixed maturity security.  The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired.  If an OTTI exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income.  If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded to OCI, as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

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

For all equity investments including limited partnerships, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) in our Consolidated Statements of Income.   We base our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location.

For equity method investees, the Company considers financial and other information provided by the limited partnerships, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When an OTTI is deemed to have occurred, the Company records a realized capital loss to record the investment at its estimated fair value.

Investments in Limited Partnerships

Where consolidation is not appropriate, the Company applies the equity method of accounting consistent with ASC 323, Investments – Equity Method and Joint Ventures, to limited partnerships in which the Company holds either (a) a five percent or greater interest or (b) less than a five percent interest, but with respect to which partnership the Company has more than virtually no influence over the operating or financial policies of the limited partnership.  The Company records realized and unrealized earnings (or losses) of the limited partnerships in net income each period.  Generally, the Company records its share of its earnings using a three month lag.

The Company applies the fair value method of accounting consistent with ASC 944, Financial Services—Insurance, to those limited partnerships in which the Company holds less than a five percent interest and does not have more than virtually no influence over the operating or financial policies of the limited partnership.  The Company recognizes the unrealized change in fair value of a partnership interest as a component of equity (other comprehensive income or loss) each period and recognizes cash distributions in earnings each period.

The Company considers certain qualitative factors in assessing whether it has more than virtually no influence for partnership interests of less than five percent.

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

For the years ended December 31, 2010, 2009, and 2008, approximately 36.3%, 51.4% and 54.1%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies.  Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

Deferred Policy Acquisition Costs

The Insurance Company incurs significant costs in connection with acquiring new business. Under applicable accounting rules, these costs, which vary, are deferred. The recovery of such costs is dependent upon the future profitability of the related product, which in turn is dependent mainly on investment returns in excess of interest credited, as well as persistency and expenses.  These factors enter into Managements estimate of future gross profits, which generally are used to amortize such costs.  Changes in these estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the deferred acquisition cost asset and a charge to income if estimated future gross profits are less than amounts deferred.

To demonstrate the sensitivity of our net DAC balance ($57.0 million as of December 31, 2010) relative to our future spreads and expenses, the information below indicates how much the net DAC balance would have changed if the future spread assumption decreased by 30% and if the future expense assumption increased by 30%.  We believe that any variation in our expense or spread estimate is likely to fall within these ranges.

Change in Assumption	Decrease in Net DAC Asset

Future Spread Decreases 30%	$10.1 million
Future Expenses Increase 30%	$1.5 million

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

The reserves reflected in the Company’s consolidated financial statements included herein are calculated based on GAAP and differ from those specified by the laws of the various states in which the Insurance Company does business and those reflected in the Insurance Company's statutory financial statements.  These differences arise from the use of different mortality and morbidity tables and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level premium reserve method on all insurance business.   See “Notes 1H and 1I to the Notes to the Consolidated Financial Statements.”

The reserves reflected in the Company's consolidated financial statements are based upon the Company's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all noninterest sensitive products.  For all interest sensitive products, the policy account value is equal to the accumulation of gross premiums plus interest credited less mortality and expense charges and withdrawals.  In determining reserves for its insurance and annuity products, the Insurance Company performs periodic studies to compare current experience for mortality, interest and lapse rates with expected experience in the reserve assumptions. Differences are reflected currently in earnings for each period.

For policies and contracts where the reserve is reported as the account balance ($2,401.5 million), a change in expected experience would have no effect on the reserve.

For those annuities and supplementary contracts with life contingencies that comprise a portion of future policy benefits ($695 million of reserves), an increase in mortality experience of 1% per year for individual contracts would increase the present value of future benefits by approximately $36 million.  Conversely, a decrease in mortality experience of 1% per year would decrease the present value of future benefits by approximately $34 million.  We believe that any variation of our mortality estimates is likely to fall within this range.

For traditional life insurance business ($48.9 million of reserves), establishing reserves requires the use of many assumptions.  Due to the number of independent variables inherent in the calculation of these reserves, and because this business is not material to the overall Company results, it is not practical to perform a quantitative analysis on the impact of changes in underlying assumptions.  However, the Insurance Company historically has not experienced significant adverse deviations from its assumptions and believes that its assumptions are realistic and produce reserves that are fairly stated in accordance with GAAP.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the accompanying Table of Contents to Consolidated Financial Statements and Schedules on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Background

As previously reported in the Company’s Current Report on Form 8-K filed on March 10, 2011, on March 7, 2011, the Board of Directors, in consultation with management, concluded that the Company’s previously issued financial statements for the years ended December 31, 2009 and 2008 and for the quarters ended March 31, June 30 and September 30, 2010 should be restated in order to correct certain errors.  The errors were identified during dialogue between management and the SEC in connection with the SEC’s ordinary course review of the Company’s public filings.  Accordingly, the Company is restating its previously issued financial statements for those periods.  See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background on the Restatement and Note 15, Presentation of Restated Financial Statements, of the Notes to Consolidated Financial Statements included in Item 8—Financial Statements and Supplementary Data.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”), and that receipts and expenditures of the company are being made only in accordance with GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In connection with this evaluation, and as a result of the accounting error that necessitated the restatement described above, management identified a material weakness in the Company’s internal control over financial reporting relating to the Company’s interpretation and application of GAAP as it relates to the equity method of accounting for investments in certain limited partnerships.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon that evaluation, management identified a deficiency that was determined to be a material weakness related to the Company’s interpretation and application of GAAP in that the Company did not have effective controls over the processes to ensure proper accounting for investments in limited partnerships.  This material weakness resulted in a material misstatement of income in, and the restatement of the Company's consolidated financial statements for, the years ended December 31, 2009 and 2008 and the quarters ended March 31, June 30 and September 30, 2010, as discussed in Note 15, Presentation of Restated Financial Statements, to the consolidated financial statements included in this Annual Report on Form 10-K.

Based on this evaluation, and as a result of the material weakness in internal control over financial reporting described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.  .

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by BDO, USA LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Remediation of the Material Weakness in Internal Control over Financial Reporting

Subsequent to December 31, 2010, management continued its dialogue with the SEC regarding the use and application of the equity method to account for investments in limited partnerships.  As a result of this dialogue, the Company determined that it should account for such investments under either the equity method or the fair value method, depending upon its level of influence over the financial or operating policies of the partnerships.  The Company has implemented this revised accounting policy and has restated the previously issued financial statements identified above to reflect this accounting.

The Audit Committee has directed management to monitor and test the controls implemented and develop additional controls should any of these new controls require additional enhancement.  In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes that the measures described above will remediate the control deficiencies the Company has identified and strengthen its internal control over financial reporting.  Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Presidential Life Corporation and subsidiaries

Nyack, New York

We have audited Presidential Life Corporation and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles (GAAP), and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.  The Company has identified a material weakness in its internal control over financial reporting related to its use and application of the equity method of accounting for investments in limited partnerships.  The ineffective internal control resulted in material adjustments to the Company’s 2010 year-end financial statements and a restatement of its 2009 and 2008 year-end financial statements.  This material weakness was considered in determining the nature, timing, and extent of audit test applied in our audit of the 2010 financial statements, and this report does not affect our report dated March 29, 2011 on those financial statements.

In our opinion, Presidential Life Corporation and subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Presidential Life Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 29, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 29, 2011

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the Company's directors, nominees for election as directors and executive officers will be included in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, under the heading "Directors and Executive Officers" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to compensation paid to executive officers and directors of the Company will be included under the headings “Compensation of Directors and Executive Officers” and “Compensation Discussion and Analysis” in the  Proxy Statement and is incorporated herein by reference.

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

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

Rider

Exhibit

Number

Description of Document

1.1

Certificate of Ownership and Merger, as filed with the Secretary of State of Delaware on July 27, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1993)

2.02                     Certificate of Merger, as filed with the Secretary of State of State of New York on July 27, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1993)

3.01

Certificate of Amendment of the Certificate of Incorporation of the Corporation, as filed with the Secretary of State of State of New York on June 8, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1993)

3.02

Certificate of Correction of the Certificate of Amendment to the Certificate of Incorporation of the Corporation, as filed with the Secretary of State of State of New York on June 29, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1993)

3.03

Certificate of Incorporation of Presidential Life Corporation, a Delaware corporation (now the Corporation) (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

3.04

By-Laws of Presidential Life Corporation, a Delaware corporation (now the Corporation) (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.01

   Reinsurance Agreements, dated January 1, 1969, March 1, 1979 and November 15, 1980, in each case together with all amendments thereto, Between the Registrant and Life Reassurance Corporation of America (formerly known as General Reassurance Corporation) (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.02

Reinsurance Agreements, dated September 25, 1969 and November 21, 1980, in each case together with all amendments thereto, by and between Presidential Life Insurance Company and Security Benefit Life Insurance Company (now known as Swiss Re Life & Health America) (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.03

Form of Indemnification Agreement (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.04

Presidential Life Corporation 1984 Stock Option Plan (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.05

Presidential Life Corporation 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 28.1 to the Registration Statement on Form S-8 of the Corporation filed on July 16, 1996)

10.05

Presidential Life Corporation 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of the Corporation filed on June 16, 2006)

11.01

Statement Re Computation of Per Share Earnings is clearly determinable from the information contained in this Form 10K

20.1

Subsidiaries of the Registrant (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

22.1

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

Date:  March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:   March 29, 2011

/s/ Donald Barnes

Donald Barnes

Chief Executive Officer

Date:   March 29, 2011

 /s/ P. B. (Pete) Pheffer

P. B. (Pete) Pheffer

Chief Financial Officer/Principal Accounting Officer

Date:   March 29, 2011

 /s/ W. Thomas Knight

W. Thomas Knight, Director

Date:   March 29, 2011

 /s/ Stanley Rubin

Stanley Rubin, Director

Date:  March 29, 2011

 /s/ William M. Trust Jr.

William M. Trust Jr., Director

Date:  March 29, 2011

 /s/ Lawrence Read.

Lawrence Read, Director

Date:  March 29, 2011

 /s/ Lawrence Rivkin

Lawrence Rivkin, Director

Date:  March 29, 2011

 /s/ William DeMilt

William DeMilt, Director

Date:  March 29, 2011

 /s/ John D. McMahon

John D. McMahon, Director

Consent of Independent Registered Public Accounting Firm

Presidential Life Corporation

Nyack, New York

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-63831) and Form S-8 (No. 333-08217) of Presidential Life Corporation of our report dated March 29, 2011, relating to the consolidated financial statements and financial statement schedules, and the effectiveness of Presidential Life Corporation’s internal control over financial reporting, which appears in this Form 10-K.

We also consent to the reference to us under the caption “Experts” on Forms S-3 and S-8.

/s/ BDO USA, LLP

New York, New York

March 29, 2011

0

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                              Page

Report of Independent Registered Public Accounting Firm ……….…………………………….              F-2

Consolidated Financial Statements:

       Consolidated Balance Sheets as of December 31, 2010 and 2009…………..………….…….

            F-3

Consolidated Statements of Income – Years Ended December 31, 2010, 2009

     and 2008…………..……………………………………………………………………..           F-4

       Consolidated Statement of Shareholders’ Equity – Years Ended December 31, 2010,

                 2009 and 2008……………..……………………………………………….…………...

 F-5

Consolidated Statements of Cash Flows – Years Ended December 31, 2010, 2009

         and 2008 ………… .……………………………………………………………………..

 F-6

Notes to Consolidated Financial Statements  ……………………………………………………...

 F-7

Consolidated Financial Statement Schedules:

II  Condensed Balance Sheets (Parent Company Only) as of December 31, 2010 and

         2009 ………….. ..……………………………………………………………………….

II  Condensed Statements of Income (Parent Company Only) – Years Ended

                December 31, 2010, 2009 and 2008 ……………. ………………………………………

II  Condensed Statements of Cash Flows (Parent Company Only) – Years Ended

                 December 31, 2010, 2009 and 2008 …………. …………………………………………

     III  Supplemental Insurance Information – Years Ended December 31, 2010, 2009 and 2008 …

     IV  Reinsurance – Years Ended December 31, 2010, 2009 and 2008  …………………………..

S-5

                 Certification for Chief Executive Officer  ……………………………………………….

S-6

                 Certification for Treasurer or Chief Financial Officer……..……………………………

S-7

All schedules not included are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Presidential Life Corporation

Nyack, New York

We have audited the accompanying consolidated balance sheets of Presidential Life Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008.  We have also audited the financial statement schedules listed in the accompanying index as of and for the years ended December 31, 2010, 2009 and 2008.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Presidential Life Corporation and subsidiaries at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Presidential Life Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 29, 2011 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 29, 2011

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2010	2009
ASSETS:		(As Restated)
Investments:		(See Footnote 15)
Fixed maturities:
Available for sale at fair value (Amortized cost of $3,209,803 and $3,043,757 respectively)	$ 3,391,998	$ 3,087,021
Common stocks:
Available for sale at fair value (Cost of $472 and $475 respectively)	1,279	1,947
Derivatives, at fair value	9,402	390
Real estate	415	415
Policy loans	19,607	18,959
Short-term investments	107,958	293,136
Limited partnerships	195,501	212,707
Total investments	3,726,160	3,614,575

Cash and cash equivalents	5,924	8,763
Accrued investment income	42,757	41,281
Amounts due from security transactions	49,005	-
Federal income tax recoverable	2,627	18,313
Deferred federal income taxes, net	-	175
Deferred policy acquisition costs	57,298	78,065
Furniture and equipment, net	376	447
Amounts due from reinsurers	16,644	15,056
Other assets	1,495	1,506
TOTAL ASSETS	$ 3,902,286	$ 3,778,181

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Policy Liabilities:
Policyholders’ account balances	$ 2,401,482	$ 2,444,984
Future policy benefits:
Annuity	663,456	645,801
Life and accident and health	81,081	76,457
Other policy liabilities	11,718	10,592
Total policy liabilities	3,157,737	3,177,834
Deferred federal income taxes, net	45,157	-
Deposits on policies to be issued	1,166	1,905
General expenses and taxes accrued	1,573	2,461
Other liabilities	14,745	14,462
Total Liabilities	3,220,378	3,196,662

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized 100,000,000 shares; issued and outstanding 29,574,697 shares in 2010 and 29,574,697 in 2009)	296	296
Additional paid in capital	7,123	6,639
Accumulated other comprehensive income (loss)	99,548	13,789
Retained earnings	574,941	560,795
Total Shareholders’ Equity	681,908	581,519
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,902,286	$ 3,778,181

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Years Ended December 31
	2010	2009	2008
REVENUES:		(As Restated)	(As Restated)
Insurance revenues:		(See Footnote 15)	(See Footnote 15)
Premiums	$ 19,316	$ 16,134	$ 16,175
Annuity considerations	51,198	39,427	30,668
Universal life and investment type policy fee income	2,090	2,150	2,676
Equity in earnings (loss) on limited partnerships	(5,450)	(66)	(8,283)
Net investment income	198,568	197,870	214,664
Net realized investment (losses) gains, excluding other than temporary impairment (“OTTI”) losses	28,302	12,064	(5,556)
Total OTTI losses recognized in earnings	(1,392)	(7,841)	(21,118)
Other income	4,391	3,217	2,483
TOTAL REVENUES	297,023	262,955	231,709

BENEFITS AND EXPENSES:
Death and other life insurance benefits	19,463	15,384	15,403
Annuity benefits	81,743	79,610	81,762
Interest credited to policyholders’ account balances	106,341	108,826	112,815
Interest expense on notes payable	-	754	7,353
Other interest and other charges	1,280	1,565	1,355
Increase (Decrease) in liability for future policy benefits	20,811	9,172	(2,595)
Commissions to agents, net	7,156	10,677	9,115
Costs related to consent revocation solicitation	1,525	2,478	-
General expenses and taxes	18,584	17,315	17,667
Change in deferred policy acquisition costs	5,305	1,028	4,376
TOTAL BENEFITS AND EXPENSES	262,208	246,809	247,251

Income (loss) before income taxes	34,815	16,146	(15,542)

Provision (benefit) for income taxes:
Current	14,120	(5,444)	13,752
Deferred	(845)	6,870	(26,801)
	13,275	1,426	(13,049)

NET INCOME (LOSS)	$ 21,540	$ 14,720	$ (2,493)

Earnings (loss) per common share, basic	$ .73	$ .50	$ (.08)
Earnings (loss) per common share, diluted	$ .73	$ .50	$ (.08)

Weighted average number of shares outstanding during the year, basic	29,574,697	29,574,558	29,563,262

Weighted average number of shares outstanding during the year, diluted	29,574,697	29,574,558	29,595,819

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(in thousands, except share data)

	Capital Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2007, as restated	$295		$4,538		$568,898	$93,733	$667,464
Comprehensive Income:
Net Income (Loss), (as restated, see note 15)					(2,493)		(2,493)
Loss on Rate Lock Hedge				(74)	(74)
Net Unrealized Investment Losses(as restated, see note 15)						(235,126)	(235,126)
Comprehensive Loss					(237,693)
Issuance of Shares Under Stock Option Plan	1		238				239
Share Based Compensation		1,075			1,075
Dividends Paid to Shareholders ($.4375 per share)					(12,935)		(12,935)
Balance at December 31, 2008 (as restated, see note 15)	$296	$5,851	$553,470	$(141,467)	$418,150

Comprehensive Income:
Net Income (as restated, see note 15)			14,720		14,720
Net Unrealized Investment Gains(as restated, see note 15)						155,256	155,256
Comprehensive Gain					169,976
Issuance of Shares Under Stock Option Plan			4				4
Share Based Compensation		784			784
Dividends Paid to Shareholders ($.25 per share)					(7,395)		(7,395)
Balance at December 31, 2009 (as restated, see note 15)	$296	$6,639	$560,795	$13,789	$581,519

Comprehensive Income:
Net Income			21,540		21,540
Net Unrealized Investment Gains						85,759	85,759
Comprehensive Gain					107,299
Share Based Compensation			484				484
Dividends Paid to Shareholders ($.25 per share)			(7,394)		(7,394)
Balance at December 31, 2010	$296		$7,123		$574,941	$99,548	$681,908

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
		2009	2008
		(As Restated)	(As Restated)
OPERATING ACTIVITIES:	2010	(See Footnote 15)	(See Footnote 15)
Net Income	$ 21,540	$ 14,720	$ (2,493)
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit (Provision) for deferred income taxes	(845)	6,870	(26,801)
Depreciation and amortization	173	226	862
Stock Option Compensation	484	784	1,075
Amortization of fixed maturity discounts and premiums	(15,666)	(16,602)	(18,726)
Equity in (earnings) loss on limited partnerships	5,450	66	8,283
Net realized (gains) losses	(28,302)	(12,064)	5,556
Total OTTI losses recognized in earnings	1,392	7,841	21,118
Changes in:
Accrued investment income	(1,476)	(295)	4,220
Deferred policy acquisition costs	5,305	1,028	4,376
Federal income tax recoverable	15,686	6,488	(24,984)
Liability for future policy benefits	22,279	10,490	(230)
Liability for amounts due brokers	-	-	(541)
Other items	(1,242)	(1,638)	(2,967)
Net Cash Provided by (Used In) Operating Activities	$ 24,778	$ 17,914	$ (31,252)
INVESTING ACTIVITIES:
Fixed Maturities:
Acquisitions	(432,144)	(286,927)	(349,323)
Sales	7,378	47,657	25,570
Maturities, calls and repayments	276,091	226,772	492,291
Common Stocks:
Acquisitions	-	(4)	-
Sales	-	561	338
Derivative Investments Acquisitions	(9,975)	-	-
Decrease in short-term investments and policy loans	184,530	49,088	30,078
Limited partnerships:
Contributions to limited partnerships	(32,134)	(28,999)	(37,685)
Distributions from limited partnerships	80,226	27,937	63,906
Amounts due from security transactions	(49,005)	13,017	9,583
Net Cash Provided by Investing Activities	$ 24,967	$ 49,102	$ 234,758
FINANCING ACTIVITIES:
Increase (Decrease) in policyholders’ account balances	(43,502)	15,349	(150,272)
Issuance of common stock	-	4	238
Bank overdrafts	(949)	(2,478)	(11,166)
Deposits on policies to be issued	(739)	(1,054)	(5,487)
Retirement of senior notes	-	(66,500)	(23,695)
Dividends paid to shareholders	(7,394)	(7,394)	(12,935)
Net cash Used in Financing Activities	$ (52,584)	$ (62,073)	$ (203,317)

Increase (Decrease) in Cash and Cash Equivalents	(2,839)	4,943	189
Cash and Cash Equivalents at Beginning of Year	8,763	3,820	3,631
Cash and Cash Equivalents at End of Year	$ 5,924	$ 8,763	$ 3,820
Supplemental Cash Flow Disclosure:
Income Taxes Paid	$ 14,885	$ 1,041	$ 39,082
Interest Paid	$ -	$ 2,618	$ 7,309

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation (the “Company”), through its wholly owned subsidiary Presidential Life Insurance Company (“the Insurance Company”), is engaged in the sale of annuity contracts, life insurance and accident and health insurance.  The Insurance Company has assets of approximately $3.9 billion and shareholders’ equity of $652 million as of December 31, 2010 and is licensed in all 50 states and the District of Columbia.

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

Approximately 70% of our life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and the Company does not make mortality charges on either product.  Moreover, the two products generate similar returns to the Company and carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility, with overlapping administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

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

Where consolidation is not appropriate, the Company applies the equity method of accounting consistent with ASC 323, Investments – Equity Method and Joint Ventures, to limited partnerships in which the Company holds either (a) a five percent or greater interest or (b) less than a five percent interest, but with respect to which partnership the Company has more than virtually no influence over the operating or financial policies of the limited partnership.  The Company records realized and unrealized earnings (or losses) of the limited partnerships in net income each period.  Generally, the Company records its share of its earnings using a three month lag.

The Company applies the fair value method of accounting consistent with ASC 944, Financial Services—Insurance, to those limited partnerships in which the Company holds less than a five percent interest and does not have more than virtually no influence over the operating or financial policies of the limited partnership.  The Company recognizes the unrealized change in fair value of a partnership interest as a component of equity (other comprehensive income or loss) each period and recognizes cash distributions in earnings each period.

The Company considers certain qualitative factors in assessing whether it has more than virtually no influence for partnership interests of less than five percent.

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

For all investments, including limited partnerships, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an other than temporary impairment has occurred, and the carrying value of the equity security is written down to the current fair value, with a corresponding charge to realized gain (loss) in our Consolidated Statements of Income. We base our review on a number of factors, including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third-party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location.

For equity method investees, the Company considers financial and other information provided by the limited partnerships, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When an OTTI is deemed to have occurred, the Company records a realized capital loss to record the investment at its estimated fair value.

When assessing our intent to sell a fixed maturity security or if it is more likely that the Company will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio and sale of securities to meet cash flow needs.  In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover.  The discount rate is the effective interest rate implicit in the underlying fixed maturity security.  The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired.  If an OTTI exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income.  If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded to OCI, as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

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

The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, commercial paper and money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has deposits that exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, but the Company does not consider this a significant concentration of credit risk based on the strength of the financial institutions.

The Company’s investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Accumulated depreciation amounted to $206,800 and $206,800 at December 31, 2010 and 2009, respectively.  Both buildings are fully depreciated and have no depreciation expense for the years ended December 31, 2010, 2009 and 2008.

E.

Furniture and Equipment

Furniture and equipment is carried at cost and depreciated on a straight-line basis over a period of five to ten years except for automobiles, which are depreciated over a period of three years.  Accumulated depreciation amounted to $1,825,000 and $1,702,000 at December 31, 2010 and 2009, respectively, and related depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $150,700, $126,800 and $114,800, respectively.

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

For the years ended December 31, 2010, 2009, and 2008, approximately 36.3%, 51.4% and 54.1%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York.

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

Unamortized deferred policy acquisition costs for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

	2010	2009 (As Restated) (See Footnote 15)	2008 (As Restated) (See Footnote 15)
	(in thousands)
Balance at the beginning of year	$ 78,065	$ 125,564	$ 78,867
Add: Current year’s costs deferred	7,583	11,315	9,582
Less amortization for the year	11,855	11,594	12,993
Total	73,793	125,285	75,456
Change in amortization related to unrealized gain in investments	(16,495)	(47,220)	(50,108)
Balance at the end of the year	$ 57,298	$ 78,065	$ 125,564

H.

Future Policy Benefits

Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions established at policy issue as to mortality and persistency is based on anticipated experience.  Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contract holders’ fund balances and after annuitization are equal to present value of expected future payments.  The average interest rate used in establishing liabilities for life insurance was 5.28%, 5.33%, and 5.28% for 2010, 2009, and 2008 respectively; and the average interest rate used in establishing liabilities for annuities was 7.23%, 7.37%, and 7.43% for 2010, 2009 and 2008 respectively.

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

These account balances are summarized as follows:

	2010	2009
	(in thousands)
Account balances at beginning of year	$ 2,444,984	$ 2,429,635
Additions to account balances	197,586	305,951
Deductions from account balances	241,088	290,602
Account balances at end of year	$ 2,401,482	$ 2,444,984

The average interest rate credited to account balances was 4.49%, 4.57%, and 4.61% for 2010, 2009 and 2008 respectively.

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

L.

Earnings Per Common Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of common shares outstanding during the year.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average numbers of common shares used to compute diluted EPS for the year ended December 31, 2010, 2009 and 2008 were 29,574,697, 29,574,558 and 29,595,819 respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS in 2010 as they were anti-dilutive.

M.

Reclassifications

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from the change in presentation.

N.

New Accounting Pronouncements

In December 2010, the FASB issued updated guidance that modifies the goodwill impairment test. Under the updated guidance, goodwill is tested for impairment using a two-step process. The first step is to identify potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, a second step is performed to measure the amount of impairment, if any. The second step is to determine the implied fair value of the reporting unit’s goodwill, measured in the same manner as goodwill is recognized in a business combination, and compare that amount with the carrying amount of the goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The updated guidance requires that if the carrying amount of a reporting unit becomes zero or negative, the second step of the impairment test must be performed when it is more likely than not that a goodwill impairment loss exists. In considering whether it is more likely than not that an impairment loss exists a company is required to evaluate qualitative factors, including the factors presented in existing guidance that trigger an interim impairment test of goodwill (e.g. a significant adverse change in business climate or an anticipated sale of a reporting unit). This guidance is effective for public entities that perform impairment tests during their fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application is not permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated results of operations and financial condition.

In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred.  If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for periods ending after December 15, 2011.  The adoption of this guidance is not expected to have any significant impact on the Company’s results of operations, financial position or liquidity.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that required entities to make new disclosures about recurring or nonrecurring fair-value measurements and provides clarification of existing disclosure requirements. For assets and liabilities that are measured at fair value on a recurring basis, it required disclosure of significant transfers between Levels 1 and 2, and transfers into and out of Level 3 of the fair value hierarchy and the reasons for those transfers. Significant transfers into each level must be disclosed and discussed separately from transfers out of each level. Significance is judged with respect to earnings, total assets, total liabilities or total equity. An accounting policy must be determined and disclosed as to when transfers between levels are recognized; (1) actual date, (2) beginning of period or (3) end of period. The ASU amended the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. The ASU also amended ASC 820 to require fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of the valuation technique and inputs used to measure fair value is required for both recurring and nonrecurring fair value measurements. This standard became effective during the first quarter of 2010. Since this standard impacted disclosure requirements only, its adoption did not have a material impact on our Consolidated Financial Statements.

On January 1, 2010, the Company adopted the new guidance on transfers and servicing which requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale. It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The guidance is effective on a prospective basis in fiscal years beginning on or after November 15, 2009 and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

On January 1, 2010, the Company adopted the new guidance on consolidation which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance is effective on a prospective basis in fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years. The adoption of this new guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

In September 2009, the FASB amended Accounting Standards Codification (ASC) No. 820 “Fair Value Measurements and Disclosures” with Accounting Standards Update (ASU) No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU provides amendments for the fair value measurement of investments to create a practical expedient to measure the fair value of an investment in certain entities on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. Therefore, certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment if the practical expedient is used. The amendment in this ASU also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at measurement date, any unfunded commitments, and the investment strategies of the investees. The amendments in this ASU were effective for interim and annual periods ending after December 15, 2009.  The adoption of ASU No. 2009-12, did not have a significant impact on the Company’s financial position or results of operations.

In August 2009, the FASB amended ASC No. 820 “Fair Value Measurements and Disclosures” with ASU No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance provided in this ASU became effective for the Company on October 1, 2009 and there were no significant impacts on our financial position or results of operations.

In June 2009, the FASB issued ASC No. 810 “Consolidations”, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This Topic became effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this ASC No. 810 did not have a material impact on the Company’s financial statements and disclosures.

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

In April 2009, the FASB issued ASC 825-10-65, (formerly FSP No. FAS 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments”.  ASC 825-10-65 expands the fair value disclosures required for all financial instruments within the scope of ASC 825-10 to interim periods. The guidance also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The Company adopted ASC 825-10-65 during the second quarter of 2009 resulting in additional financial disclosures in the Company’s consolidated financial statements.

2. INVESTMENTS

A.

General

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity.

The following tables provide information relating to fixed maturities and common stocks held by the Company:

Available for Sale investments at December 31, 2010:

	Cost or Amortized	Gross Unrealized
Type of Investment	Cost	Gains	(Losses)	Market Value
		(in thousands)
Fixed Maturities:
Bonds and Notes:
United State government and government agencies and authorities	$ 161,757	$ 6,019	$ (239)	$ 167,537
States, municipalities and political subdivisions	285,847	7,442	(4,551)	288,738
Public Utilities	442,519	35,590	(3,791)	474,318
Commercial Mortgage Backed Securities	147,867	11,138	(456)	158,549
All other corporate bonds	2,068,050	160,152	(28,216)	2,199,986
Preferred stocks, primarily corporate	103,763	5,910	(6,803)	102,870
Total Fixed Maturities	$ 3,209,803	$ 226,251	$ (44,056)	$ 3,391,998
Common Stocks:
Industrial, miscellaneous and all other	472	807	-	1,279
Total Common Stocks	$ 472	$ 807	$ -	$ 1,279

Available for sale investments at December 31, 2009:

	Cost or Amortized	Gross Unrealized
Type of Investment	Cost	Gains	(Losses)	Market Value
		(in thousands)
Fixed Maturities:
Bonds and Notes:
United State government and government agencies and authorities	$ 240,777	$ 14,583	$ (482)	$ 254,878
States, municipalities and political subdivisions	101,994	3,202	(5,340)	99,856
Public Utilities	427,546	21,671	(4,889)	444,328
Commercial Mortgage Backed Securities	191,454	10,531	(4,796)	197,189
All other corporate bonds	1,971,267	91,563	(71,729)	1,991,101
Preferred stocks, primarily corporate	110,719	4,584	(15,634)	99,669
Total Fixed Maturities	$ 3,043,757	$ 146,134	$ (102,870)	$ 3,087,021
Common Stocks:
Industrial, miscellaneous and all other	475	1,476	(4)	1,947
Total Common Stocks	$ 475	$ 1,476	$ (4)	$ 1,947

The estimated fair value of fixed maturities available for sale at December 31, 2010, by contractual maturity, is as follows.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Market Value
	(in thousands)
Due in one year or less	$243,989	$248,950
Due after one year through five years	817,925	877,227
Due after five years through ten years	704,538	765,441
Due after ten years	1,191,721	1,238,961
Total debt securities	2,958,173	3,130,579
Mortgage-Backed Bonds	147,867	158,549
Preferred Stocks	103,763	102,870
Total	$3,209,803	$3,391,998

The following information summarizes the components of net investment income:

Net Investment Income:

	Year Ended December 31
	2010	2009 (As Restated) (See Footnote 15)	2008 (As Restated) (See Footnote 15)
	(in thousands)
Fixed Maturities	$ 198,817	$ 196,438	$ 203,912
Common Stocks	1,331	1,118	1,470
Short-term investments	359	799	9,083
Other investment income	2,428	2,516	3,564
	202,935	200,871	218,029
Less investment expenses	4,367	3,001	3,365

Net investment income	$ 198,568	$ 197,870	$ 214,664

As of December 31, 2010, 2009 and 2008 there were six fixed maturity investments with a carrying value of $0.5 million, nine fixed maturity investments with a carrying value of $1.5 million and fourteen fixed maturity investments with a carrying value of $0.3 million, respectively, in the accompanying balance sheet in default and were therefore non-income producing.  The Company has recorded an OTTI charge on these investments.

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ -	$ -	$ 1,926	$ 239	$ 1,926	$ 239
States, municipalities and political subdivisions	117,524	4,438	5,376	113	122,900	4,551
Public utilities	52,541	2,030	9,201	1,761	61,742	3,791
Mortgage backed securities	-	-	4,972	456	4,972	456
Corporate Bonds	196,100	7,473	181,690	20,743	377,790	28,216
Preferred Stocks	9,327	140	46,314	6,663	55,641	6,803
Subtotal Fixed Maturities	375,492	14,081	249,479	29,975	624,971	44,056
Common Stock	-	-	-	-	-	-

Total	$ 375,492	$ 14,081	$ 249,479	$ 29,975	$ 624,971	$ 44,056

The following table presents the amortized cost and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities			(in thousands)

US Treasury obligations and direct obligations of US Government Agencies	$ 1,841	$ 482	$ -	$ -	$ 1,841	$ 482
States, municipalities and political subdivisions	66,466	2,377	8,839	2,963	75,305	5,340
Public utilities	20,109	473	43,819	4,416	63,928	4,889
Mortgage backed securities	28,129	1,327	52,481	3,469	80,610	4,796
Corporate Bonds	128,724	9,477	458,058	62,252	586,782	71,729
Preferred Stocks	1,942	109	61,407	15,525	63,349	15,634
Subtotal Fixed Maturities	247,211	14,245	624,604	88,625	871,815	102,870
Common Stock	1	4	-	-	1	4

Total	$ 247,212	$ 14,249	$ 624,604	$ 88,625	$ 871,816	$ 102,874

The following presents the gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2010.

	Gross Unrealized Losses	% of Total
	(in thousands)
Less than twelve months	$ 14,081	31.96
Twelve months or more	29,975	68.04
Total	$ 44,056	100.00

The following presents the gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost by December 31, 2009.

	Gross Unrealized Losses	% of Total
	(in thousands)
Less than twelve months	$ 14,245	13.85
Twelve months or more	88,625	86.15
Total	$ 102,870	100.00

The Company owned 220 and 315 securities with an unrealized loss position as of December 31, 2010 and 2009, respectively.

The following table presents the total gross unrealized losses in excess of 12 months for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost by December 31, 2010.

# of Issuers	% of Market/Book	Unrealized Loss
		(In thousands)
36	90%-99%	$ 6,231
24	80%-89%	14,212
6	70%-79%	2,588
2	60%-69%	3,799
1	50%-59%	3,144
1	0%-49%	1
70		$ 29,975

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

As of December 31, 2010 and December 31, 2009, the Company had approximately $226.3 million and $146.1 million, respectively, of gross unrealized gains in fixed maturities.

During 2010, 2009, and 2008 the Company realized losses related to other than temporary impairments of approximately $1.4 million, $7.8 million and $21.1 million, respectively.

Net Realized Investment Gains (Losses):

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Fixed maturities	$ 3,092	$ 4,760	$ (20,547)
Common stocks	-	248	270
Limited partnerships	26,173	7,173	21,219
Derivatives	(963)	(117)	(6,498)
Net realized investment gains (losses), excluding OTTI losses	$ 28,302	$ 12,064	$ (5,556)
Total OTTI losses recognized in earnings	$ (1,392)	$ (7,841)	$ (21,118)
Net realized investment gains/losses, including OTTI losses	$ 26,910	$ 4,223	$ (26,674)

The tables below indicate the gross realized gains and losses for the years ended December 31, 2010, 2009 and 2008.

(Amounts in Thousands)Year Ended December 31, 2010	Gross Gains	Gross Losses	Net Gainsand Losses
Fixed maturity securities	3,569	(477)	3,092
Equity securities	-	-	-
Limited partnerships	47,230	(21,057)	26,173
Derivatives	-	(963)	(963)
Write-down of Limited partnerships	-	-	-
Write-down of fixed maturity securities	-	(1,388)	(1,388)
Write-down of equity securities	-	(4)	(4)
	$50,799	$(23,889)	$26,910

(Amounts in Thousands)Year Ended December 31, 2009	Gross Gains	Gross Losses	Net Gainsand Losses
Fixed maturity securities	9,253	(4,493)	4,760
Equity securities	248	-	248
Limited partnerships	15,681	(782)	14,899
Derivatives	-	(117)	(117)
Write-down of Limited partnerships	-	(7,726)	(7,726)
Write-down of fixed maturity securities	-	(7,524)	(7,524)
Write-down of equity securities	-	(317)	(317)
	$25,182	$(20,959)	$4,223
(Amounts in Thousands)Year Ended December 31, 2008	Gross Gains	Gross Losses	Net Gainsand Losses
Fixed maturity securities	11,194	(31,741)	(20,547)
Equity securities	270	-	270
Limited partnerships	27,141	(5,922)	21,219
Derivatives	-	(6,498)	(6,498)
Write-down of Limited partnerships	-	-	-
Write-down of fixed maturity securities	-	(15,108)	(15,108)
Write-down of equity securities	-	(6,010)	(6,010)
	$38,605	$(65,279)	$(26,674)

Net Unrealized Investment (Losses) Gains:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Fixed maturities	$ 182,196	$ 43,264	$ (292,331)
Common stocks	807	1,472	1,879
Limited partnerships	(6,547)	(16,266)	32,590
Unrealized investment gains (losses)	$ 176,456	$ 28,470	$ (257,862)

Amortization (benefit) of deferred acquisition costs	(23,590)	(7,095)	40,125
Deferred federal income tax (expense) benefit	(53,318)	(7,586)	76,344
Transition Adjustment	-	-	(74)
Net unrealized investment (losses) gains	99,548	13,789	(141,467)
Change in net unrealized investment (losses) gains and rate lock adjustment	$ 85,759	$ 155,256	$ (235,200)

The change in unrealized investment gains (losses), as presented below, resulted primarily from changes in general economic conditions, which directly influenced investment security markets.  These changes were also impacted by write-downs of investment securities for declines in market values deemed to be other than temporary.

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the Year Ended December 31, 2010:	(in thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 121,521	$ (42,531)	$ 78,990
Plus: reclassification adjustment for gains realized in net income	26,910	(9,419)	17,491
Change related to deferred policy acquisition costs	(16,495)	5,773	(10,722)
Change in net unrealized investment gains	$ 131,936	$ (46,177)	$ 85,759

For the Year Ended December 31, 2009:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 281,852	$ (98,648)	$ 183,204
Plus: reclassification adjustment for gains realized in net income	4,223	(1,478)	2,745
Change related to deferred policy acquisition costs	(47,220)	16,527	(30,693)
Change in net unrealized investment gains	$ 238,855	$ (83,599)	$ 155,256

For the Year Ended December 31, 2008:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (385,279)	$ 134,848	$ (250,432)
Plus: reclassification adjustment for losses realized in net income	(26,674)	9,336	(17,338)
Change related to deferred policy acquisition costs	50,108	(17,538)	32,570
Change in net unrealized investment losses	$ (361,846)	$ 126,646	$ (235,200)

Proceeds from sales and maturities of fixed maturities during 2010, 2009 and 2008 were $283.5 million, $274.4 million and $517.9 million, respectively.  During 2010, 2009 and 2008, respectively, gross gains of $3.6 million, $9.5 million and $11.2 million and gross losses of $1.9 million, $4.5 million and $31.8 million were realized on those sales.

There were no investments owned in any one issuer that aggregate 10% or more of shareholders’ equity as of December 31, 2010.

At December 31, 2010, the Company held the following bonds that have third party guarantees:

		S&P Rating
Name	Par Value	With Guarantee	Without Guarantee	Guarantor
American General Insurance	$8,920,000	BBB-	BB-	AIG Life
Ennis, TX Econ Development Corp.	480,000	A-	A-	XLCA
Los Angeles CA Community College	1,025,000	AA	AA	MBIA
Medical Univ. of South Carolina	3,000,000	BBB	BBB	Nat RE-FHA
NJ Economic Development Authority	8,540,000	AA-	AA-	AMBAC
Oglethorpe Power	1,000,000	A	A	Nat RE-FGIC
Sacramento County Pub Fin Authority	1,540,000	A-	A-	Nat RE-FGIC

As of December 31, 2010 and 2009, securities with a carrying value of approximately $7.0 million and $6.4 million, respectively, were on deposit with various state insurance departments to comply with applicable insurance laws.

Limited partnerships:

The carrying value of limited partnership interests was $195.5 million and $212.7 million at December 31, 2010 and 2009, respectively. Included within limited partnership interests were $184.2 million and $190.4 million, at December 31, 2009 and 2008, respectively, of investments in limited partnerships using fair value method. The remainder of the limited partnership interests was $11.3 million and $22.3 billion, at December 31, 2009 and 2008, respectively, which were accounted for using the equity method.

The following table presents the carrying value of limited partnerships.

	December 31, 2010	December 31, 2009
($ in thousands)		(As Restated) (See Footnote 15)

Debt/Collateralized bond obligations	$3,403	$2,986
Hedge Related Funds	40,382	78,664
Infrastructure	20,889	14,321
Leveraged buy-out/Merchant	39,968	36,565
Mezzanine and Senior Debt	1,345	2,084
Oil and Gas	17,083	13,220
Real Estate	25,399	26,341
Restructuring	42,652	34,483
Equity Funds	4,380	4,043
	$195,501	$212,707

The following table presents the investment activity in limited partnerships.

	Twelve Months Ended
($ in thousands)	December 31,
	2010	2009

Contributions	$32,134	$28,999
Equity in earnings (loss) of partnerships	(5,450)	(66)
Realized gain (loss) recognized in net income	26,172	7,173
Change in unrealized gains (losses) reflected in other comprehensive income	9,336	(48,839)
Distributions	(79,398)	(28,329)
Change in limited partnerships	(17,206)	(41,062)
Limited partnerships, beginning of period	212,707	253,769
Limited partnerships, end of period	$195,501	$212,707

Limited partnerships with a carrying value of $16.5 million and a gross unrealized loss of $5.5 million, have been in an unrealized loss position for under twelve months.  Limited partnerships with a carrying value of $68.6 million and a gross unrealized loss of $46.6 million, have been in an unrealized loss position for over twelve months.

As of December 31, 2010, the Company was committed to contribute, if called upon, an aggregate of approximately $58.3 million of additional capital to certain of our limited partnerships.  Commitments of $31.6 million, $25.5 million and $1.2 million are expected to expire in 2011, 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.

Dividends paid on the limited partnerships totaled approximately $718 thousand and $192 thousand in fiscal years 2010 and 2009, respectively.

The Company is invested in three hedge fund limited partnerships with a carrying value of $43.5 million as of December 31, 2010.  Two of these partnerships each contain redemption rights that allow the Company to withdraw amounts equal to the total capital account balance, annually, with notice requirements of 30-90 days.  These withdrawals are subject to a holdback of 5-10%, with final distributions pending the completion of the partnership’s annual audit.  One of these partnerships contain private special investments, which equal approximately 22% of its carrying value, that may also be excluded from the withdrawal process and subject to liquidation at a later date.  One of the hedge funds had its assets located at the prime brokerage unit of Lehman Brothers International (Europe) (“LBIE”), located in the United Kingdom.  Since September 2008, when Lehman Brothers filed for bankruptcy, the assets were frozen and the claims to such assets are subject to the resolution of the bankruptcy proceedings.  Due to the complexities surrounding the LBIE proceedings, the Company concluded that this investment was other than temporarily impaired and recorded a writedown, since the Company cannot forecast with any certainty when it will be resolved. On December 31, 2010, the Company liquidated four hedge fund investments at market value except for approximately $430,000 of private special investments held by one of the liquidated funds.

B.

Variable Interest Entities

The following table presents the total assets and maximum exposure to loss relating to variable interest entities for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at December 31, 2010 and December 31, 2009, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated.  These VIE’s represent approximately 70 different limited partnerships which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructurings and merchant banking.  When evaluating whether we are the primary beneficiary of a VIE and must therefore consolidate the entity, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties.  The Company, in most instances, has an ownership interest of 1% to 3%.  These obligations consist solely to fund committed dollars and no additional funding is required.  The general partner is responsible for management and operations.

December 31, 2010
	PRIMARY BENEFICIARY			NOT PRIMARY BENEFICIARY
(in thousands)
	Total Assets	Maximum Exposure to Loss	Recognized Liability	Total Assets (1)	Maximum Exposure to Loss (2)
Limited Partnerships	-	-	-	$ 195,501	$ 205,917

December 31, 2009 (As Restated)
	PRIMARY BENEFICIARY			NOT PRIMARY BENEFICIARY
(in thousands)
	Total Assets	Maximum Exposure to Loss	Recognized Liability	Total Assets (1)	Maximum Exposure to Loss (2)
Limited Partnerships	-	-	-	$ 212,707	$ 238,566

(1)

Market value at year-end

(2)

Cost at year-end

The Company’s maximum exposure to loss represents the maximum loss amount the company could recognize as a reduction in net investment income.  The maximum exposure to loss is based upon the cost basis of the limited partnerships.  The difference between the carrying value and the maximum exposure to loss is the unrealized gain or loss.  The Company has unfunded commitments to these variable interest entities in the amount of $58.3 million.

A.

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

As an element of its asset liability management strategy, the Company has utilized hedges against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as payor swaptions.  Swaptions are options to enter into an interest rate swap arrangement with a counter party at a specified future date.  At expiration, the counter party would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The total notional amount of the three payor swaptions at December 31, 2010 was $221.5 million.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates.  With the Swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

The Company has determined that the Payor Swaptions represent a “non-qualified hedge”. These investments are classified on the balance sheet as “Derivative Instruments”. The value of the Payor Swaptions is recognized at “fair value” (market value), with any change in fair value reflected in the income statement as a realized gain or loss. The market value of the Payor Swaptions totaled $9,401,833 at December 31, 2010.

3.

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

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy.  The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service).  When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly for its fixed maturity investments.  The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy.  If quoted market prices and an estimate from a pricing service are unavailable, the Company secures an estimate of fair value from brokers, when available, who utilize valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3.  .  When broker prices are unavailable, the Company prices the securities using either discounted cash-flow models or matrix pricing.  The Company’s policy is to transfer assets and liabilities into Level 3 when a significant input cannot be corroborated with market observable data.  This may include: circumstances in which market activity has dramatically decreased and transparency to underlying inputs cannot be observed, current prices are not available, and substantial price variances in quotations among market participants exist.  In certain cases, the inputs used to measure the fair value may fall into levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.  In making the assessment, the Company considers factors specific to the asset.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  The Company will challenge any prices for its investments which are not considered to represent fair value.  If a fair value is challenged, the Company will typically obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought.  At December 31, 2010, the Company has not adjusted any pricing provided by pricing service based on the review performed by our investment managers.

Level 3 valuations are generated from techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect the Company’s assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include the use of option pricing models, discounted cash flow models, spread-based models, and similar techniques, using the best information available in the circumstances.

The following section describes the valuation methods used by the Company for each type of financial instrument it holds that is carried at fair value:

Fixed Maturities

The Company utilizes an independent third party pricing service to estimate fair value measurements for approximately 98.4% of its fixed maturities.  The majority of the remaining fair value measurements are based on non-binding broker prices  because either quoted market prices or an estimate from the pricing services are unavailable.  The broker prices are based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service.  In general, the Company utilizes one third party pricing service to obtain the market price of each security and utilizes a secondary pricing service to the extent needed.  The Company performs an analysis on the prices received from third party security pricing services and independent brokers to ensure that the prices represent a reasonable estimate of the fair value. The Company validates the valuations from its primary pricing source through a variety of procedures that include but are not limited to comparison to additional independent third-party pricing services or brokers, where possible, a review of third party pricing service methodologies, and comparison of prices to actual trades for specific securities where observable data exists.  The Company makes no adjustments to the quoted prices. The pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications and models which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  The prices developed is an “evaluated price”, representing a “bid”-side valuation for the security as of 3:00 PM on the closing date of the quarterly financial statements.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios for issues that have early redemption features.

The pricing service evaluates each asset class based on relevant market information, relevant credit information, perceived market movements and sector news.  If the pricing service discontinues pricing an investment due to the lack of objectively verifiable data, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service, but would have to make assumptions for market based inputs that are unobservable due to market conditions.

The methodology above is relevant for all fixed maturity securities; following are inputs used in the evaluation process associated with each asset class:

Asset Class	Input

Corporate Bonds (including public utility bonds)

Trades, Bid Price or Spread, Two-sided markets, Quotes, Benchmark Curves including but not limited to Treasury Benchmarks and LIBOR and Swap Curves, Discount Rates, Market Data Feeds such as TRACE trade reports, Financial Statements and Trustee Reports.

Municipal Bonds

Trades, Bid Price or Spread, Two-sided markets, Quotes, Benchmark Curves including but not limited to Treasury Benchmarks and LIBOR and Swap Curves, Market Data Feeds such as MSRB, New Issues and Trustee Reports.

Commercial Mortgage Backed Securities (CMBS), Asset Backed Securities (ABS), and Collateralized Debt Obligations (CDO).

Trades, Bid Price or Spread, Two-sided markets, Quotes, Benchmark Curves including but not limited to Treasury Benchmarks and LIBOR and Swap Curves, Discount Rates, Market Data Feeds from commercial vendors, Derivative Indices, Loan Level Information including without limitation loan loss, recovery and default rates, Prepayment Speeds,Trustee Reports, Investor Reports and Servicer Reports.

Collateral Mortgage Obligations (CMO's)

Trades, Bid Price or Spread, Two-sided markets, Quotes, Benchmark Curves including but not limited to Treasury Benchmarks and LIBOR and Swap Curves, Discount Rates, Market Data Feeds from commercial vendors, Loan Level Information, Prepayment Speeds, Trustee Reports, Investor Reports and Servicer Reports.

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

The Company holds privately placed securities and estimates the fair value of these securities using either an internal matrix that is based on market information regarding interest rates, credit spreads and liquidity or a discounted cash flow model.  The Company includes the fair value estimates of these securities in Level 3.

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

Limited partnerships

The Company initially estimates the fair value of investments in certain limited partnerships by reference to the transaction price. Subsequently, the Company generally obtains the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are generally audited annually. The Company considers observable market data and performs diligence procedures in validating the appropriateness of using the net asset value as a fair value measurement. The remaining carrying value recognized in the consolidated balance sheets represents investments in other limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed.

Derivatives

Valuations are secured monthly from each Counterparty which is a major money center bank for the three Payor Swaptions owned by the Insurance Company. Factors considered in the valuation include interest rate volatility, decay (remaining life of the Swaption before expiration), delta (duration), gamma (convexity), Swap rates and Swap spreads against U.S. Treasuries. Each dealer has its own proprietary software that evaluates each of these components to determine the Swaption valuation at the end of each month.  The Company also obtains a competing valuation from its consultant, Milliman Inc., which uses its own proprietary valuation software called MG Hedge-Information Dashboard. The Company compares the two valuations and generally selects the valuation of the bank, as each Counterparty is responsible for settling for cash with the Company if the Payor Swaption expires with value. All of the factors noted are observable inputs; consequently the Company includes the Swaption Valuations in Level 2.

Cash and Short-Term Investments

The market value of cash and short-term investments is estimated to approximate the carrying value.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

($ in thousands)	Fair Value Measurements Using

Description	As of 12/31/2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$ 167,537	$ 140,628	$ 26,651	$ 258
States and municipalities	288,738	-	283,808	4,930
Corporate debt securities	2,199,986	-	2,188,476	11,510
Public utilities	474,318	-	474,318	-
Mortgage backed securities	158,549	-	158,549	-
Preferred Stock	102,870	-	99,593	3,277
Fixed Maturities	3,391,998	140,628	3,231,395	19,975

Common Stock	1,279	898	-	381
Derivatives	9,402	-	9,402	-
Cash and cash equivalents	5,924	5,924	-	-
Short-Term investments	107,958	-	107,958	-
Limited partnerships	184,246	-	-	184,246

Total	$ 3,700,807	$ 147,450	$ 3,348,755	$ 204,602

($ in thousands)	Fair Value Measurements Using

Description	As of 12/31/2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$ 254,878	$ 227,937	$ 22,398	$ 4,543
States and municipalities	99,856	-	99,856	-
Corporate debt securities	1,991,101	-	1,974,924	16,177
Public utilities	444,328	-	444,328	-
Mortgage backed securities	197,189	-	182,210	14,979
Preferred Stock	99,669	-	96,211	3,458
Fixed Maturities	3,087,021	227,937	2,819,927	39,157

Common Stock	1,947	703	-	1,244
Derivatives	390	-	390	-
Cash and cash equivalents	8,763	8,763	-	-
Short-Term investments	293,136	-	293,136	-
Limited partnerships (as restated, see footnote 15)	190,406	-	-	190,406

Total	$ 3,581,663	$ 237,403	$ 3,113,453	$ 230,807

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)	Limited partnerships	Common Stock	Fixed Maturities	Total
For the twelve months ended December 31, 2010
Beginning Balance at December 31, 2009	$ 190,406	$ 1,244	$ 39,157	$ 230,807
Total gains/losses (realized/unrealized)
Included in earnings	26,173	-	-	26,173
Included in other comprehensive income	9,208	(863)	(1,016)	7,329
Purchases	30,555	-	-	30,555
Sales	(72,096)	-	(3,531)	(75,627)
Transfers in and /or out of Level 3	-	-	(14,635)	(14,635)
Ending Balance at December 31, 2010	$ 184,246	$ 381	$ 19,975	$ 204,602
For the twelve months ended December 31, 2009 (As restated, see footnote 15)
Beginning Balance at December 31, 2008	$ 230,700	$ 249	$ 4,296	$ 235,245
Total gains/losses (realized/unrealized)
Included in earnings	7,173	-	1	7,174
Included in other comprehensive income	(45,089)	(168)	24	(45,233)
Purchases	24,274	-	-	24,274
Sales	(26,652)	-	(2,460)	(29,112)
Transfers in and /or out of Level 3	-	1,163	37,296	38,459
Ending Balance at December 31, 2009	$ 190,406	$ 1,244	$ 39,157	$ 230,807

During the year ended December 31, 2010, certain fixed maturity securities were transferred into Level 2 from Level 3 as a result of the availability of market observable quoted prices received from an independent third-party pricing service.  Transfers from Level 2 occurred as a result of the inability to obtain observable inputs to support the prices provided by the Broker-Dealers for substantially all the securities that were transferred to Level 3.

Investments in limited partnership carried at fair value using net asset value per share

The following table includes information related to the Company's investments in certain other invested assets, including private equity funds and hedge funds that calculate net asset value per share (or its equivalent). For these investments, which are measured at fair value on a recurring or non-recurring basis, the Company uses the net asset value per share as a practical expedient for fair value.

(in thousands)		December 31, 2010		December 31, 2009
Investment Category	Investment Category Includes	Fair Value Using Net Asset Value	Unfunded Commitments	Fair Value Using Net Asset Value	Unfunded Commitments
Restructuring	Securities of companies that are in default, under bankruptcy protection or troubled.	$42,652	13,119	$34,483	23,368
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired with the use of leverage.	39,968	18,953	36,565	23,300
Real estate	Real estate assets, real estate joint ventures and real estate operating companies.	25,399	4,245	26,341	6,770
Infrastructure	Investments in essential public goods and services such as transportation and energy projects with long-term stable cash flows located around the globe.	20,889	10,024	14,321	15,134
Oil and gas	Equity and equity related investments in the upstream and midstream independent oil and gas sector of North America.	17,083	9,231	13,220	22,492
Other	Secondary, mezzanine, debt and collateralized bond offerings.	9,128	2,782	9,113	2,782
Total private equity funds		155,119	58,354	134,043	93,846
Hedge distressed	Securities of companies that are in default, under bankruptcy protection or troubled.	20,747	-	17,686	-
Hedge multi-strategy	Pursue multiple strategies i.e. arbitrage, credit, structured credit, long/short equity to reduce risks and reduce volatility.	19,635	-	60,978	-
Total hedge funds		40,382	-	78,664	-
Total Limited Partnerships		$195,501	58,354	$212,707	93,846

At December 31, 2010, the private equity fund investments included above are not redeemable during the lives of the funds and have expected remaining lives that extend in some cases up to 10 years.  At December 31, 2010 32% of the limited partnerships, based on fair value, had expected remaining lives of less than three years, 43% between 3 and 7 years and 25% between 7 and 10 years.  Expected lives are based upon legal maturity, which can be extended typically in one-year increments.

The table below summarizes the fair value and balance sheet location of the Company’s outstanding derivatives at December 31, 2010 and December 31, 2009:

Fair Values of Derivative Instruments

($ in thousands)	Asset Derivatives
	As of December 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Payor Swaptions	Derivative Instruments	$9,402	Derivatives Instruments	$390

Total derivatives not designated as hedging instruments		$9,402		$390

Total derivatives		$9,402		$390

The table below summarizes the fair value and income statement location of the Company’s outstanding derivatives at December 31, 2010 and December 31, 2009:

Derivatives Not Designated as Hedging Instruments ($ in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Twelve months ended December 31,
		2010	2009

Payor Swaptions	Realized investment gains (losses)	$ (963)	$ (117)

Total		$ (963)	$ (117)

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated.

The market value policy loans are estimated to approximate the carrying value.

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

December 31, 2010 (in thousands)	Carrying Value	Estimated Fair Value
Assets
Policy Loans	$19,607	$19,607
Limited Partnerships	11,255	11,255
Liabilities
Policyholders' Account Balances	$2,401,482	$2,554,161

December 31, 2009 (in thousands)	Carrying Value	Estimated Fair Value
Assets
Policy Loans	$18,959	$18,959
Limited Partnerships	22,301	22,301
Liabilities
Policyholders' Account Balances	$2,444,984	$2,520,480

 4.  NOTES PAYABLE

The Corporation’s 7 7/8% Senior Notes (“Senior Notes”) were paid in full on February 17, 2009.  This was funded from cash, the sale of securities and an upstream dividend payment from the Insurance Company in January 2009 in the amount of $16 million.

5.  SHAREHOLDERS' EQUITY

During 2009 and 2010, the Board of Directors maintained a quarterly dividend of $.0625 per share.  During 2009 and through 2010, the Company had not purchased or retired shares of its common stock.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

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

6.  EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

A.

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employees’ salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  Beginning January 1, 2010, the Board of Directors approved an increase to 5% in the Company’s contribution.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $447,000, $347,000 and $332,000 into this plan during the twelve months ended December 31, 2010, 2009 and 2008, respectively.

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

The Company recognized additional share-based expenses (a component of general expenses and taxes) in the amounts of $483,658, $784,417 and $1,074,409 related to stock options for the twelve months ended December 31, 2010, 2009, and 2008, respectively. For the twelve months ended December 31, 2010, this additional share-based compensation lowered pre-tax earnings by $483,658, lowered net income by $314,378, and lowered both basic and diluted earnings per share by $0.01.

The Company’s 1996 Stock Option Plan expired on June 1, 2006.  As of December 31, 2010, there were no granted options outstanding under the 1996 Stock Incentive Plan.

In May 2006, the shareholders of the Company approved the Company’s 2006 Stock Incentive Plan, which became effective on June 1, 2006.  The Company’s 2006 Stock Incentive Plan authorized the granting of awards in the form of non-qualified options or incentive stock options qualifying under Section 422A of the Internal Revenue Code.  The plan authorized the granting of options to purchase up to 1,000,000 shares of common stock of the Company to employees, directors and independent contractors of the Company.  All stock options granted will have an exercise price equal to the fair market value of the Corporation’s common stock on the date of grant.  As of December 31, 2010, there were 541,000 granted options outstanding under the 2006 Stock Incentive Plan.

The Company generally issues new shares when options are exercised.  The following schedule shows all options granted, exercised, expired and exchanged under the Company's 1996 and 2006 Incentive Stock Option Plans:

	Number	Amount	Total
	of Shares	Per Share	Price

Outstanding, December 31, 2007	1,044,444	$ 17.15	$ 17,908,731
Granted	125,000	16.67	2,083,750
Exercised	(20,605)	11.58	(238,542)
Cancelled	(9,805)	18.04	(176,859)

Outstanding, December 31, 2008	1,139,034	$ 17.19	$ 19,577,080
Granted	-	-	-
Exercised	(382)	10.90	(4,164)
Cancelled	(397,953)	14.29	(5,685,066)
Outstanding, December 31, 2009	740,699	$ 18.75	$ 13,887,850
Granted	-	-	-
Exercised	-	-	-
Cancelled	(199,549)	18.47	(3,685,142)

Outstanding, December 31, 2010	541,150	$ 18.85	$ 10,202,708

The Company may grant options to purchase common stock to its employees, directors and independent contractors at prices equal to the market value of the stock on the dates the options were granted. The options granted to date have a term of 5 years from grant date and vest in equal annual installments over the four-year period following the grant date for employee options. Employees generally have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company did not award any options in 2010 or 2009 and awarded 125,000 options in 2008.  The key assumptions used in determining the fair value of options granted in 2008 and a summary of the methodology applied to develop each assumption are as follows:

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

There was no impact on cash provided by operating and/or financing activities related to increased tax benefits from stock based payment arrangements.  During the year ended December 31, 2010, no options were exercised..

At December 31, 2010, the aggregate intrinsic value of all outstanding options was $5.4 million with a weighted average remaining contractual term of approximately two years.  The total compensation cost related to non-vested awards not yet recognized was $0.3 million with an expense recognition period of 1 year.  During the twelve months ended December 31, 2010, 2009 and 2008 135,288, 185,175 and 237,234 options vested with an intrinsic value of approximately $1.3 million, $1.7 million and $2.3 million at December 31, 2010, 2009 and 2008, respectively.

7.  INCOME TAXES

The provision for income taxes differs from the amount of income tax expense determined by applying the 35% U.S. statutory federal income tax rate to pre-tax net income from continuing operations as follows:

	2010	2009 (As Restated) (See Footnote 15)	2008 (As Restated) (See Footnote 15)
(in thousands)

Pre-Tax Net Income (Loss)	$ 34,815	$ 16,146	$ (15,542)

Provision (Benefit) for income taxes computed
At Federal statutory rate	12,185	5,651	(5,440)
Increase (decrease) in income taxes
resulting from:
FIN 48 current year activity	299	(1,714)	1,232
Prior period permanent difference	(39)	(1,167)	(7,686)
Deferred tax true-up	1,175	(1,093)	-
Dividends received deduction	(521)	(627)	(843)
Incentive stock option Compensation	169	275	376
Current payable true-up	-	97	(693)
Other	7	4	5
Provision (Benefit) for Federal income taxes	$ 13,275	$ 1,426	$ (13,049)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2010	2009 (As Restated) (See Footnote 15)
	(in thousands)
Deferred tax assets
Investments and payor swaptions	$ 15,874	$ 23,412
Insurance reserves	12,224	10,712
NOL and Capital Loss	4,023	5,123
Deferred Acquisition Costs	2,792	3,076
Other	3,851	5,095
Total deferred tax assets	$ 38,764	$ 47,418

Deferred tax liabilities
Original Issue and Market Discount Investments	3,557	10,783
Unrealized Capital Gains	53,603	7,425
Policyholder Account Balances	131	108
Deferred Acquisition Costs	26,713	28,570
Other	(83)	357
Total deferred tax liabilities	83,921	47,243

Net deferred tax (liabilities) assets	$ (45,157)	$ 175

The change in net deferred income taxes is comprised of the following:

	December 31, 2010	December 31, 2009 (As Restated) (See Footnote 15)	Change
	(in thousands)

Total deferred tax assets	$ 38,764	$ 39,993	$ (1,229)
Total deferred tax liabilities	83,921	39,818	44,103
Net deferred tax asset	$ (45,157)	$ 175	(45,332)
Tax effect of unrealized losses to other comprehensive income			44,487
Change in net deferred income tax to income tax benefit			$ 845

The Company provides for deferred income taxes resulting from temporary differences, which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.  The sources of these differences and the tax effect of each were as follows:

	2010	2009 (As Restated) (See Footnote 15)	2008 (As Restated) (See Footnote 15)
	(in thousands)
Deferred policy acquisition costs	$ (1,573)	$ (228)	$ (1,204)
Policyholders' account balances	23	2	(15)
Investment adjustments	7,538	18,656	(16,418)
Insurance policy liabilities	(1,512)	(1,175)	1,621
Original issue discount and market discount on bonds	223	2	(736)
Net operating loss	1,100	(3,323)	(1,234)
Deferred intercompany transaction, bond gain (loss)	258	105	(1,472)
Section 481 tax adjustment method change	(7,450)	(7,450)	(7,450)
Other	548	281	105
Deferred Federal income tax
(benefit) expense	$ (845)	$ 6,870	$ (26,801)

 If the Company determines that any of its deferred income tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized.  There was no valuation allowance taken in 2010, however, in 2009, management concluded a valuation allowance of $1,556,762 should be taken against the net unrealized losses on stocks and partnerships as there were not enough unrealized gains to support the full use of the unrealized losses.  The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding stocks and limited partnerships, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could allow the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

Prior to 1984, Federal income tax law allowed life insurance companies to exclude from taxable income and set aside certain amounts in a tax memorandum account known as the Policyholder Surplus Account (“PSA”).  Under the tax law, the PSA has been frozen at its December 31, 1983 balance of $2,900,000, which may under certain circumstances become taxable in the future.  The Insurance Company does not believe that any significant portion of the amount in this account will be taxed in the foreseeable future.  Accordingly, no provision for income taxes has been made thereon.  If the amount in the PSA were to become taxable, the resulting liability using current rates would be approximately $1,015,000.  The Company has a net operating loss carryforward of approximately $3,608,000 and they are set to expire beginning in 2023 through 2029. The company has capital loss carryforwards of $7,887,000 that will expire in 2013 and 2014.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards, and (c) a valuation allowance.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  In the United States, the Company is no longer subject to federal income tax examinations by tax authorities, generally for the years prior to 2004.  For 2004 and 2005, however, the Company may be subject to tax examinations because the IRS and the Company extended the statute of limitations due to the amended returns filed by the Company.  While the Company cannot predict the outcome of the current IRS examination, any adjustments are not expected to be material.  The examination is expected to be concluded during 2011.

The Company applied FASB guidance relating to accounting for uncertainty in income taxes   The balance of the unrecognized tax benefits was $1,011,769 at December 31, 2010 and $712,149 at December 31, 2009. If recognized, this entire adjustment would impact the effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009
Balance at January 1	$712	$2,426
Increases related to prior year tax positions	355	141
Decreases related to prior year tax positions	-	(1,855)
Lapse of statute of limitations	(55)	-
Balance at December 31	$1,012	$712

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the uncertain tax liability above was $417,000 as of December 31, 2010 and $392,000 as of December 31, 2009.

While the Company expects the amount of unrecognized tax benefits to change in the next 12 months, the Company does not expect the change to have a significant impact on the Company’s financial position or results of operations

8.  REINSURANCE

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

Reinsurance ceded from the Insurance Company to Swiss Re Life & Health America, Inc. at December 31, 2010 and 2009 consists of coinsurance agreements aggregating face amounts of $226.1 million and $250.8 million, respectively, reinsurance ceded to Transamerica International was $129.4 million and $135.3 million at December 31, 2010 and 2009, respectively, representing the amount of individual life insurance contracts that were ceded to the reinsurers.  The term “coinsurance” refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy to be reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

Premiums ceded for 2010, 2009 and 2008 amounted to approximately $7.4 million, $6.5 million and $6.0 million, respectively.

9.  STATUTORY FINANCIAL STATEMENTS

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

Effective January 1, 2001, the NAIC adopted the Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments.  However, statutory accounting principles continue to be established by individual state laws and permitted practices.  The NYSID required adoption of the Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001. In December 2009, the NAIC adopted new rules for admitted deferred tax assets (DTA’s). Under the rules prior to December 2009, admitted DTA’s are equal to the lesser of: the amount of gross DTA expected to be realized within one year of the balance sheet date; or ten percent of statutory capital and surplus as reported on its most recently filed statutory statement. The new rules under SSAP 10R allow for additional admitted DTA’s if the company has a risk based capital ratio (RBC) greater than 250% after calculating the ratio using the DTA admitted under the old rules above. The Insurance Company had an RBC over 250%. Therefore, the new rules allowed the admitted DTA’s to be equal to the lesser of: the amount of gross DTA expected to be realized within three years of the balance sheet date; or fifteen percent of statutory capital and surplus as reported on its most recently filed statutory statement. The new rules do not apply for years prior to 2009. This change allowed the Insurance Company to realize a DTA of approximately $22.8 million in 2010 and $32.7 million in 2009, while the DTA was $53.5 million in 2008 as computed under the prior rules. The Codification, as currently interpreted, did not adversely affect statutory capital or surplus as of December 31, 2010.

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

In 2010, the Insurance Company paid $23.0 million in stockholder dividends to the Corporation.  In 2011, the Insurance Company would be permitted to pay a stockholder dividend of up to $26.9 million to the Corporation without prior regulatory clearance.  However, there can be no assurance that this will continue to be the case in subsequent years.  Accordingly, Management of the Company cannot provide assurance that the Insurance Company will have adequate statutory earnings to support payment of dividends to the Company in an amount sufficient to fund the Company’s cash requirements, including the payment of dividends, or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.

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

A reconciliation of the Insurance Company’s net income as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2010, 2009 and 2008 is set forth in the following table:

(in thousands)	2010	2009		2008
Statutory net income	$34,102	$36,029		$16,932

Reconciling items:
Deferred policy acquisition benefit (costs)	(5,305)	(1,028)	[1]	(4,376)	[1]
Investment income difference	6,306	23,960	[1]	(28,230)	[1]
GAAP Deferred taxes	2,231	(10,632)	[1]	23,733	[1]
Policy liabilities and accruals	(8,840)	(30,148)		10,036
IMR amortization	(3,328)	(3,649)		(3,482)
IMR capital gains	36	718		1,075
Payor Swaptions	(963)	(117)		(6,499)
Federal income taxes	-	-		-
Other	121	98		(488)
Non-insurance company’s net income	(2,820)	(511)		(11,194)

GAAP net income	$21,540	$14,720	[1]	$(2,493)	[1]

1As restated, see footnote 15.

A reconciliation of the Insurance Company’s shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31 is set forth in the following table:

(in thousands)	2010		2009 (As Restated) (See Footnote 15)
Statutory shareholders’ equity	$273,031		$269,777

Reconciling items:
Asset valuation and interest maintenance reserves	104,041		78,917
Investment valuation differences	190,862	[1]	68,359	[1]
Deferred policy acquisition costs	57,298	[1]	78,065	[1]
Policy liabilities and accruals	105,776		114,467
Difference between statutory and GAAP deferred taxes	(73,945)	[1]	(40,183)	[1]
Other	(5,235)		(4,160)
Non-insurance company’s shareholders’ equity	30,080		16,277

GAAP shareholders’ equity	$681,908	[1]	$581,519	[1]

1As restated, see footnote 15.

10.  LITIGATION

On December 30, 2009, an alleged stockholder plaintiff, Alan R. Kahn (the "Plaintiff"), filed a derivative action (the "Kahn Action"), for the purported benefit of the Company, against Mr. Herbert Kurz  ( the then Chairman of the Board of the Company) and the Company's other directors, and the Company itself (as a nominal defendant). Plaintiff alleges that Mr. Kurz and the other directors breached their fiduciary duties and wasted the Company's assets by authorizing the continued payment of compensation and fringe benefits to Mr. Kurz after he resigned as President of the Company and CEO of the Insurance Company, and in view of Mr. Kurz's failure to disclose that, as he later represented in the 2008 tax return for the Kurz Family Foundation (the "Foundation"), he allegedly spent 40 hours a week working as a director of the Foundation; that Mr. Kurz pledged his support for Donald Barnes around and before the time of the annual stockholders' meeting in May 2009, but then, in statements filed in October and November 2009, disclosed that he was commencing a consent solicitation to remove, without cause, Mr. Barnes and the other directors (except for himself); that in or around December 2009, the directors (other than Mr. Kurz) disclosed, allegedly belatedly, that they did not believe that Mr. Kurz, at his then advanced age of nearly 90, could effectively serve in a management capacity for a public company, that an Independent Committee of the Board had uncovered a pattern of self-dealing by Mr. Kurz that included, among other things; misuse of the Company's health insurance plan and Kurz's use of charitable assets, of the Foundation, for non-charitable purposes, and that the New York State Insurance Department has instituted an official investigation into the affairs, conduct and practices of the Foundation. In addition to the fiduciary and waste claims asserted against the directors, Plaintiff also brought a claim for unjust enrichment against Mr. Kurz alone, demanding that he disgorge all purported unearned compensation. Plaintiff also demanded that the directors account to the Company for all damages and return all remuneration paid to them while they were allegedly in breach of their duties. Plaintiff also sought to enjoin the Company from continuing to pay compensation and benefits to Mr. Kurz, as well as attorneys' fees and other relief that the Court may deem proper.   The Company and the directors filed motions to dismiss based on failure to state a claim and failure to make a demand on the board. Mr. Kurz joined the motion to dismiss. On October 1, 2010, without opposing Defendants’ motion, Plaintiff moved to discontinue the action with prejudice as to Plaintiff only. On October 4, 2010, the Court granted Plaintiff’s application and the case was discontinued.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is presented below.  Certain amounts have been reclassified to conform to the current year's presentation:

	Three Months Ended
2010	March 31 June 30	June 30	September 30	December 31
	(As restated)	(As restated)	(As restated)
(in thousands, except per share)
Premiums and other
insurance revenues	$ 16,232	$ 15,351	$ 27,040	$ 18,372
Net investment income and equity in earnings (loss) on limited partnerships	43,492	49,169	48,985	51,472
Realized investment (losses) gains	231	5,883	1,807	18,989
Total revenues	59,955	70,403	77,832	88,833
Benefits and expenses	62,834	59,530	75,271	64,573
Net (loss) income	$ (1,854)	$ 7,081	$ 1,670	$ 14,643
Earnings per share, basic	$ (.06)	$ .23	$ .06	$ .50

		Three Months Ended
2009 (As Restated)		March 31 June 30	September 30	December 31
(in thousands, except per share)
Premiums and other
insurance revenues	$ 8,710	$ 16,484	$ 16,207	$ 19,527
Net investment income and equity in earnings (loss) on limited partnerships	46,946	52,800	50,533	47,525
Realized investment (losses) gains	(6,799)	659	(1,642)	12,005
Total revenues	48,857	69,943	65,098	79,057
Benefits and expenses	54,739	62,094	60,343	69,633
Net (loss) income	$ (3,887)	$ 5,089	$ 3,091	$ 10,427
Earnings per share, basic	$ (.13)	$ .17	$ .11	$ .35

(1)

The operating results for each of the quarters in nine months ended September 30, 2010 and year-ended December 31, 2009 have been restated to give effect to the restatement, as discussed in Note 15 of the Consolidated Financial Statements.

Summarized quarterly financial data is presented below.  Certain amounts have been reclassified to conform to the current year's presentation:

		Three Months Ended
2010 (As previously reported)		March 31 June 30	September 30
(in thousands, except per share)
Premiums and other
insurance revenues	$ 16,232	$ 15,351	$ 27,040
Net investment income	50,468	44,538	48,980
Realized investment (losses) gains	(326)	1,455	158
Total revenues	66,374	61,344	76,178
Benefits and expenses	63,004	58,740	75,108
Net income	$ 2,207	$ 1,706	$ 701
Earnings per share, basic	$ .08	$ .06	$ .02

		Three Months Ended
2009 (As previously reported)		March 31 June 30	September 30	December 31
(in thousands, except per share)
Premiums and other
insurance revenues	$ 8,710	$ 16,484	$ 16,207	$ 19,527
Net investment income	35,840	43,550	46,573	58,306
Realized investment (losses) gains	(3,451)	(709)	(2,583)	3,793
Total revenues	41,099	59,325	60,197	81,626
Benefits and expenses	53,976	61,810	60,101	69,445
Net (loss) income	$ (8,434)	$ (1,628)	$ 63	$ 12,219
Earnings per share, basic	$ (.28)	$ (.05)	$ .00	$ .41

12.  RISK-BASED CAPITAL

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2010, the Insurance Company’s Company Action Level was $69.4 million and the Mandatory Control Level was $24.3 million. The Insurance Company’s adjusted capital at December 31, 2010 and 2009 was $312.1 million and $280.5 million, respectively, which exceeds all four action levels.

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

The amount of these assessments against the Insurance Company in 2010 and prior years have not been material.  However, the amount and timing of any future assessment against the Insurance Company under these laws cannot be reasonably estimated and are beyond the control of the Corporation and the Insurance Company.  As such, no reasonable estimate of such assessments can be made.

14.  ANNUITY AND UNIVERSAL LIFE DEPOSITS

The Company offers, among other products, annuity and universal life insurance.  The amounts received as deposits for each of the years ended December 31 are as follows:

	2010	2009	2008
	(in thousands)
Universal Life	$1,196	$1,291	$1,381
Annuity	82,159	185,916	143,883

Total	$83,355	$187,207	$145,264

15.     PRESENTATION OF RESTATED FINANCIAL STATEMENTS

The results included in this Form 10-K for 2009 and 2008 are restated from previously reported results.

Historically, the Company applied the equity method of accounting based primarily on actual cash distributions from (or contributions to) the limited partnerships.  Each quarter, the Company recorded cash distributions either as income (loss) or return of capital, as appropriate.  Subsequent to the end of the fiscal year, upon receipt of the Schedule K-1s and annual audited GAAP-basis financial statements provided by the limited partnerships, the Company would record changes in market values of the limited partnerships as a component of equity (in other comprehensive income or loss); the Company would also record its allocable share of undistributed earnings (losses), recognized by the limited partnerships during the preceding year, on its income statement (as a component of consolidated net income).  The SEC informed the Company in March 2011 that it believed we erred in our application of the equity method under ASC Topic 323, Investments—Equity Method and Joint Ventures.  As a result, we concluded that, (i) under the equity method, the Company should record its share of investee earnings, whether realized or unrealized, as a component of consolidated net income in each quarterly and annual period; and (ii) certain qualitative factors previously used by the Company to assess its level of influence with respect to the partnerships should not, in fact, be considered in determining whether to use the equity method, rather than the fair value method.  The Company now accounts for its limited partnership investments as follows:

•

where consolidation is not appropriate, the Company applies the equity method of accounting consistent with ASC 323, Investments – Equity Method and Joint Ventures, to limited partnerships in which the Company holds either (a) a five percent or greater interest or (b) less than a five percent interest, but with respect to which partnership the Company has more than virtually no influence over the operating or financial policies of the limited partnership.  The Company records realized and unrealized earnings (or losses) of the limited partnerships as equity in earnings (loss) each period.  Generally, the Company records its share of its earnings using a three month lag.

•

the Company applies the fair value method of accounting consistent with ASC 944, Financial Services—Insurance, to those limited partnerships in which the Company holds less than a five percent interest and does not have more than virtually no influence over the operating or financial policies of the limited partnership.  The Company recognizes the unrealized change in fair value of a partnership interest as a component of equity (other comprehensive income or loss) each period and recognizes distributed gains and losses in realized gains (losses) each period.

The Company considers certain qualitative factors in assessing whether it has more than virtually no influence for partnership interests of less than five percent.

The effects of the restatement on the Company's consolidated financial statements for 2009 and 2008 are summarized as follows:

Balance Sheet at December 31, 2009	2009 As Previously Reported	Increase (Decrease)	2009 As Restated
Limited partnerships	$ 196,191	16,516	$ 212,707
Total investments	3,598,059	16,516	3,614,575
Deferred federal income taxes, net	4,855	(4,680)	175
Deferred policy acquisition costs	76,762	1,303	78,065
Total assets	3,765,042	13,139	3,778,181
Total liabilities	3,196,662	-	3,196,662
Accumulated other comprehensive(loss) gain	(4,448)	18,237	13,789
Retained earnings	565,893	(5,098)	560,795
Total shareholders’ equity	568,380	13,139	581,519

Statement of Income for the year ended December 31, 2009
Equity in earnings (loss) on limited partnerships	-	(66)	(66)
Net investment income	184,269	13,601	197,870
Net realized investment (losses) gains, excluding other than temporary impairment (“OTTI”) losses	4,891	7,173	12,064
Total Revenues	242,247	20,708	262,955
Change in deferred policy acquisition costs	(449)	1,477	1,028
Total Benefits and Expenses	245,332	1,477	246,809
Income before taxes	(3,085)	19,231	16,146
Deferred income taxes	139	6,731	6,870
Net Income	2,220	12,500	14,720
Earnings per share, basic and diluted	.08	.42	.50

Statement of Cash Flows the year ended December 31, 2009
OPERATING ACTIVITIES:
Net Income	2,220	12,500	14,720
Provision for deferred income taxes	139	6,731	6,870
Changes in:
Deferred policy acquisition costs	(449)	1,477	1,028
Net Cash Provided by Operating Activities	12,039	20,708	32,747
INVESTING ACTIVITIES:
Distributions from limited partnerships	44,721	(20,708)	24,013
Net Cash Provided by Investing Activities	54,977	(20,708)	34,269

Balance Sheet at December 31, 2008	2008 As Previously Reported	Increase (Decrease)	2008 As Restated
Limited partnerships	$ 290,692	(36,924)	$ 253,768
Total investments	3,380,867	(36,924)	3,343,943
Deferred federal income taxes, net	78,810	11,794	90,604
Deferred policy acquisition costs	122,338	3,226	125,564
Total assets	3,681,308	(21,904)	3,659,404
Total liabilities	3,241,254	-	3,241,254
Accumulated other comprehensive(loss) gain	(137,160)	(4,307)	(141,467)
Retained earnings	571,067	(17,597)	553,470
Total shareholders’ equity	440,054	(21,904)	418,150

Statement of Income for the year ended December 31, 2008
Equity in earnings (loss) on limited partnerships	-	(8,283)	(8,283)
Net investment income	261,735	(47,071)	214,664
Net realized investment (losses) gains, excluding other than temporary impairment (“OTTI”) losses	(26,775)	21,219	(5,556)
Total Revenues	265,844	(34,135)	231,709
Change in deferred policy acquisition costs	6,085	(1,709)	4,376
Total Benefits and Expenses	248,960	(1,709)	247,251
Income before taxes	16,884	(32,426)	(15,542)
Deferred income taxes	(15,452)	(11,349)	(26,801)
Net Income	18,584	(21,077)	(2,493)
Earnings per share, basic and diluted	.63	(.71)	(.08)

Statement of Cash Flows the year ended December 31, 2008
OPERATING ACTIVITIES:
Net Income	18,584	(21,077)	(2,493)
Provision for deferred income taxes	(15,452)	(11,349)	(26,801)
Changes in:
Deferred policy acquisition costs	6,085	(1,709)	4,376
Net Cash Provided by Operating Activities	15,607	(34,135)	(18,528)
INVESTING ACTIVITIES:
Distributions from limited partnerships	46,656	(34,135)	80,791
Net Cash Provided by Investing Activities	187,899	(34,135)	222,034

The following table presents the effects of the restatement on the face of the Company’s statement of shareholder’s equity:

	Capital Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2007, as previously reported:	$295		$4,538		$565,418	$91,704	$661,955
Prior period adjustment			3,480	2,029	5,509
Balance at December 31, 2007, as restated	$295		$4,538		568,898	$93,733	$667,464

Net Income for 2008, as restated					(2,493)		(2,493)
Net Unrealized Investment Losses, as restated				(235,126)	(235,126)
Balance at December 31, 2008, as restated	$296		$5,851		$553,470	$(141,467)	$418,150

Net Income for 2009, as restated					14,720		14,720
Net Unrealized Investment Gains, as restated				155,256	155,256
Balance at December 31, 2009, as restated	$296		$6,639		$560,795	$13,789	$581,519

Net Income for 2010					21,540		21,540
Net Unrealized Investment Gains				85,759	85,759
Balance at December 31, 2010	$296		$7,123		$574,941	$99,548	$681,908

F-0

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

December 31,
	2010	2009[1]
		(As Restated)
ASSETS:
Investment in subsidiary at equity	$651,919	$565,332
Cash in bank	115	5,369
Real estate, net	35	35
Fixed maturities, available for sale	5,828	5,039
Investments, common stocks	575	532
Short-term investments	19,064	150
Limited partnerships	1	2
Other assets	6,838	8,224

TOTAL ASSETS	$684,375	$584,683

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Other liabilities	2,467	3,164

TOTAL LIABILITIES	2,467	3,164

Total Shareholders' Equity	681,908	581,519

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$684,375	$584,683

1 The effects of the restatement on the Condensed Balance Sheet for Presidential Life Corporation (Parent Company Only) for 2009 are summarized as follows:

Balance Sheet at December 31, 2009	2009 As Previously Reported	Increase (Decrease)	2009 As Restated
Investment in subsidiaries at equity	$ 552,193	13,139	$ 565,332
Total assets	571,544	13,139	584,683
Total shareholders’ equity	568,380	13,139	581,519
Total liabilities and shareholders’ equity	571,544	13,139	584,683

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(in thousands)
Year Ended December 31,
	2010	2009[1]	2008[1]
		(As Restated)	(As Restated)
REVENUES:
Rental income	$ 941	$ 781	$ 835
Investment income	507	1,308	582
Realized investment gains (losses)	139	(1,567)	(8,518)

Total Revenues	1,587	522	(7,101)

EXPENSES:
Operating and administrative	1,908	2,252	3,011
Costs related to consent revocation solicitation	1,490	2,244	-
Interest	-	754	7,353

Total Expenses	3,398	5,250	10,364

(Loss) Income before federal income taxes
and equity in income of subsidiary	(1,811)	(4,728)	(17,465)

Federal income tax expense (benefit)	1,009	(4,216)	(6,269)
(Loss) Income before equity in income of subsidiary	(2,820)	(512)	(11,196)

Equity in income of subsidiaries	24,360	15,232	8,703

Net income	$ 21,540	$ 14,720	$ (2,493)

1 The effects of the restatement on the Condensed Statements of Income for Presidential Life Corporation (Parent Company Only) for 2009 and 2008 are summarized as follows:

Statement of Income for the year ended December 31, 2009	2009 As Previously Reported	Increase (Decrease)	2009 As Restated
Equity in income of subsidiaries	$ 2,732	12,500	$ 15,232
Net income	2,220	12,500	14,720
Statement of Income for the year ended December 31, 2008	2008 As Previously Reported	Increase (Decrease)	2008 As Restated
Net investment income	$ 29,780	(21,077)	$ 8,703
Total Revenues	18,584	(21,077)	(2,493)

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

	2010	2009[1]	2008[1]
		(As Restated)	(As Restated)
Operating Activities:
Net Income	$ 21,540	$ 14,720	$ (2,493)
Adjustments to reconcile net income to
net cash provided by operating activities:
Realized investment (gains) losses	(139)	1,567	8,518
Depreciation and amortization	-	99	744
Stock Option Compensation	484	784	1,075
Equity in income of subsidiary	(24,360)	(15,232)	(8,703)
Deferred Federal income taxes	1,387	(3,762)	(3,068)
Dividend from Subsidiary	23,000	24,800	35,700
Changes in:
Accrued investment income	-	72	1,107
Amounts due from security transactions	-	12,981	(12,981)
Accounts payable and accrued expenses	(606)	533	(129)
Other assets and liabilities	(395)	(1,627)	(3,464)
Net Cash Provided By Operating Activities	20,911	34,935	16,306

Investing Activities:
Sale of fixed maturities	143	-	35,185
Common stock sales	-	-	338
Other invested asset acquisitions	-	-	16,980
(Increase) decrease in short-term investments	(18,914)	44,348	(30,645)
Net Cash (Used In) Provided by Investing Activities	(18,771)	44,348	21,858

Financing Activities:
Dividends to shareholders	(7,394)	(7,394)	(14,780)
Retirement of senior notes	-	(66,500)	(23,695)
Repurchase of common stock	-	4	238
Net Cash Used In Financing Activities	(7,394)	(73,890)	(38,237)

(Decrease) Increase in Cash	(5,254)	5,393	(73)

Cash at Beginning of Year	5,369	(24)	49

Cash at End of Year	$ 115	$ 5,369	$ (24)

1 The effects of the restatement on the Condensed Statements of Cash Flows for Presidential Life Corporation (Parent Company Only) for 2009 and 2008 are summarized as follows:

Statement of Cash Flows the year ended December 31, 2009	2009 As Previously Reported	Increase (Decrease)	2009 As Restated
OPERATING ACTIVITIES:
Net Income	2,220	12,500	14,720
Equity in income of subsidiary	(2,732)	(12,500)	(15,232)
Statement of Cash Flows the year ended December 31, 2008	2008 As Previously Reported	Increase (Decrease)	2008 As Restated
OPERATING ACTIVITIES:
Net Income	18,584	(21,077)	(2,493)
Equity in income of subsidiary	(29,780)	21,077	(8,703)

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES								Schedule III
SUPPLEMENTAL INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column F1	Column G	Column H	Column I	Column J	Column K
Benefits,
Claims, Losses,
		Future Policy						Interest
		Benefits,		Other				Credited to
		Losses, Claims,		Policy		Mortality,		Account	Amortization
	Deferred	Loss Expenses,		Claims		Surrender		Balances	of Deferred
	Policy	and Policy		and		and Other	Net	and	Policy	Other
	Acquisition	holder Account	Unearned	Benefits	Premium	Charges to	Investment	Settlement	Acquisition	Operating	Premiums
	Costs	Balances	Premiums	Payable	Revenue	Policyholders	Income	Expenses	Costs	Expenses	Written

Year Ended December 31, 2010
Life Insurance	$ 17,385	$ 245,225	$ -	$ -	$ 11,706	$ 21	$ 13,910	$ 22,303	$ 1,889	$ 9,001
Annuity	39,913	2,910,159	-	-	51,198	528	184,547	201,237	9,253	16,477
Accident and Health	-	2,354	-	-	7,609	-	111	4,818	-	3,067	$ 7,609
Total	$ 57,298	$ 3,157,738	$ -	$ -	$ 70,513	$ 549	$ 198,568	$ 228,358	$ 11,142	$ 28,545	$ 7,609

Year Ended December 31, 2009
(as restated)
Life Insurance	$ 16,381	$ 240,900	$ -	$ -	$ 10,925	$ 21	$ 13,922	$ 21,013	$ 2,089	$ 6,816
Annuity	61,684	2,934,668	-	-	39,427	522	183,843	190,116	8,967	22,382
Accident and Health	-	2,266	-	-	5,209	-	105	1,863	-	2,837	$ 5,209
Total	$ 78,065	$ 3,177,834	$ -	$ -	$ 55,561	$ 543	$ 197,870	$ 212,992	$ 11,056	$ 32,035	$ 5,209

Year Ended December 31, 2008
(as restated)
Life Insurance	$ 16,315	$ 236,168	$ -	$ -	$ 11,160	$ 38	$ 14,183	$ 20,205	$ 2,331	$ 7,591
Annuity	109,249	2,913,191	-	-	30,668	838	200,377	184,642	10,297	18,380
Accident and Health	-	3,061	-	-	5,015	-	104	2,538	-	2,166	$ 5,015
Total	$ 125,564	$ 3,152,420	$ -	$ -	$ 46,843	$ 876	$ 214,664	$ 207,385	$ 12,628	$ 28,137	$ 5,015

REINSURANCE (in thousands)				Schedule IV

Column A	Column B	Column C	Column D	Column E
			Assumed
		Ceded to	From
	Gross	Other	Other	Net
	Amount	Companies	Companies	Amount

Year Ended December 31, 2010
Life Insurance in Force	$ 1,082,283	$ 578,207	$ 1,559,019	$ 2,063,095

Premiums:
Life Insurance	17,433	7,302	1,576	11,707
Annuity	51,198	-	-	51,198
Accident and Health Insurance	9,483	1,874	-	7,609

Total	$ 78,114	$ 9,176	$ 1,576	$ 70,514

Year Ended December 31, 2009
Life Insurance in Force	$ 1,123,604	$ 613,254	$ 1,183,028	$ 1,693,378

Premiums:
Life Insurance	16,099	6,448	1,274	10,925
Annuity	39,427	-	-	39,427
Accident and Health Insurance	7,705	2,496	-	5,209

Total	$ 63,231	$ 8,944	$ 1,274	$ 55,561

Year Ended December 31, 2008
Life Insurance in Force	$ 1,182,155	$ 656,997	$ 1,007,618	$ 1,532,776

Premiums:
Life Insurance	15,991	5,917	1,086	11,160
Annuity	30,668	-	-	30,668
Accident and Health Insurance	8,437	3,422	-	5,015

Total	$ 55,096	$ 9,339	$ 1,086	$ 46,843

Note:  Reinsurance assumed consists entirely of Servicemen's Group Life Insurance

Exhibit 31.01

Certification of Chief Executive Officer

Pursuant to Exchange Act Rule 13a-15f

I, Donald Barnes, Chief Executive Officer of Presidential Life Corporation certify that

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

Date March 29, 2011

                                                                     /s/Donald Barnes

                                                                                                                   ----------------------

Donald Barnes

Chief Executive Officer

Exhibit 31.02

Certification of Chief Financial Officer

       Pursuant to Exchange Act Rule 13a-15f

I, P. B. (Pete) Pheffer , Chief Financial Officer of Presidential Life Corporation certify that:

        1.    I have reviewed this annual report on Form 10K of Presidential Life Corporation;

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

Date March 29, 2011

/s/P. B. (Pete) Pheffer

                                                                                                                     -----------------------------

P. B. (Pete) Pheffer

Chief Financial Officer/Principal Accounting Officer

Exhibit 32.01

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Barnes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Donald Barnes

Donald Barnes

Chief Executive Officer

March 29, 2011

Exhibit 32.02

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Presidential Life Corporation (the "Company") on Form 10-K for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, P. B. (Pete) Pheffer , Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(3)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/P. B. (Pete) Pheffer

P. B. (Pete) Pheffer

Chief Financial Officer/Principal Accounting Officer

March 29, 2011