Form 10-Q
period 2011-03-31
PRESIDENTIAL LIFE CORP
filed 2011-05-16
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The number of shares of registrant’s common stock outstanding as of May 13, 2011 was 29,574,697.

INDEX

Part I	Financial Information		Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	March 31, 2011 (Unaudited) and December 31, 2010 (Unaudited, as restated)		4

	Consolidated Statements of Operation (Unaudited)
	For the three months ended March 31, 2011 and 2010 (As restated)		5

	Consolidated Statements of Shareholders' Equity (Unaudited)
	For the three months ended March 31, 2011 and 2010 (As restated)		6

	Consolidated Statements of Cash Flows (Unaudited) -
	For the three months ended March 31, 2011 and 2010 (As restated)		7

	Notes to Consolidated Financial Statements (Unaudited)		8-28

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations		28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		38

Item 4.	Controls and Procedures		38

Part II -	Other Information		40-40

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Other Information
	Item 5.	Exhibits

Signatures			42

Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			43
			44
			45
			46

PART 1

Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q.   Forward-looking statements reflect management's current expectations of future events, trends or results based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 10-K”), which are incorporated herein by reference, and those set forth in the “Risk Factors” section of this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Explanatory Note

This Form 10-Q reflects the restatement of the Company’s Consolidated Financial Statements for the period ended March 31, 2010 and December 31, 2010 as discussed in note 9 to our unaudited consolidated financial statements included herein.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on May 10, 2011, on May 10, 2011, the Board of Directors of Presidential Life Corporation (the “Company”) determined that the Company’s financial statements for the years ended December 31, 2009 and 2008, as previously restated in its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on March 29, 2011 (“2010 Form 10-K”), the financial statements for the year ended December 31, 2010 included in the 2010 Form 10-K and the financial statements for each of the first three quarters of the year ended December 31, 2010 (such financial statements, the “Subject Financial Statements”), should no longer be relied upon because they contain an error as addressed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections.  The nature of the error is discussed below.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on March 10, 2011, the Board of Directors of the Company determined on March 7, 2011 that the Company’s financial statements for the years ended December 31, 2009 and 2008 (the “Annual Financial Statements”) and for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010 (the “Quarterly Financial Statements” and, together with the Annual Financial Statements, collectively, the “Previously Issued Financial Statements”) should no longer be relied upon because they contained an error as addressed in FASB ASC Topic 250.  The error in the Previously Issued Financial Statements related to the application of the equity method of accounting for the Company’s limited partnership investments.  The Company sought to correct the error with respect to the Annual Financial Statements by restating such financial statements included in its 2010 Form 10-K (the “Original Restatement”), and the Company intends to correct the error in the Quarterly Financial Statements through the filing of amendments to its Quarterly Reports on Form 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010.

In the process of preparing the Subject Financial Statements, the Company made an error in failing to analyze other-than-temporary-impairment (“OTTI”) related to its limited partnership investments.  Management has determined that this error resulted in an understatement of net loss for the year ended December 31, 2008 and an overstatement of net income for the year ended December 31, 2009 in the Subject Financial Statements.  The error resulted in an understatement of accumulated other comprehensive income and an overstatement of retained earnings as of December 31, 2010, 2009 and 2008.  There was no change in total stockholder’s equity as a result of the error.  Because the components of stockholder’s equity are being restated, accumulated other comprehensive income and retained earnings will change in each of the first three quarters of 2010 from that previously reported.  For the effect of this restatement of the Subject Financial Statements, please refer to the amendment to the 2010 Form 10-K to be filed on Form 10-K/A.  The Company intends to reflect the effects of the Original Restatement and this restatement on the Quarterly Financial Statements in the Form 10-Q amendments referenced above  to be filed on Form 10-Q/A for the respective periods.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
Item 1. Financial Statements
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
ASSETS:		(As Restated)
Investments:
Fixed maturities:
Available for sale at market (Amortized cost of
$3,149,267 and $3,209,803 respectively)	$3,323,714	$3,391,998
Common stocks (Cost of $2,102 and
$472, respectively)	2,891	1,279
Derivative instruments, at fair value	9,270	9,402
Real estate	415	415
Policy loans	18,582	19,607
Short-term investments	204,776	107,958
Limited Partnerships	220,147	195,501
Total Investments	3,779,795	3,726,160

Cash and cash equivalents	2,230	5,924
Accrued investment income	45,337	42,757
Deferred policy acquisition costs	57,755	57,298
Furniture and equipment, net	342	376
Amounts due from reinsurers	17,075	16,644
Amounts due from investments transactions	1,303	49,005
Federal income taxes recoverable	7,304	2,627
Other assets	1,487	1,495
TOTAL ASSETS	$3,912,628	$3,902,286

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$2,376,289	$2,401,482
Future policy benefits:
Annuity	655,391	663,456
Life and accident and health	82,873	81,081
Other policy liabilities	12,188	11,718
Total Policy Liabilities	3,126,741	3,157,737
Deposits on policies to be issued	896	1,166
General expenses and taxes accrued	2,317	1,573
Deferred federal income taxes, net	57,241	45,157
Amounts due for security transactions	8,482	-
Other liabilities	15,697	14,745
Total Liabilities	$3,211,374	$3,220,378

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,574,697 and 29,574,697 shares, respectively)	296	296
Additional paid in capital	7,194	7,123
Accumulated other comprehensive gain	132,271	118,609
Retained earnings	561,493	555,880
Total Shareholders’ Equity	701,254	681,908
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,912,628	$3,902,286

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	THREE MONTHS ENDED
	March 31,
	(UNAUDITED)
REVENUES:	2011	2010 (As restated)
Insurance Revenues:
Premiums	$4,518	$4,583
Annuity considerations	1,364	10,135
Universal life and investment type policy fee income	931	525
Equity in earnings (losses) on limited partnerships	2,140	(4,730)
Net investment income	49,458	48,222
Realized investment gains	5,781	231
Other than temporary impairment losses recognized in earnings	(940)	-
Other income	1,639	990
TOTAL REVENUES	64,891	59,956

BENEFITS AND EXPENSES:
Death and other life insurance benefits	4,484	4,460
Annuity benefits	21,428	20,397
Interest credited to policyholders' account balances	25,475	26,590
Other interest and other charges	260	339
Increase (decrease) in liability for future policy benefits	(6,650)	1,982
Commissions to agents, net	1,153	1,812
Costs related to consent revocation solicitation and related matters	-	968
General expenses and taxes	6,218	5,271
Change in deferred policy acquisition costs	1,131	1,015

TOTAL BENEFITS AND EXPENSES	53,499	62,834

Income (loss) before income taxes	11,392	(2,878)

Provision (benefit) for income taxes:
Current	(950)	1,788
Deferred	4,881	(2,812)
	3,931	(1,024)

NET INCOME (LOSS)	$7,461	$(1,854)

Earnings (loss) per common share, basic	$0.25	$(0.06)
Earnings (loss) per common share, diluted	$0.25	$(0.06)

Weighted average number of shares outstanding during the period, basic	29,574,697	29,574,697
Weighted average number of shares outstanding during the period, diluted	29,574,697	29,574,697

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Capital	paid-in-	Retained	Comprehensive
Three months ended March 31, 2010 (as restated)	stock	Capital	Earnings	Income	Total

Balance at January 1, 2010 (As restated)	$296	$6,639	$541,734	$32,850	$581,519

Comprehensive Income:

Net Loss			(1,854)		(1,854)

Net Unrealized Investment Gains				41,232	41,232

Comprehensive Income					39,378

Share Based Compensation		144			144

Dividends paid to Shareholders ($.0625 per share)			(1,848)		(1,848)

Balance at March 31, 2010	$296	$6,783	$538,032	$74,082	$619,193

Three months ended March 31, 2011

Balance at January 1, 2011 (As restated)	$296	$7,123	$555,880	$118,609	$681,908

Comprehensive Income:

Net Income			7,461		7,461

Net Unrealized Investment Gains				13,662	13,662

Comprehensive Income					21,123

Share Based Compensation		71			71

Dividends paid to Shareholders ($.0625 per share)			(1,848)		(1,848)

Balance at March 31, 2011	$296	$7,194	$561,493	$132,271	$701,254

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	(UNAUDITED)
	2011	2010
OPERATING ACTIVITIES:		(As restated)
Net income (loss)	$7,461	$(1,854)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	4,881	(2,812)
Depreciation and amortization	33	33
Stock option expense	71	144
Amortization of fixed maturity discounts and premiums	(1,904)	(4,000)
Equity in (gains) losses on limited partnerships	(2,140)	4,730
Realized investment (gains) losses including OTTI charges	(4,841)	(231)
Changes in:
Accrued investment income	(2,580)	(1,651)
Deferred policy acquisition costs	1,131	1,015
Federal income tax recoverable	(4,677)	1,788
Liability for future policy benefits	(6,273)	2,335
Other items	900	(51)
Net Cash Provided By (Used In) Operating Activities	$(7,938)	$(554)

INVESTING ACTIVITIES:
Fixed Maturities: Available for sale
Acquisitions	(81,924)	(104,525)
Sales	145,430	40,444
Common Stock:
Acquisitions	(7,458)	-
Sales	5,963	-
(Increase) decrease in short-term investments and policy loans	(95,793)	65,559
Limited partnership investments:
Contributions to limited partnerships	(3,701)	(5,595)
Distributions from limited partnerships	12,188	1,813
Amount due on security transactions	56,184	5,995
Net Cash Provided By Investing Activities	$30,889	$3,691

FINANCING ACTIVITIES:
Decrease in policyholders’ account balances	(25,193)	(4,816)
Bank overdrafts	666	(2,317)
Deposits on policies to be issued	(270)	(447)
Dividends paid to shareholders	(1,848)	(1,848)
Net Cash Used In Financing Activities	$(26,645)	$(9,428)

(Decrease) Increase in Cash and Cash Equivalents	(3,694)	(6,291)
Cash and Cash Equivalents at Beginning of Period	5,924	8,763

Cash and Cash Equivalents at End of Period	$2,230	$2,472

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$7,957	$-
Interest Paid	$-	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation (the “Company”), through its wholly owned subsidiary Presidential Life Insurance Company is engaged in the sale of annuity contracts, life insurance and accident and health insurance.  We manage our business and report as a single business segment.  We are a Delaware corporation founded in 1965.  We are licensed to market our products in all 50 states and the District of Columbia.  Unless the context otherwise requires, the “Company,” “we,” “us,” “our” and similar references shall mean Presidential Life Corporation and the Insurance Company, collectively.

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  Management believes that, although the disclosures are adequate, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2010.

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

We manage and report our business as a single segment in accordance with FASB guidance, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 65%), life insurance (approximately 23%), and accident and health insurance (approximately 12%).  The nature of these product lines is sufficiently similar to permit their aggregation as a single reporting segment.

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

D.

Investments

Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions.  These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes are credited or charged directly to shareholders’ equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its fair value and the portion related to credit loss is recorded in the income statement.  Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of deferred federal income tax effect, if any, charged or credited directly to shareholders’ equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.  Premium and discounts are amortized/accrued using methods which result in a constant yield over the securities expected lives.  Amortization/accrual of premium and discounts on residential and/or commercial mortgage and asset-backed securities incorporate prepayment assumptions to the estimate of the securities expected lives.

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

The Company applies the fair value method of accounting consistent with ASC 944, Financial Services—Insurance, to those limited partnerships in which the Company holds less than a five percent interest and does not have more than virtually no influence over the operating or financial policies of the limited partnership.  The Company recognizes the unrealized change in fair value of a partnership interest as a component of equity (other comprehensive income or loss) each period and recognizes realized gains or losses in earnings each period.

The Company considers certain qualitative factors in assessing whether it has more than virtually no influence for partnership interests of less than five percent.

For all equity investments, if we conclude that an other than temporary impairment has occurred, the carrying value of the equity security is written down to the current fair value, with a corresponding charge to realized gain (loss) in our Consolidated Statements of Income. We base our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, our ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, any third-party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location.

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

E.

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

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  The Company will challenge any prices for its investments which are not considered to represent fair value.  If a fair value is challenged, the Company will typically obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought.  At March 31, 2011, the Company has not adjusted any pricing provided by pricing service based on the review performed by our investment managers.

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

J.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the first three months.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the three months ended March 31, 2011 and 2010 was 29,574,697 and 29,574,697, respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS during the three months ended March 31, 2011 or 2010.

Options totalling 495,458 and 699,948 shares of common stock for the three months ended March 31, 2011 and March 31, 2010, respectively were not included in the computation of weighted average shares because the impact of these options was antidilutive.

K.

Reclassifications

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from the change in presentation.

L.

New Accounting Pronouncements

For a full discussion of new accounting pronouncements and other regulatory activity and their impact of the Company, please refer to the Company’s 2010 Form 10-K.

Deferred Acquisition Costs

In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective on either a retrospective or prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period. We are currently evaluating the impact of the adoption of this new guidance on our consolidated results of operations and financial condition.

Repo Accounting

On April 29, 2011, the FASB amended its guidance on accounting for repurchase agreements. The amendments simplify the accounting by eliminating the requirement that the transferor demonstrate it has adequate collateral to fund substantially all the cost of purchasing replacement assets. Under the amended guidance, a transferor maintains effective control over transferred financial assets (and thus accounts for the transfer as a secured borrowing) if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity and if all of the following conditions previously required are met; (i) financial assets to be repurchased or redeemed are the same or substantially the same as those transferred, (ii) repurchase or redemption date before maturity at a fixed or determinable price, and (iii) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. As a result, more arrangements could be accounted for as secured borrowings rather than sales. The updated guidance is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011, early adoption if prohibited. We are currently evaluating the impact of the adoption of this new guidance on our consolidated results of operations and financial condition.

Fair Value Measurements

In May 2011, the FASB issued updated guidance clarifying fair value measurement and disclosure requirements. It is intended to bring consistency to the fair value measurement and disclosure requirements of United States GAAP and International Accounting Standards. This new guidance is effective for interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. In the period of adoption the Company will be required to disclose a change, if any, in valuation technique and related inputs resulting from the application of the amendments. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations, and financial statement disclosures.

2. INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of March 31, 2011.

The following information summarizes the components of net investment income:

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010
	(in thousands)	(in thousands)

Fixed maturities	$48,817	$48,853
Common stocks	21	10
Short term investments	90	94
Other investment income	1,445	582
	50,373	49,539

Less investment expenses	915	1,317

Net investment income	$49,458	$48,222

Net Realized Investment Gains (Losses):
	Period Ended March 31,
(in thousands)	2011	2010

Fixed maturities	$1,067	$63
Common stocks	137	-
Limited partnerships	4,709	558
Derivatives	(132)	(390)
Net realized investment gains (losses), excluding OTTI losses	$5,781	$231
Total OTTI losses recognized in earnings	$(940)	$-
Net realized investment gains (losses), including OTTI losses	$4,841	$231

     The following table presents fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at March 31, 2011:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities			(in thousands)
US Treasury obligations and direct obligations of US Government Agencies	$10	$-	$1,888	$235	$1,898	$235
States, municipalities and political subdivision	153,137	5,697	3,786	1,702	156,923	7,399
Public Utilities	43,171	1,325	10,199	1,755	53,370	3,080
Mortgage backed securities	91	278	5,025	407	5,116	685
Corporate Bonds	228,922	7,294	175,711	16,152	404,633	23,446
Preferred Stocks	1,304	102	43,861	4,117	45,165	4,219
Subtotal Fixed Maturities	426,635	14,696	240,470	24,368	667,105	39,064
Common Stock	1,675	33	-	-	1,675	33
Total Temporarily Impaired Securities	$428,310	$14,729	$240,470	$24,368	$668,780	$39,097

       The following table presents the total gross unrealized losses in excess of 12 months for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost by March 31, 2011

# of Issuers	% of Market/Book	Unrealized Loss
		(In thousands)
46	90%-99%	$9,713
11	80%-89%	5,437
4	70%-79%	3,977
3	60%-69%	5,240
1	0%-49%	1
65		$24,368

     The following table presents the fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

US Treasury obligations and direct obligations of US Government Agencies	$-	$-	$1,926	$239	$1,926	$239
States, municipalities and political subdivisions	117,524	4,438	5,376	113	122,900	4,551
Public Utilities	52,541	2,030	9,201	1,761	61,742	3,791
Mortgage backed securities	-	-	4,972	456	4,972	456
Corporate Bonds	196,100	7,473	181,690	20,743	377,790	28,216
Preferred Stocks	9,327	140	46,314	6,663	55,641	6,803
Subtotal Fixed Maturities	375,492	14,081	249,479	29,975	624,971	44,056
Total Temporarily Impaired Securities	$375,492	$14,081	$249,479	$29,975	$624,971	$44,056

The following table presents the total gross unrealized losses in excess of 12 months for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost by December 31, 2010.

# of Issuers	% of Market/Book	Unrealized Loss
		(In thousands)
36	90%-99%	$6,231
24	80%-89%	14,212
6	70%-79%	2,588
2	60%-69%	3,799
1	50%-59%	3,144
1	0%-49%	1
70		$29,975

As of March 31, 2011 and December 31, 2010 , the Company had approximately $213.5 million and $226.3 million, respectively, of gross unrealized gains in fixed maturities.

Limited Partnerships:

The following table presents the carrying value of the limited partnership investments.

($ in thousands)	March 31, 2011	December 31, 2010

Debt/Collateralized bond obligations	$1,532	$3,403
Hedge Related Funds	46,705	40,382
Infrastructure	21,129	20,889
Leveraged buy-out/Merchant	41,362	39,968
Mezzanine and Senior Debt	1,487	1,345
Oil and Gas	26,135	17,083
Real Estate	30,011	25,399
Restructuring	47,281	42,652
Equity Funds	4,505	4,380
	$220,147	$195,501

The cost basis of the investments in limited partnerships was approximately $178.4 and $181.2 million at March 31, 2011 and December 31, 2010, respectively.

The following table presents the investment activity in the limited partnership investments.

	Three Months Ended
($ in thousands)	March 31,
	2011	2010

Contributions	$3,701	$5,595
Equity in earnings (loss) of partnerships	2,140	(4,730)
Realized gains from limited partnerships	4,709	558
Change in unrealized gains (losses) reflected in other comprehensive income	26,284	5,036
Distributions	(12,188)	(1,345)
Change in limited partnerships	24,646	5,114
Limited partnerships, beginning of period	195,501	212,707
Limited partnerships, end of period	$220,147	$217,821

As of March 31, 2011, limited partnerships with a carrying value of $2.5 million and a gross unrealized loss of $0.7 million, have been in an unrealized loss position for under twelve months.  Limited partnerships with a carrying value of $18.6 million and a gross unrealized loss of $2.4 million have been in an unrealized loss position for over twelve months.

As of March 31, 2011, the Company was committed to contribute, if called upon, an aggregate of approximately $55.1 million of additional capital to certain of these limited partnerships.  Commitments of $29.5 million, $24.4 million and $1.2 million will expire in 2011, 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.

3.

FAIR VALUE MEASUREMENTS

The following section describes the valuation methods used by the Company for each type of financial instrument it holds that is carried at fair value:

Fixed Maturities

The Company utilizes an independent third party pricing service to estimate fair value measurements for approximately 99% of its fixed maturities.  The majority of the remaining fair value measurements are based on non-binding broker prices  because either quoted market prices or an estimate from the pricing services are unavailable.  The broker prices are based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service.  In general, the Company utilizes one third party pricing service to obtain the market price of each security and utilizes a secondary pricing service to the extent needed.  The Company performs an analysis on the prices received from third party security pricing services and independent brokers to ensure that the prices represent a reasonable estimate of the fair value. The Company validates the valuations from its primary pricing source through a variety of procedures that include but are not limited to comparison to additional independent third-party pricing services or brokers, where possible, a review of third party pricing service methodologies, and comparison of prices to actual trades for specific securities where observable data exists.  The Company makes no adjustments to the quoted prices. The pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications and models which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  The prices developed is an “evaluated price”, representing a “bid”-side valuation for the security as of 3:00 PM on the closing date of the quarterly financial statements.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios for issues that have early redemption features.

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

Commercial Mortgage Backed Securities (CMBS), Asset Backed Securities (ABS), and Collateralized Debt Obligations (CDO).

Trades, Bid Price or Spread, Two-sided markets, Quotes, Benchmark Curves including but not limited to Treasury Benchmarks and LIBOR and Swap Curves, Discount Rates, Market Data Feeds from commercial vendors, Derivative Indices, Loan Level Information including without limitation loan loss, recovery and default rates, Prepayment Speeds, Trustee Reports, Investor Reports and Servicer Reports.

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

($ in thousands)	Fair Value Measurements Using
		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$81,341	$75,236	$5,848	$257
States and municipalities	297,485	-	294,140	3,345
Corporate debt securities	2,689,992	-	2,677,646	12,346
Mortgage backed securities	148,524	-	148,524	-
Preferred Stock	106,372	-	103,018	3,354
Fixed Maturities	3,323,714	75,236	3,229,176	19,302

Common Stock	2,891	889	1,675	327
Derivatives	9,270	-	9,270	-
Cash and cash equivalents	2,230	2,230	-	-
Short-Term investments	204,776	-	204,776	-
Limited partnerships	206,989	-	-	206,989
Total	$3,749,870	$78,355	$3,444,897	$226,618

($ in thousands)	Fair Value Measurements Using
	As of	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$167,537	$140,628	$26,651	$258
States and municipalities	288,738	-	283,808	4,930
Corporate debt securities	2,199,986	-	2,188,476	11,510
Public utilities	474,318	-	474,318	-
Mortgage backed securities	158,549	-	158,549	-
Preferred Stock	102,870	-	99,593	3,277
Fixed Maturities	3,391,998	140,628	3,231,395	19,975

Common Stock	1,279	898	-	381
Derivatives	9,402	-	9,402	-
Cash and cash equivalents	5,924	5,924	-	-
Short-Term investments	107,958	-	107,958	-
Limited partnerships	184,246	-	-	184,246
Total	$3,700,807	$147,450	$3,348,755	$204,602

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)
	Limited partnerships	Common Stock	Fixed Maturities	Total
For the three months ended March 31, 2011
Beginning Balance at December 31, 2010	$184,246	$381	$19,975	$204,602
Total gains or losses (realized/unrealized)
Included in earnings	(940)	-	-	(940)
Realized gains from limited partnerships	4,709
Included in other comprehensive income	27,224	123	(1,383)	25,964
Purchases	3,701	-	-	3,701
Sales	(11,951)	(177)	-	(12,128)
Transfers in and /or out of Level 3	-	-	710	710
Ending Balance at March 31, 2011	$206,989	$327	$19,302	$221,909

For the three months ended March 31, 2010
Beginning Balance at December 31, 2009	$190,406	$1,244	$39,157	$230,807
Total gains or losses (realized/unrealized)
Included in earnings	-	-	(1)	(1)
Realized gains from limited partnerships	558	-	-	-
Included in other comprehensive income	5,037	1	(213)	4,825
Purchases	5,579	-	-	5,579
Sales	(1,023)	-	(546)	(1,569)
Transfers in and /or out of Level 3	-	-	(19,273)	(19,273)
Ending Balance at March 31, 2010	$200,557	$1,245	$19,124	$220,368

          During the three months ended March 31, 2011 and 2010, certain fixed maturity securities were transferred in and out of Level 3 from Level 2 as a result of the unavailability or availability of market observable quoted prices received from an independent third-party pricing service.

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

(in thousands)		March 31, 2011		December 31, 2010
Investment Category	Investment Category Includes	Fair Value Using Net Asset Value	Unfunded Commitments	Fair Value Using Net Asset Value	Unfunded Commitments
Restructuring	Securities of companies that are in default, under bankruptcy protection or troubled.	$47,281	11,860	$42,652	13,119
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired with the use of leverage.	41,362	17,671	39,968	18,953
Real estate	Real estate assets, real estate joint ventures and real estate operating companies.	30,011	4,093	25,399	4,245
Infrastructure	Investments in essential public goods and services such as transportation and energy projects with long-term stable cash flows located around the globe.	21,129	10,334	20,889	10,024
Oil and gas	Equity and equity related investments in the upstream and midstream independent oil and gas sector of North America.	26,135	8,357	17,083	9,231
Other	Secondary, mezzanine, debt and collateralized bond offerings.	7,524	2,782	9,128	2,782
Total private equity funds		173,442	55,097	155,119	58,354
Hedge distressed	Securities of companies that are in default, under bankruptcy protection or troubled.	22,102	-	20,747	-
Hedge multi-strategy	Pursue multiple strategies i.e. arbitrage, credit, structured credit, long/short equity to reduce risks and reduce volatility.	24,603	-	19,635	-
Total hedge funds		46,705	-	40,382	-
Total Limited Partnerships		$220,147	55,097	$195,501	58,354

Fair Values of Derivative Instruments

($ in thousands)	Asset Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet Location		Balance Sheet Location
		Fair Value		Fair Value
Payor Swaptions	Derivative Instruments	$9,270	Derivative Instruments	$9,402

Total derivatives not designated as hedging instruments		$9,270		$9,402

Total derivatives		$9,270		$9,402

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2011	2010
($ in thousands)
Payor Swaptions	Realized investment (losses) gains	$(132)	$(390)

Total		$(132)	$(390)

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

March 31, 2011 (in thousands)	Carrying Value	Estimated Fair Value
Assets
Policy Loans	$18,582	$18,582
Limited Partnerships	13,158	13,158
Liabilities
Policyholders' Account Balances	$2,376,289	$2,526,476

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

December 31, 2010 (in thousands)	Carrying Value	Estimated Fair Value
Assets
Policy Loans	$19,607	$19,607
Limited Partnerships	11,255	11,255
Liabilities
Policyholders' Account Balances	$2,401,482	$2,554,161

4.	CHANGE IN NET UNREALIZED INVESTMENT GAINS/(LOSSES)

		Tax
	Pre Tax	(Expense)/	After-Tax
	Amount	Benefit	Amount
For the three months ended March 31, 2011:	(in thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during period	$14,613	$(5,199)	$9,414
Plus: reclassification adjustment for gains realized in net income	4,841	(1,694)	3,147
Change related to deferred policy acquisition costs	1,694	(593)	1,101
Net unrealized investment gains	$21,148	$(7,487)	$13,662

For the three months ended March 31, 2010:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during period	$52,862	$(18,502)	$34,360
Plus: reclassification adjustment for gains realized in net income	231	(81)	150
Change related to deferred policy acquisition costs	10,341	(3,619)	6,722
Net unrealized investment gains	$63,434	$(22,202)	$41,232

5.

SHAREHOLDERS' EQUITY

During 2010 and the first three months of 2011, the Board of Directors maintained a quarterly dividend of $.0625 per share.  During 2010 and through the first quarter of 2011, the Company had not purchased or retired shares of its common stock.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

6.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employees’ salaries, allocated to each of the Company’s employees without regard to the amounts, if any, and contributed to the plan by the employees.  Beginning January 1, 2010, the Board of Directors approved an increase to 5% in the Company’s contribution.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $95,600 and $103,300 into this plan during the three months ended March 31, 2011 and March 31, 2010, respectively.

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

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of March 31, 2011 to be 34.5%.

The Company applied FASB guidance relating to accounting for uncertainty in income taxes.   The balance of the unrecognized tax benefits was $1,011,769 at December 31, 2010 and ($335,866) as of March 31, 2011.  If recognized, this entire adjustment would reduce the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the uncertain tax liability above was $416,729 as of December 31, 2010 and $75,988 as of March 31, 2011.

As of March 31, 2011, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits or liabilities will significantly increase or decrease within the next 12 months.

8.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 31, 2011, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

9.

PRESENTATION OF RESTATED FINANCIAL STATEMENTS

The results included in this Form 10-Q for March 31, 2010 and the balance sheet as of December 31, 2010 have been restated from previously reported results.

Our 2010 Form 10-K reflected the Original Restatement of the Company’s Consolidated Financial Statements for the years ended December 31, 2008 and 2009 to apply the fair value method of accounting for investments in limited partnerships in which we have less than a 5% interest and do not have influence over the operating and financial policies of the partnership, and to apply the equity method of accounting where we have either a 5% or greater interest, or less than a 5% interest but with respect to which partnership we have more than virtually no  influence over the  operating and financial policies of the partnership.  The Original Restatement primarily impacted the net investment income, change in deferred policy acquisition costs and provision (benefit) for income taxes amounts in the statement of income and the limited partnerships investments, deferred policy acquisition costs, deferred income tax asset and shareholders' equity amounts in the balance sheet.

Historically, the Company applied the equity method of accounting for its investments in limited partnerships based primarily on actual cash distributions from (or contributions to) the limited partnerships.  Each quarter, the Company recorded cash distributions either as income (loss) or return of capital, as appropriate.  Subsequent to the end of the fiscal year, upon receipt of the Schedule K-1s and annual audited GAAP-basis financial statements provided by the limited partnerships, the Company would record changes in market values of the limited partnerships as a component of equity (in other comprehensive income or loss); the Company would also record its allocable share of undistributed earnings (losses), recognized by the limited partnerships during the preceding year, on its income statement (as a component of consolidated net income).  After extensive discussions with the SEC Staff, we concluded that we erred in our application of the equity method under ASC Topic 323, Investments—Equity Method and Joint Ventures.  As a result, we concluded that, (i) under the equity method, the Company should record its share of investee earnings, whether realized or unrealized, as a component of consolidated net income in each quarterly and annual period; and (ii) certain qualitative factors previously used by the Company to assess its level of influence with respect to the partnerships should not, in fact, be considered in determining whether to use the equity method, rather than the fair value method.  The Company now accounts for its limited partnership investments as follows:

?

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

?

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

        The effects of the Original Restatement on the Company's consolidated financial statements for 2009 and 2008 were set forth in our 2010 10-K.  The effects of the Original Restatement on the company's condensed consolidated financial statements for March 31, 2010 are summarized as follows:

Balance Sheet as of March 31, 2010	As Previously Reported	Increase (Decrease)	As Restated
Accumulated other comprehensive income	$36,243	$37,839	$74,082
Retained earnings	566,252	(28,220)	538,032

Statement of Income for the quarter ended March 31, 2010
Equity in earnings (loss) on limited partnerships	$-	$(4,730)	$(4,730)
Net investment income	50,468	(2,246)	48,222
Net realized investment (losses) gains, excluding other than temporary impairment (“OTTI”) losses	(327)	558	231
Total revenues	66,374	(6,418)	59,956
Change in deferred policy acquisition costs	1,185	(170)	1,015
Total benefits and expenses	63,004	(170)	62,834
Income (loss) before taxes	3,370	(6,248)	(2,878)
Deferred income taxes	(625)	(2,187)	(2,812)
Net Income (Loss)	2,207	(4,061)	(1,854)
Earnings per share, basic and diluted	0.07	(0.13)	(0.06)

Statement of Cash Flows
for the quarter ended March 31, 2010
OPERATING ACTIVITIES:
Net Income (Loss)	$2,207	(4,061)	$(1,854)
Provision for deferred income taxes	(625)	(2,187)	(2,812)
Changes in deferred policy acquisition costs	1,185	(170)	1,015
Net Cash Provided by (Used In) Operating Activities	1,692	(2,246)	(554)
Contributions to limited partnerships	(8,504)	2,909	(5,595)
Distributions from limited partnerships	2,476	(663)	1,813
Net Cash Provided by Investing Activities	1,445	2,246	3,691

The effects of the Original Restatement on the Company’s stockholders’ equity as of January 1, 2010 are as follows:

Increase in accumulated other comprehensive income

$18,237

Decrease in retained earnings

   (5,098)

Increase in stockholders’ equity

  13,139

In connection with our OTTI analysis for limited partnerships during the first quarter of 2011, we determined that we made an error in failing to analyze OTTI  and correctly recognize OTTI charges in prior periods as described in the Explanatory Note on page 3 of this Form 10-Q.  As a result of this accounting error, total revenue, net income, earnings per share and retained earnings were all overstated in the Subject Financial Statements with a corresponding understatement of accumulated other comprehensive income.  Management determined that the Subject Financial Statements should be restated to properly account for OTTI.

The effects of this further restatement on our consolidated statements of operations are summarized as follows (amounts in thousands, except per share amounts):
		Year ended December 31,
Consolidated Statement of Operations		2008 (Unaudited)	2009 (Unaudited)
OTTI losses recognized in earnings:
As reported		$(21,118)	$(7,841)
Correction of error		(5,916)	(15,114)
Restated		$(27,034)	$(22,955)

Total Revenues:
As reported		$231,709	$262,955
Correction of error		(5,916)	(15,114)
Restated		$225,793	$247,841

Provision (benefit) for income taxes:
As reported		$(13,049)	$1,426
Correction of error		(2,071)	(5,290)
Restated		$(15,120)	$(3,864)

Net income (loss):
As reported		$(2,493)	$14,720
Correction of error		(3,845)	(9,824)
Restated		$(6,338)	$4,896

Basic and diluted earnings (loss) per common shares:
As reported		$(0.08)	$0.50
Correction of error		(0.13)	(0.33)
Restated		$(0.21)	$0.17

Consolidated Balance Sheets	December 31, 2008 (Unaudited)	December 31, 2009 (Unaudited)	December 31, 2010 (Unaudited)
Accumulated Other Comprehensive Income (loss):
As reported	$(141,467)	$13,789	$99,548
Correction of error	9,237	19,061	19,061
Restated	$(132,230)	$32,850	$118,609

Retained Earnings:
As reported	$553,470	$560,795	$574,941
Correction of error	(9,237)	(19,061)	(19,061)
Restated	$544,233	$541,734	$555,880

Total Stockholders’ Equity:
As reported	$418,150	$581,519	$681,908
Restated	$418,150	$581,519	$681,908

The effects of the OTTI restatement on the Company's stockholders' equity as of January 1, 2008 are as follows:
Increase in accumulated other comprehensive income	$5,392
Decrease in retained earnings	(5,392)
Change in stockholders' equity	-

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

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements that involve risks and uncertainties.   Forward-looking statements reflect management's current expectations of future events, trends or results based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth in Part I, Item 1A of our 2010 Form 10-K, which are incorporated herein by reference, and those discussed in “Risk Factors” under Part II, Item 1A of this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Overview

Results

Our earnings per share were $ 0.25 for the first three months of 2011, as compared to a loss of $ (0.06) per share for the same period in 2010.  The improved results in 2011 primarily reflect increases in the earnings in equity of our limited partnerships and realized investment gains.  Our total revenues in the first three months of 2011 were $ 64.9 million, compared to $ 60.0 million in the first three months of 2010.  Benefits and expenses in the first three months in 2011 were $ 53.5 million, compared to $ 62.8 million for the same three month period in 2010.  Net income in the first three months of 2011 was $ 7.5 million as compared to a net loss of  ($1.9) million for the same period in 2010.

Pricing

Management believes that we are able to offer products at competitive prices to our targeted markets as a result of: (i) maintaining relatively low issuance costs by selling through the independent general agency system; (ii) minimizing home office administrative costs; and (iii) utilizing appropriate underwriting guidelines.

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

Investments

The Company¢s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. See Note 2 to the Condensed Consolidated Financial Statements “Investments” for a discussion of the evaluation of available-for-sale securities holdings in accordance with our impairment policy, whereby we evaluate whether such investments are other-than-temporarily impaired (“OTTI”) and factors considered by security classification in the OTTI evaluation.  In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.  The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Company deems to be comparable, and assumptions deemed appropriate given the circumstances.  The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

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

Risk-Based Capital

Under the National Association of Insurance Commissioner’s (“NAIC”) risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2010, the Insurance Company’s Company Action Level was $69.4 million and the Mandatory Control Level was $24.3 million. The Insurance Company’s adjusted capital at December 31, 2010 was $312.1 million, which exceeds all four action levels.  The Company’s RBC ratio as of December 31, 2010 was 449%.

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

The stable outlook reflected Presidential Life’s increase in new business writings, continued profitable operating postures and favorable capitalization ratios.

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

Results of Operations

A Comparison of the significant items for the three months ended March 31, 2011 with the same period in 2010.

A.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life and accident and health insurance premiums decreased from approximately $ 14.7 million for the three months ended March 31, 2010 to approximately $ 5.9 million for the three months ended March 31, 2011.  Life insurance and accident and health premiums were $ 4.5 million, and $ 4.6 million for the first three months of 2011 and 2010, respectively.  Annuity considerations were approximately $ 1.4 million for the three months ended March 31, 2011 as compared to approximately $ 10.1 million for the three months ended March 31, 2010.  The decrease is primarily due to decreased sales in our immediate annuities with life contingencies as a result of the low interest rate environment. These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $12.4 million and $24.1 million in the first three months of 2011 and 2010, respectively.  The decrease was primarily due to the low interest rate environment that continued into the first quarter of 2011.

Policy Fee Income

Universal life and investment type policy fee income was approximately $0.9 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.  Policy fee income consists principally of amounts assessed during the period against policyholders’ account balances for mortality and surrender charges.

Net Investment Income and Equity in Earnings on Limited Partnerships

Net investment income and equity in earnings on limited partnerships totalled approximately $ 51.6 million during the first three months of 2011, as compared to approximately $ 43.5 million during the first three months of 2010.  This represents an increase of approximately $ 8.1 million.

Income from limited partnerships that are accounted for using equity method of accounting, amounted to approximately $ 2.1 million during the first three months of 2011, as compared to a loss of approximately  ($4.7) million during the first three months of 2010.  This represents an increase of approximately $ 6.9 million. Income derived from the limited partnerships accounted for under the fair value method are classified as realized gains and losses; (see below).  The decreases and increases in investment income from the limited partnerships are largely reflective of the inherent volatility in this portfolio.

Net investment income totalled approximately $ 49.5 million during the first three months of 2011, as compared to approximately $ 48.2 million during the first three months of 2010.  This represents an increase of approximately $ 1.2 million.

The Company's ratios of net investment income to average cash and invested assets (based on book value and excluding equity in earnings of the limited partnerships) for the three month periods ended March 31, 2011 and March 31, 2010 were 6.0% and 5.8%, respectively.

Net Realized Investment Gains and Losses and other than temporary impairment losses recognized in earnings

Realized investment gains amounted to approximately $ 4.8 million during the first three months of 2011, as compared to realized investment gains of approximately $ .2 million during the first three months of 2010.  The increase of approximately $ 4.6 million was primarily due to an increase in realized gains on fixed maturities of approximately $1.0 million and an increase in realized gains in the limited partnerships of approximately $3.2 million.  The Company had write-downs of approximately $ 0.9 million attributable to other than temporary impairments in the limited partnerships for the three months ended March 31, 2011.  For the three months ended March 31, 2010, the Company had no write-downs attributable to other than temporary impairments in the limited partnerships.  During the first three months of 2011 and 2010, payor swaptions had realized losses of $132,000 and $390,000, respectively.  The change in the fair value of the derivative instruments is reflected in the income statement as a realized loss or gain.

B.

Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid to policyholders amounted to $ 45.0 million in the first three months of 2011 as compared to $ 53.8 million in the first three months of 2010.  This represents a decrease of approximately 16.3%.  This decrease was primarily due to a decrease in the liability for future policy benefits.

A significant contributor to the Company’s profitability depends, in large part, on the investment returns generated on our portfolio, (excluding our limited partnerships), less what the Company is contractually obligated to credit to our policyholders (this is referred to as “investment spread”).  The crediting rate on reserves for the first three months of 2011 and 2010 was 4.97% and 5.08%, respectively.  The actual investment spread for the three months ended March 31, 2011 and March 31, 2010 was 1.00% and 0.74%, respectively.

General Expense, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $ 7.4 million for the three months ended March 31, 2011, as compared to approximately $ 7.1 million for the three months ended March 31, 2010.  This increase primarily resulted from increased expense in salaries, legal fees and data processing.

Change in Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the three months ended March 31, 2011 resulted in a charge of approximately $ 1.1 million, as compared to a charge of approximately $ 1.0 million for the three months ended March 31, 2010.  Changes in DAC consist of the following three elements as summarized below:

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010
	(in thousands)	(in thousands)

Deferred costs associated with product sales	$1,241	$1,552
Amortization of DAC on deferred annuity business	(1,056)	(1,347)
Amortization of DAC on the remainder of the Company’s business	(1,316)	(1,220)
Net change in DAC	$(1,131)	$(1,015)

Under applicable accounting rules, DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Insurance Company related to these assets increase, the amount and timing of amortization is accelerated.  The higher level of amortization in the first three months of 2011 relates primarily to unrealized capital gains reported as of March 31, 2011.

C.

Income (Loss) Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $ 11.4 million for the three months ended March 31, 2011, as compared to a loss of approximately  ($2.9) million for the three months ended March 31, 2010.

D.

Income Taxes

Income tax expense was approximately $ 3.9 million for the three months ended March 31, 2011 as compared to a benefit of  ($1.0) million for the three months ended March 31, 2010.

In order to calculate income tax expense, the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of March 31, 2011 and March 31, 2010 to be 34.5%.

E.

Net Income

For the reasons discussed above, the Company had a net income of approximately $ 7.5 million during the three months ended March 31, 2011 and a net loss of approximately  ($1.9) million during the three months ended March 31, 2010.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income increased from a gain of approximately $ 118.6 million at December 31, 2010 to a gain of $ 132.3 million at March 31, 2011.  The increase was due to an increase in net unrealized investment gains, net of taxes, during the first three months of the year of approximately $ 13.7 million.  General economic and market conditions were the primary reasons for the increase.

The following information summarizes the components of the unrealized investment gains:
		December 31, 2010
As of	March 31, 2011	(As restated)
($ in thousands)
Fixed maturities	$174,446	$182,196
Limited Partnerships	50,002	22,779
Common stocks	788	807
	225,236	205,782
Tax effect	(71,069)	(63,582)
Contra DAC effect	(21,896)	(23,590)
	$132,271	$118,610

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are operating expenses and dividend payments.  The Company's principal sources of cash are interest on its investments, dividends from the Insurance Company, and rent from its real estate.  During the first three months of 2011, the Company's Board of Directors declared quarterly cash dividends of $0.0625 per share payable on April 1, 2011.  During the first three months of 2011, the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, which it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses) both on a statutory basis.  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In 2010, the Insurance Company made $23 million in dividend payments to the Company.  No dividend payments have been made to the Company during the first three months of 2011.  The Board of Directors passed a resolution to upstream up to $26.9 million in 2011, if necessary.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 41.4% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  In 2010, annuity surrenders and death claims outpaced new sales causing a minor decline in total annuity inforce.  In 2011, the Company believes that surrenders and death claim activity combined with the challenging low interest rate environment for annuity sales, may result in a slight decline in  total annuities inforce.  Policyholder account balance surrenders totaled approximately $32.0 million and $28.9 million for the three-month periods ending March 31, 2011 and 2010, respectively. In 2011, approximately 6.2% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently managed this business regardless of the rate trends.  The Company's ratio of surrenders to average reserves on its deferred annuity business for the first three months of 2011 is approximately 6.1% on an annualized basis.  As of December 31, 2010, the Company’s ratio of surrenders to average reserves on its deferred annuity business was 5.6%.

The Company conducts testing of its cash flow needs based on varying interest rate scenarios.  These tests are conducted pursuant to the New York State Insurance Department requirements and are filed with that Department. Recent testing indicates that in a moderately increasing interest rate environment, annuity surrenders would not materially alter the Company's liquidity needs.   This is partially due to the fact that the Company's average annuity credited rate is somewhat higher than the market average.  The Company's blend of deferred and immediate annuities and its payor swaption investments operate as a buffer to the Company against the impact of interest sensitive surrenders in a possibly rising interest rate environment.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by (used in) the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately  ($7.9) million and  ($.6) million during the three months ended March 31, 2011 and 2010, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $ 30.9 million, and $ 3.7 million during the three months ended March 31, 2011 and 2010, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  Net cash used in the Company's financing activities amounted to approximately  ($26.6) million and  ($9.4) million during the three months ended March 31, 2011 and 2010, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Company’s consolidated balance sheet.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments, approximately 5.2% and 2.8% as of March 31, 2011 and December 31, 2010, respectively.  The Company manages the investment portfolio focusing on duration management to support our current and future liabilities.  Through periodic monitoring of the effective duration of the company’s assets and liabilities, the company ensures that the degree of duration mismatch is within the guidelines of the Company’s policy which provides for a mismatch of up to one year. As of March 31, 2011 and December 31, 2010, the effective duration of the Company's fixed income portfolio was approximately 5.5 and 5.6 years, respectively, which was within one year of the Company’s liability duration.

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

The table below summarizes the credit quality of our fixed maturity securities, excluding preferred stocks, as of March 31, 2011 and December 31, 2010 as rated by Standard and Poor’s.

The table below summarizes the credit quality of our fixed maturity securities, excluding preferred stocks, as of March 31, 2011 and December 31, 2010 as rated by Standard and Poor’s.

	As of March 31, 2011		As of December 31, 2010
($ in thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value

US Treasuries	$75,236	2.3%	$161,324	4.9%
AAA	156,124	4.9%	158,591	4.8%
AA	339,199	10.5%	338,133	10.3%
A	1,013,032	31.5%	1,021,868	31.1%
BBB, BBB+, BBB-	1,425,795	44.3%	1,384,364	42.1%
BB, BB+, BB-	165,739	5.2%	173,888	5.3%
B	25,321	0.8%	39,427	1.2%
CCC, CC, C or lower	16,895	0.5%	11,533	0.4%
Total	$3,217,341	100.0%	$3,289,128	100.0%

On a statutory basis, the Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of March 31, 2011 and December 31, 2010, approximately 4.0% of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

The Company’s portfolio includes below investment grade fixed maturity debt securities, of which approximately 99.96% were originally purchased as investment grade investments.  All of these are classified as available for sale and reported at fair value. As of March 31, 2011 the carrying value of these securities was approximately $155.9 million.

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

As of March 31, 2011, the carrying value of the Company’s limited partnerships was approximately $220.1 million or 5.8% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At March 31, 2011, the Company’s investments in equity securities, including limited partnership interests, were approximately 5.8% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Limited partnerships"  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $55.1 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $29.5 million, $24.4 million and $1.9 million will expire in 2011, 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments is returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

The market value of the Company's fixed maturity portfolio changes as interest rates change.  In general, rate decreases causes asset prices to rise, while rate increases causes asset prices to fall.

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

As an element of its asset liability management strategy, the Company has utilized hedges against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as Payor Swaptions.  Swaptions are options to enter into an interest rate swap arrangement with a Counterparty (major money-center U.S. bank) at a specified future date.  At expiration, the Counterparty would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The total notional amount of the three payor swaptions at March 31, 2011 was $221.5 million and the Swaptions expire annually in January 2015 through 2017.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates.  With the Swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

The Company has determined that the Payor Swaptions represent a “non-qualified hedge”. These investments are classified on the balance sheet as “Derivative Instruments”. The value of the Payor Swaptions is recognized at “fair value” (market value), with any change in fair value reflected in the income statement as a realized gain or loss. The market value of the Payor Swaptions totalled $ 9.3 million at March 31, 2011. This represented a decline in market value since December 31, 2010 of $ 131,557.

The Company conducts periodic cash flow tests assuming different interest rates scenarios in order to demonstrate the reserve adequacy.  If a test reveals a potential deficiency, the Company may be required to increase its reserves to satisfy its statutory accounting requirements. Based on testing as of December 31, 2010, the Insurance Company held a reserve of $46.2 million which satisfies the statutory requirements.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet financing arrangements and has made no financial commitments or guarantees with any unconsolidated subsidiary or special purpose entity.  All of the Company’s subsidiaries are wholly owned and their results are included in the accompanying consolidated financial statements.

	Less than			After
Contractual Obligations	1 Year	1-3 Years	4-5 Years	5 Years	Total

Unfunded Limited Partnership Commitments (1)	$29,532	$25,565	$-	$-	$55,097
Policy Liabilities (2)	$564,891	$907,227	$656,794	$2,440,357	$4,569,269

1) See Note 1(C) “Summary of Significant Accounting Policies, Investments”, of the consolidated financial statements

(2) The difference between the recorded liability of $3,126.7 million, and the total payment obligation amount of $4,569.3 million, is $1,442.4 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total payment of $4,569 million, $2,966 million, or 64.9%, is from the Company’s deferred annuity, life, and accident and health business.  Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

Effects of Inflation and Interest Rate Changes

In a rising interest rate environment, the Company's average cost of funds would be expected to increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. In addition, the market value of the Company's fixed maturity portfolio decreases resulting in a decline in shareholders' equity.  Concurrently, the Company would attempt to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities associated with such annuities.  Management believes that the liquidity necessary in such an interest rate environment to fund withdrawals, including surrenders, would be available through income, cash flow, bond maturities, the Company's cash reserves or from the sale of short-term investments.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (²GAAP²) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.  In applying these accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Insurance Company’s business operations.  The accounting policies considered by management to be critically important in the preparation and understanding of our financial statements and related disclosures are presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Pronouncements

See Note 1 of the consolidated financial statements for a full description of the new accounting pronouncements including the respective dates of adoption and the effects on the results of operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  During the first three months of 2011, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2010.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2011, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, and as a result of the Original Restatement and the OTTI Restatement, and the related material weaknesses in the Company’s internal control over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control over Financial Reporting

The Company did not maintain effective controls over the accounting for its investments in limited partnerships.  With respect to the Original Restatement, the Company’s procedures were not sufficient to adequately assess the level of influence or lack thereof that existed with respect to the limited partnerships, nor did they report the limited partnership’s financial results within an appropriate lag period.  With respect to the OTTI Restatement, the Company’s procedures were not sufficient to ensure that other-than-temporary impairments of the limited partnerships were recorded timely in the Company’s consolidated financial statements.

To date, the Company has implemented certain changes in its internal control over financial reporting related to the Original Restatement.  In particular, the Company has implemented new policies and controls with respect to assessing the level of influence for its limited partnership investments and reporting the limited partnership activity based on a three month lag. With respect to the OTTI Restatement, the Company is in the process of developing and implementing an appropriate remediation plan. In particular, the investment accounting function reporting responsibility has changed and now reports to the Chief Financial Officer, or CFO.  In the past, the investment accounting function reported directly to the Chief Investment Officer, or CIO, who was primarily responsible for determining OTTI write-downs. We have adopted new procedures pursuant to which the investment accounting staff must analyze all investments for OTTI and provide the CFO and CIO their recommendation. These new procedures require the investment accounting staff, at the direction of the CFO, to perform more rigorous analytical testing of selected securities on a quarterly basis, which include discounted cash flow modeling.  The results of such testing will be utilized, in conjunction with detailed write-ups on selected securities to be provided by the CIO, in determining the proper OTTI for the quarter, if any. Once approved by the CIO and CFO, an OTTI analysis and recommendation will be presented to the Investment Committee of the Board for their review and approval. Once approved by the Investment Committee, the OTTI analysis and recommendations will be presented to the Audit Committee for their review and approval.  This change in reporting responsibility and additional review procedures are designed to remediate the material weakness by strengthening the control environment as it relates to the OTTI review process. In addition, the Audit Committee may retain outside advisors to assist the Company in further developing and implementing an appropriate remediation plan.

Other than the remediation efforts discussed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended March 31, 2011, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 31, 2011 the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 1A.  Risk Factors

The Company’s business is subject to certain risks and events that, if they occur, could adversely affect the financial condition and results of operations and the trading price of our common stock.  For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s 2010 Form 10-K.  In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company’s risk factors since the date of filing the 2010 Form 10-K, except as set forth below:

We have made errors in the preparation of certain or our historical financial statements and our internal control over financial reporting has not been effective.

Because of the material weaknesses in our internal control over financial reporting as described in our 2010 Form 10-K and in this Form 10-Q, we could be subject to sanctions or investigations by the exchange on which we list our shares, the SEC or other regulatory authorities, including the NYSID.  In addition, as a result of restatements of our previously issued financial statements, we have from time to time been unable to timely file reports we are required to file under the Securities Exchange Act of 1934, including our Forms 10-K and 10-Q.  Because of these events, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock.  If we are unable to remediate any material deficiencies in our internal control effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm.  In addition, we may identify additional material weaknesses in the future.  Any additional failures of internal controls could have a material adverse effect on our results of operations and harm our reputation.

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

32.1

     Certification of Chief Executive Officer

32.2

     Certification of Chief Financial Officer

b)

Reports on Form 8-K

Description

Non-reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review, filed on March 10, 2011

Adoption on April 13, 2011 of the Executive Annual Incentive Plan, effective January 1, 2011 and filed on April 18, 2011.

Notice of Director not standing for re-election (filed as Exhibit 99.1 to the Company’s Form 8-K filed on February 1, 2011, and incorporated herein by reference).

Press Release (filed as Exhibit 99.1 to the Company’s Form 8-K filed on April 14, 2011, and incorporated herein by reference).

Press Release entitled “Presidential Life Announces Full Year and Fourth Quarter 2010 Results” (filed as Exhibit 99.1 to the Company’s Form 8-K filed on March 31, 2011, and incorporated herein by reference).

PRESIDENTIAL LIFE CORPORATION

May 16, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   May 16, 2011

  /s/ Donald L. Barnes

Donald L. Barnes, President and Duly

Authorized Officer of the Registrant

Date:   May 16, 2011

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

Date: May 16, 2011

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

Date: May 16, 2011

                                          /s/P.B. (Pete) Pheffer

                                                                                                    ----------------------

P.B. (Pete) Pheffer

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Barnes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Donald L. Barnes

------------------

Donald L. Barnes

Chief Executive Officer

May 16, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, P.B. (Pete) Pheffer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ P.B. (Pete) Pheffer

-------------------

P.B. (Pete) Pheffer

Chief Financial Officer

May 16, 2011