Form 10-K/A
period 2010-12-31
PRESIDENTIAL LIFE CORP
filed 2011-07-08
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Part I

Page

Item 1.

Business

5

Item 1A.

Risk Factors

22

Item 1B.

Unresolved Staff Comments

27

Item 2.

Properties

27

Item 3.

Legal Proceedings

27

Item 4.

Removed and Reserved

27

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

 Securities

28

Item 6.

Selected Financial Data

30

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

31

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

55

Item 8.

Financial Statements and Supplementary Data

55

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

55

Item 9A.

Controls and Procedures

55

Item 9B.

Other Information

58

Part III

Item 10.

Directors, Executive Officers and Corporate Governance

58

Item 11.

Executive Compensation

58

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

58

Item 13.

Certain Relationships and Related Transactions, and Director Independence

58

Item 14.

Principal Accounting Fees and Services

58

Part IV

Item 15.

Exhibits and Financial Statement Schedules

59

Signatures

61

Consolidated Financial Statements and Schedules

F-1

Exhibit Index

PART 1

Note on Forward-Looking Statements

This Annual Report on Form 10-K/A (“Form 10-K/A”) contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Sections of this Form 10-K/A.   Forward-looking statements reflect management's current expectations of future events, trends or results based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Risk Factors” under Part I, Item 1A of this Form 10-K/A, which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Explanatory Note

This Form 10-K/A reflects the Original Restatement and the OTTI Restatement of the Company’s Consolidated Financial Statements (as such terms are defined below), as discussed in note 15 to the Company’s Consolidated Financial Statements included herein.

 As previously disclosed in a Current Report on Form 8-K filed with the SEC on March 10, 2011, the Board of Directors of the Company determined on March 7, 2011 that the Company’s financial statements for the years ended December 31, 2009 and 2008 (the “Annual Financial Statements”) and for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010 (the “Quarterly Financial Statements” and, together with the Annual Financial Statements, collectively, the “Previously Issued Financial Statements”) should no longer be relied upon because they contained an error as addressed in FASB ASC Topic 250.  The error in the Previously Issued Financial Statements related to the application of the equity method of accounting for the Company’s limited partnership investments.  The Company sought to correct the error with respect to the Annual Financial Statements by restating (“Original Restatement”) such financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on March 29, 2011 (the “Original 2010 Form 10-K”).   The Original Restatement incorporated a change in the way we accounted for certain of our investments.  Approximately 5% of our overall investment portfolio is invested in private limited partnerships, with respect to which we had historically applied the equity method of accounting.  After extensive discussions with the staff of the SEC, we determined that we should not have applied the equity method to many of the partnerships because we did not exert any influence over them.  As a result, we now apply the fair value method of accounting for investments in limited partnerships in which we have less than a 5% interest and do not have more than virtually no influence over the operating and financial policies of the partnership, and apply the equity method of accounting where we have either a 5% or greater interest or less than a 5% interest, but with respect to which partnership we have more than virtually no influence over the operating and financial policies of the partnership.  The Original Restatement primarily impacts the net investment income, change in deferred policy acquisition costs and provision (benefit) for income taxes amounts in the statement of income and the limited partnerships investments, deferred policy acquisition costs, deferred income tax asset and shareholders' equity amounts in the balance sheet.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on May 10, 2011, the Board of Directors of the Company determined that the Company’s financial statements for the years ended December 31, 2009 and 2008, as previously restated in the Original 2010 Form 10-K, the financial statements for the year ended December 31, 2010 included in the Original 2010 Form 10-K and the financial statements for each of the first three quarters of the year ended December 31, 2010 (such financial statements, the “Subject Financial Statements”), should no longer be relied upon because they contain an error as addressed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections.  In the process of preparing the Subject Financial Statements, the Company made an error in failing to analyze other-than-temporary-impairment (“OTTI”) related to its limited partnership investments. Management has determined that this error resulted in an understatement of net loss for the year ended December 31, 2008 and an overstatement of net income for the year ended December 31, 2009 in the Subject Financial Statements.  The error resulted in an understatement of accumulated other comprehensive income and an overstatement of retained earnings as of December 31, 2010, 2009 and 2008.  There was no change in total stockholder’s equity as a result of the error.  Because the components of stockholder’s equity are being restated, accumulated other comprehensive income and retained earnings will change in each of the first three quarters of 2010 from that previously reported.   This error is being corrected herein by restating (the “OTTI Restatement”) the Company’s financial statements for the years ended December 31, 2008, 2009 and 2010.

The Company intends to correct the error in the Quarterly Financial Statements as a result of the Original Restatement and the OTTI Restatement through the filing of amendments to its Quarterly Reports on Form 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010.

For a more detailed discussion of the Original Restatement and the OTTI Restatement including its impact on the Company’s Consolidated Financial Statements, see Note 15 to the Consolidated Financial Statements.

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

•

Focus of High-Quality Service to Agents and Policyholders.  We strive to continually improve the timeliness and accuracy of our service.  Our internal business processes and technology platform are undergoing an extensive review with the objective being to further enhance our commitment to high-quality service to our agents and policyholders.

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

Annuities

We sell a variety of fixed annuity products including single and flexible premium deferred annuities, single premium immediate annuities and a selection of special annuities.  Each of these products is designed to meet the needs of increasingly sophisticated consumers for supplemental retirement income and estate planning.   Annuities currently enjoy an advantage over certain other savings mechanisms because the annuitant receives a tax-deferred accrual of interest on his or her investment.  Due to the prevailing low interest rate environment, industry-wide demand for fixed annuity products was weak in 2010 and the first quarter of 2011.

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

Group Life: Group term life insurance provided through the workplace provides financial coverage in the event of premature death. Accidental death and dismemberment (“AD&D”) insurance, as well as coverage for spouses, children or domestic partners, are also available. Insurance consists primarily of renewable term life insurance with the amount of coverage provided being either a flat amount, a multiple of the employee’s earnings, or a combination of the two.

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

Ancillary Products

We offer ancillary accident and health lines designed to further protect against risks to which our core customer is typically exposed.  These products combined contributed only 3.4% to our total premiums in 2010; however, we are expecting this percentage to increase in 2011.  The majority of these products, excluding group dental insurance, is reinsured and the administration of these products is handled by a third- party administrator.  Our ancillary product offerings include the following:

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

▪

Hospital indemnity products:  This is a limited benefit policy that provides a combination of hospital indemnity and limited medical-surgical benefits, available to persons and their dependents.   Optional AD&D insurance, dental and vision benefits are offered.  Our hospital indemnity products provide a daily benefit (ranging from $100 to $2,000 per day) for medically necessary inpatient confinements up to a maximum number of days and a limited dollar benefits for treatment of medical conditions.  The policy does not cover all medical expenses.

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

Marketing and Distribution

The Insurance Company is licensed to market insurance products in all 50 states and the District of Columbia.  The Insurance Company distributes our annuity and life insurance products through 1,273 independent general agents (376 of which are located in New York State).  These general agents, in turn, distribute the Insurance Company’s products through their 14,081 licensed insurance agents or brokers, most of whom also distribute similar products marketed by other insurance companies.  We believe that we offer innovative products and quality service and that our product commission rates are competitive.  The NYSID regulates general agent commission rates.

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

Management believes that our ability to compete is dependent upon, among other things, our ability to retain and attract independent General Agents to market our products and our ability to successfully develop competitive, profitable products.  Management believes that we have good relationships with our agents, that we have an adequate variety of products approved for issuance and that we generally are competitive within the industry in all applicable areas.

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

2Consists of investments in limited partnerships, which are accounted for under the fair value and equity methods.  See Note 1D to the Notes to the Consolidated Financial Statements for an explanation of the methodology used to value limited partnerships.

Investment Grade Securities

As of December 31, 2010, approximately 89% or $3.31 billion of our investment portfolio consisted of investment grade securities (according to the designations of the National Association of Insurance Commissioners (“NAIC”)) and investment grade short-term commercial paper.  Of that amount, approximately $2.1 billion consisted of investment grade corporate bonds and preferred stock and $113.9 million consisted of short term securities and commercial paper rated A1/P1 or higher.  The remaining $1.1 billion, consisting of U.S. Government bonds and government agency securities, public utility bonds and commercial mortgage backed securities, are discussed below.  Included in the investment grade portfolio, the Company has $433.1 million of securities designated as Rule 144A Investments that have not been registered under the Securities Act of 1933.  These securities are freely tradable amongst institutions that are qualified institutional buyers under Rule 144A.  Many of these securities may be exchanged for fully registered securities at the option of the issuer at a future date.

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

The carrying value of the Company’s investments in limited partnerships as of December 31, 2010, 2009 and 2008 was approximately $195.5 million, $212.7 million and $253.8 million respectively.  Net realized investment gains (losses), including OTTI losses derived from the Company’s interests in limited partnership investments under the fair value method, aggregated approximately $26.1 million $(7.9) million and $15.3 million in fiscal 2010, 2009 and 2008 respectively.  Equity in earnings (loss) derived from the limited partnerships under the equity method, totaled approximately ($5.5 million), ($66 thousand) and ($8.3 million) in fiscal 2010, 2009 and 2008 respectively.

(In thousands)	2010	2009 (As restated) (See footnote 15)	2008 (As restated) (See footnote 15)
Equity in earnings (loss) on limited partnerships	$ (5,450)	$ (66)	$ (8,283)
Net realized investment gains (losses) (Including OTTI losses)	26,173	(7,941)	15,303
	$ 20,723	$ (8,007)	$ 7,020

Pursuant to the terms of certain limited partnership agreements to which we are a party, we are committed to contribute, if called upon, an aggregate of approximately $58.3 million of additional capital to such limited partnerships.  Commitments of $31.6 million are expected to expire in 2011, $25.5 million in 2012 and $1.2 million in 2013.

Dividends paid by the limited partnerships totaled approximately $7.2 million and $5.4 million in fiscal years 2010 and 2009, respectively.

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

The Company is invested in three hedge fund limited partnerships with a carrying value of $43.5 million as of December 31, 2010.  Two of these partnerships each contain liquidity provisions that allow the Company to withdraw amounts equal to the total capital account balance, annually, with notice requirements of 30-90 days.  These withdrawals are subject to a holdback of 5-10%, with final distributions pending the completion of the partnership’s annual audit.  One of these partnerships contains private special investments, which equal approximately 22% of its carrying value, that may also be excluded from the withdrawal process and subject to liquidation at a later date.  One of the hedge funds had its assets located at the prime brokerage unit of Lehman Brothers International (Europe) (“LBIE”), located in the United Kingdom.  Since September 2008, when Lehman Brothers filed for bankruptcy, the assets were frozen and the claims to such assets are subject to the resolution of the bankruptcy proceedings.  Due to the complexities surrounding the LBIE proceedings, the Company cannot forecast with any certainty when it will be resolved. On December 31, 2010, the Company liquidated four hedge fund investments at market value except for approximately $430,000 of private special investments held by one of the liquidated funds.

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

The Insurance Company is domiciled in and subject to regulation by the State of New York, as well as the other states in which it transacts business.  The laws and regulations of New York applicable to insurance holding companies require, among other things, that all transactions within a holding company system be fair and equitable.  In addition, many transactions require prior notification to or approval of the Superintendent of Insurance of the State of New York (the “Superintendent”).  In addition, insurance regulators periodically examine the Insurance Company’s financial condition, adherence to statutory accounting practices and compliance with the insurance department’s rules and regulations.  As part of their routine regulatory oversight process, the NYSID conducts detailed examinations of the books, records and accounts of the Insurance Company every three years.  The Insurance Company’s most recently completed examination covered the three-year period ending December 31, 2006 and the NYSID issued its final report on March 14, 2008.  The NYSID’s review did not reveal any issues that materially affected the Company’s financial condition or that deviated from the New York Insurance Law, NYSID regulations and circular letters or the operating rules of the Company.  The NYSID indicated that it would continue to review the pricing methodologies and assumptions of our products in light of New York’s Self-Support regulations, which state that life insurance companies domiciled or conducting business in the State of New York are prohibited from selling insurance products that are priced with an expected loss based on reasonable actuarial assumptions.  The NYSID is currently conducting an examination of the Insurance Company for the three-year period ending December 31, 2009 and a final report is expected in 2011.

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

▪

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

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. In June 2011, the A.M. Best Company upgraded the financial strength rating to “B++” (Good) from “B+” (Good) and upgraded issuer credit rating (“ICR”) to “bbb” (Good) from “bbb-“for the Insurance Company and upgraded the ICR to “bb”  from “bb-“ for Presidential Life Corporation.  The ratings have been assigned a stable outlook.  These ratings were derived from an in-depth evaluation of our balance sheets, operating performance and business profile.  A.M. Best evaluates, among other factors, the Company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not an evaluation directed at investors.

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

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.presidentiallife.com when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.

RISK FACTORS

The following are certain risk factors that could affect the Company’s business, financial condition, results of operations and the trading price of our common stock.  These risk factors should also be considered in connection with evaluating the forward-looking statements contained in this Form 10-K/A.

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

Significant increases or decreases in market interest rates can materially and adversely affect the profitability of our products, our ability to earn predictable returns, the fair value of our investments and the reported value of shareholders’ equity.  A rise in interest rates generally will result in a decrease in the value of our investment portfolio and an increase in its unrealized loss position.  The value of long duration bonds in our investment portfolio is also sensitive to interest rate changes.

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

Our investment portfolio is primarily invested in high-quality, investment-grade securities. However, a small portion of the portfolio is invested in below investment-grade or unrated securities. At December 31, 2010, below investment-grade or unrated securities comprised approximately 5.2% of our investment portfolio.  These securities have a higher degree of credit or default risk and are much less liquid than the rest of our portfolio. These securities may also be less liquid in times of economic weakness or market disruptions. While we have in place investment guidelines to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of prolonged economic weakness, we may experience default losses in our portfolio. This may result in a reduction of net income and capital, adversely affecting our financial condition and results of operations.

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

Our business may be adversely affected if the decline in annuity contracts in-force were to continue for an extended period of time:

The declining trend in annuity in force primarily reflects unusually large volumes of business written in 2000 thru 2002.  These contracts started to come off surrender charge at the end of 2005, through the end of 2008, at a relatively large expected surrender rate.  In 2010, annuity surrenders, death claims and policy lapses outpaced new sales causing a slight decline in total annuity in force.  The Company believes that surrenders and death claim activity combined with the challenging low interest rate environment for annuity sales may cause total annuities in force to fall.

We have made errors in the preparation of certain of our historical financial statements and our internal control over financial reporting has not been effective.

Because of the material weaknesses in our internal control over financial reporting (see item 9A on page 57), we could be subject to sanctions or investigations by the exchange on which we list our shares, the SEC or other regulatory authorities, including the NYSID.  In addition, as a result of restatements of our previously issued financial statements, we have from time to time been unable to timely file reports we are required to file under the Exchange Act, including our Forms 10-K and 10-Q.  Because of these events, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock.  If we are unable to remediate any material deficiencies in our internal control effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm.  In addition, we may identify additional material weaknesses in the future.  Any additional failures of internal controls could have a material adverse effect on our results of operations and harm our reputation.

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

	High	Low	Cash Dividends Declared per Share
Fiscal 2009
First Quarter	$ 10.75	$ 5.84	$ .0625
Second Quarter	11.94	7.57	.0625
Third Quarter	11.49	7.28	.0625
Fourth Quarter	11.44	8.85	.0625

Fiscal 2010
First Quarter	$ 10.48	$ 8.90	$ .0625
Second Quarter	12.85	8.80	.0625
Third Quarter	10.09	8.45	.0625
Fourth Quarter	10.05	9.27	.0625

Fiscal 2011
First Quarter	$ 10.59	$ 8.79	$ .0625
Second Quarter	11.14	9.59	.0625

The Company has paid regular cash dividends since 1980.  The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and the financial condition of the Company.  Any determination to pay dividends is at the discretion of the Board of Directors and is subject to regulatory and contractual restrictions as described in “Part I – Business – Insurance Regulation” and Part II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  On July 6, 2011, there were approximately 486 holders of record of the Company’s common stock (which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and other intermediaries).

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

Year Ended December 31,
	2010[1]	2009[1]	2008[1]	2007[1]	2006[1]
Income Statement Data:	(in thousands, except per share data)
Insurance Revenues	72,604	57,711	49,519	43,022	44,348
Income from Investments and other	224,419	190,130	176,274	312,875	308,859
Total Revenue	$297,023	$247,841	$225,793	$355,897	$353,207
Benefits	229,638	214,557	208,740	217,668	242,218
Interest Expense on Notes Payable	-	754	7,353	9,138	10,432
Expenses, excluding interest	32,570	31,498	31,158	40,011	35,303
Total Benefits and Expenses	262,208	246,809	247,251	266,817	287,953
Provision (Benefit) for Income Taxes	13,275	(3,864)	(15,120)	30,325	18,732
Net Income (Loss)	$21,540	$4,896	$(6,338)	$58,755	$46,522
Income (Loss) per Share, diluted	$0.73	$0.17	$(.21)	$1.99	$1.57
Dividends per Share	$.25	$.25	$.4375	$.50	$.40

[1] This table includes restated financial results for the Company for the years ended 2010, 2009 and 2008.   See Note 15 in Notes to Consolidated Financial Statements for the effects of the restatement on the Company’s Statement of Income for the years ended December 31, 2009 and 2008.  Fiscal Years 2007 and 2006 have also been corrected to conform to the restated accounting treatment of our limited partnership investments and to reflect restated OTTI.

At December 31,
	2010[1]	2009[1]	2008[1]	2007[1]	2006[1]
Balance Sheet Data:			(in thousands)
Total Assets	$3,902,286	$3,778,181	$3,659,404	$4,163,992	$4,637,886
Total Capitalization
Notes Payable	-	-	66,500	90,195	150,000
Shareholders’ Equity	681,908	581,519	418,150	667,464	651,622
Total	$681,908	$581,519	$484,650	$757,659	$801,622
Book Value Per Share	$23.06	$19.66	$14.14	$22.58	$22.11
Net Investment Return on Assets[2]	6.01%	5.95%	6.23%	6.50%	6.70%

1This table includes restated financial results for the Company for the years ended 2010, 2009 and 2008.   See Note 15 in Notes to Consolidated Financial Statements for the effects of the restatement on the Company’s Balance Sheet as of December 31, 2010, 2009 and 2008.  Fiscal Years 2007 and 2006 have also been corrected to conform to the restated accounting treatment of our limited partnership investments and to reflect restated OTTI.

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

Explanatory Note Regarding Restatement

This Form 10-K/A reflects the Original Restatement and the OTTI Restatement of the Company’s Consolidated Financial Statements (as such terms are defined below).

As previously disclosed in a Current Report on Form 8-K filed with the SEC on March 10, 2011, the Board of Directors of the Company determined on March 7, 2011 that the Company’s financial statements for the years ended December 31, 2009 and 2008 (the “Annual Financial Statements”) and for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010 (the “Quarterly Financial Statements” and, together with the Annual Financial Statements, collectively, the “Previously Issued Financial Statements”) should no longer be relied upon because they contained an error as addressed in FASB ASC Topic 250.  The error in the Previously Issued Financial Statements related to the application of the equity method of accounting for the Company’s limited partnership investments.  The Company sought to correct the error with respect to the Annual Financial Statements by restating (the “Original Restatement”) such financial statements included in its original Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 29, 2011.   The Original Restatement incorporates a change in the way we accounted for certain of our investments.  Approximately 5% of our overall investment portfolio is invested in private limited partnerships, with respect to which we had historically applied the equity method of accounting.  After extensive discussions with the staff of the SEC, we determined that we should not have applied the equity method to many of the partnerships because we did not exert any influence over them.  As a result, we now apply the fair value method of accounting for investments in limited partnerships in which we have less than a 5% interest and do not have more than virtually no influence over the operating and financial policies of the partnership, and apply the equity method of accounting where we have either a 5% or greater interest or less than a 5% interest, but with respect to which partnership we have more than virtually no influence over the operating and financial policies of the partnership.  The Original Restatement primarily impacts the net investment income, change in deferred policy acquisition costs and provision (benefit) for income taxes amounts in the statement of income and the limited partnerships investments, deferred policy acquisition costs, deferred income tax asset and shareholders' equity amounts in the balance sheet.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on May 10, 2011, the Board of Directors of the Company determined that the Company’s financial statements for the years ended December 31, 2009 and 2008, as previously restated in the Original 2010 Form 10-K, the financial statements for the year ended December 31, 2010 included in the Original 2010 Form 10-K and the financial statements for each of the first three quarters of the year ended December 31, 2010 (such financial statements, the “Subject Financial Statements”), should no longer be relied upon because they contain an error as addressed in FASB Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections.  In the process of preparing the Subject Financial Statements, the Company made an error in failing to analyze other-than-temporary-impairment (“OTTI”) related to its limited partnership investments. Management has determined that this error resulted in an understatement of net loss for the year ended December 31, 2008 and an overstatement of net income for the year ended December 31, 2009 in the Subject Financial Statements.  The error resulted in an understatement of accumulated other comprehensive income and an overstatement of retained earnings as of December 31, 2010, 2009 and 2008.  There was no change in total stockholder’s equity as a result of the error.  Because the components of stockholder’s equity are being restated, accumulated other comprehensive income and retained earnings will change in each of the first three quarters of 2010 from that previously reported.  This error is being corrected herein by restating (the “OTTI Restatement”) the Company’s financial statements for the years ended December 31, 2008, 2009 and 2010.

The Company intends to correct the error in the Quarterly Financial Statements as a result of the Original Restatement and the OTTI Restatement through the filing of amendments to its Quarterly Reports on Form 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010.

The effects of the Original Restatement and the OTTI restatement on the Company's consolidated financial statements is summarized as follows:

Balance Sheet at December 31, 2010	As Previously Reported in Original 2010 Form 10-K	Increase (Decrease)	2010 As Restated
Accumulated other comprehensive gain	99,548	19,061	118,609
Retained earnings	574,941	(19,061)	555,880

Balance Sheet at December 31, 2009	As Originally Reported in 2009 Form 10-K	Increase (Decrease)	2009 As Restated
Limited partnerships	$ 196,191	16,516	$ 212,707
Total investments	3,598,059	16,516	3,614,575
Deferred federal income taxes, net	4,855	(4,680)	175
Deferred policy acquisition costs	76,762	1,303	78,065
Total assets	3,765,042	13,139	3,778,181
Total liabilities	3,196,662	-	3,196,662
Accumulated other comprehensive income (loss)	(4,448)	37,298	32,850
Retained earnings	565,893	(24,159)	541,734
Total shareholders’ equity	568,380	13,139	581,519

Statement of Income for the year ended December 31, 2009
Equity in earnings (loss) on limited partnerships	-	(66)	(66)
Net investment income	184,269	13,601	197,870
Net realized investment (losses) gains, excluding other than temporary impairment (“OTTI”) losses	4,891	14,899	19,790
Total OTTI losses recognized in earnings	(7,841)	(22,840)	(30,681)
Total Revenues	242,247	5,594	247,841
Change in deferred policy acquisition costs	(449)	1,477	1,028
Total Benefits and Expenses	245,332	1,477	246,809
Income before taxes	(3,085)	4,117	1,032
Deferred income taxes	139	1,441	1,580
Net Income	2,220	2,676	4,896
Earnings per share, basic and diluted	.08	.09	.17

Statement of Cash Flows the year ended December 31, 2009
OPERATING ACTIVITIES:
Net Income	2,220	2,676	4,896
Provision for deferred income taxes	139	1,441	1,580
Net realized (gains) losses	(12,064)	(7,726)	(19,790)
Total OTTI losses recognized in earnings	7,841	22,840	30,681
Changes in:
Deferred policy acquisition costs	(449)	1,477	1,028
Net Cash Provided by Operating Activities	12,039	5,875	17,914
INVESTING ACTIVITIES:
Contributions to limited partnerships	(39,908)	10,909	(28,999)
Distributions from limited partnerships	44,721	(16,784)	27,937
Net Cash Provided by Investing Activities	54,977	(5,875)	49,102

Balance Sheet at December 31, 2008	As Originally Reported in 2008 Form 10-K	Increase (Decrease)	2008 As Restated
Limited partnerships	$ 290,692	(36,924)	$ 253,768
Total investments	3,380,867	(36,924)	3,343,943
Deferred federal income taxes, net	78,810	11,794	90,604
Deferred policy acquisition costs	122,338	3,226	125,564
Total assets	3,681,308	(21,904)	3,659,404
Total liabilities	3,241,254	-	3,241,254
Accumulated other comprehensive(loss) gain	(137,160)	4,930	(132,230)
Retained earnings	571,067	(26,834)	544,233
Total shareholders’ equity	440,054	(21,904)	418,150

Statement of Income for the year ended December 31, 2008
Equity in earnings (loss) on limited partnerships	-	(8,283)	(8,283)
Net investment income	261,735	(47,071)	214,664
Net realized investment (losses) gains, excluding other than temporary impairment (“OTTI”) losses	(26,775)	21,219	(5,556)
Total OTTI losses recognized in earnings	(21,118)	(5,916)	(27,034)
Total Revenues	265,844	(40,051)	225,793
Change in deferred policy acquisition costs	6,085	(1,709)	4,376
Total Benefits and Expenses	248,960	(1,709)	247,251
Income before taxes	16,884	(38,342)	(21,458)
Deferred income taxes	(15,452)	(13,420)	(28,872)
Net Income	18,584	(24,922)	(6,338)
Earnings per share, basic and diluted	.63	(.84)	(.21)

Statement of Cash Flows the year ended December 31, 2008
OPERATING ACTIVITIES:
Net Income	18,584	(24,922)	(6,338)
Provision for deferred income taxes	(15,452)	(13,420)	(28,872)
Equity in earnings (loss) on limited partnerships	-	8,283	8,283
Net realized (gains) losses	26,775	(21,219)	5,556
Total OTTI losses recognized in earnings	21,118	5,916	27,034
Changes in:
Deferred policy acquisition costs	6,085	(1,709)	4,376
Other items	(3,179)	212	(2,967)
Net Cash Provided by Operating Activities	15,607	(46,859)	(31,252)
INVESTING ACTIVITIES:
Contributions to limited partnerships	(67,294)	29,609	(37,685)
Distributions from limited partnerships	46,656	17,250	63,906
Net Cash Provided by Investing Activities	187,899	46,859	234,758

Balance Sheet at January 1, 2008	As Previously Reported in 2008 Form 10-K	Increase (Decrease)	2008 As Restated
Accumulated other comprehensive income	91,704	7,421	99,125
Retained earnings	565,418	(1,912)	563,506
Total shareholders’ equity	661,955	5,509	667,464

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

Executive Overview

Results

The Company’s earnings (loss) per share were $0.73 for 2010, as compared to $0.17 in 2009 and $(.21) in 2008.  Results in 2010 primarily reflect an increase in realized investment gains when compared to 2009 and 2008.  Our total revenues in 2010 were $297.0 million, compared to $247.8 million in 2009 and $225.8 million in 2008.  Net income (loss) in 2010 was $21.5 million as compared to $4.9 million in 2009 and $(6.3) million in 2008.  Benefits and expenses in 2010 were $262.2 million, compared to $246.8 million in 2009 and $247.3 million in 2008.  The Company’s increases in earnings and revenues in 2010 resulted primarily from increases in realized investment gains.  Net realized investment gains (losses), including OTTI losses from limited partnerships using the fair value method of accounting, totaling $26.2 million, $(7.9 million) and $15.3 million in 2010, 2009 and 2008, respectively, is classified as net realized investment gains (losses).

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

4.

Interest Rate Risk.   Our principal product is deferred annuities, which are interest rate sensitive instruments.  In an interest rate environment of falling or stable rates, annuity holders are less likely to seek to surrender their annuities prior to maturity due to the absence of alternative, higher-yielding investments.  However, in an environment of moderately or significantly increasing rates, such surrenders should be expected to increase.  As of December 31, 2010, the existence of surrender fees on approximately 42.5% of the Insurance Company’s outstanding deferred annuities acts as a deterrent against surrenders.   However, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Moreover, the surrender fees are only in effect primarily for up to the first seven years of each annuity policy.  In the event of a substantial increase in surrenders during a short period of time, we may have to sell longer-term assets to pay current surrender liabilities.  We continually develop strategies to address the match between the timing of our assets and liabilities.  To that end, in 2006, 2007 and 2008, a significant number of policies came off surrender charge and a significant portion of these policies were surrendered.  The Company anticipated this event and maintained a significant level of cash equivalents to fund surrenders, avoiding the need to sell long-term assets at a loss. The Company believes that the heavy surrender activity associated with the 2006-2008 period is now largely behind us. Additionally, management has increased the incentive for agents to retain this business with the Company by paying full first year compensation on internal rollovers.  Since 2008, a significantly smaller amount of business has been coming off surrender charge.  The table below shows the in-force deferred annuities that are within the surrender charge period and the projected timing regarding the expiration of these surrender charges.

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

Investment Results

The following table summarizes our investment results for the periods indicated, as determined in accordance with GAAP.

Year Ended December 31,
	2010	2009	2008	2007	2006
		(As restated, see footnote 15)
(in thousands)
Cash and total invested assets [1]	$ 3,677,711	$ 3,485,551	$ 3,674,950	$ 4,241,409	$ 4,596,573
Net investment income	$ 198,568	$ 197,870	$ 214,664	$ 244,569	$ 271,804
Effective yield [3]	6.01%	5.95%	6.23%	6.50%	6.70%
Net realized investment (losses) gains [4]	$ 26,910	$ (10,891)	$ (32,590)	$ 52,590	$ 27,358

1

Average of cash and aggregate invested amounts at the beginning and end of period.

2

Net investment income is gross investment income net of investment expenses and excludes capital gains and losses and provision for income taxes.

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

The Company’s principal goal in managing its investment portfolio is to meet the diversification, yield and liquidity requirements of its insurance policy and annuity contract obligations. The Company's liquidity requirements are monitored regularly so that cash flow needs are satisfied.  Adjustments periodically are made to the Company's investment policies to reflect changes in the Company's short-and long-term cash needs, as well as changing business and economic conditions.

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

As of December 31, 2010 and 2009, approximately 5.2% and 5.9%, respectively, of the Company's total invested assets were invested in limited partnerships and equity securities.  See “Note 2 to the Notes to Consolidated Financial Statements.”  As of December 31, 2010, the Company was committed, if called upon during a specified period, to contribute an aggregate of approximately $58.3 million of additional capital to certain of these limited partnerships.  Commitments of $31.6 million are expected to expire in 2011, $25.5 million in 2012, and $1.2 million in 2013.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity.   During the fourth quarter of 2010, the Company initiated the full liquidation of four of its hedge fund investments resulting in a distribution of $42.7 million.  The carrying value of these limited partnerships was $39.5 million and the Company recognized a return on capital of $10.7 million.  During 2009, there were no hedge fund distributions. With the exception of hedge funds, these risks are mitigated by our ability to receive quarterly distributions of partnership earnings.  Despite earning positive returns on its limited partnership investments and their substantial contributions to the Company’s profits in the years prior to the very significant market and economic downturn from 2008 to 2010, the Company’s limited partnership investments performed poorly in late 2008 and in 2009, contributing significant pressure on net income in these periods.  Performance rebounded somewhat in 2010.  There can be no assurance that we will again achieve the same level of positive returns on our investments in limited partnerships that we achieved in years prior to the downturn or that we will achieve any returns on such investments at all.  In addition, there can be no assurance that we will receive a return of all or any portion of our current or future capital investments in limited partnerships.  The failure to receive the return of a material portion of our capital investments in limited partnerships, or to achieve historic levels of returns on such investments, would have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2010, the Company had 220 securities in a net unrealized loss position. Of this total, 198 are bonds and 22 are stocks.

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

Statutory Information

The Insurance Company prepares its statutory financial statements in accordance with accounting practices prescribed by the New York State Insurance Department.  Prescribed SAP include state laws, regulations and general administrative rules, as well as a variety of publications from the NAIC.  Accounting principles used to prepare statutory financial statements differ from financial statements prepared on the basis of GAAP.  (See Item 1, Business, Insurance Regulation, Statutory Reporting Practices.)  The restatements did not affect the statutory financial statements.

A reconciliation of the Insurance Company’s net income as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2010, 2009 and 2008, is set forth in the following table:

(in thousands)	2010	2009		2008
Statutory net income	$18,776	$36,029		$16,932

Reconciling items:
Deferred policy acquisition benefit (costs)	(5,305)	(1,028)		(4,376)
Investment income difference	6,306	16,787	[1]	(49,449)	[1]
Realized capital gains (losses)	15,326	(7,941)	[1]	15,303
GAAP deferred taxes	2,231	(5,342)	[1]	25,804	[1]
Policy liabilities and accruals	(8,840)	(30,148)		10,036
IMR amortization	(3,328)	(3,649)		(3,482)
IMR capital gains	36	718		1,075
Payor swaptions	(963)	(117)		(6,499)
Federal income taxes	-	-		-
Other	121	98		(488)
Non-insurance company’s net income	(2,820)	(511)		(11,194)

GAAP net income	$21,540	$4,896	[1]	$(6,338)	[1]

1As restated, see explanatory note regarding restatement and Note 15 to the Consolidated Financial Statements.

A reconciliation of the Insurance Company’s shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31, 2010 and 2009  is set forth in the following table:

(in thousands)	2010	2009
Statutory shareholders’ equity	$273,031	$269,777

Reconciling items:
Asset valuation and interest maintenance reserves	104,041	78,917
Investment valuation differences	190,862	68,359
Deferred policy acquisition costs	57,298	78,065
Policy liabilities and accruals	105,776	114,467
Difference between statutory and GAAP deferred taxes	(73,945)	(40,183)
Other	(5,235)	(4,160)
Non-insurance company’s shareholders’ equity	30,080	16,277

GAAP shareholders’ equity	$681,908	$581,519

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

In June 2011, the A.M. Best Company upgraded the financial strength rating to “B++” (Good) from “B+” (Good) and upgraded the issuer credit rating (“ICR”) to “bbb” (Good) from “bbb-“ (Good) of Presidential Life Insurance Company (“Presidential Life”) and upgraded the ICR to “bb”  from “bb-“ of Presidential Life Corporation.  The ratings have been assigned a stable outlook.

The rating upgrade of Presidential Life reflects its favorable risk-adjusted capitalization, positive earnings over a five-year period and no financial leverage.  While the Company’s earnings are positive and capitalization levels remain favorable, both its capitalization and pre-tax earnings declined in recent years due to the economic crisis and low interest rate environment.  In addition, A.M. Best believes lower investment yields due to the current interest rate environment may result in further spread compression and lead to lower earnings.

The stable outlook reflects Presidential Life’s continued profitable operating postures and favorable capitalization ratios.

At the time of the B++ rating, publications of A.M. Best indicated that the “B++” rating was assigned to those companies that, in A.M. Best's opinion, have achieved a very good overall performance when compared to the norms of the insurance industry and that generally have demonstrated a good ability to meet their respective policyholder and other contractual obligations over a long period of time.  The B++ rating is within A.M Best’s “Secure” classification, along with A++, A+, A, A-, and B+ ratings.

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

Results of Operations - Comparison of Fiscal Year 2010 to Fiscal Year 2009 and Fiscal Year 2009 to Fiscal Year 2008.

	Years-Ended December 31,
		2009	2008
	2010 (As Restated)	(As Restated) (See Footnote 15)	(As Restated) (See Footnote 15)	2010-2009 Change	2009-2008 Change
(in thousands, except per share)
Premiums and other
insurance revenues	$ 76,995	$ 60,928	$ 52,002	$ 16,067	$ 8,926
Net investment income and equity in earnings (loss) on limited partnerships	193,118	197,804	206,381	(4,686)	(8,577)
Realized investment gains, (losses) including OTTI losses	26,910	(10,891)	(32,590)	37,801	21,699
Total revenues	297,023	247,841	225,793	49,182	22,048
Benefits and expenses	262,208	246,809	247,251	15,399	(442)
Net income (loss)	$ 21,540	$ 4,896	$ (6,338)	$ 16,644	$ 11,234
Earnings (loss) per share, basic	$ .73	$ .17	$ (.21)	$ .56	$ .38

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

Net Investment Income and Equity in Losses on Limited Partnerships

Net investment income and equity in losses on limited partnerships totaled $193.1 million in 2010, as compared to $197.8 million in 2009 and $206.4 million in 2008.  This represents a 2.4% decrease comparing 2010 to 2009 and a 4.2% decrease comparing 2009 to 2008.  The decrease in 2010 was largely due to equity in loss on our limited partnership portfolio.  The decrease in 2009 was largely due to lower returns on the short-term commercial paper portfolio.

Losses from limited partnerships that are accounted for using the equity method of accounting, amounted to approximately $(5.5 million), ($66 thousand) and $(8.3 million) in 2010, 2009 and 2008, respectively.  Income derived from the limited partnerships accounted for under the fair value method are classified as realized gains and losses, see below.  The decreases and increases in investment income from the limited partnerships are largely reflective of the inherent volatility in this portfolio.  (See Item 7, Management’s Discussion and Analysis, Asset/Liability Management).  Income from fixed maturities amounted to $198.8 million, $196.4 million and $203.9 million in 2010, 2009 and 2008, respectively.  Income from short-term investments amounted to approximately $.4 million, $.8 million and $9.1 million in 2010, 2009 and 2008, respectively.  The decrease in income from short-term investments was due to lower short-term interest rates in 2009 and 2010 as compared to previous years.

Net Realized Investment Gains and (Losses)

Net realized investment gains (losses) including other than temporary impairment losses, pre-tax, amounted to $26.9 million in 2010, $(10.9) million in 2009 and $(32.6 million) in 2008.  .  Other than temporary impairments charges amounted to $1.4 million, $30.7 million and $27.0 million in 2010, 2009 and 2008, respectively.  When impairments are determined to be other than temporary, the Company adjusts the cost basis to reflect the fair value, as appropriate, on a quarterly basis and the amount of the impairments are recorded as realized investment losses in the income statement.  Realized investment gains (losses) also result from the sale of certain equity and convertible securities and calls and sales of fixed maturity investments in the Company’s investment portfolio.  Also, the change in the fair value of the derivative instruments, even if the investments continue to be held by the Company, is reflected in the income statement as a realized gain or loss.  Net realized investment gains (losses) derived from the limited partnership portfolio using the fair value method of accounting amounted to $26.2 million, ($7.9 million) and $15.3 million in 2010, 2009 and 2008, respectively.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income increased from approximately $32.9 million at December 31, 2009 to $118.6 million at December 31, 2010.  The increase was due to an increase in net unrealized investment gains, net of taxes, during the year of approximately $85.8 million.  General economic and market conditions were the primary reasons for the increase.

The following information summarizes the components of the unrealized investment gains (losses):

As of	December 31, 2010	December 31, 2009 (As Restated) (See Footnote 15)
	($ in thousands)
Fixed maturities	$ 182,196	$ 43,264
Limited partnerships	22,778	13,060
Common stocks	807	1,472
	205,781	57,796
Tax effect	(63,582)	(17,851)
Contra DAC effect	(23,590)	(7,095)
	$ 118,609	$ 32,850

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

If the Insurance Company does not have the financial flexibility to upstream a dividend to the Company and the Company is restricted in its ability to raise capital, the Board of Directors may decide to reduce or suspend the payment of dividends to shareholders until capital conditions improve.  The Board of Directors may also decide to reduce or suspend the payment of dividends if the implementation of the Company’s strategy so dictates.

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

The Company recognizes cash distributions from the limited partnerships as either a return on capital in earnings or a return of capital that reduces the investment’s carrying amount.  This distinction is based on whether the cash distribution represents earnings or loss of the investee, or a return of our investment.  A cash receipt that does not represent earnings (or loss) of the investee is treated as a return of capital, which the Company records as a reduction of the basis in the investment, rather than as a credit (or charge) to the income statement.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the accompanying Table of Contents to Consolidated Financial Statements and Schedules on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2010, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, and as a result of the Original Restatement and the OTTI Restatement, and the related material weaknesses in the Company’s internal control over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management of the Company, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In connection with this evaluation, and as a result of the accounting error that necessitated the Original Restatement, management identified a material weakness in the Company’s internal control over financial reporting relating to the Company’s interpretation and application of GAAP as it relates to the equity method of accounting for investments in certain limited partnerships and to the timely recognition of other than temporary impairment charges for limited partnerships.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon that evaluation, management identified these deficiencies to be material weaknesses related to the Company’s interpretation and application of GAAP in that the Company did not have effective controls over the processes to ensure proper accounting for investments in limited partnerships.  These material weaknesses resulted in a material misstatement of income in, and the restatement of the Company's consolidated financial statements for, the years ended December 31, 2010, 2009 and

2008 and the quarters ended March 31, June 30 and September 30, 2010, as discussed in Note 15, Presentation of Restated Financial Statements, to the consolidated financial statements included in this Annual Report on Form 10-K.

Based on this evaluation, and as a result of the material weaknesses in internal control over financial reporting described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by BDO, USA LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K/A.

Remediation of the Material Weakness in Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.  The Company has identified a material weakness in its internal control over financial reporting related to its use and application of the equity method of accounting for investments in limited partnerships.  In addition, the Company has identified a material weakness in its internal control over financial reporting in that it failed to analyze other-than-temporary-impairment related to its limited partnership investments. The ineffective internal controls resulted in material adjustments to the Company’s 2010 year-end financial statements and a restatement of its 2009 and 2008 year-end financial statements.  These material weaknesses were considered in determining the nature, timing, and extent of audit test applied in our audit of the 2010 financial statements, and this report does not affect our report dated June XX, 2011 on those financial statements.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Presidential Life Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated June XX, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 29, 2011, except for the OTTI restatement as to which the date is July XX, 2011

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

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

Rider

Exhibit

Number

Description of Document

2.01

Certificate of Ownership and Merger, as filed with the Secretary of State of Delaware on July 27, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1993)

2.02                    Certificate of Merger, as filed with the Secretary of State of State of New York on July 27, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1993)

3.01

Certificate of Amendment of the Certificate of Incorporation of the Corporation, as filed with the Secretary of State of State of New York on June 8, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1993)

3.02

Amended and Restated Bylaws of Presidential Life Corporation (filed as Exhibit 3.2 to the Company’s Form 8-K filed on May 27, 2011, and incorporated herein by reference).

3.03

Amended and Restated Bylaws of Presidential Life Corporation (filed as Exhibit 3.2 to the Company’s Form 8-K filed on August 20, 2010, and incorporated herein by reference).

3.04

Amended and Restated Bylaws of Presidential Life Corporation (filed as Exhibit 3.2 to the Company’s Form 8-K filed on November 9, 2009, and incorporated herein by reference).

3.05

Certificate of Correction of the Certificate of Amendment to the Certificate of Incorporation of the Corporation, as filed with the Secretary of State of State of New York on June 29, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1993)

3.06

Certificate of Incorporation of Presidential Life Corporation, a Delaware corporation (now the Corporation) (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

3.07

By-Laws of Presidential Life Corporation, a Delaware corporation (now the Corporation) (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.01

   Reinsurance Agreements, dated January 1, 1969, March 1, 1979 and November 15, 1980, in each case together with all amendments thereto, Between the Registrant and Life Reassurance Corporation of America (formerly known as General Reassurance Corporation) (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.02

Employment Agreement dated May 14, 2010 with effective date of March 1, 2010, by and between Presidential Life Insurance

Company, Presidential Life Corporation and Donald L. Barnes (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 17, 2010, and incorporated herein by reference).

10.03

Employment Agreement dated June 12, 2010, by and between Presidential Life Insurance Company, Presidential Life Corporation and Paul B. Pheffer (filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2010, and incorporated herein by reference).

10.04

Reinsurance Agreements, dated September 25, 1969 and November 21, 1980, in each case together with all amendments thereto, by and between Presidential Life Insurance Company and Security Benefit Life Insurance Company (now known as Swiss Re Life & Health America) (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.05

Employment Agreement, dated May 14, 2010 with an effective date of March 1, 2010, by and between Presidential Life Insurance Company, Presidential Life Corporation and Mark Abrams (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 17, 2010, and incorporated herein by reference).

10.06

Form of Indemnification Agreement (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.07

Presidential Life Corporation 1984 Stock Option Plan (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.08

Presidential Life Corporation 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 28.1 to the Registration Statement on Form S-8 of the Corporation filed on July 16, 1996)

10.09

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

Date:  July 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:   July 8, 2011

/s/ Donald Barnes

Donald Barnes

Chief Executive Officer

Date:   July 8, 2011

 /s/ P. B. (Pete) Pheffer

P. B. (Pete) Pheffer

Chief Financial Officer/Principal Accounting Officer

Date:   July 8, 2011

/s/ W. Thomas Knight

W. Thomas Knight, Director

Date:   July 8, 2011

 /s/ Stanley Rubin

Stanley Rubin, Director

Date:  July 8, 2011

 /s/ William M. Trust Jr.

William M. Trust Jr., Director

Date:  July 8, 2011

 /s/ Lawrence Read.

Lawrence Read, Director

Date:  July 8, 2011

 /s/ Lawrence Rivkin

Lawrence Rivkin, Director

Date:  July 8, 2011

 /s/ William DeMilt

William DeMilt, Director

Date:  July 8, 2011

 /s/ John D. McMahon

John D. McMahon, Director

Consent of Independent Registered Public Accounting Firm

Presidential Life Corporation

Nyack, New York

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-63831) and Form S-8 (No. 333-08217) of Presidential Life Corporation of our report dated June XX, 2011, relating to the consolidated financial statements and financial statement schedules, and the effectiveness of Presidential Life Corporation’s internal control over financial reporting, which appears in this Form 10-K.

We also consent to the reference to us under the caption “Experts” on Forms S-3 and S-8.

/s/ BDO USA, LLP

New York, New York

Junly 8, 2011

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

S-3

     III  Supplemental Insurance Information – Years Ended December 31, 2010, 2009 and 2008 …

S-4

     IV  Reinsurance – Years Ended December 31, 2010, 2009 and 2008  …………………………..

S-5

                 Certification for Chief Executive Officer  ……………………………………………….

                 Certification for Treasurer or Chief Financial Officer……..……………………………

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

As described in Note 15, the Company corrected its method of accounting for its investment in limited partnerships whereby it applies either the equity method or the fair value method of accounting to such investments depending upon the level of influence the Company has on the underlying policies of such limited partnerships.  Prior to this correction, the Company applied the equity method of accounting based primarily on actual cash contributions and distributions which were adjusted by annual audited financial statements based on a lag up to one year.  Also as fully described in Note 15, the Company restated its previously issued financial statements to reflect the effects of other than temporary impairments related to its limited partnership investments.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Presidential Life Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June XX, 2011 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 29, 2011,

 except for the Note 15(b) as to which the date is July 8, 2011

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2010	2009
ASSETS:	(As Restated)	(As Restated)
Investments:	(See Footnote 15)	(See Footnote 15)
Fixed maturities:
Available for sale at fair value (Amortized cost of $3,209,803 and $3,043,757 respectively)	$ 3,391,998	$ 3,087,021
Common stocks:
Available for sale at fair value (Cost of $472 and $475 respectively)	1,279	1,947
Derivatives, at fair value	9,402	390
Real estate	415	415
Policy loans	19,607	18,959
Short-term investments	107,958	293,136
Limited partnerships	195,501	212,707
Total investments	3,726,160	3,614,575

Cash and cash equivalents	5,924	8,763
Accrued investment income	42,757	41,281
Amounts due from security transactions	49,005	-
Federal income tax recoverable	2,627	18,313
Deferred federal income taxes, net	-	175
Deferred policy acquisition costs	57,298	78,065
Furniture and equipment, net	376	447
Amounts due from reinsurers	16,644	15,056
Other assets	1,495	1,506
TOTAL ASSETS	$ 3,902,286	$ 3,778,181

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Policy Liabilities:
Policyholders’ account balances	$ 2,401,482	$ 2,444,984
Future policy benefits:
Annuity	663,456	645,801
Life and accident and health	81,081	76,457
Other policy liabilities	11,718	10,592
Total policy liabilities	3,157,737	3,177,834
Deferred federal income taxes, net	45,157	-
Deposits on policies to be issued	1,166	1,905
General expenses and taxes accrued	1,573	2,461
Other liabilities	14,745	14,462
Total Liabilities	3,220,378	3,196,662

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized 100,000,000 shares; issued and outstanding 29,574,697 shares in 2010 and 29,574,697 in 2009)	296	296
Additional paid in capital	7,123	6,639
Accumulated other comprehensive income (loss)	118,609	32,850
Retained earnings	555,880	541,734
Total Shareholders’ Equity	681,908	581,519
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,902,286	$ 3,778,181

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Years Ended December 31
	2010	2009	2008
REVENUES:	(As Restated)	(As Restated)	(As Restated)
Insurance revenues:		(See Footnote 15)	(See Footnote 15)
Premiums	$ 19,316	$ 16,134	$ 16,175
Annuity considerations	51,198	39,427	30,668
Universal life and investment type policy fee income	2,090	2,150	2,676
Equity in earnings (loss) on limited partnerships	(5,450)	(66)	(8,283)
Net investment income	198,568	197,870	214,664
Net realized investment (losses) gains, excluding other than temporary impairment (“OTTI”) losses	28,302	19,790	(5,556)
Total OTTI losses recognized in earnings	(1,392)	(30,681)	(27,034)
Other income	4,391	3,217	2,483
TOTAL REVENUES	297,023	247,841	225,793

BENEFITS AND EXPENSES:
Death and other life insurance benefits	19,463	15,384	15,403
Annuity benefits	81,743	79,610	81,762
Interest credited to policyholders’ account balances	106,341	108,826	112,815
Interest expense on notes payable	-	754	7,353
Other interest and other charges	1,280	1,565	1,355
Increase (Decrease) in liability for future policy benefits	20,811	9,172	(2,595)
Commissions to agents, net	7,156	10,677	9,115
Costs related to consent revocation solicitation	1,525	2,478	-
General expenses and taxes	18,584	17,315	17,667
Change in deferred policy acquisition costs	5,305	1,028	4,376
TOTAL BENEFITS AND EXPENSES	262,208	246,809	247,251

Income (loss) before income taxes	34,815	1,032	(21,458)

Provision (benefit) for income taxes:
Current	14,120	(5,444)	13,752
Deferred	(845)	1,580	(28,872)
	13,275	(3,864)	(15,120)

NET INCOME (LOSS)	$ 21,540	$ 4,896	$ (6,338)

Earnings (loss) per common share, basic	$ .73	$ .17	$ (.21)
Earnings (loss) per common share, diluted	$ .73	$ .17	$ (.21)

Weighted average number of shares outstanding during the year, basic	29,574,697	29,574,558	29,563,262

Weighted average number of shares outstanding during the year, diluted	29,574,697	29,574,558	29,595,819

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(in thousands, except share data)

	Capital Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at January 1, 2008, as restated	$295	$4,538	$563,506	$99,125	$667,464
Comprehensive Income:
Net Income (Loss), (as restated, see note 15)			(6,338)		(6,338)
Loss on Rate Lock Hedge				(74)	(74)
Net Unrealized Investment Losses(as restated, see note 15)				(231,281)	(231,281)
Comprehensive Loss					(237,693)
Issuance of Shares Under Stock Option Plan	1	238			239
Share Based Compensation		1,075			1,075
Dividends Paid to Shareholders ($.4375 per share)			(12,935)		(12,935)
Balance at December 31, 2008 (as restated, see note 15)	$296	$5,851	$544,233	$(132,230)	$418,150

Comprehensive Income:
Net Income (as restated, see note 15)			4,896		4,896
Net Unrealized Investment Gains(as restated, see note 15)				165,080	165,080
Comprehensive Gain					169,976
Issuance of Shares Under Stock Option Plan		4			4
Share Based Compensation		784			784
Dividends Paid to Shareholders ($.25 per share)			(7,395)		(7,395)
Balance at December 31, 2009 (as restated, see note 15)	$296	$6,639	$541,734	$32,850	$581,519

Comprehensive Income:
Net Income			21,540		21,540
Net Unrealized Investment Gains				85,759	85,759
Comprehensive Gain					107,299
Share Based Compensation		484			484
Dividends Paid to Shareholders ($.25 per share)			(7,394)		(7,394)
Balance at December 31, 2010 (as restated, see note 15)	$296	$7,123	$555,880	$118,609	$681,908

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
		2009	2008
		(As Restated)	(As Restated)
OPERATING ACTIVITIES:	2010	(See Footnote 15)	(See Footnote 15)
Net Income	$ 21,540	$ 4,896	$ (6,338)
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit (Provision) for deferred income taxes	(845)	1,580	(28,872)
Depreciation and amortization	173	226	862
Stock Option Compensation	484	784	1,075
Amortization of fixed maturity discounts and premiums	(15,666)	(16,602)	(18,726)
Equity in (earnings) loss on limited partnerships	5,450	66	8,283
Net realized (gains) losses	(28,302)	(19,790)	5,556
Total OTTI losses recognized in earnings	1,392	30,681	27,034
Changes in:
Accrued investment income	(1,476)	(295)	4,220
Deferred policy acquisition costs	5,305	1,028	4,376
Federal income tax recoverable	15,686	6,488	(24,984)
Liability for future policy benefits	22,279	10,490	(230)
Liability for amounts due brokers	-	-	(541)
Other items	(1,242)	(1,638)	(2,967)
Net Cash Provided by (Used In) Operating Activities	$ 24,778	$ 17,914	$ (31,252)
INVESTING ACTIVITIES:
Fixed Maturities:
Acquisitions	(432,144)	(286,927)	(349,323)
Sales	7,378	47,657	25,570
Maturities, calls and repayments	276,091	226,772	492,291
Common Stocks:
Acquisitions	-	(4)	-
Sales	-	561	338
Derivative Investments Acquisitions	(9,975)	-	-
Decrease in short-term investments and policy loans	184,530	49,088	30,078
Limited partnerships:
Contributions to limited partnerships	(32,134)	(28,999)	(37,685)
Distributions from limited partnerships	80,226	27,937	63,906
Amounts due from security transactions	(49,005)	13,017	9,583
Net Cash Provided by Investing Activities	$ 24,967	$ 49,102	$ 234,758
FINANCING ACTIVITIES:
Increase (Decrease) in policyholders’ account balances	(43,502)	15,349	(150,272)
Issuance of common stock	-	4	238
Bank overdrafts	(949)	(2,478)	(11,166)
Deposits on policies to be issued	(739)	(1,054)	(5,487)
Retirement of senior notes	-	(66,500)	(23,695)
Dividends paid to shareholders	(7,394)	(7,394)	(12,935)
Net cash Used in Financing Activities	$ (52,584)	$ (62,073)	$ (203,317)

Increase (Decrease) in Cash and Cash Equivalents	(2,839)	4,943	189
Cash and Cash Equivalents at Beginning of Year	8,763	3,820	3,631
Cash and Cash Equivalents at End of Year	$ 5,924	$ 8,763	$ 3,820
Supplemental Cash Flow Disclosure:
Income Taxes Paid	$ 14,885	$ 1,041	$ 39,082
Interest Paid	$ -	$ 2,618	$ 7,309

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

The Company manages and reports the business as a single segment in accordance with FASB guidance, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 82%), life insurance (approximately 12%), and accident and health insurance (approximately 6%).  The nature of these product lines is sufficiently similar to permit their aggregation as a single reporting segment.

Approximately 70% of the Company’s life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and the Company does not make mortality charges on either product.  Moreover, the two products generate similar returns to the Company and carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility, with overlapping administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

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

The Company recognizes cash distributions from the limited partnerships as either a return on capital in earnings or a return of capital that reduces the investment’s carrying amount.  This distinction is based on whether the cash distribution represents earnings or loss of the investee, or a return of our investment.  A cash receipt that does not represent earnings (or loss) of the investee is treated as a return of capital, which the Company records as a reduction of the basis in the investment, rather than as a credit (or charge) to the income statement.

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

For all equity investments, if the Company concludes that an other than temporary impairment has occurred, the carrying value of the equity security is written down to the current fair value, with a corresponding charge to realized gain

(loss) in the Consolidated Statements of Income. The Company bases its review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, our ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, any third-party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location.

When assessing our intent to sell a fixed maturity security or if it is more likely that the Company will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio and sale of securities to meet cash flow needs.  In order to determine the amount of the credit loss for a fixed maturity security, the Company calculates the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows the Company expects to recover.  The discount rate is the effective interest rate implicit in the underlying fixed maturity security.  The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired.  If an OTTI exists and the Company has the intent to sell the security, the Company concludes that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income.  If the Company does not intend to sell a fixed maturity security or it is not more likely than not the Company will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), the Company concludes that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded to OCI, as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

To determine the recovery period of a fixed maturity security, the Company considers the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

For all fixed maturities securities evaluated for OTTI, the Company considers the timing and amount of the cash flows. When evaluating whether our collateralized mortgage obligations (“CMOs”) are other-than-temporarily impaired, we also examine the characteristics of the underlying collateral, such as delinquency, loss severities and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the quality of any credit guarantors, the susceptibility to variability of prepayments, our intent to sell the security and whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. In assessing corporate fixed maturities securities for OTTI, the Company evaluates the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position including the fundamentals of the issuer to determine what we would recover if they were to file bankruptcy versus the price at which the market is trading; fundamentals of the industry in which the issuer operates; expectations regarding defaults and recovery rates; and changes to the rating of the security by a rating agency.

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

L.

Earnings Per Common Share

Basic earnings per share (“EPS”) are computed based upon the weighted average number of common shares outstanding during the year.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average numbers of common shares used to compute diluted EPS for the year ended December 31, 2010, 2009 and 2008 were 29,574,697, 29,574,558 and 29,595,819 respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS in 2010 as they were anti-dilutive.

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

During 2010, 2009, and 2008 the Company realized losses related to other than temporary impairments of approximately $1.4 million, $30.7 million and $27.0 million, respectively.

Net Realized Investment Gains (Losses):

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Fixed maturities	$ 3,092	$ 4,760	$ (20,547)
Common stocks	-	248	270
Limited partnerships	26,173	14,899	21,219
Derivatives	(963)	(117)	(6,498)
Net realized investment gains (losses), excluding OTTI losses	$ 28,302	$ 19,790	$ (5,556)
Total OTTI losses recognized in earnings	$ (1,392)	$ (30,681)	$ (27,034)
Net realized investment gains/losses, including OTTI losses	$ 26,910	$ (10,891)	$ (32,590)

The tables below indicate the gross and net realized gains and losses and other than temporary impairment charges for the years ended December 31, 2010, 2009 and 2008.

(Amounts in Thousands) Year Ended December 31, 2010	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	3,569	(477)	3,092
Equity securities	-	-	-
Limited partnerships	47,230	(21,057)	26,173
Derivatives	-	(963)	(963)
Write-down of Limited partnerships	-	-	-
Write-down of fixed maturity securities	-	(1,388)	(1,388)
Write-down of equity securities	-	(4)	(4)
	$50,799	$(23,889)	$26,910

(Amounts in Thousands) Year Ended December 31, 2009	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	9,253	(4,493)	4,760
Equity securities	248	-	248
Limited partnerships	23,408	(8,509)	14,899
Derivatives	-	(117)	(117)
Write-down of Limited partnerships	-	(22,840)	(22,840)
Write-down of fixed maturity securities	-	(7,524)	(7,524)
Write-down of equity securities	-	(317)	(317)
	$32,909	$(43,800)	$(10,891)
(Amounts in Thousands) Year Ended December 31, 2008	Gross Gains	Gross Losses	Net Gains and Losses
Fixed maturity securities	11,194	(31,741)	(20,547)
Equity securities	270	-	270
Limited partnerships	27,142	(5,923)	21,219
Derivatives	-	(6,498)	(6,498)
Write-down of Limited partnerships	-	(5,916)	(5,916)
Write-down of fixed maturity securities	-	(15,108)	(15,108)
Write-down of equity securities	-	(6,010)	(6,010)
	$38,606	$(71,196)	$(32,590)

Net Unrealized Investment (Losses) Gains:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Fixed maturities	$ 182,196	$ 43,264	$ (292,331)
Common stocks	807	1,472	1,879
Limited partnerships	22,778	13,060	46,937
Unrealized investment gains (losses)	$ 205,781	$ 57,796	$ (243,515)

Amortization (benefit) of deferred acquisition costs	(23,590)	(7,095)	40,125
Deferred federal income tax (expense) benefit	(63,582)	(17,851)	71,234
Transition Adjustment	-	-	(74)
Net unrealized investment (losses) gains	118,609	32,850	(132,230)
Change in net unrealized investment (losses) gains and rate lock adjustment	$ 85,759	$ 165,080	$ (231,355)

The change in unrealized investment gains (losses), as presented below, resulted primarily from changes in general economic conditions, which directly influenced investment security markets.  These changes were also impacted by write-downs of investments for declines in market values deemed to be temporary.

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the Year Ended December 31, 2010:	(in thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 121,075	$ (42,085)	$ 78,990
Plus: reclassification adjustment for gains realized in net income	26,910	(9,419)	17,491
Change related to deferred policy acquisition costs	(16,495)	5,773	(10,722)
Change in net unrealized investment gains	$ 131,490	$ (45,731)	$ 85,759

For the Year Ended December 31, 2009:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 312,276	$ (109,424)	$ 202,852
Plus: reclassification adjustment for losses realized in net income	(10,891)	3,812	(7,079)
Change related to deferred policy acquisition costs	(47,220)	16,527	(30,693)
Change in net unrealized investment gains	$ 254,165	$ (89,085)	$ 165,080

For the Year Ended December 31, 2008:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (373,449)	$ 130,707	$ (242,742)
Plus: reclassification adjustment for gains realized in net income	(32,590)	11,407	(21,183)
Change related to deferred policy acquisition costs	50,108	(17,538)	32,570
Change in net unrealized investment losses	$ (355,931)	$ 124,576	$ (231,355)

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

Limited partnerships:

The carrying value of limited partnership interests was $195.5 million and $212.7 million at December 31, 2010 and 2009, respectively. Included within limited partnership interests were $184.2 million and $190.4 million, at December 31, 2010 and 2009, respectively, of investments in limited partnerships using fair value method. The remainder of the limited partnership interests was $11.3 million and $22.3 million, at December 31, 2010 and 2009, respectively, which were accounted for using the equity method.

The following table presents the carrying value of limited partnerships.

	December 31, 2010	December 31, 2009
($ in thousands)		(As Restated) (See Footnote 15)

Debt/Collateralized bond obligations	$3,403	$2,986
Hedge Related Funds	40,382	78,664
Infrastructure	20,889	14,321
Leveraged buy-out/Merchant	39,968	36,565
Mezzanine and Senior Debt	1,345	2,084
Oil and Gas	17,083	13,220
Real Estate	25,399	26,341
Restructuring	42,652	34,483
Equity Funds	4,380	4,043
	$195,501	$212,707

The following tables present the investment activity in limited partnerships.

	Equity	Fair
Twelve Months Ended	Method	Value
December 31, 2010	Partnerships	Partnerships	Total
($ In thousands)
Contributions	$ 1,579	$ 30,555	$ 32,134
Equity in earnings (loss) of partnerships	(5,450)	0	(5,450)
Realized gain(loss) recognized in net income	0	26,173	26,173
Change in unrealized gain(losses) reflected in other comprehensive income	0	10,163	10,163
Distributions	(7,175)	(73,051)	(80,226)
Change in limited partnerships	(11,046)	(6,160)	(17,206)
Limited partnerships, beginning of period	22,301	190,406	212,707
Limited partnerships, end of period	$ 11,255	$ 184,246	$ 195,501

	Equity	Fair
Twelve Months Ended	Method	Value
December 31, 2009	Partnerships	Partnerships	Total
($ in thousands)
Contributions	$ 4,725	$ 24,274	$ 28,999
Equity in earnings (loss) of partnerships	(66)	0	(66)
Realized gain(loss) recognized in net income	0	(7,941)	(7,941)
Change in unrealized gain(losses) reflected in other comprehensive income	0	(34,117)	(34,117)
Distributions	(5,426)	(22,511)	(27,937)
Change in limited partnerships	(767)	(40,295)	(41,062)
Limited partnerships, beginning of period	23,068	230,701	253,769
Limited partnerships, end of period	$ 22,301	$ 190,406	$ 212,707

 Limited partnerships with a carrying value of $25.7 million and a gross unrealized loss of $1.9 million, have been in an unrealized loss position for under twelve months.  Limited partnerships with a carrying value of $43.4 million and a gross unrealized loss of $13.1 million, have been in an unrealized loss position for over twelve months.

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

Dividends paid by the limited partnerships that are accounted for under the equity method totaled approximately $7.2 million and $5.4 million in fiscal years 2010 and 2009, respectively.

The Company is invested in three hedge fund limited partnerships with a carrying value of $43.5 million as of December 31, 2010.  Two of these partnerships each contain redemption rights that allow the Company to withdraw amounts equal to the total capital account balance, annually, with notice requirements of 30-90 days.  These withdrawals are subject to a holdback of 5-10%, with final distributions pending the completion of the partnership’s annual audit.  One of these partnerships contains private special investments, which equal approximately 22% of its carrying value that may also be excluded from the withdrawal process and subject to liquidation at a later date.  One of the hedge funds had its assets located at the prime brokerage unit of Lehman Brothers International (Europe) (“LBIE”), located in the United Kingdom.  Since September 2008, when Lehman Brothers filed for bankruptcy, the assets were frozen and the claims to such assets are subject to the resolution of the bankruptcy proceedings.  Due to the complexities surrounding the LBIE proceedings, the Company concluded that this investment was other than temporarily impaired and recorded a writedown, since the Company cannot forecast with any certainty when it will be resolved. On December 31, 2010, the Company liquidated four hedge fund investments at market value except for approximately $430,000 of private special investments held by one of the liquidated funds.

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

December 31, 2010
	PRIMARY BENEFICIARY			NOT PRIMARY BENEFICIARY
(in thousands)
	Total Assets	Maximum Exposure to Loss	Recognized Liability	Total Assets (1)	Maximum Exposure to Loss (2)
Limited Partnerships	-	-	-	$ 195,501	$ 181,161

December 31, 2009 (As Restated)
	PRIMARY BENEFICIARY			NOT PRIMARY BENEFICIARY
(in thousands)
	Total Assets	Maximum Exposure to Loss	Recognized Liability	Total Assets (1)	Maximum Exposure to Loss (2)
Limited Partnerships	-	-	-	$ 212,707	$ 202,507

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

The Company has determined that the Payor Swaptions do not qualify as a hedge.  These investments are classified on the balance sheet as “Derivative Instruments”. The value of the Payor Swaptions is recognized at “fair value” (market value), with any change in fair value reflected in the income statement as a realized gain or loss. The market value of the Payor Swaptions totaled $9,401,833 at December 31, 2010.

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

The following section describes the valuation methods used by the Company for each type of financial instrument it holds that is carried at fair value:

Fixed Maturities

The Company utilizes an independent third party pricing service to estimate fair value measurements for approximately 98.4% of its fixed maturities.  The majority of the remaining fair value measurements are based on non-binding broker prices  because either quoted market prices or an estimate from the pricing services are unavailable.  The broker prices are based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service.  In general, the Company utilizes one third party pricing service to obtain the market price of each security and utilizes a secondary pricing service to the extent needed.  The Company performs an analysis on the prices received from third party security pricing services and independent brokers to ensure that the prices represent a reasonable estimate of the fair value. The Company validates the valuations from its primary pricing source through a variety of procedures that include but are not limited to comparison to additional independent third-party pricing services or brokers, where possible, a review of third party pricing service methodologies, and comparison of prices to actual trades for specific securities where observable data exists.  The Company makes no adjustments to the quoted prices. The pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications and models which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  The price developed is an “evaluated price”, representing a “bid”-side valuation for the security as of 3:00 PM on the closing date of the quarterly financial statements.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios for issues that have early redemption features.

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

The Company holds privately placed securities and estimates the fair value of these securities using an internal matrix that is based on market information regarding interest rates, credit spreads and liquidity or a discounted cash flow model.  The underlying source data for calculating the matrix of credit spreads of corporate bonds relative to the U.S. Treasury curve are the Merrill Lynch U.S. Corporate Index and the Merrill Lynch High Yield BB Rated Index.  The Company includes the fair value estimates of these securities in Level 3.

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

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

($ in thousands)	Fair Value Measurements Using

Description	As of 12/31/2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$ 167,537	$ 140,628	$ 26,651	$ 258
States and municipalities	288,738	-	283,808	4,930
Corporate debt securities	2,199,986	-	2,188,476	11,510
Public utilities	474,318	-	474,318	-
Mortgage backed securities	158,549	-	158,549	-
Preferred Stock	102,870	-	99,593	3,277
Fixed Maturities	3,391,998	140,628	3,231,395	19,975

Common Stock	1,279	898	-	381
Derivatives	9,402	-	9,402	-
Cash and cash equivalents	5,924	5,924	-	-
Short-Term investments	107,958	-	107,958	-
Limited partnerships	184,246	-	-	184,246

Total	$ 3,700,807	$ 147,450	$ 3,348,755	$ 204,602

($ in thousands)	Fair Value Measurements Using

Description	As of 12/31/2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$ 254,878	$ 227,937	$ 22,398	$ 4,543
States and municipalities	99,856	-	99,856	-
Corporate debt securities	1,991,101	-	1,974,924	16,177
Public utilities	444,328	-	444,328	-
Mortgage backed securities	197,189	-	182,210	14,979
Preferred Stock	99,669	-	96,211	3,458
Fixed Maturities	3,087,021	227,937	2,819,927	39,157

Common Stock	1,947	703	-	1,244
Derivatives	390	-	390	-
Cash and cash equivalents	8,763	8,763	-	-
Short-Term investments	293,136	-	293,136	-
Limited partnerships (as restated, see footnote 15)	190,406	-	-	190,406

Total	$ 3,581,663	$ 237,403	$ 3,113,453	$ 230,807

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)	Limited partnerships	Common Stock	Fixed Maturities	Total
For the twelve months ended December 31, 2010
Beginning Balance at December 31, 2009	$ 190,406	$ 1,244	$ 39,157	$ 230,807
Total gains/losses (realized/unrealized)
Included in earnings	26,173	-	-	26,173
Included in other comprehensive income	10,163	(863)	(1,016)	8,284
Purchases	30,555	-	-	30,555
Sales	(73,051)	-	(3,531)	(76,582)
Transfers in and /or out of Level 3	-	-	(14,635)	(14,635)
Ending Balance at December 31, 2010	$ 184,246	$ 381	$ 19,975	$ 204,602
For the twelve months ended December 31, 2009 (As restated, see footnote 15)
Beginning Balance at December 31, 2008	$ 230,700	$ 249	$ 4,296	$ 235,245
Total gains/losses (realized/unrealized)
Included in earnings	(7,941)	-	1	(7,940)
Included in other comprehensive income	(34,117)	(168)	24	(34,261)
Purchases	24,274	-	-	24,274
Sales	(22,510)	-	(2,460)	(24,970)
Transfers in and /or out of Level 3	-	1,163	37,296	38,459
Ending Balance at December 31, 2009	$ 190,406	$ 1,244	$ 39,157	$ 230,807

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

December 31, 2010 (in thousands)	Carrying Value	Estimated Fair Value
Assets
Policy Loans	$19,607	$19,607
Limited Partnerships – Equity Method	11,255	11,255
Liabilities
Policyholders' Account Balances	$2,401,482	$2,554,161

December 31, 2009 (in thousands)	Carrying Value	Estimated Fair Value
Assets
Policy Loans	$18,959	$18,959
Limited Partnerships – Equity Method	22,301	22,301
Liabilities
Policyholders' Account Balances	$2,444,984	$2,520,480

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

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to Company without obtaining prior regulatory approval.  Under New York law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the end of the immediately preceding calendar year, or (ii) its statutory net gain (after tax) from operations for the immediately preceding calendar year.  Any dividend in excess of such amount is subject to approval by the Superintendent of Insurance.  The Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The NYSID has established informal guidelines for such determinations.  The guidelines focus on, among other things, an insurer’s overall financial condition and profitability under statutory accounting practices.  Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP.  The significant differences relate to the treatment of deferred policy acquisition costs, deferred income taxes, required investment reserves and reserve calculation assumptions.

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

7.  INCOME TAXES

The provision for income taxes differs from the amount of income tax expense determined by applying the 35% U.S. statutory federal income tax rate to pre-tax net income from continuing operations as follows:

	2010	2009 (As Restated) (See Footnote 15)	2008 (As Restated) (See Footnote 15)
(in thousands)

Pre-Tax Net Income (Loss)	$ 34,815	$ 1,032	$ (21,458)

Provision (Benefit) for income taxes computed
At Federal statutory rate	12,185	361	(7,511)
Increase (decrease) in income taxes
resulting from:
FIN 48 current year activity	299	(1,714)	1,232
Prior period permanent difference	(39)	(1,167)	(7,686)
Deferred tax true-up	1,175	(1,093)	-
Dividends received deduction	(521)	(627)	(843)
Incentive stock option Compensation	169	275	376
Current payable true-up	-	97	(693)
Other	7	4	5
Provision (Benefit) for Federal income taxes	$ 13,275	$ (3,864)	$ (15,120)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2010	2009 (As Restated) (See Footnote 15)
	(in thousands)
Deferred tax assets
Investments and payor swaptions	$ 26,139	$ 33,677
Insurance reserves	12,224	10,712
NOL and Capital Loss	4,023	5,123
Deferred Acquisition Costs	2,792	3,076
Other	3,851	5,095
Total deferred tax assets	$ 49,029	$ 57,683

Deferred tax liabilities
Original Issue and Market Discount Investments	3,557	10,783
Unrealized Capital Gains	63,868	17,690
Policyholder Account Balances	131	108
Deferred Acquisition Costs	26,713	28,570
Other	(83)	357
Total deferred tax liabilities	94,186	57,508

Net deferred tax (liabilities) assets	$ (45,157)	$ 175

The change in net deferred income taxes is comprised of the following:

	December 31, 2010	December 31, 2009 (As Restated) (See Footnote 15)	Change
	(in thousands)

Total deferred tax assets	$ 38,764	$ 39,993	$ (1,229)
Total deferred tax liabilities	83,921	39,818	44,103
Net deferred tax asset	$ (45,157)	$ 175	(45,332)
Tax effect of unrealized losses to other comprehensive income			44,487
Change in net deferred income tax to income tax benefit			$ 845

The Company provides for deferred income taxes resulting from temporary differences, which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.  The sources of these differences and the tax effect of each were as follows:

	2010	2009 (As Restated) (See Footnote 15)	2008 (As Restated) (See Footnote 15)
	(in thousands)
Deferred policy acquisition costs	$ (1,573)	$ (228)	$ (1,204)
Policyholders' account balances	23	2	(15)
Investment adjustments	7,538	13,366	(18,487)
Insurance policy liabilities	(1,512)	(1,175)	1,621
Original issue discount and market discount on bonds	223	2	(736)
Net operating loss	1,100	(3,323)	(1,234)
Deferred intercompany transaction, bond gain (loss)	258	105	(1,472)
Section 481 tax adjustment method change	(7,450)	(7,450)	(7,450)
Other	548	281	105
Deferred Federal income tax
(benefit) expense	$ (845)	$ 1,580	$ (28,872)

If the Company determines that any of its deferred income tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized.  There was no valuation allowance taken in 2010.  The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding stocks and limited partnerships, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could allow the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

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

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to the Company without obtaining prior regulatory approval.  Under New York law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the end of the immediately preceding calendar year, or (ii) its statutory net gain (after tax) from operations for the immediately preceding calendar year.  Any dividend in excess of such amount is subject to approval by the Superintendent of Insurance.  The Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The NYSID has established informal guidelines for such determinations.  The guidelines focus on, among other things, an insurer’s overall financial condition and profitability under statutory accounting practices, which, as discussed above, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP.

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

A reconciliation of the Insurance Company’s net income as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2010, 2009 and 2008 is set forth in the following table:

(in thousands)	2010	2009		2008
Statutory net income	$18,776	$36,029		$16,932

Reconciling items:
Deferred policy acquisition benefit (costs)	(5,305)	(1,028)		(4,376)
Investment income difference	6,306	16,787	[1]	(49,449)	[1]
Realized capital gains (losses)	15,326	(7,941)	[1]	15,303
GAAP Deferred taxes	2,231	(5,342)	[1]	25,804	[1]
Policy liabilities and accruals	(8,840)	(30,148)		10,036
IMR amortization	(3,328)	(3,649)		(3,482)
IMR capital gains	36	718		1,075
Payor Swaptions	(963)	(117)		(6,499)
Federal income taxes	-	-		-
Other	121	98		(488)
Non-insurance company’s net income	(2,820)	(511)		(11,194)

GAAP net income	$21,540	$4,896	[1]	$(6,338)	[1]

1As restated, see footnote 15.

A reconciliation of the Insurance Company’s shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31 is set forth in the following table:

(in thousands)	2010	2009 (As Restated) (See Footnote 15)
Statutory shareholders’ equity	$273,031	$269,777

Reconciling items:
Asset valuation and interest maintenance reserves	104,041	78,917
Investment valuation differences	190,862	68,359
Deferred policy acquisition costs	57,298	78,065
Policy liabilities and accruals	105,776	114,467
Difference between statutory and GAAP deferred taxes	(73,945)	(40,183)
Other	(5,235)	(4,160)
Non-insurance company’s shareholders’ equity	30,080	16,277

GAAP shareholders’ equity	$681,908	$581,519

10.  LITIGATION

On December 30, 2009, an alleged stockholder plaintiff, Alan R. Kahn (the "Plaintiff"), filed a derivative action (the "Kahn Action"), for the purported benefit of the Company, against Mr. Herbert Kurz  (the then Chairman of the Board of the Company) and the Company's other directors, and the Company itself (as a nominal defendant). Plaintiff alleges that Mr. Kurz and the other directors breached their fiduciary duties and wasted the Company's assets by authorizing the continued payment of compensation and fringe benefits to Mr. Kurz after he resigned as President of the Company and CEO of the Insurance Company, and in view of Mr. Kurz's failure to disclose that, as he later represented in the 2008 tax return for the Kurz Family Foundation (the "Foundation"), he allegedly spent 40 hours a week working as a director of the Foundation; that Mr. Kurz pledged his support for Donald Barnes around and before the time of the annual stockholders' meeting in May 2009, but then, in statements filed in October and November 2009, disclosed that he was commencing a consent solicitation to remove, without cause, Mr. Barnes and the other directors (except for himself); that in or around December 2009, the directors (other than Mr. Kurz) disclosed, allegedly belatedly, that they did not believe that Mr. Kurz, at his then advanced age of nearly 90, could effectively serve in a management capacity for a public company, that an Independent Committee of the Board had uncovered a pattern of self-dealing by Mr. Kurz that included, among other things; misuse of the Company's health insurance plan and Kurz's use of charitable assets, of the Foundation, for non-charitable purposes, and that the New York State Insurance Department has instituted an official investigation into the affairs, conduct and practices of the Foundation. In addition to the fiduciary and waste claims asserted against the directors, Plaintiff also brought a claim for unjust enrichment against Mr. Kurz alone, demanding that he disgorge all purported unearned compensation. Plaintiff also demanded that the directors account to the Company for all damages and return all remuneration paid to them while they were allegedly in breach of their duties. Plaintiff also sought to enjoin the Company from continuing to pay compensation and benefits to Mr. Kurz, as well as attorneys' fees and other relief that the Court may deem proper.   The Company and the directors filed motions to dismiss based on failure to state a claim and failure to make a demand on the board. Mr. Kurz joined the motion to dismiss. On October 1, 2010, without opposing Defendants’ motion, Plaintiff moved to discontinue the action with prejudice as to Plaintiff only. On October 4, 2010, the Court granted Plaintiff’s application and the case was discontinued.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is presented below.  Certain amounts have been reclassified to conform to the current year's presentation:

	Three Months Ended
2010	March 31 June 30	June 30	September 30	December 31
	(As restated)	(As restated)	(As restated)
(in thousands, except per share)
Premiums and other
insurance revenues	$ 16,232	$ 15,351	$ 27,040	$ 18,372
Net investment income and equity in earnings (loss) on limited partnerships	43,492	49,169	48,985	51,472
Realized investment (losses) gains	231	5,883	1,807	18,989
Total revenues	59,955	70,403	77,832	88,833
Benefits and expenses	62,834	59,530	75,271	64,573
Net (loss) income	$ (1,854)	$ 7,081	$ 1,670	$ 14,643
Earnings per share, basic	$ (.06)	$ .23	$ .06	$ .50

		Three Months Ended
2009 (As Restated)		March 31 June 30	September 30	December 31
(in thousands, except per share)
Premiums and other
insurance revenues	$ 8,710	$ 16,484	$ 16,207	$ 19,527
Net investment income and equity in earnings (loss) on limited partnerships	46,946	52,800	50,533	47,525
Realized investment (losses) gains	(12,434)	(1,643)	(4,093)	7,279
Total revenues	43,222	67,641	62,647	74,331
Benefits and expenses	54,739	62,094	60,343	69,633
Net (loss) income	$ (7,550)	$ 3,593	$ 1,498	$ 7,355
Earnings per share, basic	$ (.25)	$ .12	$ .05	$ .25

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

15.     PRESENTATION OF RESTATED FINANCIAL STATEMENTS

The results included in this Form 10-K/A for 2010, 2009 and 2008 are restated from previously reported results to include the effects of the following:

a)

Original Restatement

Historically, the Company applied the equity method of accounting based primarily on actual cash distributions from (or contributions to) the limited partnerships.  Each quarter, the Company recorded cash distributions either as income (loss) or return of capital, as appropriate.  Subsequent to the end of the fiscal year, upon receipt of the Schedule K-1s and annual audited GAAP-basis financial statements provided by the limited partnerships, the Company would record changes in market values of the limited partnerships as a component of equity (in other comprehensive income or loss); the Company would also record its allocable share of undistributed earnings (losses), recognized by the limited partnerships during the preceding year, on its income statement (as a component of consolidated net income).  After extensive discussions with the SEC staff, the Company concluded in March 2011 that the Company erred in application of the equity method under ASC Topic 323, Investments—Equity Method and Joint Ventures.  As a result, the Company concluded that, (i) under the equity method, the Company should record its share of investee earnings, whether realized or unrealized, as a component of consolidated net income in each quarterly and annual period; and (ii) certain qualitative factors previously used by the Company to assess its level of influence with respect to the partnerships should not, in fact, be considered in determining whether to use the equity method, rather than the fair value method.  The Company now accounts for its limited partnership investments as follows:

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

b)

OTTI Restatement

In connection with OTTI analysis for limited partnerships during the first quarter of 2011, the Company determined that it made an error in failing to analyze OTTI and correctly recognize OTTI charges in prior periods. Management has determined that this error resulted in an understatement of net loss of $3.8 million for the year ended December 31, 2008 and an overstatement of net income of $9.8 million for the year ended December 31, 2009.  In addition, the Company recorded a cumulative effect adjustment related to OTTI in the amount of $5.4 million as of January 1, 2008. The error resulted in an understatement of accumulated other comprehensive income and an overstatement of retained earnings as of December 31, 2010, 2009 and 2008.   As a result of this accounting error, total revenue, net income, earnings per share and retained earnings were all overstated in the accompanying financial statements with a corresponding understatement of accumulated other comprehensive income.

The effects of the Original Restatement and the OTTI restatement on the Company's consolidated financial statements is summarized as follows:

Balance Sheet at December 31, 2010	As Previously Reported in Original 2010 Form 10-K	Increase (Decrease)	2010 As Restated
Accumulated other comprehensive gain	99,548	19,061	118,609
Retained earnings	574,941	(19,061)	555,880

Balance Sheet at December 31, 2009	As Originally Reported in 2009 Form 10-K	Increase (Decrease)	2009 As Restated
Limited partnerships	$ 196,191	16,516	$ 212,707
Total investments	3,598,059	16,516	3,614,575
Deferred federal income taxes, net	4,855	(4,680)	175
Deferred policy acquisition costs	76,762	1,303	78,065
Total assets	3,765,042	13,139	3,778,181
Total liabilities	3,196,662	-	3,196,662
Accumulated other comprehensive income (loss)	(4,448)	37,298	32,850
Retained earnings	565,893	(24,159)	541,734
Total shareholders’ equity	568,380	13,139	581,519

Statement of Income for the year ended December 31, 2009
Equity in earnings (loss) on limited partnerships	-	(66)	(66)
Net investment income	184,269	13,601	197,870
Net realized investment (losses) gains, excluding other than temporary impairment (“OTTI”) losses	4,891	14,899	19,790
Total OTTI losses recognized in earnings	(7,841)	(22,840)	(30,681)
Total Revenues	242,247	5,594	247,841
Change in deferred policy acquisition costs	(449)	1,477	1,028
Total Benefits and Expenses	245,332	1,477	246,809
Income before taxes	(3,085)	4,117	1,032
Deferred income taxes	139	1,441	1,580
Net Income	2,220	2,676	4,896
Earnings per share, basic and diluted	.08	.09	.17

Statement of Cash Flows the year ended December 31, 2009
OPERATING ACTIVITIES:
Net Income	2,220	2,676	4,896
Provision for deferred income taxes	139	1,441	1,580
Net realized (gains) losses	(12,064)	(7,726)	(19,790)
Total OTTI losses recognized in earnings	7,841	22,840	30,681
Changes in:
Deferred policy acquisition costs	(449)	1,477	1,028
Net Cash Provided by Operating Activities	12,039	5,875	17,914
INVESTING ACTIVITIES:
Contributions to limited partnerships	(39,908)	10,909	(28,999)
Distributions from limited partnerships	44,721	(16,784)	27,937
Net Cash Provided by Investing Activities	54,977	(5,875)	49,102

Balance Sheet at December 31, 2008	As Originally Reported in 2008 Form 10-K	Increase (Decrease)	2008 As Restated
Limited partnerships	$ 290,692	(36,924)	$ 253,768
Total investments	3,380,867	(36,924)	3,343,943
Deferred federal income taxes, net	78,810	11,794	90,604
Deferred policy acquisition costs	122,338	3,226	125,564
Total assets	3,681,308	(21,904)	3,659,404
Total liabilities	3,241,254	-	3,241,254
Accumulated other comprehensive(loss) gain	(137,160)	4,930	(132,230)
Retained earnings	571,067	(26,834)	544,233
Total shareholders’ equity	440,054	(21,904)	418,150

Statement of Income for the year ended December 31, 2008
Equity in earnings (loss) on limited partnerships	-	(8,283)	(8,283)
Net investment income	261,735	(47,071)	214,664
Net realized investment (losses) gains, excluding other than temporary impairment (“OTTI”) losses	(26,775)	21,219	(5,556)
Total OTTI losses recognized in earnings	(21,118)	(5,916)	(27,034)
Total Revenues	265,844	(40,051)	225,793
Change in deferred policy acquisition costs	6,085	(1,709)	4,376
Total Benefits and Expenses	248,960	(1,709)	247,251
Income before taxes	16,884	(38,342)	(21,458)
Deferred income taxes	(15,452)	(13,420)	(28,872)
Net Income	18,584	(24,922)	(6,338)
Earnings per share, basic and diluted	.63	(.84)	(.21)

Statement of Cash Flows the year ended December 31, 2008
OPERATING ACTIVITIES:
Net Income	18,584	(24,922)	(6,338)
Provision for deferred income taxes	(15,452)	(13,420)	(28,872)
Equity in earnings (loss) on limited partnerships	-	8,283	8,283
Net realized (gains) losses	26,775	(21,219)	5,556
Total OTTI losses recognized in earnings	21,118	5,916	27,034
Changes in:
Deferred policy acquisition costs	6,085	(1,709)	4,376
Other items	(3,179)	212	(2,967)
Net Cash Provided by Operating Activities	15,607	(46,859)	(31,252)
INVESTING ACTIVITIES:
Contributions to limited partnerships	(67,294)	29,609	(37,685)
Distributions from limited partnerships	46,656	17,250	63,906
Net Cash Provided by Investing Activities	187,899	46,859	234,758

Balance Sheet at January 1, 2008	As Previously Reported in 2008 Form 10-K	Increase (Decrease)	2008 As Restated
Accumulated other comprehensive income	91,704	7,421	99,125
Retained earnings	565,418	(1,912)	563,506
Total shareholders’ equity	661,955	5,509	667,464

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

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(in thousands)
Year Ended December 31,
	2010	2009[1]	2008[1]
		(As Restated)	(As Restated)
REVENUES:
Rental income	$ 941	$ 781	$ 835
Investment income	507	1,308	582
Realized investment gains (losses)	139	(1,567)	(8,518)

Total Revenues	1,587	522	(7,101)

EXPENSES:
Operating and administrative	1,908	2,252	3,011
Costs related to consent revocation solicitation	1,490	2,244	-
Interest	-	754	7,353

Total Expenses	3,398	5,250	10,364

(Loss) Income before federal income taxes
and equity in income of subsidiary	(1,811)	(4,728)	(17,465)

Federal income tax expense (benefit)	1,009	(4,216)	(6,269)
(Loss) Income before equity in income of subsidiary	(2,820)	(512)	(11,196)

Equity in income of subsidiaries	24,360	5,408	4,858

Net income	$ 21,540	$ 4,896	$ (6,338)

1 The effects of the restatement on the Condensed Statements of Income for Presidential Life Corporation (Parent Company Only) for 2009 and 2008 are summarized as follows:

Statement of Income for the year ended December 31, 2009	2009 As Previously Reported	Increase (Decrease)	2009 As Restated
Equity in income of subsidiaries	$ 2,732	2,676	$ 5,408
Net income	2,220	2,676	4,896
Statement of Income for the year ended December 31, 2008	2008 As Previously Reported	Increase (Decrease)	2008 As Restated
Equity in income of subsidiaries	$ 29,780	(24,922)	$ 4,858
Net income	18,584	(24,922)	(6,338)

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

	2010	2009[1]	2008[1]
		(As Restated)	(As Restated)
Operating Activities:
Net Income	$ 21,540	$ 4,896	$ (6,338)
Adjustments to reconcile net income to
net cash provided by operating activities:
Realized investment (gains) losses	(139)	1,567	8,518
Depreciation and amortization	-	99	744
Stock Option Compensation	484	784	1,075
Equity in income of subsidiary	(24,360)	(5,408)	(4,858)
Deferred Federal income taxes	1,387	(3,762)	(3,068)
Dividend from Subsidiary	23,000	24,800	35,700
Changes in:
Accrued investment income	-	72	1,107
Amounts due from security transactions	-	12,981	(12,981)
Accounts payable and accrued expenses	(606)	533	(129)
Other assets and liabilities	(395)	(1,627)	(3,464)
Net Cash Provided By Operating Activities	20,911	34,935	16,306

Investing Activities:
Sale of fixed maturities	143	-	35,185
Common stock sales	-	-	338
Other invested asset acquisitions	-	-	16,980
(Increase) decrease in short-term investments	(18,914)	44,348	(30,645)
Net Cash (Used In) Provided by Investing Activities	(18,771)	44,348	21,858

Financing Activities:
Dividends to shareholders	(7,394)	(7,394)	(14,780)
Retirement of senior notes	-	(66,500)	(23,695)
Repurchase of common stock	-	4	238
Net Cash Used In Financing Activities	(7,394)	(73,890)	(38,237)

(Decrease) Increase in Cash	(5,254)	5,393	(73)

Cash at Beginning of Year	5,369	(24)	49

Cash at End of Year	$ 115	$ 5,369	$ (24)

1 The effects of the restatement on the Condensed Statements of Cash Flows for Presidential Life Corporation (Parent Company Only) for 2009 and 2008 are summarized as follows:

Statement of Cash Flows the year ended December 31, 2009	2009 As Previously Reported	Increase (Decrease)	2009 As Restated
OPERATING ACTIVITIES:
Net Income	$ 2,220	2,676	$ 4,896
Equity in income of subsidiary	(2,732)	(2,676)	(5,408)
Statement of Cash Flows the year ended December 31, 2008	2008 As Previously Reported	Increase (Decrease)	2008 As Restated
OPERATING ACTIVITIES:
Net Income	$ 18,584	(24,922)	$ (6,338)
Equity in income of subsidiary	(29,780)	24,922	(4,858)

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES								Schedule III
SUPPLEMENTAL INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column F-1	Column G	Column H	Column I	Column J	Column K
Benefits,
Claims, Losses,
		Future Policy						Interest
		Benefits,		Other				Credited to
		Losses, Claims,		Policy		Mortality,		Account	Amortization
	Deferred	Loss Expenses,		Claims		Surrender		Balances	of Deferred
	Policy	and Policy-		and		and Other	Net	and	Policy	Other
	Acquisition	holder Account	Unearned	Benefits	Premium	Charges to	Investment	Settlement	Acquisition	Operating	Premiums
	Costs	Balances	Premiums	Payable	Revenue	Policyholders	Income	Expenses	Costs	Expenses	Written

Year Ended December 31, 2010
Life Insurance	$ 17,385	$ 245,225	$ -	$ -	$ 11,706	$ 21	$ 13,910	$ 22,303	$ 1,889	$ 9,001
Annuity	39,913	2,910,159	-	-	51,198	528	184,547	201,237	9,253	16,477
Accident and Health	-	2,354	-	-	7,609	-	111	4,818	-	3,067	$ 7,609
Total	$ 57,298	$ 3,157,738	$ -	$ -	$ 70,513	$ 549	$ 198,568	$ 228,358	$ 11,142	$ 28,545	$ 7,609

Year Ended December 31, 2009
(as restated)
Life Insurance	$ 16,381	$ 240,900	$ -	$ -	$ 10,925	$ 21	$ 13,922	$ 21,013	$ 2,089	$ 6,816
Annuity	61,684	2,934,668	-	-	39,427	522	183,843	190,116	8,967	22,382
Accident and Health	-	2,266	-	-	5,209	-	105	1,863	-	2,837	$ 5,209
Total	$ 78,065	$ 3,177,834	$ -	$ -	$ 55,561	$ 543	$ 197,870	$ 212,992	$ 11,056	$ 32,035	$ 5,209

Year Ended December 31, 2008
(as restated)
Life Insurance	$ 16,315	$ 236,168	$ -	$ -	$ 11,160	$ 38	$ 14,183	$ 20,205	$ 2,331	$ 7,591
Annuity	109,249	2,913,191	-	-	30,668	838	200,377	184,642	10,297	18,380
Accident and Health	-	3,061	-	-	5,015	-	104	2,538	-	2,166	$ 5,015
Total	$ 125,564	$ 3,152,420	$ -	$ -	$ 46,843	$ 876	$ 214,664	$ 207,385	$ 12,628	$ 28,137	$ 5,015

REINSURANCE (in thousands)				Schedule IV

Column A	Column B	Column C	Column D	Column E
			Assumed
		Ceded to	From
	Gross	Other	Other	Net
	Amount	Companies	Companies	Amount

Year Ended December 31, 2010
Life Insurance in Force	$ 1,082,283	$ 578,207	$ 1,559,019	$ 2,063,095

Premiums:
Life Insurance	17,433	7,302	1,576	11,707
Annuity	51,198	-	-	51,198
Accident and Health Insurance	9,483	1,874	-	7,609

Total	$ 78,114	$ 9,176	$ 1,576	$ 70,514

Year Ended December 31, 2009
Life Insurance in Force	$ 1,123,604	$ 613,254	$ 1,183,028	$ 1,693,378

Premiums:
Life Insurance	16,099	6,448	1,274	10,925
Annuity	39,427	-	-	39,427
Accident and Health Insurance	7,705	2,496	-	5,209

Total	$ 63,231	$ 8,944	$ 1,274	$ 55,561

Year Ended December 31, 2008
Life Insurance in Force	$ 1,182,155	$ 656,997	$ 1,007,618	$ 1,532,776

Premiums:
Life Insurance	15,991	5,917	1,086	11,160
Annuity	30,668	-	-	30,668
Accident and Health Insurance	8,437	3,422	-	5,015

Total	$ 55,096	$ 9,339	$ 1,086	$ 46,843

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

Date: July 8, 2011

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

Date: July 8, 2011

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

July 8, 2011

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

July 8, 2011