Form 10-K/A
period 2010-12-31
PRESIDENTIAL LIFE CORP
filed 2011-07-15
CIK 80124

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

This Form 10-K/A filed on July 15, 2011 reflects certain date corrections on pages 57, 63, and F-2.  The erroneous dates in the Form 10-K/A as originally filed on July 8, 2011 on such pages did not accurately reflect the dates in the executed originals of such pages.

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

/s/ BDO USA, LLP

New York, New York

March 29, 2011, except for the OTTI restatement as to which the date is July 8, 2011

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

Date:  July 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:   July 15, 2011

/s/ Donald Barnes

Donald Barnes

Chief Executive Officer

Date:   July 15, 2011

/s/ P. B. (Pete) Pheffer

P. B. (Pete) Pheffer

Chief Financial Officer/Principal Accounting Officer

Date:   July 15, 2011

/s/ W. Thomas Knight

W. Thomas Knight, Director

Date:   July 15, 2011

/s/ Stanley Rubin

Stanley Rubin, Director

Date:  July 15, 2011

 /s/ William M. Trust Jr.

William M. Trust Jr., Director

Date:  July 15, 2011

 /s/ Lawrence Read.

Lawrence Read, Director

Date:  July 15, 2011

/s/ Lawrence Rivkin

Lawrence Rivkin, Director

Date:  July 15, 2011

 /s/ William DeMilt

William DeMilt, Director

Date:  July 15, 2011

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

July 15, 2011

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

(in thousands)		December 31, 2010		December 31, 2009
Investment Category	Investment Category Includes	Fair Value Using Net Asset Value	Unfunded Commitments	Fair Value Using Net Asset Value	Unfunded Commitments
Restructuring	Securities of companies that are in default, under bankruptcy protection or troubled.	42,652	13,119	34,483	23,368
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired with the use of leverage.	39,968	18,953	36,565	23,300
Real estate	Real estate assets, real estate joint ventures and real estate operating companies.	25,399	4,245	26,341	6,770
Infrastructure	Investments in essential public goods and services such as transportation and energy projects with long-term stable cash flows located around the globe.	20,889	10,024	14,321	15,134
Oil and gas	Equity and equity related investments in the upstream and midstream independent oil and gas sector of North America.	17,083	9,231	13,220	22,492
Other	Secondary, mezzanine, debt and collateralized bond offerings.	9,128	2,782	9,113	2,782
Total private equity funds		155,119	58,354	134,043	93,846
Hedge distressed	Securities of companies that are in default, under bankruptcy protection or troubled.	20,747	-	17,686	-
Hedge multi-strategy	Pursue multiple strategies i.e. arbitrage, credit, structured credit, long/short equity to reduce risks and reduce volatility.	19,635	-	60,978	-
Total hedge funds		40,382	-	78,664	-
Total Limited Partnerships		195,501	58,354	212,707	93,846

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

Date: July 15, 2011

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

Date: July 15, 2011

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

July 15, 2011

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

July 15, 2011