Form 10-Q/A
period 2010-03-31
PRESIDENTIAL LIFE CORP
filed 2011-08-05
CIK 80124

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ¨        No ☒

The number of shares of registrant’s common stock outstanding as of May 10, 2010 was 29,574,697.

Explanatory Note

This Form 10-Q/A reflects the Original Restatement and the OTTI Restatement of the Company’s Consolidated Financial Statements (as such terms are defined below), as discussed in note 11 to the Company’s Consolidated Financial Statements included herein.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on March 10, 2011, the Board of Directors of the Company determined on March 7, 2011 that the Company’s financial statements for the years ended December 31, 2009 and 2008 (the “Annual Financial Statements”) and for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010 (the “Quarterly Financial Statements” and, together with the Annual Financial Statements, collectively, the “Previously Issued Financial Statements”) should no longer be relied upon because they contained an error as addressed in Financial Accounting Standards Board (“FASB”) ASC Topic 250.  The error in the Previously Issued Financial Statements related to the application of the equity method of accounting for the Company’s limited partnership investments.  The Company sought to correct the error with respect to the Annual Financial Statements by restating (the “Original Restatement”) such financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on March 29, 2011 (“2010 Form 10-K”).   The Original Restatement incorporates a change in the way we account for certain of our investments.  Approximately 5% of our overall investment portfolio is invested in private limited partnerships, with respect to which we had historically applied the equity method of accounting.  After extensive discussions with the staff of the Securities and Exchange Commission (“SEC”), we determined that we should apply either the equity method or the fair value method of accounting to such investments depending upon the level of influence the Company has on the underlying policies of such limited partnerships.  As a result, we now apply the fair value method of accounting for investments in limited partnerships in which we have less than a 5% interest and do not have more than virtually no influence over the operating and financial policies of the partnership, and apply the equity method of accounting where we have either a 5% or greater interest or less than a 5% interest, but with respect to which partnership we have more than virtually no influence over the operating and financial policies of the partnership.  The Original Restatement primarily impacts the net investment income, change in deferred policy acquisition costs and provision (benefit) for income taxes amounts in the statement of income and the limited partnerships investments, deferred policy acquisition costs, deferred income tax asset and shareholders' equity amounts in the balance sheet.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on May 10, 2011, the Board of Directors of the Company determined that the Company’s financial statements for the years ended December 31, 2009 and 2008, as previously restated in the 2010 Form 10-K, the financial statements for the year ended December 31, 2010 included in the 2010 Form 10-K and the financial statements for each of the first three quarters of the year ended December 31, 2010 (such financial statements, the “Subject Financial Statements”), should no longer be relied upon because they contain an error as addressed in FASB Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections.  In the process of preparing the Subject Financial Statements, the Company made an error in failing to analyze other-than-temporary-impairment (“OTTI”) related to its limited partnership investments. Management has determined that this error resulted in an understatement of net loss for the year ended December 31, 2008 and an overstatement of net income for the year ended December 31, 2009 in the Subject Financial Statements.  The error resulted in an understatement of accumulated other comprehensive income and an overstatement of retained earnings as of December 31, 2010, 2009 and 2008.  There was no change in total stockholder’s equity as a result of the error.  Because the components of stockholder’s equity are being restated, accumulated other comprehensive income and retained earnings will change in each of the first three quarters of 2010 from that previously reported.   This error was corrected by restating (the “OTTI Restatement”) the Company’s financial statements for the years ended December 31, 2008, 2009 and 2010, which were included in an amendment to its2010 Form 10-K (the “2010 Form 10-K/A”) filed with the SEC on July 8, 2011 and further amended on July 16, 2011.

The Company intends to correct the error in the Quarterly Financial Statements as a result of the Original Restatement and the OTTI Restatement through the filing of amendments to its Quarterly Reports on Form 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010, including this Form 10-Q/A.

For a more detailed discussion of the Original Restatement and the OTTI Restatement including its impact on the Company’s Consolidated Financial Statements, see Item 2:  Management Discussion and Analysis of Results of Operations and Financial Condition-Executive Summary and Note 11 to Consolidated Financial Statements.

INDEX

Part I	Financial Information	Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	March 31, 2010 (Unaudited) (Restated) and December 31, 2009	4

	Consolidated Statements of Operation (Unaudited) (Restated)
	For the Three months ended March 31, 2010 and 2009	5

	Consolidated Statements of Shareholders'
	Equity (Unaudited) (Restated) - For the Three months ended
	March 31, 2010 and 2009	6

	Consolidated Statements of Cash Flows (Unaudited) (Restated) -
	For the Three months ended March 31, 2010 and 2009	7

	Notes to Consolidated Financial Statements (Unaudited)	8-24

Item 2.	Management's Discussion and Analysis of	25-34
	Financial Condition and Results of Operations

Part II -	Other Information	34

Exhibits and Reports on Form 8-K

Signatures		35
a. Exhibits
Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer		36
		37
		38
		39

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS:	(As Restated)
Investments:	(See Footnote 11)
Fixed maturities:
Available for sale at market (Amortized cost of
$3,111,901 and $3,043,757 respectively)	$ 3,223,363	$ 3,087,021
Common stocks (Cost of $476 and
$475, respectively)	2,016	1,947
Derivative instruments, at fair value	-	390
Real estate	415	415
Policy loans	18,814	18,959
Short-term investments	227,722	293,136
Limited partnerships	217,822	212,707
Total Investments	3,690,152	3,614,575

Cash and cash equivalents	2,472	8,763
Accrued investment income	42,932	41,281
Deferred policy acquisition costs	66,910	78,065
Furniture and equipment, net	425	447
Amounts due from reinsurers	15,575	15,056
Federal income taxes recoverable	16,525	18,313
Deferred federal income taxes, net	-	175
Other assets	1,507	1,506
TOTAL ASSETS	$ 3,836,498	$ 3,778,181

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 2,440,168	$ 2,444,984
Future policy benefits:
Annuity	647,031	645,801
Life and accident and health	77,562	76,457
Other policy liabilities	11,563	10,592
Total Policy Liabilities	3,176,324	3,177,834

Deposits on policies to be issued	1,458	1,905
General expenses and taxes accrued	2,074	2,461
Deferred federal income taxes, net	19,212	-
Amounts due from security transactions	5,995	-
Other liabilities	12,242	14,462
Total Liabilities	3,217,305	$ 3,196,662

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,574,697 and 29,574,697 shares, respectively)	296	296
Additional paid in capital	6,783	6,639
Accumulated other comprehensive gain (loss)	74,082	32,850
Retained earnings	538,032	541,734
Total Shareholders’ Equity	619,193	581,519
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,836,498	$ 3,778,181

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	THREE MONTHS ENDED MARCH 31, (UNAUDITED)
REVENUES:	2010 (As Restated) (See Footnote 11)	2009 (As Restated) (See Footnote 11)
Insurance Revenues:
Premiums	$ 4,583	$ 3,759
Annuity considerations	10,135	4,216
Universal life and investment type policy fee income Equity in losses on limited partnerships	525 (4,730)	606 (2,270)
Net investment income	48,222	49,216
Realized investment gains (losses) OTTI losses recognized in earnings	231 -	(1,422) (11,012)
Other income	990	129

TOTAL REVENUES	59,956	43,222

BENEFITS AND EXPENSES:
Death and other life insurance benefits	4,460	3,606
Annuity benefits	20,397	19,457
Interest credited to policyholders' account balances	26,590	26,901
Interest expense on notes payable	-	753
Other interest and other charges	339	264
Increase (decrease) in liability for future policy benefits	1,982	(3,964)
Commissions to agents, net	1,812	3,129
Costs related to consent revocation solicitation and related matters	968	-
General expenses and taxes	5,271	4,995
Change in deferred policy acquisition costs	1,015	(402)

TOTAL BENEFITS AND EXPENSES	62,834	54,739

Loss before income taxes	(2,878)	(11,517)

Provision (benefit) for income taxes:
Current	1,788	(6,164)
Deferred	(2,812)	2,197
	(1,024)	(3,967)

NET LOSS	$ (1,854)	$ (7,550)

Loss per common share, basic	$ (.06)	$ (.25)
Loss per common share, diluted	$ (.06)	$ (.25)

Weighted average number of shares outstanding during the period, basic	29,574,697	29,574,315
Weighted average number of shares outstanding during the period, diluted	29,574,697	29,574,315

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (As restated, See Note 11)

(in thousands, except per share data)

(unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2009	$ 296	$ 5,851	$ 544,233	$ (132,230)	$ 418,150

Comprehensive Income (Loss):

Net Loss			(7,550)		(7,550)

Net Unrealized Investment Losses				(51,237)	(51,237)

Comprehensive Loss					(58,787)

Share Based Compensation		219			219

Dividends paid to Shareholders ($.0625 per share)			(1,848)		(1,848)
Balance at March 31, 2009
	$ 296	$ 6,070	$ 534,835	$ (183,467)	$ 357,734

Balance at January 1, 2010	$ 296	$ 6,639	$ 541,734	$ 32,850	$ 581,519

Comprehensive Income (Loss):

Net Loss			(1,854)		(1,854)

Net Unrealized Investment Gains				41,232	41,232

Comprehensive Income					39,378

Share Based Compensation		144			144

Dividends paid to Shareholders ($.0625 per share)			(1,848)		(1,848)
Balance at March 31, 2010
	$ 296	$ 6,783	$ 538,032	$ 74,082	$ 619,193

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

THREE MONTHS ENDED MARCH 31, (UNAUDITED)
	2010	2009
OPERATING ACTIVITIES:	(As Restated) (See Note 11)	(As Restated) (See Note 11)
Net loss	$ (1,854)	$ (7,550)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	(2,812)	2,197
Depreciation and amortization	33	130
Stock option expense	144	219
Amortization of fixed maturity discounts and premiums	(4,000)	(4,190)
Equity in losses on limited partnerships	4,730	2,270
Realized investment (gains) losses including OTTI charges	(231)	12,434
Changes in:
Accrued investment income	(1,651)	(1,311)
Deferred policy acquisition costs	1,015	(402)
Federal income tax recoverable	1,788	(5,390)
Liability for future policy benefits	2,335	(3,685)
Other items	(51)	216

Net Cash Used In Operating Activities	$ (554)	$ (5,062)

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(104,525)	(65,110)
Sales	40,444	41,237
Decrease in short-term investments and policy loans	65,559	90,352
Limited partnerships:
Contributions to limited partnerships	(5,595)	(8,451)
Distributions from limited partnerships	1,813	6,999
Amount due on security transactions	5,995	12,516

Net Cash Provided By Investing Activities	$ 3,691	$ 77,543

FINANCING ACTIVITIES:
Decrease in policyholders’ account balances	(4,816)	(2,507)
Bank overdrafts	(2,317)	(1,463)
Deposits on policies to be issued	(447)	2,095
Retirement of Senior Notes	-	(66,500)
Dividends paid to shareholders	(1,848)	(1,848)

Net Cash Used In Financing Activities	$ (9,428)	$ (70,223)

(Decrease) Increase in Cash and Cash Equivalents	(6,291)	2,258
Cash and Cash Equivalents at Beginning of Period	8,763	3,820

Cash and Cash Equivalents at End of Period	$ 2,472	$ 6,078

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ -	$ -

Interest Paid	$ -	$ 2,618

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation is an insurance holding company that, through its wholly owned subsidiary, Presidential Life Insurance Company, markets and sells a variety of fixed annuity, life insurance and accident and health insurance products.  We manage our business and report as a single business segment.  We are a Delaware corporation founded in 1965.  We are licensed to market our products in all 50 states and the District of Columbia.  Unless the context otherwise requires, the “Company,” “we,” “us,” “our” and similar references shall mean Presidential Life Corporation and the Insurance Company, collectively.

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

D.

Investments

Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions.  These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes are credited or charged directly to shareholders’ equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its fair value and the portion related to credit loss is recorded in the income statement.  Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of deferred federal income tax effect, if any, charged or credited directly to shareholders’ equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.  Premium and discounts are amortized/accrued using methods that result in a constant yield over the securities expected lives.  Amortization/accrual of premium and discounts on residential mortgage and asset-backed securities incorporate prepayment assumptions to estimate the securities’ expected lives. Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of deferred federal income tax effect, if any, charged or credited directly to shareholders’ equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.

Where consolidation is not appropriate, the Company applies the equity method of accounting consistent with ASC 323, Investments – Equity Method and Joint Ventures, to limited partnerships in which the Company holds either (a) a five percent or greater interest or (b) less than a five percent interest, but with respect to which partnership the Company has more than virtually no influence over the operating or financial policies of the limited partnership.  The Company records realized and unrealized earnings (or losses) of the limited partnerships in net income each period.  Generally, the Company records its share of its earnings using a three-month lag.

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

For all equity investments, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an other than temporary impairment has occurred, and the carrying value of the equity security is written down to the current fair value, with a corresponding charge to realized gain (loss) in our Consolidated Statements of Income. We base our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third-party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location.

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

2.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of March 31, 2010.

The following information summarizes the components of net investment income:

	For the three months ended March 31, 2010 (in thousands)	For the three months ended March 31, 2009 (in thousands)

Fixed maturities	$ 48,853	$ 49,067
Common stocks	10	7
Short-term investments	94	338
Other investment income	582	448
	49,539	49,860

Less investment expenses	1,317	644

Net investment income	$ 48,222	$ 49,216

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

5.

NET UNREALIZED INVESTMENT GAINS/(LOSSES)

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the Three months ended March 31, 2010:	(in thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 52,862	$ (18,502)	$ 34,360
Plus: reclassification adjustment for losses realized in net income	231	(81)	150
Change related to deferred policy acquisition costs	10,341	(3,619)	6,722
Net unrealized investment gains	$ 63,434	$ (22,202)	$ 41,232

For the Three months ended March 31, 2009:
Net unrealized losses on investment securities:
Net unrealized holding losses arising during year	$ (60,325)	$ 21,114	$ (39,211)
Plus: reclassification adjustment for losses realized in net income	(12,434)	4,352	(8,082)
Change related to deferred policy acquisition costs	(6,067)	2,123	(3,944)
Net unrealized investment losses	$ (78,826)	$ 27,589	$ (51,237)

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

($ in thousands)	Fair Value Measurements Using

Description	As of 3/31/2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	256,392	228,773	26,530	1,089
States and municipalities	146,120	-	146,120	-
Corporate debt securities	2,524,815	-	2,510,314	14,501
Mortgage backed securities	190,036	-	190,000	36
Preferred Stock	106,000	-	102,502	3,498
Fixed Maturities	3,223,363	228,773	2,975,466	19,124

Common Stock	2,016	771	-	1,245
Cash and cash equivalents	2,472	2,472	-	-
Short-Term investments	227,722	-	227,722	-
Limited partnerships (as restated)	200,557	-	-	200,557

Total	3,656,130	232,016	3,203,188	220,926

($ in thousands)	Fair Value Measurements Using

Description	As of 12/31/2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	254,878	227,937	22,398	4,543
States and municipalities	99,856	-	99,856	-
Corporate debt securities	2,435,429	-	2,419,252	16,177
Mortgage backed securities	197,189	-	182,210	14,979
Preferred Stock	99,669	-	96,211	3,458
Fixed Maturities	3,087,021	227,937	2,819,927	39,157

Common Stock	1,947	703	-	1,244
Derivatives	390	-	390	-
Cash and cash equivalents	8,763	8,763	-	-
Short-Term investments	293,136	-	293,136	-
Limited partnerships (as restated)	190,406	-	-	190,406

Total	3,581,663	237,403	3,113,453	230,807

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)	Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Limited partnerships (as restated)	Common Stock	Fixed Maturities	Total
For the Three months ended March 31, 2010
Beginning Balance at December 31, 2009	$ 190,406	$ 1,244	$ 39,157	$ 230,807
Total gains or losses (realized/unrealized)
Included in earnings	558	-	(1)	557
Included in other comprehensive income	5,037	1	(213)	4,825
Purchases	5,579	-	-	5,579
Sales	(1,023)	-	(546)	(1,569)
Transfers in and /or out of Level 3	-	-	(19,273)	(19,273)
Ending Balance at March 31, 2010	$ 200,557	$ 1,245	$ 19,124	$ 220,926

($ in thousands)	Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Limited partnerships (as restated)	Common Stock	Fixed Maturities	Total
For the Three months ended March 31, 2009
Beginning Balance at December 31, 2008	$ 230,700	$ 249	$ 4,296	$ 235,245
Total gains or losses (realized/unrealized)
Included in earnings	(3,348)	-	-	(3,348)
Included in other comprehensive income	(44,998)	-	(123)	(45,121)
Purchases	6,937	-	-	6,937
Sales	(2,742)	-	(451)	(3,193)
Transfers in and /or out of Level 3	-	-	6,135	6,135
Ending Balance at March 31, 2009	$ 186,549	$ 249	$ 9,857	$ 196,655

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

(in thousands)		March 31, 2010		December 31, 2009
Investment Category	Investment Category Includes	Fair Value Using Net Asset Value	Unfunded Commitments	Fair Value Using Net Asset Value	Unfunded Commitments
Restructuring	Securities of companies that are in default, under bankruptcy protection or troubled.	$37,041	22,077	$34,483	23,368
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired with the use of leverage.	39,391	21,739	36,565	23,300
Real estate	Real estate assets, real estate joint ventures and real estate operating companies.	25,028	6,620	26,341	6,770
Infrastructure	Investments in essential public goods and services such as transportation and energy projects with long-term stable cash flows located around the globe.	15,607	14,479	14,321	15,134
Oil and gas	Equity and equity related investments in the upstream and midstream independent oil and gas sector of North America.	19,509	15,391	13,220	22,492
Other	Secondary, mezzanine, debt and collateralized bond offerings.	9,579	2,782	9,113	2,782
Total private equity funds		146,155	83,088	134,043	93,846
Hedge distressed	Securities of companies that are in default, under bankruptcy protection or troubled.	13,412	-	17,686	-
Hedge multi-strategy	Pursue multiple strategies i.e. arbitrage, credit, structured credit, long/short equity to reduce risks and reduce volatility.	58,255	-	60,978	-
Total hedge funds		71,667	-	78,664	-
Total Limited Partnerships		$217,822	83,088	$212,707	93,846

The table below summarizes the fair value and balance sheet location of the Company’s outstanding derivatives at March 31, 2010 and December 31, 2009.

Fair Values of Derivative Instruments

($ in thousands)	Asset Derivatives
	As of March 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Payor Swaptions	Derivative Instruments	$ -	Derivatives Instruments	$ 390

Total derivatives not designated as hedging instruments		$ -		$ 390

Total derivatives		$ -		$ 390

The table below summarizes the fair value and income statement location of the Company’s outstanding derivatives at March 31, 2010 and March 31, 2009.

Derivatives Not Designated as Hedging Instruments ($ in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Three months ended March 31,
		2010	2009

Payor Swaptions	Realized investment (losses) gains	$ (390)	$ 99

Total		$ (390)	$ 99

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

11.      PRESENTATION OF RESTATED FINANCIAL STATEMENTS

The results included in this Form 10-Q/A for March 31, 2010 and 2009 are restated from previously reported results.

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

b)

OTTI Restatement

In connection with OTTI analysis for limited partnerships during the first quarter of 2011, the Company determined that it made an error in failing to analyze OTTI and correctly recognize OTTI charges in during the three months ended March 31, 2010.  As a result of this accounting error, total revenue, net income, earnings per share and retained earnings were all overstated for the three month period ended March 31, 2010.  In addition, retained earnings were overstated in the accompanying financial statements with a corresponding understatement of accumulated other comprehensive income. There was no change to total stockholder’s equity as a result of this error.

The effects of the Original Restatement and the OTTI Restatement on the Company's consolidated financial statements for 2010 and 2009 are summarized as follows:

Balance Sheet at March 31, 2010	March 31, 2010 As Previously Reported	Increase (Decrease)	March 31, 2010 As Restated
Limited partnerships	$ 204,133	13,688	$ 217,822
Total investments	3,676,463	13,688	3,690,152
Deferred policy acquisition costs	65,802	1,108	66,910
Total assets	3,821,701	14,797	3,836,498
Deferred federal income taxes, net	14,034	5,178	19,212
Total liabilities	3,212,127	5,178	3,217,305
Accumulated other comprehensive(loss) gain	36,243	37,839	74,082
Retained earnings	566,252	(28,220)	538,032
Total shareholders’ equity	609,574	9,619	619,193

Statement of Income for the quarter ended March 31, 2010
Equity in earnings (loss) on limited partnerships	-	(4,730)	(4,730)
Net investment income	54,640	(6,418)	48,222
Net realized investment (losses) gains, excluding other than temporary impairment (“OTTI”) losses	(327)	558	231
Total Revenues	66,374	(6,418)	59,956
Change in deferred policy acquisition costs	1,185	(170)	1,015
Total Benefits and Expenses	63,004	(170)	62,834
Income (loss) before taxes	3,370	(6,248)	(2,878)
Deferred income taxes	(625)	(2,187)	(2,812)
Net Income (Loss)	2,207	(4,061)	(1,854)
Earnings (loss) per share, basic and diluted	.07	(.13)	(.06)

Statement of Cash Flows the quarter ended March 31, 2010
OPERATING ACTIVITIES:
Net Income (Loss)	2,207	(4,061)	(1,854)
Equity in losses on limited partnerships	-	4,730	4,730
Realized investment (gains) losses	327	(558)	(231)
Provision (benefits) for deferred income taxes	(625)	(2,187)	(2,812)
Changes in:
Deferred policy acquisition costs	1,185	(170)	1,015
Net Cash Provided by (Used In) Operating Activities	1,692	(2,246)	(554)
INVESTING ACTIVITIES:
Contributions to limited partnerships	(8,504)	2,909	(5,595)
Distributions from limited partnerships	2,476	(663)	1,813
Net Cash Provided by Investing Activities	1,445	2,246	3,691

Balance Sheet at January 1, 2009	January 1, 2009 As Previously Reported	Increase (Decrease)	January 1, 2009 As Restated
Accumulated other comprehensive gain	(137,160)	4,930	(132,230)
Retained earnings	560,785	(16,552)	544,233
Statement of Income for the quarter ended March 31, 2009	March 31, 2009 As Previously Reported	Increase (Decrease)	March 31, 2009 As Restated

Equity in losses on limited partnerships	-	(2,270)	(2,270)
Net investment income	35,840	13,376	49,216
Net realized investment (losses) gains	(3,451)	2,029	(1,422)
OTTI losses recognized in earnings	-	(11,012)	(11,012)
Total Revenues	41,099	2,123	43,222
Change in deferred policy acquisition costs	(1,165)	763	(402)
Total Benefits and Expenses	53,976	763	54,739
Income (loss) before taxes	(12,877)	1,360	(11,517)
Deferred income taxes	1,721	476	2,197
Net Income (Loss)	(8,434)	884	(7,550)
Earnings (loss) per share, basic and diluted	(.29)	.04	(.25)

Statement of Cash Flows the quarter ended March 31, 2009
OPERATING ACTIVITIES:
Net Income (Loss)	(8,434)	884	(7,550)
Provision for deferred income taxes	1,721	476	2,197
Equity in losses on limited partnerships	-	2,270	2,270
Realized investment losses including OTTI charges	3,451	8,983	12,434
Changes in:
Deferred policy acquisition costs	(1,165)	763	(402)
Net Cash Provided (Used in) by Operating Activities	(17,684)	12,622	(5,062)
INVESTING ACTIVITIES:
Contributions to limited partnerships	(8,957)	506	(8,451)
Distributions from limited partnerships	16,341	(9,342)	6,999
Net Cash Provided by (Used In) Investing Activities	86,379	(8,836)	77,543

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

.

This Quarterly Report on Form 10-Q/A (“Form 10-QA”) contains forward-looking statements that involve risks and uncertainties.   Forward-looking statements reflect management's current expectations of future events, trends or results based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Risk Factors” under Part I, Item 1A of our 2009 Form 10-K and Part II, Item 1A of this Form 10-Q/A, which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law

Executive Overview

Results

Our earnings (loss) per share was ($0.06) for the first quarter of 2010, compared to ($0.25) for the same period in 2009.  The improved results in the first quarter of 2010 primarily reflect a reduction in other than temporary impairment (“OTTI”) charges in the quarter.  Our total revenues in the first quarter of 2010 were $60.0 million, compared to $43.2 million in the first quarter of 2009.  Benefits and expenses in the first three months in 2010 were $62.8 million, compared to $54.7 million for the same three month period in 2009.  Net loss in the first quarter of 2010 was $1.9 million as compared to a loss of $7.6 million for the same period in 2009.

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

Risk-Based Capital

Under the risk-based capital formula of the National Association of Insurance Commissioners (“NAIC”),, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2009, the Insurance Company’s Company Action Level was $72.3 million and the Mandatory Control Level was $25.3 million. The Insurance Company’s adjusted capital at December 31, 2009 was $280.5 million, which exceeds all four action levels.  The Company’s RBC ratio as of December 31, 2009 was 388%.

Agency Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace.  There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.  In the event the ratings are downgraded, our revenues or the persistency of the our business may be adversely impacted.

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

In evaluating a company's statutory financial and operating performance, A.M. Best reviews its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competency of its management.

A.M. Best's rating is based on factors which primarily are relevant to policyholders, agents and intermediaries and is not directed towards the protection of investors, nor is it intended to allow investors to rely on such a rating in evaluating the financial condition of the Company or the Insurance Company.

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

Results of Operations - Comparison of First Quarter 2010 and First Quarter 2009.

A.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life and accident and health insurance premiums increased from approximately $8.0 million for the three months ended March 31, 2009 to approximately $14.7 million for the three months ended March 31, 2010.  Life insurance and accident and health premiums were $4.6 million and $3.8 million for the first quarters of 2010 and 2009, respectively.  Annuity considerations were approximately $10.1 million for the three months ended March 31, 2010 as compared to approximately $4.2 million for the three months ended March 31, 2009.  The increase is primarily due to increased sales in our immediate annuities with life contingencies. These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $24.1 million and $56.8 million in the first quarters of 2010 and 2009, respectively.  The decrease was primarily due to the low interest rate environment that continued into the first quarter of 2010.

Policy Fee Income

Universal life and investment type policy fee income was approximately $0.5 million for the three-month period ended March 31, 2010 and approximately $0.6 million for the three-month period ended March 31, 2009.

Net Investment Income and Equity in Losses

Net investment income and equity in losses of limited partnerships totaled approximately $43.4 million during the first three months of 2010, as compared to approximately $46.9 million during the first three months of 2009.  This represents a decrease of approximately $3.5 million.  This decrease is primarily due to an increase from equity in losses from limited partnerships that are accounted for using the equity method.  The Company's ratios of net investment income to average cash and invested assets  (based on book value and excluding limited partnerships) for the three month periods ended March 31, 2010 and March 31, 2009 were 5.82% and 5.95%, respectively.

Net Realized Investment Gains and Losses and other than temporary losses recognized in earnings

Realized investment gains (losses) amounted to approximately $0.2 million gain during the first three months of 2010, as compared to realized investment losses of approximately $12.4 million during the first three months of 2009.  This improvement of approximately $12.6 million was primarily due to the reduction in OTTI charges associated with the fixed maturity and limited partnership portfolio.  These charges amounted $11.0 million in the first quarter of 2009 compared to no OTTI charges for the same period in 2010.  During the first quarters of 2010 and 2009, payor swaptions had realized losses of $390 thousand and realized gains of $99 thousand, respectively.  The change in the fair value of the derivative instruments is reflected in the income statement as a realized loss or gain.

B.

Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid to policyholders amounted to $53.8 million in the first quarter of 2010 as compared to $46.3 million in the first quarter of 2009.  This represents an increase of approximately 16%.  This increase was primarily due to an increased liability for future policy benefits.

In the first quarter of 2010, the Insurance Company’s average credited rate for reserves and account balances was less than the Company’s ratio of net investment income to mean assets (based on book value) for the same period.  In the first quarter of 2009, the average credited rate was greater than the Company’s ratio of net investment income to mean assets (based on book value).  There can be no assurance that the difference in the Company's ratio of net investment income to book value mean assets and the average credited rate for reserves and account balances (the “spread”) will not decline in future periods or that such decline will not have a material adverse effect on the Company's financial condition and results of operations.  Depending, in part, upon competitive factors affecting the industry in general, and the Company in particular, the Company may, from time to time, change the average credited rates on certain of its products.  There can be no assurance that the Company will be able to reduce such rates or that any such reductions will broaden the spread.  The actual spread, excluding capital gains, for the three months ended March 31, 2010 and March 31, 2009 was 0.74% and 0.61%, respectively.

Interest Expense on Notes Payable

The Company had no interest expense on notes payable for the three months ended March 31, 2010, and approximately $0.8 million for the three months ended March 31, 2009.  On February 17, 2009, the Company repaid the remaining $67 million of its 7 7/8%, $100 million Senior Notes due February, 2009.

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

Change in Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the three months ended March 31, 2010 resulted in a charge of approximately $1.0 million, as compared to a benefit of approximately $0.4 million for the three months ended March 31, 2009.  Changes in DAC consist of three elements:  deferred costs associated with product sales, amortization of the DAC on deferred annuity business and amortization of the DAC on the remainder of the Company’s business.  Deferred costs consisted of credits of $1.6 million and $3.0 million for the first three months of 2010 and 2009, respectively.  Amortization of the DAC on deferred annuity business consisted of charges of $2.0 million and $2.0 million in the first three months of 2010 and 2009, respectively.  Amortization of the DAC on the remainder of the Company’s business consisted of charges of 0.62 million in the first quarter of 2010 and $0.6 million in the first quarter of 2009.

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

C.

Loss Before Income Taxes

For the reasons discussed above, loss before income taxes amounted to approximately $2.9 million for the three months ended March 31, 2010, as compared to approximately $11.5 million for the three months ended March 31, 2009.

D.

Income Taxes

Income tax benefit was approximately $1.0 million for the three months ended March 31, 2010 as compared to $4.0 million for the three months ended March 31, 2009.  The decrease in the income tax benefit was attributable to a reduction in the net loss in the first quarter 2010 as compared to the first quarter 2009.

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

E.

Net Loss

For the reasons discussed above, the Company had a net loss of approximately $1.9 million during the three months ended March 31, 2010 and a net loss of approximately $7.5 million during the three months ended March 31, 2009.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income increased from a gain of approximately $32.9 million at December 31, 2009 to a gain of $74.1 million at March 31, 2010.  The increase was due to an increase in net unrealized investment gains, net of taxes, during the first three months of the year of approximately $41.2 million.  General economic and market conditions were the primary reasons for the increase.

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

The Company conducts testing of its cash flow needs based on varying interest rate scenarios.  These tests are conducted pursuant to the NYSID requirements and are filed with NYSID. Recent testing indicates that in a moderately increasing interest rate environment, annuity surrenders would not materially alter the Company's liquidity needs.   This is partially due to the fact that the Company's average annuity credited rate is somewhat higher than the market average.  The Company's blend of deferred and immediate annuities and its payor swaption investments have operated as a buffer to the Company against the impact of interest sensitive surrenders in a rising interest rate environment.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by (used in) the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately $(0.6) million and ($5.0) million during the three months ended March 31, 2010 and 2009, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $3.7 million and $77.5 million during the three months ended March 31, 2010 and 2009, respectively.

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

As of March 31, 2010, the carrying value of the Company’s limited partnerships was approximately $217.8 million or 5.9% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At March 31, 2010, the Company’s investments in equity securities, including limited partnership interests, were approximately 6.0% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Limited partnerships."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $83.1 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $12.1 million, $27.1 million, $38.4 million, and $5.5 million will expire in 2010, 2011, 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

Asset/Liability Management

A persistent focus of our management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  Towards this end, at least quarterly, the investment department of the Company determines the duration of the Company’s invested assets in coordination with the Company’s actuaries, who are responsible for calculating the liability duration.  In the event it is determined that the duration gap between its assets and liabilities exceeds target levels, the Company may re-position its assets through the sale of invested assets or the purchase of new investments.

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

Item 4.  Controls and Procedures

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

Remediation of the Material Weakness in Internal Control over Financial Reporting

To date, the Company has implemented certain changes in its internal control over financial reporting related to the Original Restatement.  In particular, the Company has implemented new policies and controls with respect to assessing the level of influence for its limited partnership investments and reporting the limited partnership activity based on a three month lag. With respect to the OTTI Restatement, the Company is in the process of developing and implementing an appropriate remediation plan. In particular, the investment accounting function reporting responsibility has changed and now reports to the Chief Financial Officer, or CFO.  In the past, the investment accounting function reported directly to the Chief Investment Officer, or CIO, who was primarily responsible for determining OTTI write-downs. We have adopted new procedures pursuant to which the investment accounting staff must analyze all investments for OTTI and provide the CFO and CIO their recommendation. These new procedures require the investment accounting staff, at the direction of the CFO, to perform more rigorous analytical testing of selected securities on a quarterly basis, which include discounted cash flow modeling.  The results of such testing will be utilized, in conjunction with detailed write-ups on selected securities to be provided by the CIO, in determining the proper OTTI for the quarter, if any. Once approved by the CIO and CFO, an OTTI analysis and recommendation will be presented to the Investment Committee of the Board for their review and approval. Once approved by the Investment Committee, the OTTI analysis and recommendations will be presented to the Audit Committee for their review and approval.  This change in reporting responsibility and additional review procedures are designed to remediate the material weakness by strengthening the control environment as it relates to the OTTI review process. In addition, the Audit Committee has retained an independent advisor to assist the Company in further developing and implementing an appropriate remediation plan.

Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A, Risk Factors

There have been no material changes in risk factors disclosed in Part 1, Item 1A of our Annual Report in Form 10-K for the year ended December 31, 2009, except:

We have made errors in the preparation of certain of our historical financial statements and our internal control over financial reporting has not been effective.

Because of the material weaknesses in our internal controls over financial reporting, we could be subject to sanctions or investigations by the exchange on which we list our shares, the SEC or other regulatory authorities, including the NYSID.  In addition, as a result of restatements of our previously issued financial statements, we have from time to time been unable to timely file reports we are required to file under the Exchange Act, including our Forms 10-K and 10-Q.  Because of these events, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock.  If we are unable to remediate any material deficiencies in our internal control effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm.  In addition, we may identify additional material weaknesses in the future.  Any additional failures of internal controls could have a material adverse effect on our results of operations and harm our reputation.

Item 5.  Exhibits and Reports on Form 8-K

a) Exhibits

31.1

     Certification of Chief Executive Officer

31.2

     Certification of Chief Financial Officer

32.1

     Certification of Chief Executive Officer

32.2

     Certification of Chief Financial Officer

PRESIDENTIAL LIFE CORPORATION

May 10, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   August 5, 2011

  /s/ Donald L. Barnes

Donald L. Barnes, President and Chief Executive Officer

Exhibit 31.1

Certification of Chief Executive Officer

Pursuant to Exchange Act Rule 13a-15f

I, Donald L. Barnes, Chief Executive Officer of Presidential Life Corporation certify that:

1.

I have reviewed this quarterly report on Form 10-Q as amended of Presidential Life Corporation;

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

Date: August 5, 2011

   /s/Donald L. Barnes

---------------------

                 Donald L. Barnes

                 Chief Executive Officer

Exhibit 31.2

Certification of Chief Financial Officer

       Pursuant to Exchange Act Rule 13a-15f

I, P.B. (Pete) Pheffer, Chief Financial Officer and Treasurer of Presidential Life Corporation certify that:

       1.    I have reviewed this quarterly report on Form 10-Q as amended of Presidential Life Corporation,

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

Date: August 5, 2011

                                          /s/P.B. (Pete) Pheffer

                                                                                                    ----------------------

P.B. (Pete) Pheffer

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2010, as amended, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Barnes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

        Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Donald L. Barnes

------------------

Donald L. Barnes

Chief Executive Officer

August 5, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2010, as amended, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, P.B. (Pete) Pheffer,  Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/P.B. (Pete) Pheffer

-------------------

P.B. (Pete) Pheffer

 Chief Financial Officer

August 5, 2011