Form 10-Q/A
period 2010-06-30
PRESIDENTIAL LIFE CORP
filed 2011-08-05
CIK 80124

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

Explanatory Note

This Form 10-Q/A reflects the Original Restatement and the OTTI Restatement of the Company’s Consolidated Financial Statements (as such terms are defined below), as discussed in note 10 to the Company’s Consolidated Financial Statements included herein.

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

As previously disclosed in a Current Report on Form 8-K filed with the SEC on May 10, 2011, the Board of Directors of the Company determined that the Company’s financial statements for the years ended December 31, 2009 and 2008, as previously restated in the 2010 Form 10-K, the financial statements for the year ended December 31, 2010 included in the 2010 Form 10-K and the financial statements for each of the first three quarters of the year ended December 31, 2010 (such financial statements, the “Subject Financial Statements”), should no longer be relied upon because they contain an error as addressed in FASB Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections.  In the process of preparing the Subject Financial Statements, the Company made an error in failing to analyze other-than-temporary-impairment (“OTTI”) related to its limited partnership investments. Management has determined that this error resulted in an understatement of net loss for the year ended December 31, 2008 and an overstatement of net income for the year ended December 31, 2009 in the Subject Financial Statements.  The error resulted in an understatement of accumulated other comprehensive income and an overstatement of retained earnings as of December 31, 2010, 2009 and 2008.  There was no change in total stockholder’s equity as a result of the error.  Because the components of stockholder’s equity are being restated, accumulated other comprehensive income and retained earnings will change in each of the first three quarters of 2010 from that previously reported.   This error was corrected by restating (the “OTTI Restatement”) the Company’s financial statements for the years ended December 31, 2008, 2009 and 2010, which were included in an amendment to its 2010 Form 10-K (the “2010 Form 10-K/A”) filed with the SEC on July 6, 2011 and further amended on July 16, 2011.

The Company intends to correct the error in the Quarterly Financial Statements as a result of Original Restatement and the OTTI Restatement through the filing of amendments to its Quarterly Reports on Form 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010, including this Form 10-Q/A.

For a more detailed discussion of the Original Restatement and the OTTI Restatement including its impact on the Company’s Consolidated Financial Statements, see Item 2:  Management Discussion and Analysis of Results of Operations and Financial Condition-Executive Summary and Note 10 to Consolidated Financial Statements.

INDEX

Part I	Financial Information	Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	June 30, 2010 (Unaudited) (Restated) and December 31, 2009	4

	Consolidated Statements of Operation (Unaudited)(Restated)
	For the three months and six months ended June 30, 2010 and 2009	5
	Consolidated Statements of Shareholders'
	Equity (Unaudited)(Restated) - For the six months ended
	June 30, 2010 and 2009	6

	Consolidated Statements of Cash Flows (Unaudited)(Restated) -
	For the six months ended June 30, 2010 and 2009	7

	Notes to Consolidated Financial Statements (Unaudited)	8-25

Item 2.	Management's Discussion and Analysis of	26-35
	Financial Condition and Results of Operations

Part II -	Other Information	36-37

Item 5.	Exhibits and Reports on Form 8-K
a) Exhibits 31.1 Certification of Chief Executive Officer 31.2 Certification of Chief Financial Officer 32.1 Certification of Chief Executive Officer 32.2 Certification of Chief Financial Officer		38
		39
		40
		41

PART 1 – FINANCIAL INFORMATION

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

Item 1.  Financial Statements

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS:	(As Restated)
Investments:	(See Footnote 10)
Fixed maturities:
Available for sale at market (Amortized cost of
$3,168,480 and $3,043,757 respectively)	$ 3,368,248	$ 3,087,021
Common stocks (Cost of $475 and
$475, respectively)	1,889	1,947
Derivative instruments, at fair value	-	390
Real estate	415	415
Policy loans	19,209	18,959
Short-term investments	159,559	293,136
Limited partnerships	230,590	212,707
Total Investments	3,779,910	3,614,575

Cash and cash equivalents	5,266	8,763
Accrued investment income	42,905	41,281
Deferred policy acquisition costs	55,232	78,065
Furniture and equipment, net	453	447
Amounts due from reinsurers	15,657	15,056
Amounts due from investments transactions	1,712	-
Federal income taxes recoverable	16,987	18,313
Deferred federal income taxes, net	-	175
Other assets	1,475	1,506
TOTAL ASSETS	$ 3,919,597	$ 3,778,181

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 2,429,695	$ 2,444,984
Future policy benefits:
Annuity	647,003	645,801
Life and accident and health	79,248	76,457
Other policy liabilities	9,957	10,592
Total Policy Liabilities	3,165,903	3,177,834

Deposits on policies to be issued	1,493	1,905
General expenses and taxes accrued	2,163	2,461
Deferred federal income taxes, net	48,515	-
Amounts due for security transactions	7,993	-
Other liabilities	13,053	14,462
Total Liabilities	$ 3,239,120	$ 3,196,662

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,574,697 and 29,574,697 shares, respectively)	296	296
Additional paid in capital	6,926	6,639
Accumulated other comprehensive gain	129,991	32,850
Retained earnings	543,264	541,734
Total Shareholders’ Equity	680,477	581,519
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,919,597	$ 3,778,181

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	THREE MONTHS ENDED JUNE 30, (As Restated) (See Footnote 10)		SIX MONTHS ENDED JUNE 30, (As Restated) (See Footnote 10)
REVENUES:	2010	2009	2010	2009
Insurance Revenues:
Premiums	$ 4,175	$ 3,447	$ 8,758	$ 7,206
Annuity considerations	9,018	10,909	19,153	15,126
Universal life and investment type policy fee income Equity in earnings (losses) on limited partnerships	534 (461)	541 3,211	1,059 (5,191)	1,146 941
Net investment income	49,630	49,589	97,852	98,805
Realized investment gains, excluding other than temporary impairment(“OTTI”) losses	5,883	4,230	6,114	2,808
Total OTTI losses recognized in earnings	-	(5,873)	-	(16,885)
Other income	1,624	1,587	2,614	1,716

TOTAL REVENUES	70,403	67,641	130,359	110,863

BENEFITS AND EXPENSES:
Death and other life insurance benefits	4,682	3,295	9,141	6,901
Annuity benefits	20,281	19,434	40,679	38,890
Interest credited to policyholders' account balances	26,729	27,348	53,319	54,250
Interest expense on notes payable	-	-	-	753
Other interest and other charges	219	386	558	650
Increase in liability for future policy benefits	1,214	5,078	3,196	1,114
Commissions to agents, net	1,649	2,990	3,461	6,119
Costs related to consent revocation solicitation and related matters	205	-	1,173	-
General expenses and taxes	3,458	3,981	8,729	8,976
Change in deferred policy acquisition costs	1,093	(418)	2,108	(820)

TOTAL BENEFITS AND EXPENSES	59,530	62,094	122,364	116,833

Income (loss) before income taxes	10,873	5,547	7,995	(5,970)

Provision (benefit) for income taxes:
Current	4,596	1,484	6,384	(4,680)
Deferred	(804)	470	(3,616)	2,667
	3,792	1,954	2,768	(2,013)

NET INCOME (LOSS)	$ 7,081	$ 3,593	$ 5,227	$ (3,957)

Earnings (loss) per common share, basic	$ .24	$ .12	$ .18	$ (.13)
Earnings (loss) per common share, diluted	$ .24	$ .12	$ .18	$ (.13)

Weighted average number of shares outstanding during the period, basic	29,574,697	29,574,516	29,574,697	29,574,416
Weighted average number of shares outstanding during the period, diluted	29,574,697	29,574,516	29,574,697	29,574,416

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (As restated, See Note 10)

(In thousands, except per share data)

(Unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2009	$ 296	$ 5,851	$ 544,233	$ (132,230)	$ 418,150

Comprehensive Income :

Net Loss			(3,957)		(3,957)

Net Unrealized Investment Gains				49,619	49,619

Comprehensive Income					45,662

Issuance of Shares Under Stock Option Plan		4			4
Share Based Compensation		440			440

Dividends paid to Shareholders ($.0625 per share)			(3,697)		(3,697)
Balance at June 30, 2009	$ 296	$ 6,295	$ 536,579	$ (82,611)	$ 460,559

Balance at January 1, 2010	$ 296	$ 6,639	$ 541,734	$ 32,850	$ 581,519

Comprehensive Income:

Net Income			5,227		5,227

Net Unrealized Investment Gains				97,141	97,141

Comprehensive Income					102,368

Share Based Compensation		287			287

Dividends paid to Shareholders ($.0625 per share)			(3,697)		(3,697)
Balance at June 30, 2010	$ 296	$ 6926	$ 543,264	$ 129,991	$ 680,477

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

SIX MONTHS ENDED JUNE 30, (UNAUDITED)
	2010 (As Restated) (See Footnote 10)	2009 (As Restated) (See Footnote 10)
OPERATING ACTIVITIES:
Net income (loss)	$ 5,227	$ (3,957)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	(3,616)	2,667
Depreciation and amortization	66	162
Stock option expense	287	440
Amortization of fixed maturity discounts and premiums	(7,863)	(8,299)
Equity in (earnings) losses from limited partnerships	5,191	(941)
Realized investment (gains) losses	(6,114)	(2,808)
Other than temporary impairments recognized	-	16,885
Changes in:
Accrued investment income	(1,624)	(136)
Deferred policy acquisition costs	2,108	(820)
Federal income tax recoverable	1,326	(4,114)
Liability for future policy benefits	3,993	1,774
Other items	(1,329)	3,490

Net Cash (Used In) Provided By Operating Activities	$ (2,348)	$ 4,343

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(205,599)	(133,944)
Maturities, calls and repayments	4,023	10,411
Sales	86,237	147,598
Common Stocks:
Acquisitions	-	(4)
Decrease in short-term investments and policy loans	133,327	33,492
Limited partnerships:
Contributions to Limited partnerships	(16,550)	(14,078)
Distributions from Limited partnerships	12,695	8,806
Amount due on security transactions, net	6,281	13,017

Net Cash Provided By Investing Activities	$ 20,414	$ 65,298

FINANCING ACTIVITIES:
(Decrease) increase in policyholders’ account balances	(15,289)	6,579
Bank overdrafts	(2,165)	(4,066)
Deposits on policies to be issued	(412)	(1,194)
Issuance of common stock		4
Retirement of Senior Notes	-	(66,500)
Dividends paid to shareholders	(3,697)	(3,697)

Net Cash Used In Financing Activities	$ (21,563)	$ (68,874)

(Decrease) Increase in Cash and Cash Equivalents	(3,497)	767
Cash and Cash Equivalents at Beginning of Period	8,763	3,820

Cash and Cash Equivalents at End of Period	$ 5,266	$ 4,587

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 5,058	$ 208

Interest Paid	$ -	$ 2,618

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

2.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of June 30, 2010.

The following information summarizes the components of net investment income:

	For the six months ended June 30, 2010 (in thousands)	For the six months ended June 30, 2009 (in thousands)

Fixed maturities	$ 98,346	$ 98,188
Common stocks	378	738
Short-term investments	214	545
Other investment income	1,464	914
	100,402	100,385

Less investment expenses	2,550	1,580

Net investment income	$ 97,852	$ 98,805

	For the three months ended June 30, 2010 (in thousands)	For the three months ended June 30, 2009 (in thousands)

Fixed maturities	$ 49,494	$ 49,121
Common stocks	368	731
Short-term investments	120	207
Other investment income	881	466
	50,863	50,525

Less investment expenses	1,233	936

Net investment income	$ 49,630	$ 49,589

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

($ in thousands)	Fair Value Measurements Using

Description	As of 6/30/2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$ 257,230	$ 230,038	$ 26,867	$ 325
States and municipalities	199,373	-	199,373	-
Corporate debt securities	2,625,531	-	2,611,972	13,559
Mortgage backed securities	184,868	-	184,868	-
Preferred Stock	101,246	-	97,987	3,259
Fixed Maturities	3,368,248	230,038	3,121,067	17,143

Common Stock	1,889	658	-	1,231
Cash and cash equivalents	5,266	5,266	-	-
Short-Term investments	159,559	-	159,559	-
Limited partnerships (as restated)	212,650	-	-	212,650

Total	$ 3,747,612	$ 235,962	$ 3,280,626	$ 231,024

($ in thousands)	Fair Value Measurements Using

Description	As of 12/31/2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$ 254,878	$ 227,937	$ 22,398	$ 4,543
States and municipalities	99,856	-	99,856	-
Corporate debt securities	2,435,429	-	2,419,252	16,177
Mortgage backed securities	197,189	-	182,210	14,979
Preferred Stock	99,669	-	96,211	3,458
Fixed Maturities	3,087,021	227,937	2,819,927	39,157

Common Stock	1,947	703	-	1,244
Derivatives	390	-	390	-
Cash and cash equivalents	8,763	8,763	-	-
Short-Term investments	293,136	-	293,136	-
Limited partnerships (as restated)	190,406	-	-	190,406

Total	$ 3,581,663	$ 237,403	$ 3,113,453	$ 230,807

Limited partnerships recorded using the equity method of accounting is not required to be accounted for under ASC 820 and as such are not reflected in the tables above.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)	Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Limited Partnerships (as restated)	Common Stock	Fixed Maturities	Total
For the six months ended June 30, 2010
Beginning Balance at December 31, 2009	$ 190,406	$ 1,244	$ 39,157	$ 230,807
Total gains or losses (realized/unrealized)
Included in earnings	4,986	-	(1)	4,985
Included in other comprehensive income	13,405	(13)	(1,099)	12,293
Purchases	15,028	-	-	15,028
Sales	(11,175)	-	(1,641)	(12,816)
Transfers in and /or out of Level 3	-	-	(19,273)	(19,273)
Ending Balance at June 30, 2010	$ 212,650	$ 1,231	$ 17,143	$ 231,024
For the three months ended June 30, 2010
Beginning Balance at April 1, 2010	$ 200,557	$ 1,245	$ 19,124	$ 220,926
Total gains or losses (realized/unrealized)
Included in earnings	4,428	-	-	4,428
Included in other comprehensive income	8,368	(14)	(1,182)	7,172
Purchases	9,449	-	-	9,449
Sales	(10,152)	-	(799)	(10,951)
Transfers in and /or out of Level 3	-	-	-	-
Ending Balance at June 30, 2010	$ 212,650	$ 1,231	$ 17,143	$ 231,024

	Limited Partnerships (as restated)	Common Stock	Fixed Maturities	Total
For the six months ended June 30, 2009
Beginning Balance at December 31, 2008	$ 230,700	$ 249	$ 4,296	$ 235,245
Total gains or losses (realized/unrealized)
Included in earnings	(9,917)	-	(32)	(2,012)
Included in other comprehensive income	(40,538)	(173)	86	(48,562)
Purchases	12,355	-	-	12,355
Sales	(4,841)	-	(1,145)	(5,986)
Transfers in and /or out of Level 3	-	-	3,021	3,021
Ending Balance at June 30, 2009	$ 187,759	$ 76	$ 6,226	$ 194,061
For the three months ended June 30, 2009
Beginning Balance at April 1, 2009	$ 186,549	$ 249	$ 9,857	$ 196,655
Total gains or losses (realized/unrealized)
Included in earnings	(934)	-	(28)	1,340
Included in other comprehensive income	(1,175)	(173)	100	(3,550)
Purchases	5,418	-	-	5,418
Sales	(2,099)	-	(697)	(2,796)
Transfers in and /or out of Level 3	-	-	(3,006)	(3,006)
Ending Balance at June 30, 2009	$ 187,759	$ 76	$ 6,226	$ 194,061

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

(in thousands)		June 30, 2010		December 31, 2009
Investment Category	Investment Category Includes	Fair Value Using Net Asset Value	Unfunded Commitments	Fair Value Using Net Asset Value	Unfunded Commitments
Restructuring	Securities of companies that are in default, under bankruptcy protection or troubled.	$38,601	21,338	$34,483	23,368
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired with the use of leverage.	39,647	22,660	36,565	23,300
Real estate	Real estate assets, real estate joint ventures and real estate operating companies.	23,187	6,250	26,341	6,770
Infrastructure	Investments in essential public goods and services such as transportation and energy projects with long-term stable cash flows located around the globe.	19,158	10,952	14,321	15,134
Oil and gas	Equity and equity related investments in the upstream and midstream independent oil and gas sector of North America.	20,695	11,408	13,220	22,492
Other	Secondary, mezzanine, debt and collateralized bond offerings.	8,953	2,782	9,113	2,782
Total private equity funds		150,241	75,390	134,043	93,846
Hedge distressed	Securities of companies that are in default, under bankruptcy protection or troubled.	19,498	-	17,686	-
Hedge multi-strategy	Pursue multiple strategies i.e. arbitrage, credit, structured credit, long/short equity to reduce risks and reduce volatility.	60,851	-	60,978	-
Total hedge funds		80,349	-	78,664	-
Total Limited Partnerships		$230,590	75,390	$212,707	93,846

4.

NET UNREALIZED INVESTMENT GAINS/(LOSSES)

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the six months ended June 30, 2010:	(in thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 164,568	$ (57,599)	$ 106,969
Plus: reclassification adjustment for gains realized in net income	6,114	(2,140)	3,974
Change related to deferred policy acquisition costs	(21,234)	7,432	(13,802)
Net unrealized investment gains	$ 149,448	$ (52,307)	$ 97,141

For the Six months ended June 30, 2009:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during year	$ 108,747	$ (38,062)	$ 70,685
Plus: reclassification adjustment for losses realized in net income	(14,077)	4,927	(9,150)
Change related to deferred policy acquisition costs	(18,333)	6,417	(11,916)
Net unrealized investment gains	$ 76,337	$ (26,718)	$ 49,619

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

10.

PRESENTATION OF RESTATED FINANCIAL STATEMENTS

The results included in this Form 10-Q/A for June 30, 2010 and 2009 are restated from previously reported results.

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

b)

OTTI Restatement

In connection with OTTI analysis for limited partnerships during the first quarter of 2011, the Company determined that it made an error in failing to analyze OTTI and correctly recognize OTTI charges during the three and six months period ended June 30, 2009.  As a result of this accounting error, total revenue, net income, and earnings per share were all overstated for the three and six months period ended June 30, 2009. In addition, retained earnings were all overstated in the accompanying financial statements with a corresponding understatement of accumulated other comprehensive income. There was no change to total stockholder’s equity as a result of this error.

The effects of the restatement on the Company's consolidated financial statements for 2010 and 2009 are summarized as follows:

Balance Sheet at June 30, 2010	June 30, 2010 As Previously Reported	Increase (Decrease)	June 30, 2010 As Restated
Limited partnerships	$ 216,015	14,575	$ 230,590
Total investments	3,765,335	14,575	3,779,910
Deferred policy acquisition costs	54,888	344	55,232
Total assets	3,904,678	14,919	3,919,597
Deferred federal income taxes, net	43,293	5,222	48,515
Total liabilities	3,233,898	5,222	3,239,120
Accumulated other comprehensive gain	97,449	32,542	129,991
Retained earnings	566,109	(22,845)	543,264
Total shareholders’ equity	670,780	9,697	680,477

Statement of Income for the six months ended June 30, 2010
Equity in losses on limited partnerships	-	(5,191)	(5,191)
Net investment income	95,006	2,846	97,852
Net realized investment gains, excluding other than temporary impairment (“OTTI”) losses	1,129	4,985	6,114
Total Revenues	127,718	2,641	130,359
Change in deferred policy acquisition costs	1,488	620	2,108
Total Benefits and Expenses	121,744	620	122,364
Income before taxes	5,974	2,021	7,995
Deferred income taxes	(4,323)	707	(3,616)
Net Income	3,913	1,314	5,227
Earnings per share, basic and diluted	.13	.05	.18

Statement of Income for the three months ended June 30, 2010	June 30, 2010 As Previously Reported	Increase (Decrease)	June 30, 2010 As Restated
Equity in losses on limited partnerships	-	(461)	(461)
Net investment income	44,538	5,092	49,630
Net realized investment gains, excluding other than temporary impairment (“OTTI”) losses	1,455	4,428	5,883
Total Revenues	61,344	9,059	70,403
Change in deferred policy acquisition costs	303	790	1,093
Total Benefits and Expenses	58,740	790	59,530
Income before taxes	2,604	8,269	10,873
Deferred income taxes	(3,698)	2,894	(804)
Net Income	1,706	5,375	7,081
Earnings per share, basic and diluted	.06	.18	.24

Statement of Cash Flows

the six months ended June 30, 2010

OPERATING ACTIVITIES

Net Income

Provision for deferred income taxes

Equity in losses from limited partnerships

Realized investment (gains)

Changes in:

   Deferred policy acquisition costs

Net Cash Used In Operating Activities

INVESTING ACTIVITIES

   Contributions to limited partnerships

   Distributions from limited partnerships

Net Cash Provided by Investing Activities

	3,913 (4,323) - (1,129) 1,488 (5,195) (21,911) 20,903 23,261	1,314 707 5,191 (4,985) 620 2,847 5,361 (8,208) (2,847)	5,227 (3,616) 5,191 (6,114) 2,108 (2,348) (16,550) 12,695 20,414

Balance Sheet at January 1, 2009	January 1, 2009 As Previously Reported	Increase (Decrease)	January 1, 2009 As Restated
Accumulated other comprehensive gain	(137,160)	4,930	(132,230)
Retained earnings	560,785	(16,552)	544,233

Statement of Income for the six months ended June 30, 2009	June 30, 2009 As Previously Reported	Increase (Decrease)	June 30, 2009 As Restated
Equity in earnings on limited partnerships	-	941	941
Net investment income	79,390	19,415	98,805
Net realized investment gains, excluding OTTI losses	(4,160)	6,968	2,808
OTTI losses recognized in earnings	-	(16,885)	(16,885)
Total Revenues	100,424	10,439	110,863
Change in deferred policy acquisition costs	(1,867)	1,047	(820)
Total Benefits and Expenses	115,786	1,047	116,833
Income (loss) before taxes	(15,362)	9,392	(5,970)
Deferred income taxes	(620)	3,287	2,667
Net Loss	(10,062)	6,105	(3,957)
Earnings (loss) per share, basic and diluted	(.34)	.21	(.13)

Statement of Income for the three months ended June 30, 2009
Equity in earnings on limited partnerships	-	3,211	3,211
Net investment income	43,550	6,039	49,589
Net realized investment (losses) gains, excluding other than temporary impairment (“OTTI”) losses	(709)	4,939	4,230
OTTI losses recognized in earnings	-	(5,873)	(5,873)
Total Revenues	59,325	8,316	67,641
Change in deferred policy acquisition costs	(702)	284	(418)
Total Benefits and Expenses	61,810	284	62,094
Income before taxes	(2,485)	8,032	5,547
Deferred income taxes	(2,341)	2,811	470
Net Income (Loss)	(1,628)	5,221	3,593
Earnings (loss) per share, basic and diluted	(.05)	.17	.12
Statement of Cash Flows the six months ended June 30, 2009
OPERATING ACTIVITIES:
Net Income (Loss)	(10,062)	6,105	(3,957)
Equity in (earnings) on limited partnerships	-	(941)	(941)
Provision (benefit)for deferred income taxes	(620)	3,287	2,667
Realized investment losses (gains)	4,160	(6,968)	(2,808)
OTTI losses recognized in earnings	-	16,885	16,885
Changes in:
Deferred policy acquisition costs	(1,867)	1,047	(820)
Net Cash Provided by (Used In) Operating Activities	(7,346)	11,689	4,343
INVESTING ACTIVITIES:
Contributions to limited partnerships	(19,016)	4,938	(14,078)
Distributions from limited partnerships	25,433	(16,627)	8,806
Net Cash Provided by Investing Activities	76,987	(11,689)	65,298

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

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) contains forward-looking statements that involve risks and uncertainties.   Forward-looking statements reflect management's current expectations of future events, trends or results based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Risk Factors” under Part I, Item 1A of our 2009 Form 10-K and Part II, Item 1A of this Form 10-Q/A, which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law

Executive Overview

Results

Our earnings per share were $0.18 for the first half of 2010, as compared to a loss of $0.13 for the same period in 2009.  The improved results in the first half of 2010 primarily reflect a decrease in other than temporary impairment (“OTTI”) losses.  Our total revenues in the first half of 2010 were $130.4 million, compared to $110.9 million in the first half of 2009.  Benefits and expenses in the first six months in 2010 were $122.4 million, compared to $116.8 million for the same six month period in 2009.  Net income in the first half of 2010 was $5.2 million as compared to a net loss $4.0 million for the same period in 2009.

Our earnings per share were $0.24 for the three months ended June 30, 2010, as compared to $0.12 for the same period in 2009.  The improved results in the second quarter of 2010 primarily reflect a decrease in OTTI.  Our total revenues in the three months ended June 30, 2010 were $70.4 million, compared to $67.6 million in the three month period ended June 30, 2009.  Benefits and expenses in the quarter ended June 30, 2010 were $59.5 million, compared to $62.1 million for the same three month period in 2009.  Net income for the three month period ended June 30, 2010 was $7.1 million as compared to $3.6 million for the same period in 2009.

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

Agency Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace.  There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.  In the event the ratings are downgraded, our revenues or the persistency of our business may be adversely impacted.

In May 2010, the A.M. Best Company removed from under review with negative implications and affirmed the financial strength rating of B+ (Good) and issuer credit rating (“ICR”) of bbb– of Presidential Life Insurance Company (“Presidential Life”) and the ICR of bb- of Presidential Life Corporation.  The ratings have been assigned a stable outlook.

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

Net Investment Income and Equity in Gain (Losses)

Net investment income and equity in gain (losses) from the limited partnerships totaled approximately $92.7 million during the first six months of 2010, as compared to approximately $99.7 million during the first six months of 2009.  This represents a decrease of approximately $7.1 million or 7.1%.  This change is primarily due to equity in losses from the limited partnership portfolio of approximately ($5.2) million compared to a gain of approximately $0.9 million.  The Company's ratios of net investment income to average cash and invested assets (based on book value and excluding limited partnerships) for the six month periods ended June 30, 2010 and June 30, 2009 were 5.92% and 5.97%, respectively.

The Company had net investment income and equity in gain (losses) from the limited partnerships of $49.2 million and $52.8 million for the three month periods ended June 30, 2010 and June 30, 2009, respectively.

Net Realized Investment Gains and Losses

Realized investment gains, including OTTI charges, amounted to approximately $6.1 million during the first six months of 2010, as compared to realized investment losses of approximately $14.1 million during the first six months of 2009.  The improvement of approximately $20.2 million was primarily due to no write-downs attributable to OTTI for the six months ended June 30, 2010 and approximately $16.9 million in write-downs attributable to OTTI in fixed maturities and limited partnerships during the same period in 2009.  During the first six months of 2010 and 2009, payor swaptions had realized losses of $390 thousand and realized gains of $2.7 million, respectively.  The change in the fair value of the derivative instruments is reflected in the income statement as a realized loss or gain.

The Company had realized investment gains of $5.9 million for the three months ended June 30, 2010 and realized investment losses of $1.6 million in for the three months ended June 30, 2009.  The variance of approximately $7.5 million is primarily due to an increase in realized gains from the limited partnership portfolio of approximately $3.1 million and a decrease in OTTI charges of $3.6 million when comparing the second quarter of 2010 to the same period in 2009.

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

A significant contributor to the Company’s profitability depends, in large part, on the investment returns generated on our portfolio, (excluding our limited partnerships), less what the Company is contractually obligated to credit to our policyholders is referred to as “investment spread”.  The crediting rate on reserves for the second quarter and first half was 5.08% and 5.08% for 2010 and 5.22% and 5.27for the same periods in 2009.  The actual investment spread, excluding capital gains and limited partnerships, for the three months ended June 30, 2010 and June 30, 2009 was 0.92% and 0.77, respectively.  The spread for the first half of 2010 and 2009 was 0.84% and 0.70%, respectively.

Interest Expense on Notes Payable

The Company had no interest expense on notes payable for the six months ended June 30, 2010, and approximately $0.8 million for the six months ended June 30, 2009. On February 17th, 2009, the Company repaid the remaining $67 million of its 7 7/8%, $100 million Senior Notes due February, 2009.

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

Change in Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the six months ended June 30, 2010 resulted in a charge of approximately $2.1 million, as compared to a benefit of approximately $0.8 million for the six months ended June 30, 2009.  Changes in DAC consist of three elements:  deferred costs associated with product sales, amortization of the DAC on deferred annuity business and amortization of the DAC on the remainder of the Company’s business.  Deferred costs consisted of credits of $3.2 million and $5.8 million for the first six months of 2010 and 2009, respectively.  Amortization of the DAC on deferred annuity business consisted of charges of $4.3 million and $3.9 million in the first six months of 2010 and 2009, respectively.  Amortization of the DAC on the remainder of the Company’s business consisted of charges of $1.0 million in the first half of 2010 and $1.1 million in the first half of 2009.

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

The change in the net DAC for the three months ended June 30, 2010 resulted in a charge of approximately $1.1 million, as compared to a benefit of approximately $0.4 million for the three months ended June 30, 2009.

C.

Income Before Income Taxes

For the reasons discussed above, income (loss) before income taxes amounted to approximately $8.0 million for the six months ended June 30, 2010, as compared to a loss of approximately $6.0 million for the six months ended June 30, 2009. For the quarters ended June 30, 2010 and 2009, the income before income taxes amounted to approximately $10.9 million and $5.5 million, respectively.

D.

Income Taxes

Income tax expense was approximately $2.8 million for the six months ended June 30, 2010 as compared to a benefit of  ($2.0) million for the six months ended June 30, 2009.  The income tax expense increase was attributable to an increase in net income in the first half 2010 compared to the same period in 2009.  The income tax expense was approximately $3.8 million and $2.0 million for the second quarters of 2010 and 2009, respectively.

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

E.

Net Income (Loss)

For the reasons discussed above, the Company had a net income of approximately $5.2 million during the six months ended June 30, 2010 and a net loss of approximately ($4.0) million during the six months ended June 30, 2009.  The Company had a net income of $7.1 million for the three months ended June 30, 2010 and approximately $3.6 million for the three months ended June 30, 2009.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income increased from approximately $32.9 million at December 31, 2009 to approximately $130.0 million at June 30, 2010.  The increase was due to an increase in net unrealized investment gains, net of taxes, during the first six months of the year of approximately $97.1 million.  General economic and market conditions were the primary reasons for the increase.

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

The Company's life and accident and health insurance liabilities are actuarially calculated on a regular basis and the Company is capable of meeting such liabilities.  Reserves for such business are carefully monitored and regulated by the NYSID.  Because life and accident and health insurance products represent a relatively small percentage of the Company's product mix and because the business is heavily reinsured, it is not anticipated that any spike in life and accident and health insurance claims would have a material impact on the Company's liquidity.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash used in the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately ($2.3) million and $4.3 million during the six months ended June 30, 2010 and 2009, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $20.4 million, and $65.3 million during the six months ended June 30, 2010 and 2009, respectively.

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

As of June 30, 2010, the carrying value of the Company’s limited partnerships was approximately $230.6 million or 6.1% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At June 30, 2010, the Company’s investments in equity securities, including limited partnership interests, were approximately 6.1% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Limited partnerships."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $75.4 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $11.5 million, $23.6 million, $34.8 million, and $5.5 million will expire in 2010, 2011, 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments is returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A, Risk Factors

There have been no material changes in risk factors disclosed in Part 1, Item 1A of our Annual Report in Form 10-K for the year ended December 31, 2009, except:

We have made errors in the preparation of certain of our historical financial statements and our internal control over financial reporting has not been effective.

Because of the material weaknesses in our internal control over financial reporting, we could be subject to sanctions or investigations by the exchange on which we list our shares, the SEC or other regulatory authorities, including the NYSID.  In addition, as a result of restatements of our previously issued financial statements, we have from time to time been unable to timely file reports we are required to file under the Exchange Act, including our Forms 10-K and 10-Q.  Because of these events, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock.  If we are unable to remediate any material deficiencies in our internal control effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm.  In addition, we may identify additional material weaknesses in the future.  Any additional failures of internal controls could have a material adverse effect on our results of operations and harm our reputation.

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

Exhibit 31.1

Certification of Chief Executive Officer

Pursuant to Exchange Act Rule 13a-15f

I, Donald L. Barnes, Chief Executive Officer of Presidential Life Corporation certify that:

1.

I have reviewed this quarterly report on Form 10-Q, as amended, of Presidential Life Corporation;

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

Exhibit 31.2

Certification of Chief Financial Officer

       Pursuant to Exchange Act Rule 13a-15f

I,  P.B. (Pete) Pheffer, Chief Financial Officer and Treasurer of Presidential Life Corporation certify that:

       1.    I have reviewed this quarterly report on Form 10-Q, as amended, of Presidential Life Corporation,

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

Date: August 5, 2011

                                               /s/ P. B. (Pete) Pheffer

                                                                                                    ----------------------

P. B. (Pete) Pheffer

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2010, as amended, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Barnes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2010, as amended, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, P.B. (Pete) Pheffer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ P. B. (Pete) Pheffer

-------------------

P. B. (Pete) Pheffer

Chief Financial Officer

August 5, 2011