Form 10-Q
period 2011-06-30
PRESIDENTIAL LIFE CORP
filed 2011-08-08
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The number of shares of registrant’s common stock outstanding as of August 5, 2011 was 29,574,697.

INDEX

Part I	Financial Information		Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	June 30, 2011 and December 31, 2010		4

	Consolidated Statements of Operation
	For the three and six months ended June 30, 2011 and 2010		5

	Consolidated Statements of Shareholders' Equity
	For the three months ended June 30, 2011 and 2010		6

	Consolidated Statements of Cash Flows -
	For the three months ended June 30, 2011 and 2010		7

	Notes to Consolidated Financial Statements		8-27

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations		27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		37

Item 4.	Controls and Procedures		37

Part II -	Other Information		39-39

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Other Information
	Item 5.	Exhibits

Signatures			40

Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			41
			42
			43
			44

PART 1

Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q.   Forward-looking statements reflect management's current expectations of future events, trends or results based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, which are incorporated herein by reference, and those set forth in the “Risk Factors” section of this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
Item 1. Financial Statements
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Amortized cost
of $3,169,937 and $3,209,803 respectively)	$3,386,758	$3,391,998
Common stocks (Cost of $748 and
$472, respectively)	1,644	1,279
Derivative instruments, at fair value	8,739	9,402
Real estate	415	415
Policy loans	18,291	19,607
Short-term investments	159,004	107,958
Limited Partnerships	206,156	195,501
Total Investments	3,781,007	3,726,160

Cash and cash equivalents	18,347	5,924
Accrued investment income	46,583	42,757
Deferred policy acquisition costs	51,042	57,298
Furniture and equipment, net	332	376
Amounts due from reinsurers	17,265	16,644
Amounts due from investments transactions	18,548	49,005
Federal income taxes recoverable	10,064	2,627
Other assets	1,446	1,495
TOTAL ASSETS	$3,944,634	$3,902,286

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$2,362,623	$2,401,482
Annuity	647,747	663,456
Life and accident and health	83,260	81,081
Other policy liabilities	13,112	11,718
Total Policy Liabilities	3,106,742	3,157,737
Deposits on policies to be issued	632	1,166
General expenses and taxes accrued	2,704	1,573
Deferred federal income taxes, net	72,503	45,157
Amounts due for security transactions	13,602	-
Other liabilities	14,290	14,745
Total Liabilities	$3,210,473	$3,220,378

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,574,697 and 29,574,697 shares, respectively)	296	296
Additional paid in capital	7,283	7,123
Accumulated other comprehensive gain	153,117	118,609
Retained earnings	573,465	555,880
Total Shareholders’ Equity	734,161	681,908
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,944,634	$3,902,286

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	(UNAUDITED)		(UNAUDITED)
REVENUES:	2011	2010	2011	2010
Insurance Revenues:
Premiums	$4,443	$4,175	$8,961	$8,758
Annuity considerations	3,033	9,018	4,397	19,153
Universal life and investment type policy fee income	867	534	1,798	1,059
Equity in earnings (losses) on limited partnerships	(176)	(461)	1,964	(5,191)
Net investment income	48,885	49,630	98,343	97,852
Net realized investment gains (losses):
Total Other-than-temporary impairment ("OTTI") losses	(5,776)	-	(6,716)	-
OTTI losses recognized in other comprehensive income	3,088	-	3,088	-
Net OTTI losses recognized in earnings	(2,688)	-	(3,628)	-
Net realized capital gains, excluding OTTI losses	19,630	5,883	25,411	6,114
Other income	305	1,624	1,944	2,614
TOTAL REVENUES	74,299	70,403	139,190	130,359

BENEFITS AND EXPENSES:
Death and other life insurance benefits	4,432	4,682	8,916	9,141
Annuity benefits	20,430	20,281	41,858	40,679
Interest credited to policyholders' account balances	25,550	26,729	51,026	53,319
Other interest and other charges	448	219	707	558
Increase (decrease) in liability for future policy benefits	(7,807)	1,214	(14,457)	3,196
Commissions to agents, net	1,211	1,649	2,364	3,461
Costs related to consent revocation solicitation and related matters	-	205	-	1,173
General expenses and taxes	6,905	3,458	13,123	8,729
Change in deferred policy acquisition costs	2,031	1,093	3,162	2,108

TOTAL BENEFITS AND EXPENSES	53,200	59,530	106,699	122,364

Income before income taxes	21,099	10,873	32,491	7,995

Provision (benefit) for income taxes:
Current	3,240	4,596	2,290	6,384
Deferred	4,038	(804)	8,919	(3,616)
	7,278	3,792	11,209	2,768

NET INCOME	$13,821	$7,081	$21,282	$5,227

Earnings per common share, basic	$0.47	$0.24	$0.72	$0.18
Earnings per common share, diluted	$0.47	$0.24	$0.72	$0.18

Weighted average number of shares outstanding during the period, basic	29,574,697	29,574,697	29,574,697	29,574,697
Weighted average number of shares outstanding during the period, diluted	29,576,541	29,574,697	29,574,697	29,574,511

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Capital	paid-in-	Retained	Comprehensive
Six months ended June 30, 2010	stock	Capital	Earnings	Income	Total

Balance at January 1, 2010	$296	$6,639	$541,734	$32,850	$581,519

Comprehensive Income:

Net Income			5,227		5,227

Net Unrealized Investment Gains				97,141	97,141

Comprehensive Income					102,368

Share Based Compensation		287			287

Dividends paid to Shareholders			(3,697)		(3,697)

Balance at June 30, 2010	$296	$6,926	$543,264	$129,991	$680,477

Six months ended June 30, 2011

Balance at January 1, 2011	$296	$7,123	$555,880	$118,609	$681,908

Comprehensive Income:

Net Income			21,282		21,282

Net Unrealized Investment Gains				34,508	34,508

Comprehensive Income					55,790

Share Based Compensation		160			160

Dividends paid to Shareholders			(3,697)		(3,697)

Balance at June 30, 2011	$296	$7,283	$573,465	$153,117	$734,161

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	(UNAUDITED)
	2011	2010
OPERATING ACTIVITIES:
Net income	$21,282	$5,227
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	8,919	(3,616)
Depreciation and amortization	65	66
Stock option expense	160	287
Amortization of fixed maturity discounts and premiums	(3,516)	(7,863)
Equity in (gains) losses on limited partnerships	(1,964)	5,191
Realized investment gains including OTTI charges	(21,783)	(6,114)
Changes in:
Accrued investment income	(3,826)	(1,624)
Deferred policy acquisition costs	3,162	2,108
Federal income tax recoverable	(7,437)	1,326
Liability for future policy benefits	(13,530)	3,993
Other items	1,510	(1,329)
Net Cash Used in Operating Activities	$(16,958)	$(2,348)

INVESTING ACTIVITIES:
Fixed Maturities: Available for sale
Acquisitions	(210,337)	(205,599)
Sales and maturities	256,862	90,260
Common Stock:
Acquisitions	(7,458)	-
Sales	7,752	-
(Increase) decrease in short-term investments and policy loans	(49,730)	133,327
Limited partnership investments:
Contributions to limited partnerships	(9,872)	(16,550)
Distributions from limited partnerships	42,064	12,695
Amount due on security transactions	44,059	6,281
Net Cash Provided By Investing Activities	$73,340	$20,414

FINANCING ACTIVITIES:
Decrease in policyholders’ account balances	(38,859)	(15,289)
Bank overdrafts	(869)	(2,165)
Deposits on policies to be issued	(534)	(412)
Dividends paid to shareholders	(3,697)	(3,697)
Net Cash Used In Financing Activities	$(43,959)	$(21,563)

Increase (decrease) in Cash and Cash Equivalents	12,423	(3,497)
Cash and Cash Equivalents at Beginning of Period	5,924	8,763

Cash and Cash Equivalents at End of Period	$18,347	$5,266

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$13,957	$5,058
Interest Paid	$-	$-

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

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  Management believes that, although the disclosures are adequate, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2010.

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

We manage and report our business as a single segment in accordance with FASB guidance, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s business is divided between annuities (approximately 70%), life insurance (approximately 20%), and accident and health insurance (approximately 10%).  The nature of these product lines is sufficiently similar to permit their aggregation as a single reporting segment.

Approximately 69% of our life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and the Company does not make mortality charges on either product.  Moreover, the two products generate similar returns to the Company and carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility, with overlapping administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

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

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  The Company will challenge any prices for its investments which are not considered to represent fair value.  If a fair value is challenged, the Company will typically obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought.  At June 30, 2011, the Company has not adjusted any pricing provided by pricing service based on the review performed by our investment managers.

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

J.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the first six months.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the six months ended June 30, 2011 and 2010 was 29,574,697 and 29,574,511, respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS during the six months ended June 30, 2011 or 2010.

Options totalling 538,083 and 625,065 shares of common stock for the six months ended June 30, 2011 and June 30, 2010, respectively were not included in the computation of weighted average shares because the impact of these options was antidilutive.

K.

Reclassifications

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from the change in presentation.

L.

New Accounting Pronouncements

For a full discussion of new accounting pronouncements and other regulatory activity and their impact of the Company, please refer to the Company’s 2010 Form 10-K/A.

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

Creditors’ Evaluation of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued updated guidance to clarify whether a modification or restructuring of a receivable is considered a troubled debt restructuring, i.e., whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  A modification or restructuring that is considered a troubled debt restructuring will result in the creditor having to account for the receivable as being impaired and will also result in additional disclosure of the creditors’ troubled debt restructuring activities.  The updated guidance is effective for the quarter ending September 30, 2011 and is to be applied on a retrospective basis to the beginning of the annual period of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

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

Fair Value Measurements

In May 2011, the FASB issued updated guidance clarifying fair value measurement and disclosure requirements. It is intended to bring consistency to the fair value measurement and disclosure requirements of United States GAAP and International Accounting Standards. This new guidance is effective for interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. In the period of adoption the Company will be required to disclose a change, if any, in valuation technique and related inputs resulting from the application of the amendments. We are currently assessing the impact of the guidance on the Company’s financial position, results of operations, and financial statement disclosures.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The new guidance is effective for interim or annual reporting period beginning after December 15, 2011 but will not have any impact on the Company’s results of operations, financial position or liquidity. Early adoption is permitted.

2. INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of June 30, 2011.

The following information summarizes the components of net investment income:

	For the six months ended	For the six months ended
	June 30, 2011	June 30, 2010
	(in thousands)	(in thousands)

Fixed maturities	$97,832	$98,346
Common stocks	358	378
Short term investments	151	214
Other investment income	1,817	1,464
	100,158	100,402

Less: investment expenses	1,815	2,550

Net investment income	$98,343	$97,852

	For the three months ended	For the three months ended
	June 30, 2011	June 30, 2010
	(in thousands)	(in thousands)

Fixed maturities	$49,014	$49,494
Common stocks	336	368
Short term investments	61	120
Other investment income	373	881
	49,784	50,863

Less: investment expenses	899	1,233

Net investment income	$48,885	$49,630

Net Realized Investment Gains (Losses):
	Six Months Ended June 30,
(in thousands)	2011	2010

Fixed maturities	$6,183	$1,519
Common stocks	219	-
Limited partnerships	19,672	4,985
Derivatives	(663)	(390)
Net realized investment gains (losses), excluding OTTI losses	$25,411	$6,114
Total OTTI losses recognized in earnings	$(3,628)	$-
Net realized investment gains (losses), including OTTI losses	$21,783	$6,114

Net Realized Investment Gains (Losses):
	Three Months Ended June 30,
(in thousands)	2011	2010

Fixed maturities	$5,116	$1,456
Common stocks	81	-
Limited partnerships	14,964	4,427
Derivatives	(531)	-
Net realized investment gains (losses), excluding OTTI losses	$19,630	$5,883
Total OTTI losses recognized in earnings	$(2,688)	$-
Net realized investment gains (losses), including OTTI losses	$16,942	$5,883

     The following table presents fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at June 30, 2011:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities			(in thousands)
US Treasury obligations and direct obligations of US Government Agencies	$-	$-	$1,830	$251	$1,830	$251
States, municipalities and political subdivision	69,393	2,137	3,837	461	73,230	2,598
Public Utilities	35,378	788	10,362	1,583	45,740	2,371
Mortgage backed securities	6,543	603	5,100	338	11,643	941
Corporate Bonds	160,489	4,757	144,231	10,641	304,720	15,398
Preferred Stocks	-	-	37,852	3,822	37,852	3,822
Total Temporarily Impaired Fixed Maturities Securities	$271,803	$8,285	$203,212	$17,096	$475,015	$25,381

       The following table presents the total gross unrealized losses in excess of 12 months for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost by June 30, 2011

# of Issuers	% of Market/Book	Unrealized Loss
		(In thousands)
41	90%-99%	$8,586
11	80%-89%	4,669
3	70%-79%	3,840
1	0%-49%	1
56		$17,096

     The following table presents the fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

US Treasury obligations and direct obligations of US Government Agencies	$-	$-	$1,926	$239	$1,926	$239
States, municipalities and political subdivisions	117,524	4,438	5,376	113	122,900	4,551
Public Utilities	52,541	2,030	9,201	1,761	61,742	3,791
Mortgage backed securities	-	-	4,972	456	4,972	456
Corporate Bonds	196,100	7,473	181,690	20,743	377,790	28,216
Preferred Stocks	9,327	140	46,314	6,663	55,641	6,803
Total Temporarily Impaired Fixed Maturities Securities	$375,492	$14,081	$249,479	$29,975	$624,971	$44,056

The following table presents the total gross unrealized losses in excess of 12 months for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost by December 31, 2010.

# of Issuers	% of Market/Book	Unrealized Loss
		(In thousands)
36	90%-99%	$6,231
24	80%-89%	14,212
6	70%-79%	2,588
2	60%-69%	3,799
1	50%-59%	3,144
1	0%-49%	1
70		$29,975

As of June 30, 2011 and December 31, 2010 , the Company had approximately $242.2 million and $226.3 million, respectively, of gross unrealized gains in fixed maturities.

Limited Partnerships:

The following table presents the carrying value of the limited partnership investments.

($ in thousands)	June 30, 2011	December 31, 2010

Debt/Collateralized bond obligations	$913	$3,403
Hedge Related Funds	31,019	40,382
Infrastructure	23,709	20,889
Leveraged buy-out/Merchant	37,341	39,968
Mezzanine and Senior Debt	1,413	1,345
Oil and Gas	27,075	17,083
Real Estate	31,419	25,399
Restructuring	48,695	42,652
Equity Funds	4,572	4,380
	$206,156	$195,501

The cost basis of the investments in limited partnerships was approximately $170.1 and $181.2 million at June 30, 2011 and December 31, 2010, respectively.

The following table presents the investment activity in the limited partnership investments.

	Equity Method Partnerships	Fair Value Partnerships	Total
($ in thousands)

Six Months Ended June 30, 2011
Contributions	$1,500	$8,372	$9,872
Equity in earnings (loss) of partnerships	1,964	-	1,964
Realized gains from limited partnerships	-	18,732	18,732
Change in unrealized gains (losses) reflected in other comprehensive income	-	21,773	21,773
Distributions	(3,009)	(38,677)	(41,686)
Change in limited partnerships	455	10,200	10,655
Limited partnerships, beginning of period	11,255	184,246	195,501
Limited partnerships, end of period	$11,710	$194,446	$206,156

Six Months Ended June 30, 2010
Contributions	$1,522	$15,028	$16,550
Equity in earnings (loss) of partnerships	(5,191)	-	(5,191)
Realized gains from limited partnerships	-	4,986	4,986
Change in unrealized gains (losses) reflected in other comprehensive income	-	13,404	13,404
Distributions	(691)	(11,175)	(11,866)
Change in limited partnerships	(4,360)	22,243	17,883
Limited partnerships, beginning of period	22,301	190,406	212,707
Limited partnerships, end of period	$17,941	$212,649	$230,590

	Equity Method Partnerships	Fair Value Partnerships	Total
($ in thousands)

Three Months Ended June 30, 2011
Contributions	$1,500	$4,671	$6,171
Equity in earnings (loss) of partnerships	(176)	-	(176)
Realized gains from limited partnerships	-	14,963	14,963
Change in unrealized gains (losses) reflected in other comprehensive income	-	(5,912)	(5,912)
Distributions	(2,772)	(26,265)	(29,037)
Change in limited partnerships	(1,448)	(12,543)	(13,991)
Limited partnerships, beginning of period	13,158	206,989	220,147
Limited partnerships, end of period	$11,710	$194,446	$206,156

Three Months Ended June 30, 2010
Contributions	$1,506	$9,449	$10,955
Equity in earnings (loss) of partnerships	(461)	-	(461)
Realized gains from limited partnerships	-	4,428	4,428
Change in unrealized gains (losses) reflected in other comprehensive income	-	8,368	8,368
Distributions	(369)	(10,152)	(10,521)
Change in limited partnerships	676	12,093	12,769
Limited partnerships, beginning of period	17,264	200,557	217,821
Limited partnerships, end of period	$17,940	$212,650	$230,590

As of June 30, 2011, limited partnerships with a carrying value of $6.4 million and a gross unrealized loss of $1.1 million, have been in an unrealized loss position for under twelve months.  Limited partnerships with a carrying value of $4.5 million and a gross unrealized loss of $1.4 million have been in an unrealized loss position for over twelve months.

As of June 30, 2011, the Company was committed to contribute, if called upon, an aggregate of approximately $49.8 million of additional capital to certain of these limited partnerships.  Commitments of $28.0 million, $20.6 million and $1.2 million will expire in 2011, 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.

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

($ in thousands)	Fair Value Measurements Using
		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$45,297	$43,194	$1,846	$257
States and municipalities	312,637	-	312,637	-
Corporate debt securities	2,778,132	-	2,758,979	19,153
Mortgage backed securities	153,865	-	153,391	474
Preferred Stock	96,827	-	96,827	-
Fixed Maturities	3,386,758	43,194	3,323,680	19,884

Common Stock	1,644	1,644	-	-
Derivatives	8,739	-	8,739	-
Cash and cash equivalents	18,347	18,347	-	-
Short-Term investments	159,004	-	159,004	-
Limited partnerships	194,446	-	-	194,446
Total	$3,768,938	$63,185	$3,491,423	$214,330

($ in thousands)	Fair Value Measurements Using
	As of	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$167,537	$140,628	$26,651	$258
States and municipalities	288,738	-	283,808	4,930
Corporate debt securities	2,199,986	-	2,188,476	11,510
Public utilities	474,318	-	474,318	-
Mortgage backed securities	158,549	-	158,549	-
Preferred Stock	102,870	-	99,593	3,277
Fixed Maturities	3,391,998	140,628	3,231,395	19,975

Common Stock	1,279	898	-	381
Derivatives	9,402	-	9,402	-
Cash and cash equivalents	5,924	5,924	-	-
Short-Term investments	107,958	-	107,958	-
Limited partnerships	184,246	-	-	184,246
Total	$3,700,807	$147,450	$3,348,755	$204,602

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)
	Limited partnerships	Common Stock	Fixed Maturities	Total
For the six months ended June 30, 2011
Beginning Balance at December 31, 2010	$184,246	$381	$19,975	$204,602
Total gains or losses (realized/unrealized)
Included in earnings	(939)	-	-	(939)
Realized gains from limited partnerships	19,671			19,671
Included in other comprehensive income	21,773	(204)	(794)	20,775
Purchases	8,372	-	-	8,372
Sales	(38,677)	(177)	(3,311)	(42,165)
Transfers in and /or out of Level 3	-	-	4,014	4,014
Ending Balance at June 30, 2011	$194,446	$-	$19,884	$214,330
For the three months ended June 30, 2011
Beginning Balance at March 31, 2011	$206,989	$327	$19,302	$226,618
Total gains or losses (realized/unrealized)
Realized gains from limited partnerships	14,963	-	-	14,963
Included in other comprehensive income	(5,912)	(327)	(919)	(7,158)
Purchases	4,671	-	-	4,671
Sales	(26,265)	-	(3,388)	(29,653)
Transfers in and /or out of Level 3	-	-	4,889	4,889
Ending Balance at June 30, 2011	$194,446	$-	$19,884	$214,330

	Limited Partnerships	Common Stock	Fixed Maturities	Total
For the six months ended June 30, 2010
Beginning Balance at December 31, 2009	$190,406	$1,244	$39,157	$230,807
Total gains or losses (realized/unrealized)
Included in earnings	4,986	-	(1)	4,985
Included in other comprehensive income	13,405	(13)	(1,099)	12,293
Purchases	15,028	-	-	15,028
Sales	(11,175)	-	(1,641)	(12,816)
Transfers in and /or out of Level 3	-	-	(19,273)	(19,273)
Ending Balance at June 30, 2010	$212,650	$1,231	$17,143	$231,024
For the three months ended June 30, 2010
Beginning Balance at April 1, 2010	$200,557	$1,245	$19,124	$220,926
Total gains or losses (realized/unrealized)
Included in earnings	4,428	-	-	4,428
Included in other comprehensive income	8,368	(14)	(1,182)	7,172
Purchases	9,449	-	-	9,449
Sales	(10,152)	-	(799)	(10,951)
Ending Balance at June 30, 2010	$212,650	$1,231	$17,143	$231,024

          During the six months ended June 30, 2011 and 2010, certain fixed maturity securities were transferred in and out of Level 3 from Level 2 as a result of the unavailability or availability of market observable quoted prices received from an independent third-party pricing service.

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

(in thousands)		June 30, 2011		December 31, 2010
Investment Category	Investment Category Includes	Fair Value Using Net Asset Value	Unfunded Commitments	Fair Value Using Net Asset Value	Unfunded Commitments
Restructuring	Securities of companies that are in default, under bankruptcy protection or troubled.	$48,695	11,488	$42,652	13,119
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired with the use of leverage.	37,341	16,695	39,968	18,953
Real estate	Real estate assets, real estate joint ventures and real estate operating companies.	31,419	2,735	25,399	4,245
Infrastructure	Investments in essential public goods and services such as transportation and energy projects with long-term stable cash flows located around the globe.	23,710	8,510	20,889	10,024
Oil and gas	Equity and equity related investments in the upstream and midstream independent oil and gas sector of North America.	27,075	7,610	17,083	9,231
Other	Secondary, mezzanine, debt and collateralized bond offerings.	6,898	2,782	9,128	2,782
Total private equity funds		175,138	49,820	155,119	58,354
Hedge distressed	Securities of companies that are in default, under bankruptcy protection or troubled.	23,408	-	20,747	-
Hedge multi-strategy	Pursue multiple strategies i.e. arbitrage, credit, structured credit, long/short equity to reduce risks and reduce volatility.	7,610	-	19,635	-
Total hedge funds		31,018	-	40,382	-
Total Limited Partnerships		$206,156	49,820	$195,501	58,354

Fair Values of Derivative Instruments

($ in thousands)	Asset Derivatives
	June 30, 2011		December 31, " 2010
	Balance Sheet Location		Balance Sheet Location
		Fair Value		Fair Value
Payor Swaptions	Derivative Instruments	$8,739	Derivative Instruments	$9,402

Total derivatives not designated as hedging instruments		$8,739		$9,402

Total derivatives		$8,739		$9,402

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
		2011	2010
($ in thousands)
Payor Swaptions	Realized investment (losses) gains	$(663)	$(390)

Total		$(663)	$(390)

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

June 30, 2011 (in thousands)	Carrying Value	Estimated Fair Value
Assets
Policy Loans	$18,291	$18,291
Limited Partnerships	11,710	11,710
Liabilities
Policyholders' Account Balances	$2,362,623	$2,493,632

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

December 31, 2010 (in thousands)	Carrying Value	Estimated Fair Value
Assets
Policy Loans	$19,607	$19,607
Limited Partnerships	11,255	11,255
Liabilities
Policyholders' Account Balances	$2,401,482	$2,554,161

4.	CHANGE IN NET UNREALIZED INVESTMENT GAINS/(LOSSES)

		Tax
	Pre Tax	(Expense)/	After-Tax
	Amount	Benefit	Amount
For the six months ended June 30, 2011:	(in thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during period	$34,702	$(12,230)	$22,472
Plus: reclassification adjustment for gains realized in net income	21,783	(7,624)	14,159
Change related to deferred policy acquisition costs	(3,266)	1,143	(2,123)
Net unrealized investment gains	$53,219	$(18,711)	$34,508

For the six months ended June 30, 2010:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during period	$164,568	$(57,599)	$106,969
Plus: reclassification adjustment for gains realized in net income	6,114	(2,140)	3,974
Change related to deferred policy acquisition costs	(21,234)	7,432	(13,802)
Net unrealized investment gains	$149,448	$(52,307)	$97,141

5.

SHAREHOLDERS' EQUITY

During 2010 and the first six months of 2011, the Board of Directors maintained a quarterly dividend of $.0625 per share.  During 2010 and through the first half of 2011, the Company had not purchased or retired shares of its common stock.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

6.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In January 2005, the Company’s Board of Directors approved an annual contribution to the 401(k) plan equal to 4% of all employees’ salaries, allocated to each of the Company’s employees without regard to the amounts, if any, contributed to the plan by the employees.  Beginning January 1, 2010, the Board of Directors approved an increase to 5% in the Company’s contribution.  The Company contribution is subject to a vesting schedule.  The Company contributed approximately $219,200 and $219,100 into this plan during the six months ended June 30, 2011 and June 30, 2010, respectively.

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

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of June 30, 2011 to be 34.5%.

The Company applied FASB guidance relating to accounting for uncertainty in income taxes.   The balance of the unrecognized tax benefits was $1,011,769 at December 31, 2010 and ($327,873) as of June 30, 2011.  If recognized, this entire adjustment would affect the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the uncertain tax liability above was $416,729 as of December 31, 2010 and $83,981 as of June 30, 2011.

As of June 30, 2011, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits or liabilities will significantly increase or decrease within the next 12 months.

8.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of June 30, 2011, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements that involve risks and uncertainties.   Forward-looking statements reflect management's current expectations of future events, trends or results based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth in Part I, Item 1A of our 2010 Form 10-K/A, which are incorporated herein by reference, and those discussed in “Risk Factors” under Part II, Item 1A of this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Overview

Results

Our earnings per share were $ 0.72 for the first six months of 2011, as compared to $ 0.18 per share for the same period in 2010.  The improved results in 2011 primarily reflect increases in the earnings in equity of our limited partnerships and realized investment gains.  Our total revenues in the first six months of 2011 were $ 139.2 million, compared to $ 130.4 million in the first six months of 2010.  Benefits and expenses in the first six months in 2011 were $ 106.7 million, compared to $ 122.4 million for the same six month period in 2010.  Net income in the first six months of 2011 was $ 21.3 million as compared to $ 5.2 million for the same period in 2010.

Our earnings per share were $ 0.47 for the three month period ended June 30, 2011, as compared to $ 0.24 per share for the same period in 2010.  The improved results in 2011 primarily reflect increases in realized investment gains.  Our total revenues in the three month period ended June 30, 2011 were $ 74.3 million, compared to $ 70.4 million in the three month period ended June 30, 2010.  Benefits and expenses in the three month period ended June 30, 2011 were $ 53.2 million, compared to $ 59.5 million for the same three month period in 2010.  Net income in the three month period ended June 30, 2011 was $ 13.8 million as compared to $ 7.1 million for the same period in 2010.

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

In June 2011, the A.M. Best Co. upgraded the financial strength rating to “B++” (Good) from “B+” (Good) and issuer credit rating (ICR) to "bbb" from "bbb-" of Presidential Life Insurance Company (Presidential Life) (Nyack, NY). A.M. Best also upgraded the ICR to "bb" from "bb-" of the parent company, Presidential Life Corporation [NASDAQ: PLFE]. A.M. Best’s outlook for all ratings is stable.

The rating upgrades reflect Presidential Life's solid capitalization, profitable earnings achieved through strong, albeit volatile, investment income, resolution of litigation issues from prior management and shareholder proxy issues, along with a future business strategy underpinned by growth, which builds on the company's core competencies within the retail insurance annuity business segment.

Partially offsetting these positive rating factors is the Company’s concentrated market profile operating as a mono-line insurer writing predominantly fixed annuity business in a limited geographic area with a narrow product offering, continued future investment income volatility due to exposure to the limited partnership investment asset class and execution risks associated with the company's expansion plans.

Despite these concerns, Presidential Life's outlook is reflective of management's ability to manage the company's continued elevated investment risk profile, improving capitalization and A.M. Best's expectation that solid operating performance will be sustained over the near to medium term and will contribute to organic surplus growth.

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

Results of Operations

A Comparison of the significant items for the six months ended June 30, 2011 with the same period in 2010 and a comparison of significant items for the three months ended June 30, 2011 with the same period in 2010.

A.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life and accident and health insurance premiums decreased from approximately $ 27.9 million for the six months ended June 30, 2010 to approximately $ 13.4 million for the six months ended June 30, 2011.  Life insurance and accident and health premiums were $ 9.0 million, and $ 8.8 million for the first six months of 2011 and 2010, respectively.  Annuity considerations were approximately $ 4.4 million for the six months ended June 30, 2011 as compared to approximately $ 19.2 million for the six months ended June 30, 2010.  The decrease is primarily due to decreased sales in our immediate annuities with life contingencies as a result of the low interest rate environment. These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $29.5 million and $45.7 million in the first six months of 2011 and 2010, respectively.  The decrease was primarily due to the low interest rate environment that continued into 2011.

Total annuity considerations and life and accident and health insurance premiums decreased from approximately $ 13.2 million for the three months ended June 30, 2010 to approximately $ 7.5 million for the three months ended June 30, 2011 as sales of immediate annuities decreased.

Policy Fee Income

Universal life and investment type policy fee income was approximately $1.8 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.  Policy fee income consists principally of amounts assessed during the period against policyholders’ account balances for mortality and surrender charges.

Net Investment Income and Equity in Earnings on Limited Partnerships

Net investment income and equity in earnings on limited partnerships totalled approximately $ 100.3 million during the first six months of 2011, as compared to approximately $ 92.7 million during the first six months of 2010.  This represents an increase of approximately $ 7.6 million.

Income from limited partnerships that are accounted for using equity method of accounting, amounted to approximately $ 2.0 million during the first six months of 2011, as compared to a loss of approximately  ($5.2) million during the first six months of 2010.  This represents an increase of approximately $ 7.2 million. Income derived from the limited partnerships accounted for under the fair value method are classified as realized gains and losses; (see below).  The decreases and increases in investment income from the limited partnerships are largely reflective of the inherent volatility in this portfolio.

Net investment income totalled approximately $ 98.3 million during the first six months of 2011, as compared to approximately $ 97.9 million during the first six months of 2010.  This represents an increase of approximately $ .5 million.

The Company had net investment income and equity in gain (losses) from the limited partnerships of $ 48.7 million and $ 49.2 million for the three month periods ended June 30, 2011 and 2010, respectively.

The Company's ratios of net investment income to average cash and invested assets (based on book value and excluding equity in earnings of the limited partnerships) for the six month periods ended both June 30, 2011 and June 30, 2010 were 5.9%.

Net Realized Investment Gains and Losses and other than temporary impairment losses recognized in earnings

Realized investment gains, including OTTI losses, amounted to approximately $ 21.8 million during the first six months of 2011, as compared to realized investment gains of approximately $ 6.1 million during the first six months of 2010.  The increase of approximately $ 15.7 million was primarily due to an increase in realized gains on fixed maturities of approximately $2.0 million and an increase in realized gains in the limited partnerships of approximately $13.7 million.  The Company had write-downs of approximately $ 0.9 million attributable to other than temporary impairments in the limited partnerships and approximately $2.7 million attributable to fixed maturities for the six months ended June 30, 2011.  For the six months ended June 30, 2010, the Company had no write-downs attributable to other than temporary impairments.  During the first six months of 2011 and 2010, payor swaptions had realized losses of $663,000 and $390,000, respectively.  The change in the fair value of the derivative instruments is reflected in the income statement as a realized loss or gain.

The Company had realized investment gains, including OTTI losses, of $ 16.9 million for the three months ended June 30, 2011 and realized investment gains of $ 5.9 million for the three months ended June 30, 2010.  The variance of approximately $ 11.1 million is primarily due to an increase in realized gains from the limited partnership portfolio of approximately $10.5 million and an increase in realized gains on fixed maturities of approximately $3.7 million when comparing the second quarter of 2011 to the same period in 2010.

B.

Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid to policyholders amounted to $ 88.0 million in the first six months of 2011 as compared to $ 106.9 million in the first six months of 2010.  This represents a decrease of approximately 17.6%.  This decrease was primarily due to a decrease in the liability for future policy benefits.  The decrease in the liability is primarily due to decreased sales on our immediate annuities.  For the three month periods ended June 30, interest credited and benefits paid to policyholders decreased from $ 53.1 million in 2010 to $ 43.1 million in the same period of 2011 due to a decrease in future policy benefits.

A significant contributor to the Company’s profitability depends, in large part, on the investment returns generated on our portfolio, (excluding our limited partnerships), less what the Company is contractually obligated to credit to our policyholders (this is referred to as “investment spread”).  The crediting rate on reserves for the first six months of 2011 and 2010 was 4.99% and 5.08%, respectively.  The actual investment spread for the six months ended June 30, 2011 and June 30, 2010 was 0.95% and 0.84%, respectively.  The investment spread for the three month period ended June 30, 2011 and June 30, 2010 was 0.87% and 0.92%, respectively.

General Expense, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $ 15.5 million for the six months ended June 30, 2011, as compared to approximately $ 12.2 million for the six months ended June 30, 2010.  General expenses, taxes and commissions to agents totaled approximately $ 8.1 million for the three month period ended June 30, 2011, as compared to approximately $ 5.1 million for the three month period ended June 30, 2010.  The majority of the increase was primarily due to an increase in severance costs, the New York State triennial examination and legal/accounting expenses associated with the Company’s financial restatements.

Change in Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the six months ended June 30, 2011 resulted in a charge of approximately $ 3.2 million, as compared to a charge of approximately $ 2.1 million for the six months ended June 30, 2010.  Changes in DAC consist of the following three elements as summarized below:

(in thousands)	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Deferred costs associated with product sales	$(1,547)	$(1,630)	$(2,788)	$(3,182)
Amortization of DAC on deferred annuity business	2,538	1,579	3,594	2,926
Amortization of DAC on the remainder of the Company’s business	1,040	1,144	2,356	2,364
Net change in DAC	$2,031	$1,093	$3,162	$2,108

Under applicable accounting rules, DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Insurance Company related to these assets increase, the amount and timing of amortization is accelerated.  The higher level of amortization in the first six months of 2011 relates primarily to unrealized capital gains reported as of June 30, 2011.

C.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $ 32.5 million for the six months ended June 30, 2011, as compared to approximately $ 8.0 million for the six months ended June 30, 2010.  For the quarters ended June 30, 2011 and 2010, the income before income taxes amounted to approximately $ 21.1 million and $ 10.9 million, respectively.

D.

Income Taxes

Income tax expense was approximately $ 11.2 million for the six months ended June 30, 2011 as compared to $ 2.8 million for the six months ended June 30, 2010.  The income tax expense was approximately $ 7.3 million and $ 3.8 million for the second quarters of 2011 and 2010, respectively.

In order to calculate income tax expense, the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of June 30, 2011 and June 30, 2010 to be 34.5%.

E.

Net Income

For the reasons discussed above, the Company had a net income of approximately $ 21.3 million during the six months ended June 30, 2011 and approximately $ 5.2 million during the six months ended June 30, 2010.  The Company had a net income of $ 13.8 million for the three months ended June 30, 2011 and approximately $ 7.1 million for the three months ended June 30, 2010.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income increased from a gain of approximately $ 118.6 million at December 31, 2010 to a gain of $ 153.1 million at June 30, 2011.  The increase was due to an increase in net unrealized investment gains, net of taxes, during the first six months of the year of approximately $ 34.5 million.  General economic and market conditions were the primary reasons for the increase.

The following information summarizes the components of the unrealized investment gains:

As of	June 30, 2011	December 31, 2010
($ in thousands)
Fixed maturities	$216,821	$182,196
Limited Partnerships	44,550	22,779
Common stocks	896	807
	262,267	205,782
Tax effect	(82,294)	(63,583)
Contra DAC effect	(26,856)	(23,590)
	$153,117	$118,609

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are operating expenses and dividend payments.  The Company's principal sources of cash are interest on its investments, dividends from the Insurance Company, and rent from its real estate.  During the first half of 2011, the Company's Board of Directors declared quarterly cash dividends of $0.0625 per share payable on April 1 and July 1, 2011.  During the first six months of 2011, the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, which it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses) both on a statutory basis.  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In 2010, the Insurance Company made $23 million in dividend payments to the Company.  No dividend payments have been made to the Company during the first six months of 2011.  The Board of Directors passed a resolution to upstream up to $26.9 million in 2011.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 40.7% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  In 2010, annuity surrenders and death claims outpaced new sales causing a minor decline in total annuity inforce.  In 2011, the Company believes that surrenders and death claim activity combined with the challenging low interest rate environment for annuity sales, may result in a slight decline in  total annuities inforce.  Policyholder account balance surrenders totaled approximately $59.2 million and $60.0 million for the six-month periods ending June 30, 2011 and 2010, respectively. In 2011, approximately 6.2% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently managed this business regardless of the rate trends.  The Company's ratio of surrenders to average reserves on its deferred annuity business for the first six months of 2011 is approximately 5.6% on an annualized basis.  As of December 31, 2010, the Company’s ratio of surrenders to average reserves on its deferred annuity business was 5.6%.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by (used in) the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately  ($17.0) million and  ($2.3) million during the six months ended June 30, 2011 and 2010, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $ 73.3 million, and $ 20.4 million during the six months ended June 30, 2011 and 2010, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  Net cash used in the Company's financing activities amounted to approximately  ($44.0) million and  ($21.6) million during the six months ended June 30, 2011 and 2010, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Company’s consolidated balance sheet.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments, approximately 4.0% and 2.8% as of June 30, 2011 and December 31, 2010, respectively.  The Company manages the investment portfolio focusing on duration management to support our current and future liabilities.  Through periodic monitoring of the effective duration of the company’s assets and liabilities, the company ensures that the degree of duration mismatch is within the guidelines of the Company’s policy which provides for a mismatch of up to one year. As of June 30, 2011 and December 31, 2010, the effective duration of the Company's fixed income portfolio was approximately 5.7 and 5.6 years, respectively, which was within one year of the Company’s liability duration.

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

The table below summarizes the credit quality of our fixed maturity securities, excluding preferred stocks, as of June 30, 2011 and December 31, 2010 as rated by Standard and Poor’s.

	As of June 30, 2011		As of December 31, 2010
($ in thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value

US Treasuries	$43,194	1.3%	$161,324	4.9%
AAA	158,357	4.8%	158,591	4.8%
AA	348,997	10.6%	338,133	10.3%
A	1,059,553	32.2%	1,021,868	31.1%
BBB, BBB+, BBB-	1,486,472	45.2%	1,384,364	42.1%
BB, BB+, BB-	132,051	4.0%	173,888	5.3%
B	45,208	1.4%	39,427	1.2%
CCC, CC, C or lower	16,099	0.5%	11,533	0.3%
Total	$3,289,931	100.0%	$3,289,128	100.0%

On a statutory basis, the Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of June 30, 2011 and December 31, 2010, approximately 3.3% of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

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

As of June 30, 2011, the carrying value of the Company’s limited partnerships was approximately $206.2 million or 5.8% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At June 30, 2011, the Company’s investments in equity securities, including limited partnership interests, were approximately 5.8% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Limited partnerships"  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $49.8 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $28.0 million, $20.6 million and $1.2 million will expire in 2011, 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments is returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

As an element of its asset liability management strategy, the Company has utilized hedges against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as Payor Swaptions.  Swaptions are options to enter into an interest rate swap arrangement with a Counterparty (major money-center U.S. bank) at a specified future date.  At expiration, the Counterparty would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The total notional amount of the three payor swaptions at June 30, 2011 was $221.5 million and the Swaptions expire annually from January 2015 through 2017.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates.  With the Swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

The Company has determined that the Payor Swaptions represent a “non-qualified hedge”. These investments are classified on the balance sheet as “Derivative Instruments”. The value of the Payor Swaptions is recognized at “fair value” (market value), with any change in fair value reflected in the income statement as a realized gain or loss. The market value of the Payor Swaptions totalled $8,738,857 at June 30, 2011. This represented a decline in market value since December 31, 2010 of $ 663,026.

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

	Less than			After
Contractual Obligations	1 Year	1-3 Years	4-5 Years	5 Years	Total

Unfunded Limited Partnership Commitments (1)	$28,046	$21,774	$-	$-	$49,820
Policy Liabilities (2)	$526,784	$908,321	$641,154	$2,433,515	$4,509,774

1) See Note 2 “Investments”, of the consolidated financial statements

(2) The difference between the recorded liability of $3,106.7 million, and the total payment obligation amount of $4,509.7 million, is $1,403 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total payment of $4,509.7 million, $2,929.7 million, or 65%, is from the Company’s deferred annuity, life, and accident and health business.  Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

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

New Accounting Pronouncements

See Note 1(L) of the consolidated financial statements for a full description of the new accounting pronouncements including the respective dates of adoption and the effects on the results of operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010.  During the first six months of 2011, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2010.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2011, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control over Financial Reporting

To date, the Company has implemented changes in its internal control over financial reporting related to the accounting for limited partnership investments.  In particular, the Company has implemented new policies and controls with respect to assessing the level of influence for its limited partnership investments and reporting the limited partnership activity based on a three month lag. With respect to the other than temporary impairment (OTTI) of limited partnerships investments, the Company developed and implemented an appropriate remediation plan. In particular, the investment accounting function reporting responsibility has changed and now reports to the Chief Financial Officer, or CFO.  Pursuant to the new procedures, the investment accounting staff analyzes all investments for OTTI and provides the CFO and CIO their recommendation. These new procedures require the investment accounting staff, at the direction of the CFO, to perform more rigorous analytical testing of selected securities on a quarterly basis, which include discounted cash flow modeling.  The results of such testing are utilized, in conjunction with detailed write-ups on selected securities to be provided by the CIO, in determining the proper OTTI for the quarter, if any. Once approved by the CIO and CFO, an OTTI analysis and recommendations are presented to the Investment Committee of the Board for their review and approval. Once approved by the Investment Committee, the OTTI analysis and recommendations are presented to the Audit Committee for their review and approval.  This change in reporting responsibility and additional review procedures are designed to remediate the material weakness by strengthening the control environment as it relates to the OTTI review process. The Audit Committee has retained an independent  advisor to assist the Company in further developing and implementing an appropriate remediation plan.

Other than the remediation efforts discussed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the period ended June 30, 2011, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of June 30, 2011 the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 1A.  Risk Factors

The Company’s business is subject to certain risks and events that, if they occur, could adversely affect the financial condition and results of operations and the trading price of our common stock.  For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s 2010 Form 10-K/A.  In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company’s risk factors since the date of filing the 2010 Form 10-K/A.

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

Replacement of non-executive chairman (filed as Exhibit 99.1 to the Company’s Form 8-K filed on June 9, 2011, and incorporated herein by reference).

Amendment and Restated Bylaws of Presidential Life Corporation (filed as Exhibit 3.1 to the Company’s Form 8-K filed May 27, 2011, and incorporated herein by reference).

Press Release entitled “Presidential Life Announces First Quarter 2011 Results” (filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 16, 2011, and incorporated herein by reference).

PRESIDENTIAL LIFE CORPORATION

August 8, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   August 8, 2011

  /s/ Donald L. Barnes

Donald L. Barnes, President and Duly

Authorized Officer of the Registrant

Date:   August 8, 2011

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

Date: August 8, 2011

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

Date: August 8, 2011

                                          /s/P.B. (Pete) Pheffer

                                                                                                    ----------------------

P.B. (Pete) Pheffer

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Barnes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Donald L. Barnes

------------------

Donald L. Barnes

Chief Executive Officer

August 8, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, P.B. (Pete) Pheffer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ P.B. (Pete) Pheffer

-------------------

P.B. (Pete) Pheffer

Chief Financial Officer

August 8, 2011