Form 10-Q/A
period 2011-06-30
PRESIDENTIAL LIFE CORP
filed 2011-08-16
CIK 80124

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

Explanatory Note:

The sole purpose of this Amendment to the Form 10-Q for the period ending June 30, 2011 is to file the XBRL exhibits  that  were  originally  rejected for filing because they were misidentified. No other changes have been made to the Form 10-Q.  This Amendment does not reflect events that may have occurred subsequent to the original filing date.

Exhibit No.

Description

31.1*

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.0**

The following materials from the Quarterly Report on Form 10-Q of Presidential Life Corporation for the quarter ended June 30, 2011, filed on August 8, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders Equity, (iv) the Statements of Cash Flows and (v) the Notes to the Financial Statements.

*Previously filed

** Furnished herewith

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PRESIDENTIAL LIFE CORPORATION

Date: August 16, 2011

By:

 Donald L. Barnes

 Chief Executive Officer

Date: August 16, 2011

By:

P.B (Pete) Pheffer,

Chief Financial Officer