Form 10-Q/A
period 2010-09-30
PRESIDENTIAL LIFE CORP
filed 2011-08-25
CIK 80124

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

As previously disclosed in a Current Report on Form 8-K filed with the SEC on May 10, 2011, the Board of Directors of the Company determined that the Company’s financial statements for the years ended December 31, 2009 and 2008, as previously restated in the 2010 Form 10-K, the financial statements for the year ended December 31, 2010 included in the 2010 Form 10-K and the financial statements for each of the first three quarters of the year ended December 31, 2010 (such financial statements, the “Subject Financial Statements”), should no longer be relied upon because they contain an error as addressed in FASB Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections.  In the process of preparing the Subject Financial Statements, the Company made an error in failing to analyze other-than-temporary-impairment (“OTTI”) related to its limited partnership investments. Management has determined that this error resulted in an understatement of net loss for the year ended December 31, 2008 and an overstatement of net income for the year ended December 31, 2009 in the Subject Financial Statements.  The error resulted in an understatement of accumulated other comprehensive income and an overstatement of retained earnings as of December 31, 2010, 2009 and 2008.  There was no change in total stockholder’s equity as a result of the error.  Because the components of stockholder’s equity are being restated, accumulated other comprehensive income and retained earnings will change in each of the first three quarters of 2010 from that previously reported.   This error has been corrected by restating (the “OTTI Restatement”) the Company’s financial statements for the years ended December 31, 2008, 2009 and 2010, which were included in an amendment to its 2010 Form 10-K (the “2010 Form 10-K/A”) filed with the SEC on July 6, 2011 and further amended on July 16, 2011.

The Company previously corrected the error in the first two quarters of 2009 as a result of Original Restatement and the OTTI Restatement through the filing of amendments to its Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2010 and June 30, 2010.  For the period ended September 30, 2010, corrections are included in this Form 10-Q/A.

For a more detailed discussion of the Original Restatement and the OTTI Restatement including its impact on the Company’s Consolidated Financial Statements, see Item 2:  Management Discussion and Analysis of Results of Operations and Financial Condition-Executive Summary and Note 10 to Consolidated Financial Statements.

INDEX

Part I	Financial Information	Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	September 30, 2010 (Unaudited) (Restated) and December 31, 2009	4

	Consolidated Statements of Operation (Unaudited) (Restated)
	For the three months and nine months ended September 30, 2010 and 2009	5
	Consolidated Statements of Shareholders'
	Equity (Unaudited) (Restated) - For the nine months ended
	September 30, 2010 and 2009	6

	Consolidated Statements of Cash Flows (Unaudited)(Restated) -
	For the nine months ended September 30, 2010 and 2009	7

	Notes to Consolidated Financial Statements (Unaudited)	8-25

Item 2.	Management's Discussion and Analysis of	26-38
	Financial Condition and Results of Operations

Part II -	Other Information	38-39

Item 5.	Exhibits and Reports on Form 8-K

	a) Exhibits
31.1 Certification of Chief Executive Officer 31.2 Certification of Chief Financial Officer 32.1 Certification of Chief Executive Officer 32.2 Certification of Chief Financial Officer		40
		41
		42
		43

PART 1 – FINANCIAL INFORMATION

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

Item 1.  Financial Statements

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS:	(As Restated)
Investments:	(See Footnote 10)
Fixed maturities:
Available for sale at market (Amortized cost of
$3,214,438 and $3,043,757 respectively)	$ 3,499,713	$ 3,087,021
Common stocks (Cost of $476 and
$475, respectively)	2,042	1,947
Derivative instruments, at fair value	-	390
Real estate	415	415
Policy loans	19,495	18,959
Short-term investments	119,441	293,136
Limited partnerships	235,972	212,707
Total Investments	3,877,078	3,614,575

Cash and cash equivalents	1,833	8,763
Accrued investment income	43,868	41,281
Deferred policy acquisition costs	46,115	78,065
Furniture and equipment, net	417	447
Amounts due from reinsurers	16,286	15,056
Federal income taxes recoverable	22,805	18,313
Deferred federal income taxes, net	-	175
Other assets	1,443	1,506
TOTAL ASSETS	$ 4,009,845	$ 3,778,181

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$ 2,420,280	$ 2,444,984
Future policy benefits:
Annuity	661,430	645,801
Life and accident and health	80,548	76,457
Other policy liabilities	10,292	10,592
Total Policy Liabilities	3,172,550	3,177,834

Deposits on policies to be issued	923	1,905
General expenses and taxes accrued	2,258	2,461
Deferred federal income taxes, net	76,709	-
Amounts due for security transactions	12,497	-
Other liabilities	13,441	14,462
Total Liabilities	$ 3,278,378	$ 3,196,662

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,574,697 and 29,574,697 shares, respectively)	296	296
Additional paid in capital	7,052	6,639
Accumulated other comprehensive gain	181,034	32,850
Retained earnings	543,085	541,734
Total Shareholders’ Equity	731,467	581,519
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 4,009,845	$ 3,778,181

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30, (As Restated) (See Footnote 10)		NINE MONTHS ENDED SEPTEMBER 30, (As Restated) (See Footnote 10)
REVENUES:	2010	2009	2010	2009
Insurance Revenues:
Premiums	$ 4,274	$ 3,331	$ 13,031	$ 10,537
Annuity considerations	21,114	11,239	40,267	26,365
Universal life and investment type policy fee income Equity in earnings (losses) on limited partnerships	528 (845)	489 1,603	1,587 (6,036)	1,635 2,544
Net investment income	49,830	48,930	147,682	147,735
Realized investment gains (losses),excluding other than temporary impairment (“OTTI”) losses	1,807	(663)	7,921	2,145
Total OTTI losses recognized in earnings	-	(3,430)	-	(20,315)
Other income	1,124	1,148	3,739	2,864

TOTAL REVENUES	77,832	62,647	208,191	173,510

BENEFITS AND EXPENSES:
Death and other life insurance benefits	4,408	3,704	13,549	10,604
Annuity benefits	19,991	20,044	60,670	58,934
Interest credited to policyholders' account balances	26,677	27,123	79,996	81,373
Interest expense on notes payable	-	-	-	753
Other interest and other charges	319	418	877	1,068
Increase in liability for future policy benefits	15,344	3,143	18,540	4,256
Commissions to agents, net	2,117	2,286	5,578	8,405
Costs related to consent revocation solicitation and related matters	297	-	1,470	-
General expenses and taxes	5,237	3,519	13,966	12,496
Change in deferred policy acquisition costs	881	106	2,989	(714)

TOTAL BENEFITS AND EXPENSES	75,271	60,343	197,635	177,175

Income before income taxes	2,561	2,304	10,556	(3,666)

Provision (benefit) for income taxes:
Current	181	4,003	6,565	(676)
Deferred	710	(3,197)	(2,906)	(530)
	891	806	3,659	(1,206)

NET INCOME (LOSS)	$ 1,670	$ 1,498	$ 6,897	$ (2,460)

Earnings (loss) per common share, basic	$ .06	$ .05	$ .23	$ (.08)
Earnings (loss) per common share, diluted	$ .06	$ .05	$ .23	$ (.08)

Weighted average number of shares outstanding during the period, basic	29,574,697	29,574,697	29,574,697	29,574,511
Weighted average number of shares outstanding during the period, diluted	29,574,697	29,574,697	29,574,697	29,574,511

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands, except per share data) (As restated, See Footnote 10)

(Unaudited)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2009	$ 296	$ 5,851	$ 544,233	$ (132,230)	$ 418,150

Comprehensive Income:

Net Loss			(2,460)		(2,460)

Net Unrealized Investment Gains				161,164	161,164

Comprehensive Income					158,704

Exercise of Shares Under Stock Option Plan		4			4
Share Based Compensation		641			641

Dividends paid to Shareholders ($.0625 per share)			(5,546)		(5,546)
Balance at September 30, 2009	$ 296	$ 6,496	$ 536,227	$ 28,934	$ 571,953

Balance at January 1, 2010	$ 296	$ 6,639	$ 541,734	$ 32,850	$ 581,519

Comprehensive Income:

Net Income			6,897		6,897

Net Unrealized Investment Gains				148,184	148,184

Comprehensive Income					155,081

Share Based Compensation		413			413

Dividends paid to Shareholders ($.0625 per share)			(5,546)		(5,546)
Balance at September 30, 2010	$ 296	$ 7,052	$ 543,085	$ 181,034	$ 731,467

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
	2010 (As restated) (See Footnote 10)	2009 (As restated) (See Footnote 10)
OPERATING ACTIVITIES:
Net income (loss)	$ 6,897	$ (2,460)
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit (provision) for deferred income taxes	(2,906)	(530)
Depreciation and amortization	114	194
Stock option expense	413	641
Amortization of fixed maturity discounts and premiums	(12,153)	(12,415)
Equity in earnings (losses) on limited partnerships	6,036	(2,544)
Realized investment (gains) losses	(7,921)	(2,145)
Other than temporary impairments recognized	-	20,315
Changes in:
Accrued investment income	(2,587)	(939)
Deferred policy acquisition costs	2,989	(714)
Federal income tax recoverable	(4,492)	(111)
Liability for future policy benefits	19,720	5,148
Other items	(1,566)	(389)

Net Cash Provided by (Used In) Operating Activities	$ 4,544	$ 4,051

INVESTING ACTIVITIES:
Fixed Maturities:
Available for Sale:
Acquisitions	(326,854)	(204,214)
Maturities, calls and repayments	3,331	10,411
Sales	166,674	172,860
Common Stocks:
Acquisitions	-	(4)
Decrease in short-term investments and policy loans	173,159	56,751
Limited partnerships:
Additions to limited partnerships	(23,746)	(18,720)
Distributions from limited partnerships	16,716	13,062
Amount due on security transactions, net	12,497	22,005

Net Cash Provided By Investing Activities	$ 21,777	$ 52,151

FINANCING ACTIVITIES:
(Decrease) increase in policyholders’ account balances	(24,704)	12,694
Bank overdrafts	(2,019)	1,147
Deposits on policies to be issued	(982)	5
Issuance of common stock	-	4
Retirement of Senior Notes	-	(66,500)
Dividends paid to shareholders	(5,546)	(5,546)

Net Cash Used In Financing Activities	$ (33,251)	$ (58,196)

Decrease in Cash and Cash Equivalents	(6,930)	(1,994)
Cash and Cash Equivalents at Beginning of Period	8,763	3,820

Cash and Cash Equivalents at End of Period	$ 1,833	$ 1,826

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$ 11,058	$ 208

Interest Paid	$ -	$ 2,618

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation is an insurance holding company that, through its wholly owned subsidiary, Presidential Life Insurance Company (the “Insurance Company”), markets and sells a variety of fixed annuity, life insurance and accident and health insurance products.  We manage our business and report as a single business segment.  We are a Delaware corporation founded in 1965. Through the Insurance Company, we are licensed to market our products in all 50 states and the District of Columbia.  Unless the context otherwise requires, the “Company,” “we,” “us,” “our” and similar references shall mean Presidential Life Corporation and the Insurance Company, collectively

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Management believes that, although the disclosures are adequate, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on Form 10-K/A on July 6, 2011 and further amended on July 16, 2011.

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

When assessing our intent to sell a fixed maturity security or if it is more likely that the Company will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio and sale of securities to meet cash flow needs.  In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover.  The discount rate is the effective interest rate implicit in the underlying fixed maturity security.  The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired.  If an OTTI exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income.  If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated

Statements of Income, as this is also deemed the credit portion of the OTTI.  The remainder, if any,  of the decline to fair value is recorded to OCI, as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

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

The Company’s investments in real estate consist of two acres of undeveloped land and two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Both buildings are fully depreciated and have no depreciation expense.

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

In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred.  If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011.  The Company is in the process of assessing the impact that this guidance will have on its financial condition and results of operations.

2.

INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of September 30, 2010.

The following information summarizes the components of net investment income:

	For the nine months ended September 30, 2010 (in thousands)	For the nine months ended September 30, 2009 (in thousands)

Fixed maturities	$ 148,575	$ 146,720
Common stocks	386	748
Short-term investments	299	699
Other investment income	1,931	1,702
	151,191	149,869

Less investment expenses	3,509	2,134

Net investment income	$ 147,682	$ 147,735

	For the three months ended September 30, 2010 (in thousands)	For the three months ended September 30, 2009 (in thousands)

Fixed maturities	$ 50,229	$ 48,533
Common stocks	7	10
Short-term investments	85	153
Other investment income	468	788
	50,789	49,484

Less investment expenses	959	554

Net investment income	$ 49,830	$ 48,930

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

($ in thousands)	Fair Value Measurements Using

Description	As of 9/30/2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$ 229,380	$ 202,125	$ 26,930	$ 325
States and municipalities	259,275	-	259,275	-
Corporate debt securities	2,736,295	-	2,723,162	13,133
Mortgage backed securities	165,759	-	165,759	-
Preferred Stock	109,004	-	106,024	2,980
Fixed Maturities	3,499,713	202,125	3,281,150	16,438

Common Stock	2,042	748	-	1,294
Cash and cash equivalents	1,833	1,833	-	-
Short-Term investments	119,441	-	119,441	-
Limited partnerships (as restated)	219,266	-	-	219,266

Total	$ 3,842,295	$ 204,706	$ 3,400,591	$ 236,998

($ in thousands)	Fair Value Measurements Using

Description	As of 12/31/2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$ 254,878	$ 227,937	$ 22,398	$ 4,543
States and municipalities	99,856	-	99,856	-
Corporate debt securities	2,435,429	-	2,419,252	16,177
Mortgage backed securities	197,189	-	182,210	14,979
Preferred Stock	99,669	-	96,211	3,458
Fixed Maturities	3,087,021	227,937	2,819,927	39,157

Common Stock	1,947	703	-	1,244
Derivatives	390	-	390	-
Cash and cash equivalents	8,763	8,763	-	-
Short-Term investments	293,136	-	293,136	-
Limited partnerships (as restated)	186,966	-	-	186,966

Total	$ 3,578,223	$ 237,403	$ 3,113,453	$ 227,367

Limited partnerships recorded using the equity method of accounting are not recognized to be accounted for under ASC 820 and as such are not reflected in the tables above.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)	Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Limited partnerships (as restated)	Common Stock	Fixed Maturities	Total
For the nine months ended September 30, 2010
Beginning Balance at December 31, 2009	$ 190,406	$ 1,244	$ 39,157	$ 230,807
Total gains or losses (realized/unrealized)
Included in earnings	6,636	-	(1)	6,635
Included in other comprehensive income	14,896	50	(1,215)	13,731
Purchases	22,219	-	-	22,219
Sales	(14,891)	-	(1,936)	(16,827)
Transfers in and /or out of Level 3	-	-	(19,567)	(19,567)
Ending Balance at September 30, 2010	$ 219,266	$ 1,294	$ 16,438	$ 236,998
For the nine months ended September 30, 2009
Beginning Balance at December 31, 2008	$ 230,700	$ 249	$ 4,296	$ 235,245
Total gains or losses (realized/unrealized)
Included in earnings	(1,038)	-	1	(1,037)
Included in other comprehensive income	(50,344)	(173)	303	(50,214)
Purchases	16,586	-	-	16,586
Sales	(8,938)	-	(1,726)	(10,664)
Transfers in and /or out of Level 3	-	-	2,417	2,417
Ending Balance at September 30, 2009	$ 186,966	$ 76	$ 5,291	$ 192,333

($ in thousands)	Recurring Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Limited partnerships (as restated)	Common Stock	Fixed Maturities	Total
For the three months ended September 30, 2010
Beginning Balance at July 1, 2010	$ 212,650	$ 1,231	$ 17,143	$ 231,024
Total gains or losses (realized/unrealized)
Included in earnings	1,650	-	-	1,650
Included in other comprehensive income	1,491	63	(80)	1,474
Purchases	7,191	-	-	7,191
Sales	(3,716)	-	(331)	(4,047)
Transfers in and /or out of Level 3	-	-	(294)	(294)
Ending Balance at September 30, 2010	$ 219,266	$ 1,294	$ 16,438	$ 236,998
For the three months ended September 30, 2009
Beginning Balance at July 1, 2009	$ 187,759	$ 76	$ 6,226	$ 194,061
Total gains or losses (realized/unrealized)
Included in earnings	941	-	2	943
Included in other comprehensive income	(1,871)	-	63	(1,808)
Purchases	4,231	-	-	4,231
Sales	(4,094)	-	(557)	(4,651)
Transfers in and /or out of Level 3	-	-	(443)	(443)
Ending Balance at September 30, 2009	$ 186,966	$ 76	$ 5,291	$ 192,333

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

(in thousands)		September 30, 2010		December 31, 2009
Investment Category	Investment Category Includes	Fair Value Using Net Asset Value	Unfunded Commitments	Fair Value Using Net Asset Value	Unfunded Commitments
Restructuring	Securities of companies that are in default, under bankruptcy protection or troubled.	$40,809	14,025	$34,483	23,368
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired with the use of leverage.	39,156	21,597	36,565	23,300
Real estate	Real estate assets, real estate joint ventures and real estate operating companies.	23,526	6,014	26,341	6,770
Infrastructure	Investments in essential public goods and services such as transportation and energy projects with long-term stable cash flows located around the globe.	20,369	10,698	14,321	15,134
Oil and gas	Equity and equity related investments in the upstream and midstream independent oil and gas sector of North America.	25,720	10,178	13,220	22,492
Other	Secondary, mezzanine, debt and collateralized bond offerings.	8,530	2,782	9,113	2,782
Total private equity funds		158,110	65,294	134,043	93,846
Hedge distressed	Securities of companies that are in default, under bankruptcy protection or troubled.	20,083	-	17,686	-
Hedge multi-strategy	Pursue multiple strategies i.e. arbitrage, credit, structured credit, long/short equity to reduce risks and reduce volatility.	57,779	-	60,978	-
Total hedge funds		77,862	-	78,664	-
Total Limited Partnerships		$235,972	65,294	$212,707	93,846

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

Derivatives Not Designated as Hedging Instruments ($ in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Nine months ended September 30,
		2010	2009

Payor Swaptions	Realized investment (losses) gains	$ (390)	$ 477

Total		$ (390)	$ 477

Derivatives Not Designated as Hedging Instruments ($ in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Three months ended September 30,
		2010	2009

Payor Swaptions	Realized investment (losses) gains	$ -	$ (2,220)

Total		$ -	$ (2,220)

4.

CHANGE IN NET UNREALIZED INVESTMENT GAINS/(LOSSES)

	Pre Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
For the nine months ended September 30, 2010:	(in thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during the period	$ 249,825	$ (87,439)	$ 162,386
Plus: reclassification adjustment for gains realized in net income	7,921	(2,772)	5,149
Change related to deferred policy acquisition costs	(29,771)	10,420	(19,351)
Net unrealized investment gains	$ 227,975	$ (79,791)	$ 148,184

For the Nine months ended September 30, 2009:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during the period	$ 313,649	$ (109,777)	$ 203,872
Plus: reclassification adjustment for losses realized in net income	(18,170)	6,360	(11,810)
Change related to deferred policy acquisition costs	(47,535)	16,637	(30,898
Net unrealized investment gains	$ 247,944	$ (86,780)	$ 161,164

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

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  In the United States, the Company is no longer subject to federal income tax examinations by tax authorities, generally for the years prior to 2006.    The 2004 and 2005 tax examination concluded in January, 2011 with no adjustments to the filed returns.

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

10.

PRESENTATION OF RESTATED FINANCIAL STATEMENTS

The results included in this Form 10-Q/A for September 30, 2010 and 2009 are restated from previously reported results.

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

b)

OTTI Restatement

In connection with OTTI analysis for limited partnerships during the first quarter of 2011, the Company determined that it made an error in failing to analyze OTTI and correctly recognize OTTI charges during the three and nine months period ended September 30, 2009.  As a result of this accounting error, total revenue, net income, and earnings per share were all overstated for the three and nine months period ended September 30, 2009. In addition, retained earnings were all overstated in the accompanying financial statements with a corresponding understatement of accumulated other comprehensive income. There was no change to total stockholder’s equity as a result of this error.

The effects of the restatement on the Company's consolidated financial statements for 2010 and 2009 are summarized as follows:

         January 1, 2009

Balance Sheet at January 1, 2009	As Previously Reported	Increase (Decrease)	January 1, 2009 As Restated
Accumulated other comprehensive gain	(137,160)	4,930	(132,230)
Retained earnings	560,785	(16,552)	544,233

Balance Sheet at September 30, 2010	September 30, 2010 As Previously Reported	Increase (Decrease)	September 30, 2010 As Restated
Limited partnerships	$ 228,650	7,322	$ 235,972
Total investments	3,869,756	7,322	3,877,078
Deferred policy acquisition costs	46,044	71	46,115
Deferred federal income taxes, net	74,122	2,587	76,709
Total liabilities	3,275,791	2,587	3,278,378
Accumulated other comprehensive gain	154,352	26,682	181,034
Retained earnings	564,961	(21,876)	543,085
Total shareholders’ equity	726,661	4,806	731,467

Statement of Income for the nine months ended September 30, 2010
Equity in losses on limited partnerships	-	(6,036)	(6,036)
Net investment income	143,986	3,696	147,682
Net realized investment gains, excluding other than temporary impairment (“OTTI”) losses	1,287	6,634	7,921
Total Revenues	203,896	4,294	208,191
Change in deferred policy acquisition costs	2,206	783	2,989
Total Benefits and Expenses	196,852	783	197,635
Income before taxes	7,044	3,512	10,556
Deferred income taxes	(4,135)	1,229	(2,906)
Net Income	4,614	2,283	6,897
Earnings per share, basic and diluted	.15	.08	.23
Statement of Income for the three months ended September 30, 2010	September 30, 2010 As Previously Reported	Increase (Decrease)	September 30, 2010 As Restated
Equity in losses on limited partnerships	-	(845)	(845)
Net investment income	48,980	850	49,830
Net realized investment gains, excluding other than temporary impairment (“OTTI”) losses	158	1,649	1,807
Total Revenues	76,178	1,654	77,832
Change in deferred policy acquisition costs	718	163	881
Total Benefits and Expenses	75,108	163	75,271
Income before taxes	1,070	1,491	2,561
Deferred income taxes	188	522	710
Net Income	701	969	1,670
Earnings per share, basic and diluted	.02	.04	.06

Statement of Cash Flows for the nine months ended September 30, 2010
OPERATING ACTIVITIES:
Net Income	4,614	2,283	6,897
Provision for deferred income taxes	(4,135)	1,229	(2,906)
Equity in losses on limited partnerships	-	6,036	6,036
Realized investment losses	(1,287)	(6,634)	(7,921)
Changes in:
Deferred policy acquisition costs	2,206	783	2,989
Net Cash Provided By (Used) In by Operating Activities	847	3,697	4,544
INVESTING ACTIVITIES:
Contributions to limited partnerships	(29,553)	5,807	(23,746)
Distributions from limited partnerships	26,220	(9,504)	16,716
Net Cash Provided by Investing Activities	25,474	(3,697)	21,777

Statement of Income for the nine months ended September 30, 2009	September 30, 2009 As Previously Reported	Increase (Decrease)	September 30, 2009 As Restated

Equity in earnings on limited partnerships	-	2,544	2,544
Net investment income	125,964	21,771	147,735
Net realized investment gains, excluding OTTI losses	3,184	(1,039)	2,145
Total OTTI losses recognized in earnings	(9,927)	(10,388)	(20,315)
Total Revenues	160,622	12,888	173,510
Change in deferred policy acquisition costs	(2,003)	1,289	(714)
Total Benefits and Expenses	175,886	1,289	177,175
Income (Loss) before taxes	(15,264)	11,598	(3,666)
Deferred income taxes	(4,590)	4,060	(530)
Net Income (Loss)	(9,998)	7,538	(2,460)
Earnings (Loss) per share, basic and diluted	(.34)	.26	(.08)

Statement of Income for the three months ended September 30, 2009
Equity in earnings on limited partnerships	-	1,603	1,603
Net investment income	46,573	2,357	48,930
Net realized investment (losses) gains, excluding other than temporary impairment (“OTTI”) losses	(1,604)	941	(663)
Total OTTI losses recognized in earnings	(979)	(2,451)	(3,430)
Total Revenues	60,197	2,450	62,647
Change in deferred policy acquisition costs	(136)	242	106
Total Benefits and Expenses	60,101	242	60,343
Income before taxes	96	2,208	2,304
Deferred income taxes	(3,970)	773	(3,197)
Net Income	63	1,438	1,498
Earnings per share, basic and diluted	-	.05	.05

Statement of Cash Flows for the nine months ended September 30, 2009
OPERATING ACTIVITIES:
Net Income (Loss)	(9,998)	7,538	(2,460)
Provision for deferred income taxes Realized investment gains	(4,590) 6,743	4,060 (8,888)	(530) (2,145)
Total OTTI losses recognized in earnings	7,726	12,589	20,315
Equity in earnings on limited partnerships	-	(2,544)	(2,544)
Changes in:
Deferred policy acquisition costs	(2,003)	1,289	(714)
Net Cash Provided by (Used In) Operating Activities	(9,993)	14,044	4,051
INVESTING ACTIVITIES:
Contributions to limited partnerships	(30,450)	11,730	(18,720)
Distributions from limited partnerships	38,836	(25,774)	13,062
Net Cash Provided by Investing Activities	66,195	(14,044)	52,151

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

The profitability of our individual annuities, individual life insurance and group accident and health products depends largely on the size of our in-force book of business, the adequacy of product pricing and underwriting discipline, and the efficiency of our claim and expense management

This Quarterly Report on Form 10-Q/A (“Form 10-QA”) contains forward-looking statements that involve risks and uncertainties.   Forward-looking statements reflect management's current expectations of future events, trends or results based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Risk Factors” under Part II, Item 1A of this Form 10-Q/A, which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law

Executive Overview

Results

The Corporation’s earnings per share were $0.23 for the first nine months of 2010, as compared to ($0.08) per share for the same period in 2009.  The improved results in 2010 primarily reflect an increase in realized investment gains and a decrease in other than temporary impairments (“OTTI”) losses.  Our total revenues in the first nine months of 2010 were $208.2 million, compared to $173.5 million in the first nine months of 2009.  Benefits and expenses in the first nine months in 2010 were $197.6 million, compared to $177.2 million for the same nine month period in 2009.  Net income in the first nine months of 2010 was $6.9 million as compared to a loss of $2.5 million for the same period in 2009.

The Corporation’s earnings per share were $0.06 for the three months ended September 30, 2010, as compared to $0.05 for the same period in 2009.  The improved results in 2010 primarily reflect an increase in investment income and realized investment gains and a decrease in OTTI.  Our total revenues in the three months ended September 30, 2010 were $77.8 million, compared to $62.6 million in the three month period ended September 30, 2009.  Benefits and expenses in the quarter ended September 30, 2010 were $75.3 million, compared to $60.3 million for the same three month period in 2009.  Net income for the three month period ended September 30, 2010 was $1.7 million as compared to $1.5 million for the same period in 2009.

Investments

The Company¢s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. See Note 1D of the Notes to the Consolidated Financial Statements “Investments” for a discussion of the evaluation of available-for-sale securities holdings in accordance with our impairment policy, whereby we evaluate whether such investments are OTTI and factors considered by security classification in the OTTI evaluation.  In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.  The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities the Company deems to be comparable, and assumptions deemed appropriate given the circumstances.  The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

The Company derives a major portion of its total revenues from investment income. The Company manages most of its investments internally.  All investments made on behalf of the Company are governed by the general requirements and guidelines established and approved by the Company's Investment Committee  and by qualitative and quantitative limits prescribed by applicable insurance laws and regulations.  The Investment Committee meets regularly to set and review investment policy and to approve current investment plans.  The actions of the Investment Committee are subject to review and approval by the Board of Directors of the Insurance Company.  The Company's investment policy must comply with New York State Insurance Department (“NYSID”) regulations and the regulations of other applicable regulatory bodies.

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

A.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life and accident and health insurance premiums increased from approximately $36.9 million for the nine months ended September 30, 2009 to approximately $53.3 million for the nine months ended September 30, 2010.  Life insurance and accident and health premiums were $13.0 million and $10.5 million for the first nine months of 2010 and 2009, respectively.  Annuity considerations were approximately $40.3 million for the nine months ended September 30, 2010 as compared to approximately $26.4 million for the nine months ended September 30, 2009.  The increase is primarily due to increased sales in our immediate annuities with life contingencies. These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $66.3 million and $148.7 million in the first nine months of 2010 and 2009, respectively.  The decrease was primarily due to the low interest rate environment that continued into the third quarter of 2010.

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

Net Investment Income and Equity in Earnings (Losses)

Net investment income and equity in earnings (losses) from limited partnerships totaled approximately $141.6 million during the first nine months of 2010, as compared to approximately $150.3 million during the first nine months of 2009.  This represents a decrease of approximately $8.7 million or 5.8%.  The decrease was primarily attributable to equity in losses from the limited partnerships of $6.0 million for the first nine months of 2010 compared to a gain of $2.5 million for the same period in 2009.  The Company's ratios of net investment income to average cash and invested assets (based on book value and excluding limited partnerships) for the nine month periods ended September 30, 2010 and September 30, 2009 were 5.95% and 5.93%, respectively.

The Company had net investment income and equity in earnings (losses) of $49.0 million and $50.5 million for the three month periods ended September 30, 2010 and September 30, 2009, respectively.  The variance was approximately $1.5 million and was primarily attributable to the equity in gain (losses) from the limited partnerships.

Net Realized Investment Gains and Losses

Realized investment gains, including OTTI losses, amounted to approximately $7.9 million during the first nine months of 2010, as compared to realized investment losses of approximately $18.2 million during the first nine months of 2009.  The improvement of approximately $26.1 million was primarily due to realized gains on fixed maturities and limited partnerships of approximately $1.7 million and $6.6 million, respectively, in the first nine months of 2010 as opposed to realized losses on fixed maturities of approximately $6.9 million and a realized loss on limited partnerships of approximately $16.1 million in the first nine months of 2009, including $18.1 million in OTTI losses.  During the first nine months of 2010 and 2009, payor swaptions had realized losses of $390,000 and realized gains of $477,000, respectively.  The change in the fair value of the derivative instruments is reflected in the income statement as a realized loss or gain.  The Company had no write-downs attributable to other than temporary impairments for the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, the Company had approximately $9.9 million in write-downs attributable to other than temporary impairments in fixed maturities and $18.1 million for limited partnerships.

The Company had realized investment gains of $1.8 million for the three months ended September 30, 2010 and $4.1 million in realized losses for the three months ended September 30, 2009.  The improvement of approximately $5.9 million is primarily due the change in the fair value of the payor swaptions as well as OTTI losses in 2009.

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

A significant contributor to the Company’s profitability depends, in large part, on the investment returns generated on our portfolio, (excluding our limited partnerships), less what the Company is contractually obligated to credit to our policyholders is referred to as “investment spread”.  The crediting rate on reserves for the first nine months of 2010 and 2009 was 5.08% and 5.24%, respectively.   The investment spread for the three months ended September 30, 2010 and September 30, 2009 was 0.95% and 0.72%, respectively.  The investment spread for the first nine months of 2010 and 2009 was 0.87% and 0.69%, respectively.

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

Change in Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the nine months ended September 30, 2010 resulted in a charge of approximately $3.0 million, as compared to a benefit of approximately $714,000 for the nine months ended September 30, 2009.  Changes in DAC consist of three elements:  deferred costs associated with product sales, amortization of the DAC on deferred annuity business and amortization of the DAC on the remainder of the Company’s business, and is summarized below:

	For the nine months ended September 30, 2010 (in thousands)	For the nine months ended September 30, 2009 (in thousands)

Deferred costs associated with product sales	$ 4,655	$ 7,990
Amortization of DAC on deferred annuity business (as restated)	(4,154)	(3,570)
Amortization of DAC on the remainder of the Company’s business	(3,490)	(3,706)
Net change in DAC	$ (2,989)	$ 714

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

The change in the net DAC for the three months ended September 30, 2010 resulted in a charge of approximately $0.9 million, as compared to a benefit of approximately $0.1 million for the three months ended September 30, 2009.

C.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $10.6 million for the nine months ended September 30, 2010, as compared to a loss of approximately $3.7 million for the nine months ended September 30, 2009.  For the quarters ended September 30, 2010 and 2009, income before income taxes amounted to approximately $2.6 million and $2.3 million, respectively.

D.

Income Taxes

Income tax expense was approximately $3.7 million for the nine months ended September 30, 2010 as compared to a benefit of $1.2 million for the nine months ended September 30, 2009.  The increase in income tax expense was attributable to higher net income in the first nine months of 2010 as compared to the same period in 2009.  The income tax expense was approximately $891,000 and $806,000 for the third quarters of 2010 and 2009, respectively.

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

E.

Net Income

For the reasons discussed above, the Company had a net income of approximately $6.9 million during the nine months ended September 30, 2010 and as compared to a loss of approximately $2.5 million during the nine months ended September 30, 2009.  The Company had a net income of $1.7 million and $1.5 million for the three months ended September 30, 2010 and September 30, 2009, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income increased from a gain of approximately $32.9 million at December 31, 2009 to a gain of $181.0 million at September 30, 2010.  The increase was due to an increase in net unrealized investment gains, net of taxes, during the first nine months of the year of approximately $148.1 million.  General economic and market conditions were the primary reasons for the increase.

The following information summarizes the components of the unrealized investment gains (losses):

As of	September 30, 2010	December 31, 2009
($ in thousands)
Fixed maturities	$ 285,275	$ 43,263
Limited Partnerships	28,250	13,060
Common stocks	1,567	1,473
	315,092	57,796
Tax effect	(97,192)	(17,851)
Contra DAC effect	(36,866)	(7,095)
	$ 181,034	$ 32,850

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

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, which it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses) on a statutory basis.  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In 2009, the Insurance Company made $24.8 million in dividend payments to the Company.  The Insurance Company made a $5 million dividend payment to the Company in April of 2010 and another $1 million dividend payment in October of 2010. The Board of Directors passed a resolution to upstream up to $23 million in 2010.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 43.6% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  In 2009, annuity surrenders and death claims outpaced new sales causing a minor decline in total annuity inforce.  In 2010, the Company believes that surrenders and death claim activity combined with the challenging low interest rate environment for annuity sales, total annuities inforce may decline slightly.  Policyholder account balance surrenders totaled approximately $86.6 million and $127.4 million for the nine-month periods ending September 30, 2010 and 2009, respectively. In 2010, approximately 3.9% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently managed this business regardless of the rate trends.  The Company's ratio of surrenders to average reserves on its deferred annuity business for the first nine months of 2010 is approximately 5.4% on an annualized basis.  As of December 31, 2009, the Company’s ratio of surrenders to average reserves on its deferred annuity business was 7.6%.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by (used in) the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately $4.5 million and $4.1 million during the nine months ended September 30, 2010 and 2009, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $21.8 million, and $52.2 million during the nine months ended September 30, 2010 and 2009, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  Net cash used in the Company's financing activities amounted to approximately $33.3 million and $58.2 million during the nine months ended September 30, 2010 and 2009, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Corporation’s consolidated balance sheet.

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

As of September 30, 2010, the carrying value of the Company’s limited partnerships was approximately $236.0 million or 6.0% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At September 30, 2010, the Company’s investments in equity securities, including limited partnership interests, were approximately 6.1% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Limited partnerships."  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $65.3 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $11.4 million, $22.2 million, $30.5 million, and $1.2 million will expire in 2010, 2011, 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments is returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.  The Company may make selective investments in additional limited partnerships as opportunities arise.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:   August 25, 2011

  /s/ Donald L. Barnes

Donald L. Barnes, President and Duly

Authorized Officer of the Registrant

Date:   August 25, 2011

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

Date: August 25, 2011

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

Date: August 25, 2011

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

August 25, 2011

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

August 25, 2011