Form 10-Q
period 2011-09-30
PRESIDENTIAL LIFE CORP
filed 2011-11-07
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The number of shares of registrant’s common stock outstanding as of November 2, 2011 was 29,574,697.

INDEX

Part I	Financial Information		Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	September 30, 2011 and December 31, 2010		3

	Consolidated Statements of Operation
	For the three and nine months ended September 30, 2011 and 2010		4

	Consolidated Statements of Shareholders' Equity
	For the three months ended September 30, 2011 and 2010		5

	Consolidated Statements of Cash Flows -
	For the three months ended September 30, 2011 and 2010		6

	Notes to Consolidated Financial Statements		7-25

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations		26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		37

Item 4.	Controls and Procedures		38

Part II -	Other Information		39-40

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Other Information
	Item 5.	Exhibits

Signatures			41

Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			42
			43
			44
			45

PART 1 - FINANCIAL INFORMATION
PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
Item 1. Financial Statements	September 30,	December 31,
	2011	2010
ASSETS:	(Unaudited)	(Audited)
Investments:
Fixed maturities:
Available for sale at market (Amortized cost
of $3,198,134 and $3,209,803 respectively)	$3,521,326	$3,391,998
Common stocks (Cost of $748 and
$472, respectively)	1,229	1,279
Derivative instruments, at fair value	4,051	9,402
Real estate	415	415
Policy loans	18,336	19,607
Short-term investments	145,537	107,958
Limited Partnerships	208,252	195,501
Total Investments	3,899,146	3,726,160

Cash and cash equivalents	3,687	5,924
Accrued investment income	46,063	42,757
Deferred policy acquisition costs	41,709	57,298
Furniture and equipment, net	497	376
Amounts due from reinsurers	18,315	16,644
Amounts due from investments transactions	1,319	49,005
Federal income taxes recoverable	-	2,627
Other assets	1,391	1,495
TOTAL ASSETS	$4,012,127	$3,902,286

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$2,349,930	$2,401,482
Future policy benefits:
Annuity	640,911	663,456
Life and accident and health	83,632	81,081
Other policy liabilities	16,089	11,718
Total Policy Liabilities	3,090,562	3,157,737
Deposits on policies to be issued	836	1,166
General expenses and taxes accrued	1,883	1,573
Federal income taxes payable	5,988	-
Deferred federal income taxes, net	92,166	45,157
Amounts due for security transactions	8,476	-
Other liabilities	13,723	14,745
Total Liabilities	$3,213,634	$3,220,378

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,574,697 and 29,574,697 shares, respectively)	296	296
Additional paid in capital	7,362	7,123
Accumulated other comprehensive gain	216,320	118,609
Retained earnings	574,515	555,880
Total Shareholders’ Equity	798,493	681,908
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,012,127	$3,902,286

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	(UNAUDITED)		(UNAUDITED)
REVENUES:	2011	2010	2011	2010
Insurance Revenues:
Premiums	$4,572	$4,274	$13,533	$13,031
Annuity considerations	1,586	21,114	5,983	40,267
Universal life and investment type policy fee income	849	528	2,647	1,587
Equity in earnings (losses) on limited partnerships	103	(845)	2,067	(6,036)
Net investment income	48,212	49,830	146,555	147,682
Net realized investment gains (losses):
Total Other-than-temporary impairment ("OTTI") losses	(3,971)	-	(10,687)	-
OTTI losses recognized in other comprehensive income	836	-	3,924	-
Net OTTI losses recognized in earnings	(3,135)	-	(6,763)	-
Net realized capital gains, excluding OTTI losses	2,215	1,807	27,626	7,921
Other income	257	1,124	2,201	3,739
TOTAL REVENUES	54,659	77,832	193,849	208,191

BENEFITS AND EXPENSES:
Death and other life insurance benefits	4,519	4,408	13,435	13,549
Annuity benefits	20,426	19,991	62,284	60,670
Interest credited to policyholders' account balances	25,428	26,677	76,454	79,996
Other interest and other charges	243	319	950	877
Increase (decrease) in liability for future policy benefits	(6,836)	15,344	(21,293)	18,540
Commissions to agents, net	700	2,117	3,064	5,578
Costs related to consent revocation solicitation and related matters	-	297	-	1,470
General expenses and taxes	4,460	5,237	17,583	13,966
Change in deferred policy acquisition costs	1,295	881	4,457	2,989

TOTAL BENEFITS AND EXPENSES	50,235	75,271	156,934	197,635

Income before income taxes	4,424	2,561	36,915	10,556

Provision (benefit) for income taxes:
Current	16,051	181	18,341	6,565
Deferred	(14,525)	710	(5,605)	(2,906)
	1,526	891	12,736	3,659

NET INCOME	$2,898	$1,670	$24,179	$6,897

Earnings per common share, basic	$0.10	$0.06	$0.82	$0.23
Earnings per common share, diluted	$0.10	$0.06	$0.82	$0.23

Weighted average number of shares outstanding during the period, basic	29,574,697	29,574,697	29,574,697	29,574,697
Weighted average number of shares outstanding during the period, diluted	29,574,697	29,574,697	29,574,697	29,574,697

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Capital	paid-in-	Retained	Comprehensive
Nine Months Ended September 30, 2010	stock	Capital	Earnings	Income	Total

Balance at January 1, 2010	$296	$6,639	$541,734	$32,850	$581,519

Comprehensive Income:

Net Income			6,897		6,897

Net Unrealized Investment Gains				148,184	148,184

Comprehensive Income					155,081

Share Based Compensation		413			413

Dividends paid to Shareholders			(5,546)		(5,546)

Balance at September 30, 2010	$296	$7,052	$543,085	$181,034	$731,467

Nine Months Ended September 30, 2011

Balance at January 1, 2011	$296	$7,123	$555,880	$118,609	$681,908

Comprehensive Income:

Net Income			24,179		24,179

Net Unrealized Investment Gains				97,711	97,711

Comprehensive Income					121,890

Share Based Compensation		239			239

Dividends paid to Shareholders			(5,544)		(5,544)

Balance at September 30, 2011	$296	$7,362	$574,515	$216,320	$798,493

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	(UNAUDITED)
	2011	2010
OPERATING ACTIVITIES:
Net income	$24,179	$6,897
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(5,605)	(2,906)
Depreciation and amortization	95	114
Stock option expense	239	413
Amortization of fixed maturity discounts and premiums	(4,565)	(12,153)
Equity in (gains) losses on limited partnerships	(2,067)	6,036
Realized investment gains including OTTI charges	(20,863)	(7,921)
Changes in:
Accrued investment income	(3,306)	(2,587)
Deferred policy acquisition costs	4,457	2,989
Federal income tax recoverable	8,615	(4,492)
Liability for future policy benefits	(20,014)	19,720
Other items	2,766	(1,566)
Net Cash (Used in) Provided by Operating Activities	$(16,069)	$4,544

INVESTING ACTIVITIES:
Fixed Maturities: Available for sale
Acquisitions	(308,355)	(326,854)
Sales and maturities	326,626	170,005
Common Stock:
Acquisitions	(7,458)	-
Sales	7,752	-
(Increase) decrease in short-term investments and policy loans	(36,308)	173,159
Limited partnership investments:
Contributions to limited partnerships	(16,858)	(23,746)
Distributions from limited partnerships	51,534	16,716
Amount due on security transactions	56,162	12,497
Net Cash Provided By Investing Activities	$73,095	$21,777

FINANCING ACTIVITIES:
Decrease in policyholders’ account balances	(51,552)	(24,704)
Bank overdrafts	(1,837)	(2,019)
Deposits on policies to be issued	(330)	(982)
Dividends paid to shareholders	(5,544)	(5,546)
Net Cash Used In Financing Activities	$(59,263)	$(33,251)

Decrease in Cash and Cash Equivalents	(2,237)	(6,930)
Cash and Cash Equivalents at Beginning of Period	5,924	8,763

Cash and Cash Equivalents at End of Period	$3,687	$1,833

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$13,957	$11,058
Interest Paid	$-	$-

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

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  Management believes that, although the disclosures are adequate, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2010.

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

We manage and report our business as a single segment in accordance with FASB guidance, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s 2011 premiums and deposits received from policyholders are divided between annuities (approximately 68%), life insurance (approximately 21%), and accident and health insurance (approximately 11%).  The nature of these product lines is sufficiently similar to permit their aggregation as a single reporting segment.

Approximately 69% of our life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both are surrenderable before maturity with surrender charges in the early years and, both are classified within policyholder account balances in the balance sheet.  Moreover, the two products generate similar returns to the Company and carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility, with overlapping administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

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

Where consolidation is not appropriate, the Company applies the equity method of accounting consistent with ASC 323, Investments – Equity Method and Joint Ventures, to limited partnerships in which the Company holds either (a) a five percent or greater interest or (b) less than a five percent interest, but with respect to which partnership the Company has more than virtually no influence over the operating or financial policies of the limited partnership. The Company considers certain qualitative factors in assessing whether it has more than virtually no influence for partnership interests of less than five percent.  The Company records realized and unrealized earnings (or losses) of the limited partnerships accounted for under the equity method in net income each period and classifies such income in one line, equity in earnings (losses) on limited partnerships.  Generally, the Company records its share of its earnings using a three month lag.

The Company applies the fair value method of accounting consistent with ASC 944, Financial Services—Insurance, to those limited partnerships in which the Company holds less than a five percent interest and does not have more than virtually no influence over the operating or financial policies of the limited partnership.  The Company recognizes the unrealized change in fair value of a limited partnership interest accounted for under the fair value method as a component of equity (other comprehensive income or loss) each period.  Generally, the Company records unrealized changes in fair value using a three month lag.  The Company recognizes cash distributions from the limited partnerships accounted for under the fair value method as either a return on capital in earnings or a return of capital that reduces the investment’s carrying amount.  This distinction is based on whether the cash distribution represents earnings or loss of the investee, or a return of our investment.  A cash receipt that does not represent earnings (or loss) of the investee is treated as a return of capital, which the Company records as a reduction of the basis in the investment, rather than as a credit (or charge) to the income statement. Earnings from distributions are classified as realized capital gains or losses in earnings each period.

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

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  The Company will challenge any prices for its investments which are not considered to represent fair value.  If a fair value is challenged, the Company will typically obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought.  At September 30, 2011, the Company has not adjusted any pricing provided by pricing service based on the review performed by our investment managers.

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

H.

Policyholders' Account Balances

Policyholders' account balances for universal life and investment type contracts are equal to the policy account values.  The policy account values represent an accumulation of gross premium payments plus credited interest, and when applicable, less mortality and expense charges and withdrawals.

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

J.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the first nine months.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the nine months ended September 30, 2011 and 2010 was 29,574,697 and 29,574,697, respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS during the nine months ended September 30, 2011 or 2010.

Options totalling 267,515 and 498,684 shares of common stock for the nine months ended September 30, 2011 and September 30, 2010, respectively were not included in the computation of weighted average shares because the impact of these options was antidilutive.

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

Intangibles - Goodwill and Other

In September 2011, the FASB issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied.  Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology, or customers) that may impact a reporting unit’s fair value and lead to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.  If an entity determines that it is more likely than not, it must perform an impairment test. The first step of the impairment test involves comparing the estimated fair value of a reporting unit to its carrying value, including goodwill.  If the carrying value of a reporting unit exceeds the estimated fair value, a second step must be performed to measure the amount of goodwill impairment, if any.  In the second step, the implied fair value of the reporting unit’s goodwill is determined in the same manner as goodwill is measured in a business combination (i.e., by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount ascribed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill.  If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The updated guidance is effective for the quarter ending March 31, 2012.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Creditors’ Evaluation of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued updated guidance to clarify whether a modification or restructuring of a receivable is considered a troubled debt restructuring, i.e., whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  A modification or restructuring that is considered a troubled debt restructuring will result in the creditor having to account for the receivable as being impaired and will also result in additional disclosure of the creditors’ troubled debt restructuring activities.  The updated guidance is effective for the quarter ending September 30, 2011 and is to be applied on a retrospective basis to the beginning of the annual period of adoption. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or liquidity.

2. INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of September 30, 2011.

The following information summarizes the components of net investment income:

	For the nine months ended	For the nine months ended
	September 30, 2011	September 30, 2010
	(in thousands)	(in thousands)

Fixed maturities	$146,255	$148,575
Common stocks	365	386
Short term investments	199	299
Other investment income	2,441	1,931
	149,260	151,191

Less: investment expenses	2,705	3,509

Net investment income	$146,555	$147,682

	For the three months ended	For the three months ended
	September 30, 2011	September 30, 2010
	(in thousands)	(in thousands)

Fixed maturities	$48,423	$50,229
Common stocks	7	7
Short term investments	48	85
Other investment income	624	468
	49,102	50,789

Less: investment expenses	890	959

Net investment income	$48,212	$49,830

Net Realized Investment Gains (Losses):
	Nine Months Ended September 30,
(in thousands)	2011	2010

Fixed maturities	$7,796	$1,675
Common stocks	219	-
Limited partnerships	24,962	6,636
Derivatives	(5,351)	(390)
Net realized investment gains (losses), excluding OTTI losses	$27,626	$7,921
Total OTTI losses recognized in earnings	$(6,763)	$-
Net realized investment gains (losses), including OTTI losses	$20,863	$7,921

Net Realized Investment Gains (Losses):
	Three Months Ended September 30,
(in thousands)	2011	2010

Fixed maturities	$1,613	$158
Limited partnerships	5,290	1,649
Derivatives	(4,688)	-
Net realized investment gains (losses), excluding OTTI losses	$2,215	$1,807
Total OTTI losses recognized in earnings	$(3,135)	$-
Net realized investment gains (losses), including OTTI losses	$(920)	$1,807

     The following table presents fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at September 30, 2011:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities			(in thousands)
US Treasury obligations and direct obligations of US Government Agencies	$-	$-	$1,812	$226	$1,812	$226
States, municipalities and political subdivision	-	-	4,212	81	4,212	81
Public Utilities	432	80	14,676	428	15,108	508
Mortgage backed securities	6,652	170	5,010	430	11,662	600
Corporate Bonds	131,756	6,312	102,547	11,811	234,303	18,123
Preferred Stocks	6,683	578	33,190	6,027	39,873	6,605
Total Temporarily Impaired Fixed Maturities Securities	$145,523	$7,140	$161,447	$19,003	$306,970	$26,143
Common Stock	-	100			-	100
Total Temporarily Impaired Securities	145,523	7,240	161,447	19,003	306,970	26,243

       The following table presents the total gross unrealized losses in excess of 12 months for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost by September 30, 2011:

# of Issuers	% of Market/Book	Unrealized Loss
		(In thousands)
24	90%-99%	$3,937
13	80%-89%	5,318
7	70%-79%	6,577
1	60%-69%	739
1	50%-59%	2,431
1	0%-49%	1
47		$19,003

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

          As of September 30, 2011 and December 31, 2010, the Company had approximately $349.3 million and $226.3 million, respectively, of gross unrealized gains in fixed maturities.  The Company had approximately $323.2 million  and $182.2 million of net unrealized gains in fixed maturities as of September 30, 2011 and December 31, 2010, respectively.

Limited Partnerships:

The following table presents the carrying value of the limited partnership investments.

($ in thousands)	September 30, 2011	December 31, 2010

Debt/Collateralized bond obligations	$675	$3,403
Hedge Related Funds	31,817	40,382
Infrastructure	25,819	20,889
Leveraged buy-out/Merchant	37,544	39,968
Mezzanine and Senior Debt	1,560	1,345
Oil and Gas	27,092	17,083
Real Estate	31,672	25,399
Restructuring	46,845	42,652
Equity Funds	5,228	4,380
	$208,252	$195,501

The cost basis of the investments in limited partnerships was approximately $172.3 and $181.2 million at September 30, 2011 and December 31, 2010, respectively.

The following table presents the investment activity in the limited partnership investments.

	Equity Method Partnerships	Fair Value Partnerships	Total
($ in thousands)

Nine Months Ended September 30, 2011
Contributions	$3,721	$13,137	$16,858
Equity in earnings (loss) of partnerships	2,067	-	2,067
Realized gains from limited partnerships, net of OTTI	-	23,607	23,607
Change in unrealized gains (losses) reflected in other comprehensive income	-	21,753	21,753
Distributions	(3,318)	(48,216)	(51,534)
Change in limited partnerships	2,470	10,281	12,751
Limited partnerships, beginning of period	11,255	184,246	195,501
Limited partnerships, end of period	$13,725	$194,527	$208,252

Nine Months Ended September 30, 2010
Contributions	$1,527	$22,219	$23,746
Equity in earnings (loss) of partnerships	(6,036)	-	(6,036)
Realized gains from limited partnerships, net of OTTI	-	6,636	6,636
Change in unrealized gains (losses) reflected in other comprehensive income	-	14,896	14,896
Distributions	(1,086)	(14,891)	(15,977)
Change in limited partnerships	(5,595)	28,860	23,265
Limited partnerships, beginning of period	22,301	190,406	212,707
Limited partnerships, end of period	$16,706	$219,266	$235,972

	Equity Method Partnerships	Fair Value Partnerships	Total
($ in thousands)

Three Months Ended September 30, 2011
Contributions	$2,211	$4,765	$6,976
Equity in earnings (loss) of partnerships	103	-	103
Realized gains from limited partnerships, net of OTTI	-	4,875	4,875
Change in unrealized gains (losses) reflected in other comprehensive income	-	(20)	(20)
Distributions	(299)	(9,539)	(9,838)
Change in limited partnerships	2,015	81	2,096
Limited partnerships, beginning of period	11,710	194,446	206,156
Limited partnerships, end of period	$13,725	$194,527	$208,252

Three Months Ended September 30, 2010
Contributions	$5	$7,191	$7,196
Equity in earnings (loss) of partnerships	(845)	-	(845)
Realized gains from limited partnerships, net of OTTI	-	1,650	1,650
Change in unrealized gains (losses) reflected in other comprehensive income	-	1,491	1,491
Distributions	(394)	(3,716)	(4,110)
Change in limited partnerships	(1,234)	6,616	5,382
Limited partnerships, beginning of period	17,940	212,650	230,590
Limited partnerships, end of period	$16,706	$219,266	$235,972

As of September 30, 2011, limited partnerships with a carrying value of $8.4 million and a gross unrealized loss of $2.6 million, have been in an unrealized loss position for under twelve months.  Limited partnerships with a carrying value of $3.0 million and a gross unrealized loss of $1.2 million have been in an unrealized loss position for over twelve months.

As of September 30, 2011, the Company was committed to contribute, if called upon, an aggregate of approximately $45.3 million of additional capital to certain of these limited partnerships.  Commitments of $26.1 million, $18.1 million and $1.1 million will expire in 2011, 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments are returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.

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

($ in thousands)	Fair Value Measurements Using
		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$45,433	$43,352	$1,824	$257
States and municipalities	349,459	-	349,459	-
Corporate debt securities	2,899,696	-	2,861,696	38,000
Mortgage backed securities	136,677	-	136,241	436
Preferred Stock	90,061	-	90,061	-
Fixed Maturities	3,521,326	43,352	3,439,281	38,693

Common Stock	1,229	1,013	216	-
Derivatives	4,051	-	4,051	-
Cash and cash equivalents	3,687	3,687	-	-
Short-Term investments	145,537	-	145,537	-
Limited partnerships	194,527	-	-	194,527
Total	$3,870,357	$48,052	$3,589,085	$233,220

($ in thousands)	Fair Value Measurements Using
	As of	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$167,537	$140,628	$26,651	$258
States and municipalities	288,738	-	283,808	4,930
Corporate debt securities	2,199,986	-	2,188,476	11,510
Public utilities	474,318	-	474,318	-
Mortgage backed securities	158,549	-	158,549	-
Preferred Stock	102,870	-	99,593	3,277
Fixed Maturities	3,391,998	140,628	3,231,395	19,975

Common Stock	1,279	898	-	381
Derivatives	9,402	-	9,402	-
Cash and cash equivalents	5,924	5,924	-	-
Short-Term investments	107,958	-	107,958	-
Limited partnerships	184,246	-	-	184,246
Total	$3,700,807	$147,450	$3,348,755	$204,602

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)
	Limited partnerships	Common Stock	Fixed Maturities	Total
For the nine months ended September 30, 2011
Beginning Balance at December 31, 2010	$184,246	$381	$19,975	$204,602
Total gains or losses (realized/unrealized)
Included in earnings	-	-	(142)	(142)
Realized gains from limited partnerships, net of OTTI	23,607		-	23,607
Included in other comprehensive income	21,753	(204)	(690)	20,859
Purchases	13,136	-		13,136
Sales	(48,215)	(177)	(4,171)	(52,563)
Transfers in and /or out of Level 3	-	-	23,721	23,721
Ending Balance at September 30, 2011	$194,527	$-	$38,693	$233,220
For the three months ended September 30, 2011
Beginning Balance at June 30, 2011	$194,446	$-	$19,884	$214,330
Total gains or losses (realized/unrealized)
Included in earnings	-	-	(142)	(142)
Realized gains from limited partnerships, net of OTTI	5,705	-	-	5,705
Included in other comprehensive income	(20)	-	104	84
Purchases	4,764	-	-	4,764
Sales	(9,538)	-	(860)	(10,398)
Transfers in and /or out of Level 3	-	-	19,707	19,707
Ending Balance at September 30, 2011	$195,357	$-	$38,693	$234,050

	Limited Partnerships	Common Stock	Fixed Maturities	Total
For the nine months ended September 30, 2010
Beginning Balance at December 31, 2009	$190,406	$1,244	$39,157	$230,807
Total gains or losses (realized/unrealized)
Included in earnings	-	-	(1)	(1)
Realized gains from limited partnerships, net of OTTI	6,636	-	-	-
Included in other comprehensive income	14,896	50	(1,215)	13,731
Purchases	22,219	-	-	22,219
Sales	(14,891)	-	(1,936)	(16,827)
Transfers in and /or out of Level 3	-	-	(19,567)	(19,567)
Ending Balance at September 30, 2010	$219,266	$1,294	$16,438	$230,362
For the three months ended September 30, 2010
Beginning Balance at June 30, 2010	$212,650	$1,231	$17,143	$231,024
Total gains or losses (realized/unrealized)
Included in earnings	-	-	-	-
Realized gains from limited partnerships, net of OTTI	1,650	-	-	-
Included in other comprehensive income	1,491	63	(80)	1,474
Purchases	7,191	-	-	7,191
Sales	(3,716)	-	(331)	(4,047)
Transfers in and /or out of Level 3	-	-	(294)	(294)
Ending Balance at September 30, 2010	$219,266	$1,294	$16,438	$235,348

          During the nine months ended September 30, 2011 and 2010, certain fixed maturity securities were transferred in and out of Level 3 from Level 2 as a result of the unavailability or availability of market observable quoted prices received from an independent third-party pricing service.

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

(in thousands)		September 30, 2011		December 31, 2010
Investment Category	Investment Category Includes	Fair Value Using Net Asset Value	Unfunded Commitments	Fair Value Using Net Asset Value	Unfunded Commitments
Restructuring	Securities of companies that are in default, under bankruptcy protection or troubled.	$46,846	10,778	$42,652	13,119
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired with the use of leverage.	37,544	16,052	39,968	18,953
Real estate	Real estate assets, real estate joint ventures and real estate operating companies.	31,672	2,451	25,399	4,245
Infrastructure	Investments in essential public goods and services such as transportation and energy projects with long-term stable cash flows located around the globe.	25,819	6,706	20,889	10,024
Oil and gas	Equity and equity related investments in the upstream and midstream independent oil and gas sector of North America.	27,092	6,575	17,083	9,231
Other	Secondary, mezzanine, debt and collateralized bond offerings.	7,462	2,782	9,128	2,782
Total private equity funds		176,435	45,344	155,119	58,354
Hedge distressed	Securities of companies that are in default, under bankruptcy protection or troubled.	23,501	-	20,747	-
Hedge multi-strategy	Pursue multiple strategies i.e. arbitrage, credit, structured credit, long/short equity to reduce risks and reduce volatility.	8,316	-	19,635	-
Total hedge funds		31,817	-	40,382	-
Total Limited Partnerships		$208,252	45,344	$195,501	58,354

Fair Values of Derivative Instruments

($ in thousands)	Asset Derivatives
	September 30, 2011		December 31, 2010
	Balance Sheet Location		Balance Sheet Location
		Fair Value		Fair Value
Payor Swaptions	Derivative Instruments	$4,051	Derivative Instruments	$9,402

Total derivatives not designated as hedging instruments		$4,051		$9,402

Total derivatives		$4,051		$9,402

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
		2011	2010
($ in thousands)
Payor Swaptions	Realized investment (losses) gains	$(5,351)	$(390)

Total		$(5,351)	$(390)

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

September 30, 2011 (in thousands)	Carrying Value	Estimated Fair Value
Assets
Policy Loans	$18,336	$18,336
Limited Partnerships	13,725	13,725
Liabilities
Policyholders' Account Balances	$2,349,930	$2,600,328

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

December 31, 2010 (in thousands)	Carrying Value	Estimated Fair Value
Assets
Policy Loans	$19,607	$19,607
Limited Partnerships	11,255	11,255
Liabilities
Policyholders' Account Balances	$2,401,482	$2,554,161

4.	CHANGE IN NET UNREALIZED INVESTMENT GAINS/(LOSSES)

		Tax
	Pre Tax	(Expense)/	After-Tax
	Amount	Benefit	Amount
For the nine months ended September 30, 2011:	(in thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during period	$141,558	$(49,730)	$91,828
Plus: reclassification adjustment for gains realized in net income	20,862	(7,302)	13,560
Change related to deferred policy acquisition costs	(11,811)	4,134	(7,677)
Net unrealized investment gains	$150,609	$(52,898)	$97,711

For the nine months ended September 30, 2010:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during period	$249,825	$(87,439)	$162,386
Plus: reclassification adjustment for gains realized in net income	7,921	(2,772)	5,149
Change related to deferred policy acquisition costs	(29,771)	10,420	(19,351)
Net unrealized investment gains	$227,975	$(79,791)	$148,184

5.

SHAREHOLDERS' EQUITY

During 2010 and the first nine months of 2011, the Board of Directors maintained a quarterly dividend of $.0625 per share.  During 2010 and through the first three quarters of 2011, the Company had not purchased or retired shares of its common stock.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

6.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  Beginning January 1, 2010, the Board of Directors approved a 1% increase from 4% to 5% in the Company’s contribution.  The Company contribution is subject to a vesting schedule and is made for all employees, irrespective of an employee’s contribution to the plan.  The Company contributed approximately $332,500 and $340,100 into this plan during the nine months ended September 30, 2011 and September 30, 2010, respectively.

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

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) operating loss carry forwards, and (c) a valuation allowance.  A significant portion of the deferred tax assets relates to unrealized losses in the Company’s bond portfolio.  If the Company determines that any of its deferred income tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that is not expected to be realized.  Upon review, the Company’s management concluded that it is “more likely than not” that the deferred income tax assets will be realized.  The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding stocks, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could allow the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  In the United States, the Company is no longer subject to federal income tax examinations by tax authorities, generally for the years prior to 2006.  For 2006 and 2007 the Company may be subject to tax examinations because the IRS and the Company extended the statute of limitations.

In order to calculate income tax expense the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of September 30, 2011 to be 34.5%.

The Company applied FASB guidance relating to accounting for uncertainty in income taxes.   The balance of the unrecognized tax benefits was $1,011,769 at December 31, 2010 and ($2,271) as of September 30, 2011.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the uncertain tax liability above was $416,729 as of December 31, 2010 and $98,854 as of September 30, 2011.

As of September 30, 2011, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits or liabilities will significantly increase or decrease within the next 12 months.

8.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of September 30, 2011, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

Executive Overview

Results

Our earnings per share were $ 0.82 for the first nine months of 2011, as compared to $ 0.23 per share for the same period in 2010.  The improved results in 2011 primarily reflect increases in the earnings in equity of our limited partnerships and realized investment gains.  Our total revenues in the first nine months of 2011 were $ 193.8 million, compared to $ 208.2 million in the first nine months of 2010.  Benefits and expenses in the first nine months in 2011 were $ 156.9 million, compared to $ 197.6 million for the same nine month period in 2010.  Net income in the first nine months of 2011 was $ 24.2 million as compared to $ 6.9 million for the same period in 2010.

Our earnings per share were $ 0.10 for the three month period ended September 30, 2011, as compared to $ 0.06 per share for the same period in 2010.  The improved results in 2011 primarily reflect an increase in the earnings in equity of our limited partnerships and lower general expenses and taxes.  Our total revenues in the three month period ended September 30, 2011 were

$ 54.7 million, compared to $ 77.8 million in the three month period ended September 30, 2010.  Benefits and expenses in the three month period ended September 30, 2011 were $ 50.2 million, compared to $ 75.3 million for the same three month period in 2010.  Net income in the three month period ended September 30, 2011 was $ 2.9 million as compared to $ 1.7 million for the same period in 2010.

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

The Company derives a major portion of its total revenues from investment income. The Company manages most of its investments internally.  All investments made on behalf of the Company are governed by the general requirements and guidelines established and approved by the Company's investment committee (the “Investment Committee”) and by qualitative and quantitative limits prescribed by applicable insurance laws and regulations.  The Investment Committee meets regularly to set and review investment policy and to approve current investment plans.  The actions of the Investment Committee are subject to review and approval by the Board of Directors of the Insurance Company.  The Company's investment policy must comply with New York State Insurance Department (“NYSID”) regulations and the regulations of other applicable regulatory bodies.  In October of 2011 the functions of the NYSID and the New York State Banking Department were transferred to the New York State Department of Financial Services; regulations of the NYSID continue to apply.

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

Results of Operations

A Comparison of the significant items for the nine months ended September 30, 2011 with the same period in 2010 and a comparison of significant items for the three months ended September 30, 2011 with the same period in 2010.

A.

Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life and accident and health insurance premiums decreased from approximately $ 53.3 million for the nine months ended September 30, 2010 to approximately $ 19.5 million for the nine months ended September 30, 2011.  Life insurance and accident and health premiums were $ 13.5 million, and $ 13.0 million for the first nine months of 2011 and 2010, respectively.  Annuity considerations were approximately $ 6.0 million for the nine months ended September 30, 2011 as compared to approximately $ 40.3 million for the nine months ended September 30, 2010.  The decrease is primarily due to decreased sales in our immediate annuities with life contingencies as a result of the low interest rate environment. These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $40.8 million and $66.2 million in the first nine months of 2011 and 2010, respectively.  The decrease was primarily due to the low interest rate environment that continued into 2011.

Total annuity considerations and life and accident and health insurance premiums decreased from approximately $ 25.4 million for the three months ended September 30, 2010 to approximately $ 6.2 million for the three months ended September 30, 2011 as sales of immediate annuities decreased.

Policy Fee Income

Universal life and investment type policy fee income was approximately $2.6 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively.  Policy fee income consists principally of amounts assessed during the period against policyholders’ account balances for mortality and surrender charges.

Net Investment Income and Equity in Earnings on Limited Partnerships

Net investment income and equity in earnings on limited partnerships totalled approximately $ 148.6 million during the first nine months of 2011, as compared to approximately $ 141.6 million during the first nine months of 2010.  This represents an increase of approximately $ 7.0 million.

Income from limited partnerships that are accounted for using the equity method of accounting, amounted to approximately  $ 2.1 million during the first nine months of 2011, as compared to a loss of approximately  ($6.0) million during the first nine months of 2010.  This represents an increase of approximately $ 8.1 million. The decreases and increases in investment income from the limited partnerships accounted for under the equity method principally arise from the inclusion of changes in unrealized gains and losses within earnings.

Net investment income totalled approximately $ 146.6 million during the first nine months of 2011, as compared to approximately $ 147.7 million during the first nine months of 2010.  This represents a decrease of approximately $ 1.1 million.

The Company had net investment income and equity in gain (losses) from the limited partnerships of $ 48.3 million and        $ 49.0 million for the three month periods ended September 30, 2011 and 2010, respectively.  Income included within distributions of the limited partnerships accounted for under the fair value method are classified as realized gains and losses and therefore excluded from net investment income (see below).

The Company's ratios of net investment income to average cash and invested assets (based on book value and excluding equity in earnings of the limited partnerships) for the nine month period ended September 30, 2011 was 5.90% and 5.95% for the nine month period ended September 30, 2010.

Net Realized Investment Gains and Losses and other than temporary impairment losses recognized in earnings

Realized investment gains, including OTTI losses, amounted to approximately $ 20.9 million during the first nine months of 2011, as compared to realized investment gains of approximately $ 7.9 million during the first nine months of 2010.  The increase of approximately $ 12.9 million was primarily due to an increase in realized gains on fixed maturities and common stocks of approximately $0.9 million, net of write-downs for other than temporary impairments ($5.4 million), and an increase in realized gains in the limited partnerships of approximately $17.0 million, net of write-downs for other than temporary impairments ($1.4 million), principally related to income within distributions of limited partnerships accounted for under fair value, partially offset by an increase in realized losses from payor swaptions of $5.0 million.  For the nine months ended September 30, 2010, the Company had no write-downs attributable to other than temporary impairments.  During the first nine months of 2011 and 2010, payor swaptions had realized losses of $5.4 million and $0.4 million, respectively.  The change in the fair value of the derivative instruments is reflected in the income statement as a realized loss or gain.

The Company had realized investment losses, including OTTI losses, of  ($.9) million for the three months ended September 30, 2011 and realized investment gains of $ 1.8 million for the three months ended September 30, 2010.  The variance of approximately $ 2.7 million is primarily due to an increase in OTTI losses of approximately $3.1 million when comparing the third quarter of 2011 to the same period in 2010.

B.

Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid to policyholders amounted to $ 131.8 million in the first nine months of 2011 as compared to $ 173.6 million in the first nine months of 2010.  This represents a decrease of approximately 24.1%.  This decrease of $41.6 million was primarily due to a decrease in the change in liability for future policy benefits of $39.8 million.  The decrease in the liability is primarily due to decreased sales on our immediate annuities during the nine months ended September 30, 2011.  For the three month periods ended September 30, interest credited and benefits paid to policyholders decreased from $ 66.7 million in 2010 to $ 43.8 million in the same period of 2011 due to a decrease in the change in liability for future policy benefits.

A significant contributor to the Company’s profitability depends, in large part, on the investment returns generated on our portfolio, (excluding our limited partnerships), less what the Company is contractually obligated to credit to our policyholders (this is referred to as “investment spread”).  The crediting rate on reserves for the first nine months of 2011 and 2010 was 4.99% and 5.08%, respectively.  The actual investment spread for the nine months ended September 30, 2011 and September 30, 2010 was 0.91% and 0.87%, respectively.  The investment spread for the three month period ended September 30, 2011 and September 30, 2010 was 0.84% and 0.95%, respectively.

General Expense, Taxes and Commissions

General expenses, taxes and commissions to agents totaled approximately $ 20.6 million for the nine months ended September 30, 2011, as compared to approximately $ 19.5 million for the nine months ended September 30, 2010.  The increase of $1.1 million consists of an increase in general expenses and taxes of $3.6 million and a decrease in commissions of $2.5 million.  The increase in general expenses and taxes is primarily due to an increase in severance costs, the cost of the New York State triennial examination, and legal/accounting expenses associated with the Company’s financial restatements.  The decline in commissions is due to the decrease in sales in 2011 relative to 2010. General expenses, taxes and commissions to agents totaled approximately $ 5.2 million for the three month period ended September 30, 2011, as compared to approximately $ 7.4 million for the three month period ended September 30, 2010.  The decline of $2.2 million is principally due to a decline in commission expense related to lower sales.

Change in Deferred Policy Acquisition Costs (“DAC”)

The change in the net DAC for the nine months ended September 30, 2011 resulted in a charge of approximately $ 4.5 million, as compared to a charge of approximately $ 3.0 million for the nine months ended September 30, 2010.  Changes in DAC consist of the following three elements as summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Deferred costs associated with product sales	$(1,184)	$(1,473)	$(3,972)	$(4,655)
Amortization of DAC on deferred annuity business	1,142	1,228	4,736	4,154
Amortization of DAC on the remainder of the Company’s business	1,337	1,126	3,693	3,490
Net change in DAC	$1,295	$881	$4,457	$2,989

Under applicable accounting rules, DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Insurance Company related to these assets increase, the amount and timing of amortization is accelerated.  The higher level of amortization in the first nine months of 2011 relates primarily to higher net income in 2011 relative to 2010.

C.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $ 36.9 million for the nine months ended September 30, 2011, as compared to approximately $ 10.6 million for the nine months ended September 30, 2010.  For the quarters ended September 30, 2011 and 2010, the income before income taxes amounted to approximately $ 4.4 million and $ 2.6 million, respectively.

D.

Income Taxes

Income tax expense was approximately $ 12.7 million for the nine months ended September 30, 2011 as compared to $ 3.7 million for the nine months ended September 30, 2010.  The income tax expense was approximately $ 1.5 million and $ .9 million for the third quarters of 2011 and 2010, respectively.

In order to calculate income tax expense, the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of September 30, 2011 and September 30, 2010 to be 34.5%.

E.

Net Income

For the reasons discussed above, the Company had net income of approximately $ 24.2 million during the nine months ended September 30, 2011 and approximately $ 6.9 million during the nine months ended September 30, 2010.  The Company had a net income of $ 2.9 million for the three months ended September 30, 2011 and approximately $ 1.7 million for the three months ended September 30, 2010.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income increased from a gain of approximately $ 118.6 million at December 31, 2010 to a gain of $ 216.3 million at September 30, 2011.  The increase was due to an increase in net unrealized investment gains, net of taxes, during the first nine months of the year of approximately $ 97.7 million.  A decline in interest rates was the primary reason for the increase.

The following information summarizes the components of the unrealized investment gains:

As of	September 30, 2011	December 31, 2010
($ in thousands)
Fixed maturities	$323,192	$182,196
Limited Partnerships	44,529	22,779
Common stocks	481	807
	368,202	205,782
Tax effect	(116,481)	(63,583)
Contra DAC effect	(35,401)	(23,590)
	$216,320	$118,609

Liquidity and Capital Resources

The Company is an insurance holding company and its primary uses of cash are operating expenses and dividend payments.  The Company's principal sources of cash are interest on its investments, dividends from the Insurance Company, and rent from its real estate.  During the first three quarters of 2011, the Company's Board of Directors declared quarterly cash dividends of $0.0625 per share payable on April 1, July 1, and October 3, 2011.  During the first nine months of 2011, the Company did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, which it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses) both on a statutory basis.  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The New York State Insurance Department has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  Management of the Company cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to the Company in an amount sufficient to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In 2010, the Insurance Company made $23 million in dividend payments to the Company.  In September of 2011 the Insurance Company made a $13 million dividend payment to the Company.  The Board of Directors passed a resolution to upstream up to $26.9 million in 2011.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 39.8% of the deferred annuities held by the Company have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  In 2010, annuity surrenders and death claims outpaced new sales causing a minor decline in total annuity inforce.  In 2011, the Company believes that surrenders and death claim activity combined with the challenging low interest rate environment for annuity sales, may result in a slight decline in  total annuities inforce.  Policyholder account balance surrenders totaled approximately $83.4 million and $86.6 million for the nine-month periods ending September 30, 2011 and 2010, respectively. In 2011, approximately 6.2% of account values have expiring surrender charges.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, the Company’s ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  The Company has operated in the annuity business throughout rising and falling interest rate periods and has consistently managed this business regardless of the rate trends.  The Company's ratio of surrenders to average reserves on its deferred annuity business for the first nine months of 2011 is approximately 5.3% on an annualized basis.  As of December 31, 2010, the Company’s ratio of surrenders to average reserves on its deferred annuity business was 5.6%.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash provided by (used in) the Company's operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately  ($16.1) million and $ 4.5 million during the nine months ended September 30, 2011 and 2010, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $ 73.1 million, and $ 21.8 million during the nine months ended September 30, 2011 and 2010, respectively.

For purposes of the Company's consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Company's universal life insurance and annuity products.  The payment of dividends by the Company is also considered to be a financing activity.  Net cash used in the Company's financing activities amounted to approximately ($59.3) million and  ($33.3) million during the nine months ended September 30, 2011 and 2010, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on the Company’s consolidated balance sheet.

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

To meet its anticipated liquidity requirements, the Company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, the Company analyzes the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, the Company invests a portion of its total assets in short-term investments, approximately 3.6% and 2.8% as of September 30, 2011 and December 31, 2010, respectively.  The Company manages the investment portfolio focusing on duration management to support our current and future liabilities.  Through periodic monitoring of the effective duration of the company’s assets and liabilities, the company ensures that the degree of duration mismatch is within the guidelines of the Company’s policy which provides for a mismatch of up to one year. As of September 30, 2011 and December 31, 2010, the effective duration of the Company's fixed income portfolio was approximately 5.9 and 5.6 years, respectively, which was within one year of the Company’s liability duration.

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

The table below summarizes the credit quality of our fixed maturity securities, excluding preferred stocks, as of September 30, 2011 and December 31, 2010 as rated by Standard and Poor’s.

	As of September 30, 2011		As of December 31, 2010
($ in thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value

US Treasuries	$43,352	1.3%	$161,324	4.9%
AAA	155,954	4.5%	158,591	4.8%
AA	394,744	11.5%	338,133	10.3%
A	1,102,755	32.1%	1,021,868	31.1%
BBB, BBB+, BBB-	1,525,054	44.4%	1,384,364	42.1%
BB, BB+, BB-	138,926	4.0%	173,888	5.3%
B	59,617	1.7%	39,427	1.2%
CCC, CC, C or lower	10,864	0.3%	11,533	0.3%
Total	$3,431,266	100.0%	$3,289,128	100.0%

On a statutory basis, the Insurance Company is subject to Regulation 130 adopted and promulgated by the New York State Insurance Department ("NYSID").  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of September 30, 2011 and December 31, 2010, approximately 4.8% of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

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

As of September 30, 2011, the carrying value of the Company’s limited partnerships was approximately $208.2 million or 5.9% of the Company's total invested assets.  Pursuant to NYSID regulations, the Company's investments in equity securities, including limited partnership interests, may not exceed 20% of the Company's total invested assets.  At September 30, 2011, the Company’s investments in equity securities, including limited partnership interests, were approximately 5.9% of the Company’s total invested assets. Such investments are included in the Company's consolidated balance sheet under the heading "Limited partnerships"  The Company is committed, if called upon during a specified period, to contribute an aggregate of approximately $45.3 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of these limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $26.1 million, $18.1 million and $1.1 million will expire in 2011, 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments is returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by the ability of the Company to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for hedge fund limited partnerships.  There can be no assurance that the Company will continue to achieve the same level of returns on its investments in limited partnerships as it has historically or that the Company will achieve any returns on such investments at all.  Further, there can be no assurance that the Company will receive a return of all or any portion of its current or future capital investments in limited partnerships.  The failure of the Company to receive the return of a material portion of its capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on the Company's financial condition and results of operations.

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

As an element of its asset liability management strategy, the Company has utilized hedges against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as Payor Swaptions.  Swaptions are options to enter into an interest rate swap arrangement with a Counterparty (major money-center U.S. bank) at a specified future date.  At expiration, the Counterparty would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The total notional amount of the three payor swaptions at September 30, 2011 was $221.5 million and the Swaptions expire annually from January 2015 through 2017.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates.  With the Swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

The Company has determined that the Payor Swaptions represent a “non-qualified hedge”. These investments are classified on the balance sheet as “Derivative Instruments”. The value of the Payor Swaptions is recognized at “fair value” (market value), with any change in fair value reflected in the income statement as a realized gain or loss. The market value of the Payor Swaptions totalled $4,050,959 at September 30, 2011. This represented a decline in market value since December 31, 2010 of $5,350,924.

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

	Less than			After
Contractual Obligations	1 Year	1-3 Years	4-5 Years	5 Years	Total

Unfunded Limited Partnership Commitments (1)	$26,090	$19,254	$-	$-	$45,344
Policy Liabilities (2)	$548,612	$897,504	$619,704	$2,408,401	$4,474,221

1) See Note 2 “Investments”, of the consolidated financial statements

(2) The difference between the recorded liability of $3,090.6 million, and the total payment obligation amount of $4,474.2 million, is $1,383.6 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges.

Of the total payment of $4,474.2 million, $2,918.2 million, or approximately 65%, is from the Company’s deferred annuity, life, and accident and health business.  Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (²GAAP²) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.  In applying these accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Insurance Company’s business operations.  The accounting policies considered by management to be critically important in the preparation and understanding of our financial statements and related disclosures are presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K/A for the year ended December 31, 2010.

New Accounting Pronouncements

See Note 1(L) of the consolidated financial statements for a full description of the new accounting pronouncements including the respective dates of adoption and the effects on the results of operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010.  During the first nine months of 2011, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2010.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2011, the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control over Financial Reporting

To date, the Company has implemented changes in its internal control over financial reporting related to the accounting for limited partnership investments.  In particular, the Company has implemented new policies and controls with respect to assessing the level of influence for its limited partnership investments and reporting the limited partnership activity based on a three month lag. With respect to the other than temporary impairment (OTTI) of limited partnerships investments, the Company developed and implemented an appropriate remediation plan. In particular, the investment accounting function reporting responsibility has changed and now reports to the Chief Financial Officer, or CFO.  Pursuant to the new procedures, the investment accounting staff analyzes all investments for OTTI and provides the CFO and CIO their recommendation. These new procedures require the investment accounting staff, at the direction of the CFO, to perform more rigorous analytical testing of selected securities on a quarterly basis, which include discounted cash flow modeling as necessary.  The results of such testing are utilized, in conjunction with detailed write-ups on selected securities to be provided by the CIO, in determining the proper OTTI for the quarter, if any. Once approved by the CIO and CFO, an OTTI analysis and recommendations are presented to the Investment Committee of the Board for their review and approval. Once approved by the Investment Committee, the OTTI analysis and recommendations are presented to the Audit Committee for their review and approval.  This change in reporting responsibility and additional review procedures are designed to remediate the material weakness by strengthening the control environment as it relates to the OTTI review process. The Audit Committee has retained an independent advisor to assist the Company in further developing and implementing an appropriate remediation plan.

Other than the remediation efforts discussed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the period ended September 30, 2011, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of September 30, 2011 the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

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

Submission of matters to a vote of security holders (filed as Item 5.07 to the Company’s Form 8-K filed on August 24, 2011, and incorporated herein by reference).

Press Release (filed as Exhibit 99.1 to the Company’s Form 8-K filed on August 8, 2011, and incorporated herein by reference).

Annual meeting of the shareholders date reset (filed as Item 8.01 to the Company’s Form 8-K filed on July 8, 2011, and incorporated herein by reference).

PRESIDENTIAL LIFE CORPORATION

November 7, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   November 7, 2011

  /s/ Donald L. Barnes

Donald L. Barnes, President and Duly

Authorized Officer of the Registrant

Date:   November 7, 2011

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

Date: November 7, 2011

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

Date: November 7, 2011

                                          /s/P.B. (Pete) Pheffer

                                                                                                    ----------------------

P.B. (Pete) Pheffer

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Barnes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Donald L. Barnes

------------------

Donald L. Barnes

Chief Executive Officer

November 7, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, P.B. (Pete) Pheffer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ P.B. (Pete) Pheffer

-------------------

P.B. (Pete) Pheffer

Chief Financial Officer

November 7, 2011