Form 10-K
period 2011-12-31
PRESIDENTIAL LIFE CORP
filed 2012-03-15
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2011 was approximately $249,359,692 based on the closing sale price of the common stock on the NASDAQ Global Select on that date. The company does not have any non-voting common equity.

PART 1

Note on Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Sections of this Form 10-K. Forward-looking statements reflect management's current expectations of future events, trends or results based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Risk Factors” under Part I, Item 1A of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

ITEM 1.	BUSINESS

Introduction

Presidential Life Corporation is an insurance holding company that, through its wholly owned subsidiary, Presidential Life Insurance Company (the “Insurance Company”), markets and sells a variety of fixed annuity, life insurance and accident and health insurance products. We manage our business and report as a single business segment. We are a Delaware corporation founded in 1965. Through the Insurance Company, we are licensed to market our products in all 50 states and the District of Columbia. Approximately 47.9% of our 2011 sales of annuity, life insurance and accident and health products were made to individuals residing in the State of New York. Headquartered in Nyack, New York, we had 99 full-time employees as of December 31, 2011. Unless the context otherwise requires, the “Company,” “we,” “us,” “our” and similar references shall mean Presidential Life Corporation and the Insurance Company, collectively.

Business Strategy:

Our core business strategy is to expand our individual annuity business and to increase our risk-adjusted returns on invested capital by prudently managing investment spreads and investment risk.

Key elements to our multiyear strategy include the following:

•	Expand Regional Platform into National Platform. Our annuity business is concentrated in the New York area primarily due to our having a New York domiciled life insurance operating company. We are expanding this platform with the anticipated 2012 second-quarter acquisition of a broadly licensed, non-NY life insurance company, to be domiciled outside of New York State. We believe that such an expansion will increase our ability to more effectively compete nationwide and enable us to offer more innovative annuity products with an accelerated time-to-market.

•	Broaden Annuity Product Offerings to Include All Four Major Product Types. Currently our annuity product line includes guaranteed traditional fixed book value deferred and immediate annuity offerings. Beginning in the third quarter of 2012, we plan on introducing our first fixed indexed-annuity product. A second fixed indexed annuity is planned for the fourth quarter of 2012, to be followed by a series of new products, inclusive of market value adjusted annuities.

•	Build on our Distribution Channels. Personal Producing General Agents, or PPGAs, are currently the major distributor of our annuity products. Due to our planned national expansion and broader range of annuity products, we believe that an opportunity exists to build on our distribution channels to include the larger Brokerage General Agents and to enhance our Independent Producer Channel. Efforts were begun in late 2011 and will continue into 2012 to recruit mid-size independent marketing organizations, or IMOs, with a target of 50 new IMOs in place by fixed indexed annuity product launch.

•	Enhance Investment Spread Capabilities. We intend to build on our experience and expertise in managing the investment spread over a range of interest rate environments to achieve our targeted spreads and increase our risk-adjusted returns on invested capital. We will to continue to reduce risk in our investment portfolio by pragmatically reducing exposure to limited partnerships and by redeploying the funds into more liquid securities with more predictable revenue streams with lower capital requirements.

•	Focus on High-Quality Service to Agents and Policyholders. We strive to continually improve the timeliness and accuracy of our service. In 2011, our internal business processes and technology platform underwent an extensive review, which resulted in the purchase of a new policy administration system that will become the new platform for our annuity business during 2012. In early 2012, a new annuity illustration system was purchased and will be operational by mid-2012. Other internal business processes and systems will continue to be under review with the objective of further enhancing our commitment to high-quality service to our agents and policyholders.

Products

We offer a range of fixed annuity, life insurance and accident and health insurance products. During 2011, our product mix was approximately 67% annuities, 23% life insurance and 10% accident and health insurance. Due to the competitive nature of the traditional term, whole life and universal life insurance business and the negative impact of that competition on our profitability, in 2004, management decided to stop offering those traditional life insurance products. We continue to service the in-force policies and continue to issue more profitable Graded Benefit Life and Simplified Issue Whole Life products. For financial statement purposes, revenues from the sale of ordinary life insurance, annuity contracts with life contingencies and accident and health insurance are treated as revenues whereas the sale of annuity contracts without life contingencies, deferred annuities and universal life insurance products are not reported as revenues but as additions to policyholders’ account balances on our balance sheet.

Annuities

We sell a variety of fixed annuity products, including single and flexible premium deferred annuities, single premium immediate annuities and a selection of special annuities. Each of these products is designed to meet the needs of increasingly sophisticated consumers for supplemental retirement income and estate planning. Annuities currently enjoy an advantage over certain other savings mechanisms because the annuitant receives a tax-deferred accrual of interest on his or her investment. Due to the prevailing low interest rate environment, industry-wide demand for fixed annuity products was weak in 2011 and the first quarter of 2012.

Single Premium Deferred Annuities. Single Premium Deferred Annuities, or SPDAs, provide for a single, lump sum premium at time of issue, an accumulation period and an annuity payout period beginning at some future date. During the accumulation period, the account value of the annuitant is credited with earnings at a current interest rate that is guaranteed for periods ranging from one to six years, at the annuitant’s option, and thereafter is subject to change based on market and other conditions. Each contract also has a minimum guaranteed rate. The accrual of interest during the accumulation period is on a tax-deferred basis to the annuitant. After the number of years specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity as a single payment, a specified income for life, or a specified income for a fixed number of years. The annuitant is permitted at any time during the accumulation period to withdraw all or part of the single premium paid plus the amount credited to his or her account. Any such withdrawal, however, typically is subject to a surrender charge during the early years of the annuity contract.

Flexible Premium Deferred Annuities. Flexible premium deferred annuities provide similar benefits to those provided by single premium products, but instead permit periodic premium payments in such amounts as the holder deems appropriate. Flexible premium deferred annuities are not available in every state.

All of our deferred annuity products provide minimum interest rate guarantees. These minimum guaranteed rates range from 1.1% to 5.5% annually, and the contracts (except for immediate contracts discussed below) are designed to permit us to change the crediting rates annually after the initial guarantee period subject to the minimum guaranteed rate. In determining the frequency and extent of changes to the interest-crediting rate, we take into account the profitability of our annuity business and its relative competitive position in the marketplace.

Our deferred annuity products are designed to encourage persistency by incorporating surrender charges that exceed the cost of issuing the policy. An annuitant may not terminate or withdraw substantial funds for periods generally ranging from one to seven years after purchase of the annuity without incurring significant penalties in the form of surrender charges. As of December 31, 2011 and 2010, approximately 38.4% and 42.5%, respectively, of our deferred annuity contracts in force (measured by reserves) are subject to surrender charges.

Single Premium Immediate Annuities. Our single premium immediate products guarantee a stream of payments, which begin within the first contract year (as opposed to being deferred) and continue for the life of the annuitant and/or for a specified period of time. In a period certain only immediate annuity, the payment may be guaranteed for a period of time (typically five to twenty years). If the annuitant dies during the guarantee period, payments will continue to be made to the annuitant’s beneficiary for the balance of the guarantee period. Immediate annuities differ from deferred annuities in that they generally provide for fixed payments that are not subject to surrender or loan. The implicit interest rate on immediate annuities is based on market conditions that exist at the time the annuity is issued and is guaranteed for the term of the annuity.

The following table summarizes annuity products in force measured by reserves, as well as certain statistical data for each of the years in the five-year period ended December 31, 2011, in each case, as determined in accordance with accounting principles generally accepted in the United States of America, or GAAP.

ANNUITIES IN-FORCE AS OF DECEMBER 31,

	2011	2010	2009	2008	2007
	(dollars in thousands)
Single Premium
Deferred	$1,784,856	$1,842,759	$1,876,532	$1,854,726	$1,977,713
Immediate	549,891	591,161	584,037	588,324	613,952
Other annuities	438,787	441,280	439,615	437,844	442,413
Total annuities	$2,773,534	$2,875,200	$2,900,184	$2,880,894	$3,034,078

Number of annuity contracts in force	51,029	54,029	56,137	57,087	61,309

Average size of annuity contract in force	$54.4	$53.2	$51.7	$50.5	$49.5

Total dollar amount of annuity surrenders	$114,874	$119,136	$162,382	$283,129	$535,149

Ratio of surrenders and withdrawals to mean surrenderable annuities in force*	5.70%	5.80%	7.90%	13.40%	22.80%

*Because there are no surrenders on immediate annuities, related reserves are excluded from in-force annuity balances when calculating this ratio. Immediate annuity balances were $665 million, $695 million, $675 million, $668 million and $672 million as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Certain Factors that May Affect our Business, Interest Rate Risk.”

The reduction in annuity surrenders since 2007 is attributable to both an extended low interest rate environment as well as a reduction in policies coming off surrender charge periods when compared to prior years when large blocks of policies came off their surrender charge period.

Annuity Considerations – The following table sets forth certain information with respect to our annuity considerations for each of the five years ended December 31, 2011, as determined in accordance with statutory accounting principles, which include as revenue the consideration from policyholders in such years other than consideration from immediate annuities without life contingencies. The information below differs from the premiums shown on our consolidated financial statements in accordance with GAAP in that, under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on our consolidated balance sheet.

Distribution of Products – By Gross Annuity Considerations

	For the fiscal years ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Single premium
Deferred	$27,565	$44,422	$145,795	$109,180	$94,161
Immediate	9,636	51,198	39,427	30,035	24,785
Other annuities	4,405	5,839	5,693	7,308	9,900

Total annuities	$41,606	$101,459	$190,915	$146,523	$128,846

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

Simplified Issue Whole Life. In 2009, we introduced a simplified issue whole life policy for customers who would not qualify for standard risk rates, but who want immediate coverage as opposed to graded benefit life, which has a modified face amount for two to three years. The rates are substandard based on the impairments that are deemed acceptable by us for that risk classification. The maximum face amount available is $20,000 and underwriting is required to approve for issue.  Field underwriting by the agent is required at the time of the application. The applicant is required to disclose medical information, which is then verified by us to ascertain if the risk is acceptable or greater than the impairments that qualify for the product.  If the applicant is not eligible by underwriting standards, we can offer a graded benefit life policy. Underwriting rules for reinstatement of a simplified issue whole life policy must meet the same risk classification it was at issue, or the policyholder is declined reinstatement.

Group Life. Group term life insurance provided through the workplace provides financial coverage in the event of premature death. Accidental death and dismemberment, or AD&D insurance, as well as coverage for spouses, children or domestic partners, are also available. Insurance consists primarily of renewable term life insurance with the amount of coverage provided being either a flat amount, a multiple of the employee’s earnings, or a combination of the two.

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

We continue to maintain our life insurance in-force business and this may require additional underwriting (i.e., reinstatements, re-entries and conversions). In that regard, we have adopted and follow detailed, uniform underwriting procedures designed to assess and quantify insurance risks. To the extent that a policyholder eligible for reinstatement, reentry or conversion does not meet our underwriting standards at the standard risk classifications, we may offer to issue a classified, substandard or impaired risk policy for a risk adjusted premium amount rather than declining the application. The amount of the Insurance Company’s impaired risk insurance in-force in proportion to the total amount of its individual life insurance in-force was approximately 4.8% at December 31, 2011.

Insurance Policies In-force – The following table sets forth universal, whole and term life insurance policies in-force, as well as certain statistical data for each of the five years ended December 31, 2011.

	2011	2010	2009	2008	2007
	(dollars in thousands)
Beginning of year:
Universal	$374,849	$392,738	$410,171	$425,496	$429,538
Whole[1]	204,128	192,395	193,130	189,894	171,558
Term	500,838	536,203	575,705	612,507	650,584
Total	$1,079,815	$1,121,336	$1,179,006	$1,227,897	$1,251,680

Sales and additions:
Universal	2,300	825	1,581	1,700	8,833
Whole [1]	65,497	58,732	46,305	53,247	71,170
Total	67,797	59,557	47,886	54,947	80,003
Terminations:
Death	17,919	20,544	17,529	17,562	12,834
Surrenders and conversions	32,984	23,019	26,050	23,053	25,211
Lapses	51,929	50,493	53,853	54,543	56,757
Other	9,772	7,022	8,124	8,681	8,984
Total	112,604	101,078	105,556	103,839	103,786

End of year:
Universal [2]	351,051	374,849	392,738	410,171	425,496
Whole[1]	213,730	204,128	192,395	193,130	189,894
Term	470,227	500,838	536,203	575,705	612,507
Total	$1,035,008	$1,079,815	$1,121,336	$1,179,006	$1,227,897

Total reinsurance ceded	$546,911	$576,973	$613,254	$613,254	$710,494

Total insurance in-force at end of year net of reinsurance	$488,097	$502,842	$508,082	$565,752	$517,403

1Includes graded benefit life insurance products

2Universal Life includes the full death benefit of in-force policies. The net amount at risk, defined as the difference between the death benefit and account value at a point in time, is $193.8 million and $212.8 million at December 31, 2011 and 2010, respectively.

Accident and Health Insurance

New York Statutory Disability Benefits, or DBL, are short-term disability contracts issued to employers of one or more employees in New York State. The benefit must be equal or better, in every respect, to the minimum benefits defined in the New York Disability Benefits Law. The minimum benefit allowed is 50% of the weekly earnings to a maximum of $170 commencing on the 8th day of non-occupation disabilities for a maximum of 26 weeks in any 52 week period for any one disability. With few exceptions, employers are required to provide this coverage to their New York employees.

Ancillary Products

We offer ancillary accident and health lines designed to further protect against risks to which our core customer is typically exposed. These products combined contributed 6.3% to our total premiums in 2011. The majority of these products, excluding group dental insurance, are reinsured and the administration of these products is handled by a third-party administrator. Our ancillary product offerings include the following:

▪	Medical stop loss: Medical stop loss coverage is sold to employers (not individual employees) to cover their liabilities as incurred in the administration of self-funded medical plans. These are plans that are governed by ERISA. The employer does not buy a fully insured plan from a carrier, but instead opts to pay the benefits for its medical plan itself. The parameters of these benefits are spelled out in a plan document that is disseminated to employees. The employer then purchases stop loss coverage to insure it against claims in excess of contractually designated amounts. The coverage purchased by the employer will typically cover the risk that a claim on an individual employee exceeds a certain level and the risk that the overall claims for the plan (less whatever amount is covered under the specific deductible) exceeds a given level. This type of plan generally has a maximum reimbursement level and is reinsured at approximately 85-90%.

▪	Group dental: In the third quarter of 2009, we began providing group dental insurance. Dental benefit plans provide funding for necessary or elective dental care. This policy provides dental coverage and is available only in New York to employer groups. Coverage is provided through a preferred provider organization, or PPO, or out of network arrangement in which this coverage is subject to deductibles, coinsurance and annual or lifetime maximums.

▪	Individual impaired risk disability: The individual substandard disability product provides disability income insurance. An individually underwritten policy for the substandard risk market, this product was designed for individuals that may have been declined for normal disability coverage with another carrier.

▪	Hospital indemnity products: This is a limited benefit policy that provides a combination of hospital indemnity and limited medical-surgical benefits, available to persons and their dependents. Optional AD&D insurance, dental and vision benefits are offered. Our hospital indemnity products provide a daily benefit (ranging from $100 to $2,000 per day) for medically necessary inpatient confinements up to a maximum number of days and a limited dollar benefits for treatment of medical conditions. The policy does not cover all medical expenses.

▪	Accident products: This is a limited benefit policy not intended to cover all medical expenses. Our accident emergency room policy provides accident-only benefits, emergency room covered expenses and optional AD&D insurance. Subject to deductibles, limits and maximums, the policy will pay the selected benefit amount (ranging from $1,000 to $10,000 per injury/sickness).

Marketing and Distribution

The Insurance Company is licensed to market insurance products in all 50 states and the District of Columbia. The Insurance Company distributes our annuity and life insurance products through 1,318 independent general agents (364 of which are located in New York State). These general agents, in turn, distribute the Insurance Company’s products through their 12,019 licensed insurance agents or brokers, most of whom also distribute similar products marketed by other insurance companies. We believe that we offer innovative products and quality service and that our product commission rates are competitive. The New York State Department of Financial Services, or NYDFS, regulates general agent commission rates. In October 2011, the functions of the New York State Insurance Department, or NYSID, and the New York State Banking Department were transferred to the NYDFS.

The independent general agent system is our primary product distribution system. Management believes that the general agent distribution system provides cost advantages to us because we incur minimal fixed costs associated with recruiting, training and maintaining agents. Therefore, a substantial portion of our costs normally associated with product distribution is variable. Distribution costs rise and fall with the level of business.

We utilize many general agents to distribute our products and therefore we are not dependent on any one general agent for a substantial amount of our business. On the other hand, independent general agents and their licensed agents and brokers are not captive to us. Management believes that interest crediting rates, general agent product commission levels, annuity and life product features, company support services and perceived company financial stability help determine our competitive position at any given point in time and influence general agents and their licensed agents and brokers to distribute our products. Generally, we issue annuity contracts along with the general agent’s commission within two business days after application receipt. We also provide general agent support by providing direct access to the Insurance Company’s senior executives. Annuity contract and life insurance policyholders may access information regarding their individual holdings via our website or toll-free telephone number.

Our top ten general agents, as measured by combined 2011 annuity and life premiums, accounted for approximately 36% of our sales in 2011. No single general agent accounted for more than 7%. Management does not believe that the loss of any single distribution source would have a material adverse impact on our business. However, the simultaneous loss of several distribution sources would diminish our product distribution and reduce sales unless these sources were timely replaced. To guard against this contingency, we continuously recruit new independent general agents.

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

Use of reinsurance does not discharge an insurer from liability on the insurance ceded. An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from the reinsurer. At December 31, 2011, of the approximately $1.0 billion of our individual life insurance in force, we had ceded to reinsurer’s approximately $547 million. The principal reinsurance companies of individual life policies with whom we did business at December 31, 2011 were Transamerica International Re, Ltd. (not rated by A.M. Best) and Swiss Re Life and Health America, Inc. (A.M. Best rating of “A+ (Superior)”).

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

Investments and Investment Policy

Investment Portfolio Summary

The following table summarizes our investment portfolio at December 31, 2011. This table consists primarily of fixed maturity investments available for sale, which are carried at fair value.

		% of Total
	Total Carrying Value[1]	Estimated Fair Value
	(dollars in thousands)
Fixed maturities
Bonds and notes:
U.S. Government, government agencies and authorities	$45,323	1.19%
States, municipalities and political subdivisions	371,605	9.73%
Investment grade corporate	2,250,027	58.91%
Public utilities	485,820	12.72%
Below investment grade corporate	163,215	4.27%
Mortgage backed	122,471	3.21%
Investment grade preferred stocks	50,295	1.32%
Below investment grade preferred stocks	31,999	0.84%

Total fixed maturities	3,520,755	92.18%

Equity securities
Common stock	1,302	0.03%

Other investments:
Policy loans	18,442	0.48%
Real estate	415	0.01%
Limited partnerships[2]	166,923	4.37%
Derivatives	3,358	0.09%
Cash and short-term investments	108,343	2.84%

Total cash and investments	$3,819,538	100.00%

1All fixed maturity and equity securities are classified as available for sale; accordingly total carrying value equals estimated fair value. Quoted market prices for most publicly traded securities are available. Where quoted prices are unavailable, prices are obtained from securities dealers and valuation methodologies.

2 Consists of investments in limited partnerships, which are accounted for under the fair value and equity methods. See Note 1D to the Notes to the Consolidated Financial Statements for an explanation of the methodology used to value limited partnerships.

Investment Grade Securities

As of December 31, 2011, approximately 89% or $3.4 billion of our investment portfolio consisted of investment grade securities (according to the designations of the National Association of Insurance Commissioners, or NAIC) and investment grade short-term commercial paper. Of that amount, approximately $ 2.3 billion consisted of investment grade corporate bonds and preferred stock and $ 108.3 million consisted of cash and commercial paper rated A1/P1 or higher. The remaining $989 million, consisting of U.S. Government bonds and government agency securities, bonds of states and municipalities, public utility bonds and commercial mortgage-backed securities, is discussed below. Included in the investment grade portfolio, as of December 31, 2011, we had $431.7 million of securities designated as Rule 144A investments that have not been registered under the Securities Act of 1933. These securities are freely tradable amongst institutions that are qualified institutional buyers under Rule 144A.

Below Investment Grade Securities

As of December 31, 2011, we held approximately $231.2 million, excluding limited partnerships, in below investment grade securities, according to NAIC designations, representing approximately 6.1% of our investment portfolio. This compares to $195.3 million, or 5.2% of our investment portfolio at December 31, 2010. Of the 2011 amount, $ 163.2 million consisted of corporate bonds, $32.0 million of preferred stock, $10.2 million of public utility bonds, $20.2 million of commercial mortgage-backed obligations and $5.5 million of local governmental authority bonds. Of these, approximately $148.4 million (64.2%) were rated at the highest below investment-grade level.

Government Bonds and Agency Securities

As of December 31, 2011, we held approximately $ 45.3 million in U.S. Treasury or other government agency bonds consisting primarily of U.S. Treasury and GNMA, FNMA, FHLMC and FHLB obligations.

States, Municipalities and Political Subdivisions

As of December 31, 2011, the Company held $ 371.6 million in municipal bonds of states, political subdivisions, and special revenue and tax assessment bonds. 99% of these bonds are considered investment grade. As a result of the Economic Recovery Act of 2009, the federal government provided a 35% subsidy of municipal interest to 2009 and 2010 municipal issuers that funded infrastructure projects, including elementary and secondary schools, college housing and related projects, highways and various road projects, water and wastewater improvements, and a variety of building projects. In return, the municipal issuers agreed to issue municipal bonds where the interest is subject to federal income tax. Known as “Build-America Bonds”, this program created a new money investment opportunity for us in 2009 and 2010.  Most of the bonds purchased carried ratings higher than AA3 by Moody’s, AA- by Standard and Poor’s or AA- by Fitch Investor Services and provided yields on 12-20 year maturity bonds that exceed yields on 10-year BBB-rated corporate bonds. All of these bonds are rated NAIC “1”.  The Build-America program ended in December 2010 but municipal credits continued to issue taxable municipal bonds in 2011. During 2011, we purchased $36.5 million of taxable municipals. We also purchased an additional $ 10.5 million of federally tax-exempt industrial revenue bonds. These are bonds of A and BBB-rated industrial corporations that have absolute yields comparable to long-term taxable corporate bonds yet provide limited tax benefits to us. We intend to continue investing in both taxable municipals and tax-exempt industrial revenue bonds as opportunities arise.

Public Utility Bonds

As of December 31, 2011, we held $ 485.8 million in public utility bonds, representing 12.72% of the investment portfolio. Of that amount, 98% or $475.6 million consisted of investment grade securities. Approximately 85% of the holdings represented bonds issued by the operating companies of electric and gas utilities, with the balance consisting of an assortment of electric utility holding company bonds, capital trust securities and U.S. dollar holdings in foreign electric and water utilities. The portfolio is diversified, with 127 individual holdings of primarily investment-grade companies. Given their large and continuing need for additional capital, public utilities are sensitive to a general rise in overall interest rates. However, regulatory agencies generally provide regulatory support in increasing interest rate environments because of the nature of utility service. A number of these public utilities own and operate nuclear facilities and are exposed to the risks related thereto.

Mortgage-Backed Securities

As of December 31, 2011, approximately $ 122.5 million (3.21%) of our investment portfolio was invested in commercial mortgage-backed obligations, or CMBS, and residential mortgage-backed obligations, or RMBS, mostly purchased as mezzanine level debt, between 1995 and 2001.  This compares to $158.5 million, or 4.3% of our portfolio at December 31, 2010. A significant portion of this CMBS portfolio is scheduled to mature over the next three years, although expected maturities could be extended based upon the slowdown of prepayments. Of the CMBS portfolio, approximately 62% have an A rating or better and 32% are rated Baa. The remaining 6% are considered non-investment grade. We made approximately $19 million of investments in RMBS in 2011.  Our total RMBS exposure is approximately $20.5 million or 0.05% of invested assets.  Of the RMBS portfolio, approximately 32% or $6.6 million is investment grade rated.

Limited Partnerships

As of December 31, 2011, approximately $ 166.9 million (4.37%) of our investment portfolio consisted of interests in approximately 57 limited partnerships, which are engaged in a variety of investment strategies, including debt restructurings, real estate, international opportunities, merchant banking, oil and gas, infrastructure and multi-strategy hedge funds. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which, except for hedge fund investments, may be mitigated by our ability to receive quarterly distributions of partnership earnings.

The carrying values of our investments in limited partnerships as of December 31, 2011, 2010 and 2009 were approximately $166.9 million, $195.5 million and $212.7 million respectively. Net realized investment gains (losses), including other than temporary impairments, or OTTI losses, derived from our interests in limited partnership investments under the fair value method, aggregated approximately $ 41.1 million $ 26.2 million and ($7.9) million in fiscal, 2011, 2010 and 2009 respectively. Equity in earnings (loss) derived from the limited partnerships under the equity method totaled approximately $ 2.2 million, ($5.5) million and ($.1) million in fiscal 2011, 2010 and 2009 respectively.

(In thousands)	2011	2010	2009

Equity in earnings (loss) on limited partnerships	$2,156	$(5,450)	$(66)

Net realized investment gains (losses) on limited partnerships (including OTTI losses)	41,111	26,173	(7,941)
	$43,267	$20,723	$(8,007)

Pursuant to the terms of certain limited partnership agreements to which we are a party, we are committed to contribute, if called upon, an aggregate of approximately $41.7 million of additional capital to such limited partnerships. Commitments of $40.6 million and $1.1 million are expected to be called or expire in 2012 and 2013, respectively. Based on historical experience, we believe that it is likely that no more than 75% of the maximum commitment will be called.

Dividends, or distributions, including earnings plus return of capital, paid by the limited partnerships totaled approximately $5.5 million and $7.2 million in fiscal years 2011 and 2010, respectively.

At December 31, 2011, the investments in limited partnerships, totaling $159.1 million, are not redeemable during the lives of the funds and have expected remaining lives that extend in some cases 10 years. At December 31, 2011, 39% of the total above had expected remaining lives of less than three years, 56% between 3 and 7 years and 5% between 7 and 10 years. Expected lives are based upon legal maturity, which can be extended typically in one-year increments.

During 2011, we liquidated two hedge fund investments at market value except for approximately $4.2 million of private special investments held by one of the liquidated funds. As of December 31, 2011, we are invested in five hedge funds with a remaining book value of $7.8 million. Our remaining investments in these hedge funds are either private special investments that are subject to liquidation at a date to be determined by the fund or investments located at the prime brokerage unit of Lehman Brothers International (Europe), located in the United Kingdom. Since September 2008, when Lehman Brothers filed for bankruptcy, the assets were frozen and the claims to such assets are subject to the resolution of the bankruptcy proceedings.

Approximately 24% of our investment portfolio in limited partnerships is involved in distressed asset investments. These limited partnerships take positions in debt and equity securities, loans originated by banks and other liabilities of financially troubled companies. Investments in companies undergoing debt restructurings, which by their nature have a high degree of financial uncertainty, may be senior, unsecured or subordinated indebtedness. This makes such underlying investments particularly sensitive to interest rate increases, which could affect the ability of the borrower to generate sufficient cash flow to meet its fixed charges.

Approximately 18% of our limited partnership portfolio generally invests in real estate assets, real estate joint ventures and real estate operating companies. These partnerships seek to achieve significant rates of return by targeting investments that provide a strategic or competitive advantage and are priced at levels that the general partner believes to be attractive.

The limited partnerships that are involved in merchant banking activities generally seek to achieve significant rates of return (including capital gains) through a wide variety of investment strategies, including leveraged acquisitions, bridge financing, and other private equity investments in existing businesses.

Other Investments

As of December 31, 2011, our investment portfolio included approximately $82.3 million (2.2%) invested in preferred stock, and approximately $1.3 million (0.03%) invested in common stock. Our only direct real estate investments are two buildings in Nyack, New York, which are used as our home office, and two acres of undeveloped land in Nyack, New York.

Scheduled Maturities, NAIC Designations and Credit Ratings

The following table sets forth the scheduled maturities for our investments in bonds and notes as of December 31, 2011.

Maturity1

	Estimated Fair Value[2]	Percent of Total Estimated Fair Value
	(in thousands)
Due in one year or less [3]	$149,854	4.36%
Due after one year through five years	749,848	21.81%
Due after five years through ten years	1,092,366	31.77%
Due after 10 years	1,323,922	38.50%
Total	3,315,990	96.44%
Mortgage-backed bonds (various maturities)	122,471	3.56%
Total bonds and notes	$3,438,461	100.00%

1This table is based upon stated maturity dates and does not reflect the effect of prepayments, which would shorten the average life of these securities. All securities are classified as available for sale; accordingly total carrying value equals estimated fair value.

2Quoted market prices for most publicly traded securities are available. Where quoted prices are unavailable, prices are obtained from securities dealers and valuation methodologies.

3Excludes commercial paper of ninety days or less.

The NAIC assigns securities quality ratings and uniform prices called “NAIC Designation”, which are used by insurers when preparing their statutory annual statements. The NAIC annually assigns designations at December 31 to publicly traded as well as privately placed securities. These designations range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the bonds and notes in our investment portfolio, approximately 94.2% were in one of the highest two NAIC Designations at December 31, 2011.

The following table sets forth the carrying value and estimated fair value of the securities in the table above according to NAIC Designations at December 31, 2011.

NAIC Designations

(generally comparable to Moody's ratings)1

	Estimated Fair Value[2]	Percent of Total Estimated Fair Value[2]
	(in thousands)
1 (Aaa, Aa, A)	$1,670,182	48.57%
2 (Baa)	1,569,105	45.63%
Total investment grade	3,239,287	94.21%
3 (Ba)	120,053	3.49%
4 (B)	55,153	1.60%
5 (Caa, Ca)	23,968	0.70%
6 (C)	-	0.00%
Total non-investment grade	199,174	5.79%
Total	$3,438,461	100.00%

1Comparison between NAIC Designations and Moody’s rating is as published by the NAIC. NAIC class 1 is considered equivalent to an A or higher rating by Moody’s; class 2, Baa; class 3, Ba; class 4, B; class 5, Caa and Ca; and class 6, C. All securities are classified as available for sale; accordingly total carrying value equals estimated fair value.

2Quoted market prices for most publicly traded securities are available. Where quoted prices are unavailable, prices are obtained from securities dealers and valuation methodologies.

The following table sets forth the composition of our bond and notes portfolio by public credit rating as of December 31, 2011.

Rating 1

	Estimated Fair Value [2]	Percent of Total Estimated Fair Value[2]
	(in thousands)
U.S. Treasuries	$43,354	1.26%
AAA	145,701	4.24%
AA	380,259	11.06%
A	1,065,556	30.99%
BBB	1,588,158	46.19%
Total investment grade	3,223,028	93.73%
BB	141,408	4.11%
B	58,773	1.71%
CCC	15,116	0.44%
C or lower	136	0.00%
Total non-investment grade	215,433	6.27%
Total	$3,438,461	100.00%

1Ratings are those assigned primarily by Standard and Poors, or S&P, when available, with remaining ratings assigned by Moody's and converted to a generally comparable S&P rating. Bonds not rated by any such organization (e.g., private placement securities) are included based on the rating prescribed by the Securities Valuation Office of the NAIC. NAIC class 1 is considered equivalent to an A or higher rating; class 2, BBB; class 3, BB, and classes 4-6, B and below. All securities are classified as available for sale; accordingly total carrying value equals estimated fair value

2Quoted market prices for most publicly traded securities are available. Where quoted prices are unavailable, prices are obtained from securities dealers and valuation methodologies.

NYDFS Regulation 130

The Insurance Company is subject to Regulation 130 adopted and promulgated by the NYDFS. Under this Regulation, the Insurance Company’s ownership of below investment grade debt securities is limited to 20% of total admitted assets, as calculated under statutory accounting. As of December 31, 2011, approximately 5.1% of the Insurance Company’s total admitted assets were invested in below investment grade debt securities. Included in the below investment grade debt securities were 4 bond holdings in the Insurance Company’s investment portfolio that were in or near default, with an estimated fair value totaling $0.5 million at December 31, 2011. For a detailed discussion concerning below investment grade debt securities, including the risks inherent in such investments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” Also see “Note 2 to the Notes to Consolidated Financial Statements” for certain other information concerning our investment portfolio.

Insurance Regulation

General

Life insurance companies and their parent holding companies are subject to extensive regulation and supervision, primarily by the states in which they transact business. Most states require insurance companies and their holding companies to register with the insurance regulatory authority of the state of domicile and to furnish to such state regulatory authority financial and other information that may materially affect the operations, management or financial condition of the insurer. State insurance laws establish regulatory agencies with broad administrative and supervisory powers. Principal among these powers are granting and revoking licenses to transact business; regulating marketing and other trade practices; operating guaranty associations; licensing agents; approving policy forms; regulating premium rates; regulating insurance holding company systems; establishing reserve requirements; prescribing the form and content of required financial statements and reports; performing financial, market conduct and other examinations; determining the reasonableness and adequacy of statutory capital and surplus; defining acceptable accounting principles; regulating the type, valuation and amount of investments permitted; and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.

The Insurance Company is domiciled in and subject to regulation by the State of New York, as well as the other states in which it transacts business. The laws and regulations of New York applicable to insurance holding companies require, among other things, that all transactions within a holding company system be fair and equitable. In addition, many transactions require prior notification to or approval of the Superintendent of NYDFS, or the Superintendent. In addition, insurance regulators periodically examine the Insurance Company’s financial condition, adherence to statutory accounting practices and compliance with the insurance department’s rules and regulations.

As part of their routine regulatory oversight process, the NYDFS conducts detailed examinations of the books, records and accounts of the Insurance Company every three years. The Insurance Company’s most recently completed examination covered the three-year period ended December 31, 2009 and the NYSID, predecessor of the NYDFS, issued its final report on April 25, 2011. The review did not reveal any issues that materially affected our financial condition or that deviated from the New York Insurance Law, NYDFS regulations and circular letters or our operating rules. The NYSID indicated that it would continue to review the pricing methodologies and assumptions of our products in light of New York’s Self-Support regulations, which state that life insurance companies domiciled or conducting business in the State of New York are prohibited from selling insurance products that are priced with an expected loss based on reasonable actuarial assumptions.

Statutory Reporting Practices

The Insurance Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the NYDFS. The NYDFS has adopted the provisions of the NAIC’s Statutory Accounting Practices, or SAP, as the basis for its statutory reporting practices. SAP is used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP. The following are some of the major differences between SAP and GAAP:

▪	SAP, unlike GAAP, utilizes asset valuation reserves and interest maintenance reserves, which are intended to stabilize surplus from fluctuations in the value of the investment portfolio.
▪	Future policy benefits and policyholders' account balances under SAP differ from GAAP due to differences between actuarial assumptions and reserving methodologies.
▪	Certain policy acquisition costs, such as commissions, sales inducements and certain expenses related to policy issuance and underwriting are expensed as incurred under SAP, but are deferred under GAAP and amortized over the premium-paying period of the related policies or based on past and projected profits to achieve a matching of revenues and expenses.
▪	Under GAAP, deferred federal income taxes provide for temporary differences which are recognized in the consolidated financial statements in a different period than for federal income tax purposes. Deferred taxes are also recognized under SAP; however, there are limitations as to the amount of deferred tax assets that may be reported as admitted assets. Under SAP, the change in the deferred taxes is recorded in surplus, rather than as a component of income tax expense.

▪	Under SAP, our portfolio of debt securities is recorded at amortized cost, except for securities that are in or near default, that are reported at fair value. Under GAAP, debt securities are carried at amortized cost or fair value based on their classification as either held to maturity or available for sale.
▪	Certain assets, such as furniture and equipment, agents’ debit balances, and prepaid expenses, are not admissible under SAP but are recognized under GAAP.
▪	Under SAP, premiums from Universal Life and deferred annuities are recognized as premiums when received. Under GAAP, the premiums received are recorded as an increase in liability for policyholder account balances and revenues are recognized primarily when the policy administration fee portion of premiums and surrender charges are received.
▪

Regulation of Dividends and Other Payments from the Insurance Company

Presidential Life Corporation is a legal entity separate and distinct from its subsidiaries. As a holding company with no other business operations, our primary sources of cash needed to meet its obligations, including dividend payments on its common stock, are rent from our real estate, income from our investments and dividends from the Insurance Company.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to Presidential Life Corporation without obtaining prior regulatory approval. Under New York law, the Insurance Company is permitted, without prior regulatory clearance, to pay a dividend to us as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the end of the immediately preceding calendar year, or (ii) its statutory net gain (after tax) from operations for the immediately preceding calendar year. Any dividend in excess of such amount is subject to approval by the Superintendent. The Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The NYDFS has established informal guidelines for such determinations. The guidelines focus on, among other things, an insurer’s overall financial condition and profitability under SAP, which, as discussed above, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP.

In 2011, the Insurance Company paid $26.9 million in dividends to us. In 2012, the Insurance Company will be permitted to pay a stockholder dividend of up to $34.3 million to us without prior regulatory clearance. However, there can be no assurance that this level of dividend payments will continue to be permitted in future periods. Accordingly, we cannot provide assurance that the Insurance Company will have adequate statutory earnings to support payment of dividends to us in an amount sufficient to fund our cash requirements, including the payment of dividends to our shareholders, or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.

Investment Reserves

Asset Valuation Reserve. SAP requires a life insurance company to maintain an Asset Valuation Reserve, or AVR, to absorb realized and unrealized capital gains and losses on a portion of an insurer’s fixed income securities and equity securities. The AVR is required to stabilize statutory surplus from fluctuations in the market value of bonds, stocks, mortgages, real estate and other long-term investments. The maximum AVR is calculated based on the application of various factors that are applied to the assets in the insurer’s portfolio. The AVR captures credit-related realized and unrealized capital gains and losses on such assets. Each year the amount of an insurer’s AVR will fluctuate as the investment portfolio changes and capital gains and losses are absorbed by the AVR. To adjust for such changes over time, contributions must be made to the AVR in an aggregate amount equal to 20% of the difference between the maximum AVR as calculated and the actual AVR. These contributions may slow the rate of growth in or reduce the Insurance Company’s surplus. The impact of the AVR on the Insurance Company’s surplus depends in part on the future composition of the Insurance Company’s investment portfolio.

Interest Maintenance Reserve. The Interest Maintenance Reserve, or IMR, captures capital gains and losses (net of taxes) on fixed income investments (primarily bonds and mortgage securities) resulting from interest rate changes, which are amortized into net income over the estimated remaining periods to maturity of the investments sold. The extent of the impact of the IMR depends on the amount of future capital gains and losses on fixed maturity investments resulting from interest rate changes.

NAIC-IRIS Ratios

The NAIC’s Insurance Regulatory Information System, or IRIS, was developed by a committee of state insurance regulators and primarily is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 industry ratios and specifies “normal ranges” for each ratio. The IRIS ratios were designed to advise state insurance regulators of significant changes in an insurance company’s product mix, large reinsurance transactions, increases or decreases in premiums received and certain other changes in operations. These changes need not result from any problems with an insurance company, but merely indicate changes in certain ratios outside ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside “normal ranges,” state regulators may, but are not obligated to, inquire of the company regarding the nature of the company’s business to determine the reasons for the ratios being outside the “normal range.” No regulatory significance results from being out of the normal range on fewer than four of the ratios. For the year ended December 31, 2011, the Insurance Company had two ratios that fell outside the normal range. The “Change in Premium” ratio fell outside of the normal range due to the significant decrease in our annuity premiums. Annuity sales decreased by over $50 million as a direct result of the low interest rate environment. The “Change in Reserves” ratio relates to life reserves and was triggered by a reserve decline on single premium universal life business due to both an increase in contractual charges in 2011 and a high level of surrenders.

Risk-Based Capital

Under the NAIC's risk-based capital, or RBC, formula, insurance companies must calculate and report information under a risk-based capital formula. The standards require the computation of a risk-based capital amount that is compared to a company’s actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level). At December 31, 2011, the Insurance Company’s Company Action Level was $69.2 million and the Mandatory Control Level was $24.2 million. The Insurance Company’s adjusted capital at December 31, 2011 and 2010 was $384.9 million and $312.1 million, respectively, which exceeds all four NAIC action levels. The RBC ratio as of December 31, 2011 and 2010 was 556% and 449%, respectively.

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

The amount of these assessments against the Insurance Company in 2011 and prior years has not been material. However, the amount and timing of any future assessment against the Insurance Company under these laws cannot be reasonably estimated and is beyond the control of the Company and the Insurance Company. As such, no reasonable estimate of such assessments can be made.

Federal Regulation

Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and any future federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements, and the removal of barriers restricting banks from engaging in the insurance and mutual fund business. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, among other things, established the Federal Insurance Office, or FIO, within the U.S. Treasury. Under this law, regulations will need to be created for the FIO to fulfill its mandate to focus on systemic risk oversight. The FIO is required to gather information regarding the insurance industry and to which report to Congress a plan to modernize and improve insurance regulation in the U.S. At this time, it is difficult to predict the extent the Dodd-Frank Act, or any resulting regulations, will impact our operations.

Environmental Considerations

As an owner and operator of real property, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to management, we believe that any costs associated with environmental regulations will not have a material adverse effect on our business or financial condition.

Enterprise Risk Management

Our Enterprise Risk Management, or ERM, program supports executive decision-making regarding capital management, investment, operating and other key decisions, contributing to the preservation and enhancement of shareholder value. In connection with the ERM program, management incorporates capital modeling in pricing, strategic planning, and other aspects of the business to help optimize executives’ key decisions. In addition, management has developed a structured ERM framework in order to identify, monitor and mitigate major risks. Updates on risk management initiatives, as well as risk dashboard reports, are provided to the Audit Committee quarterly.

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. In June 2011, the A.M. Best Company upgraded the financial strength rating of Presidential Life Corporation to “B++” (Good) from “B+” (Good) and upgraded issuer credit rating (“ICR”) to “bbb” (Good) from “bbb-“ for the Insurance Company and upgraded the ICR to “bb” from “bb-“ for Presidential Life Corporation. The ratings have been assigned a stable outlook. These ratings were derived from an in-depth evaluation of our balance sheets, operating performance and business profile. A.M. Best evaluates, among other factors, our capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders.

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. There can be no assurance that Presidential Life Corporation’s or the Insurance Company’s ratings will continue for any given period of time or that they will not be changed. In the event the ratings are downgraded, the level of revenues and the prospects of our business may be materially adversely impacted.

Affiliates

Presidential Life Corporation’s principal subsidiary is the Insurance Company. Presidential Life Corporation has three additional subsidiaries, Presidential Securities Corporation, P.L. Assigned Services Corporation and Presidential Asset Management Company, Inc. In aggregate, these three additional subsidiaries are not material to the Company’s consolidated financial condition or results of operations.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.presidentiallife.com when such reports are available on the SEC website. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our search references for these websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

The following are certain risk factors that could affect our business, financial condition, results of operations and the trading price of our common stock. These risk factors should also be considered in connection with evaluating the forward-looking statements contained in this Form 10-K.

Our business has been, and may continue to be, negatively impacted by recent adverse economic and market conditions.

Our business has been adversely affected by the economic and capital markets downturns over the past three years. These downturns have been characterized by higher unemployment, lower family income, lower consumer spending and generally poor investment returns. Until the U.S. economy improves, our business will continue to be negatively impacted. In this type of economic environment, among other things, consumers may refrain from purchasing our annuity products; we may experience a higher incidence of claims and lapses or surrender of policies; and our policyholders may choose to defer or stop paying insurance premiums. Each of these occurrences, and the occurrence of other negative effects that we may not anticipate resulting from the economic downturn or from slow economic growth, would have a material adverse effect on our financial condition and results of operations.

Because our financial condition and operating results are significantly affected by the performance of our investment portfolio, we may be adversely affected by changes in bond yields and interest rates.

Our financial condition and operating results are materially affected by the performance of our investment portfolio. Most of our portfolio is invested in fixed income securities that are valued on our balance sheet at market value. The market value of fixed income securities generally moves in the opposite direction of the market yields of bonds (bond prices decline when their yields rise). Bond yields may rise or fall in response to market expectations of future interest rates and as a result of changes in the market evaluation of the credit worthiness of the relevant issuers. Bond yields were volatile during 2010 and 2011, which impacted our financial results. Changes in bond yields also affect the rate at which funds are reinvested and this may have an adverse effect on investment income and consequently on our results of operations.

Significant increases or decreases in market interest rates can materially and adversely affect the profitability of our products, our ability to earn predictable returns, the fair value of our investments and the reported value of our shareholders’ equity. A rise in interest rates generally will result in a decrease in the value of our investment portfolio and either a decrease in its unrealized gain position or an increase in its unrealized loss position. The value of long duration bonds in our investment portfolio is also sensitive to interest rate changes.

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

Although our investment policies stress diversification of risks, conservation of principal and liquidity through conservative investment guidelines, our investments are subject to general economic conditions, market risks and fluctuations, as well as to risks inherent in particular securities. Prolonged and severe disruptions in the public debt and equity markets, including, among other things, widening of credit spreads, bankruptcies, defaults and significant ratings downgrades, may put our investments at risk. Market volatility can make it difficult to value certain of our securities if trading becomes less frequent. Depending on market conditions, we could incur substantial additional realized and unrealized investment losses in future periods. Separately, the occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to realize capital losses. Large investment losses could decrease our asset base, thereby affecting our ability to underwrite new business. Additionally, such losses would have a material adverse impact on our equity, business and financial strength.

Our investment portfolio includes below investment-grade or unrated securities that have a higher degree of credit or default risk. Default losses could adversely affect our results of operations and financial condition.

Our investment portfolio is primarily invested in high-quality, investment-grade securities. However, a portion of the portfolio is invested in below investment-grade or unrated securities. At December 31, 2011, below investment-grade or unrated securities, excluding limited partnerships, comprised approximately 6.1% of our investment portfolio. These securities have a higher degree of credit or default risk and are much less liquid than the rest of our portfolio. These securities may also be less liquid in times of economic weakness or market disruptions. While we have in place investment guidelines to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of prolonged economic weakness, we may experience default losses in our portfolio. This may result in a reduction of net income and capital, adversely affecting our financial condition and results of operations.

Our investments in limited partnerships have a significant impact on our results of operations.

As of December 31, 2011, approximately $166.9 million, or 4.4%, of our investment portfolio consisted of interests in limited partnerships managed by various general partners. These limited partnerships are engaged in a variety of investment strategies, including real estate, infrastructure, debt restructurings, oil and gas and merchant banking. Historically, the returns on these limited partnership investments, although representing a small percentage of our investment assets, have had a disproportionately large impact on our results of operations. Given the significant impact of our limited partnership investments on our total revenues, the performance of our limited partnership investments has a significant impact on our results of operations. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity.

There can be no assurance that we will achieve the same level of returns on our investments in limited partnerships that we achieved in the years prior to the downturn or that we will achieve any returns on such investments at all. Recent gains from hedge fund redemptions will not recur in the future as we have reduced our investments in such funds consistent with our strategic plan. In addition, there can be no assurance that we will receive a return of all or any portion of our current or future capital investments in limited partnerships. The failure to receive the return of a material portion of our investments in limited partnerships could have a material adverse effect on our financial condition and results of operations.

We face competition from companies that have greater financial resources, a broader array of products, higher ratings and stronger financial performance than us, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.

We operate in a highly competitive environment. There are numerous insurance companies, banks, securities brokerage firms and other financial intermediaries marketing insurance products, annuities and other investments that compete with us. Management believes that our ability to compete is dependent upon, among other things, our ability to retain and attract independent general agents to market our products and our ability to successfully develop competitive, profitable products, which includes paying competitive interest rates on our products. If our competitors are more successful than we are at offering compelling products and paying competitive rates, our results of operations could be negatively impacted.

Because we are a holding company with no direct operations, the inability of our operating subsidiary, the Insurance Company, to pay dividends to us in sufficient amounts could harm our ability to meet our obligations.

We are a holding company and we have no direct operations. Our principal asset is the capital stock of the Insurance Company. Our ability to fund overall operations, pay dividends to shareholders and pay corporate expenses depends primarily on the ability of the Insurance Company to pay dividends or to advance or repay funds to us. Under New York laws and regulations, the Insurance Company may pay dividends to us without prior approval of NYDFS up to a certain threshold, or must receive prior approval of NYDFS to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, exceed the statutory limitation. The current statutory limitation is the lesser of 10% of the statutory surplus, as shown on our last annual statement on file with the Commissioner or our statutory net gain from operations for the prior calendar year.

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

Changes in these laws can further constrain the ability of the Insurance Company to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our corporate expenses.

Regulatory, accounting or tax changes may affect the cost of, or demand for, our products or services.

Our insurance business is subject to comprehensive regulation and supervision throughout the United States by both state and federal regulators. The primary purpose of state regulation of the insurance business is to protect contract owners, and not necessarily to protect other constituencies such as creditors or shareholders. State insurance regulators, state attorneys general, the NAIC, the SEC and the Financial Industry Regulatory Authority, or FINRA, continually reexamine existing laws and regulations and may impose changes in the future. Changes in federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation, and federal taxation could lessen the advantages of certain of our products as compared to competing products, or possibly result in the surrender of some existing contracts and policies or reduced sales of new products, which would reduce our profitability.

The adoption of new laws or regulations, enforcement actions or litigation, whether or not involving us, could influence the manner in which we distribute our insurance products, which could have an adverse effect on us.

Different interpretations of, or changes in, accounting principles could have a material adverse effect on our results of operations or financial condition.  Generally accepted accounting principles are complex, continually evolving and may be subject to varied interpretation by us, our independent registered public accounting firm and the SEC. Such varied interpretations could result from differing views related to specific facts and circumstances. Differences in interpretation of generally accepted accounting principles could have a material adverse effect on our results of operations or financial condition.

Downgrades in our claims paying ability, financial strength or credit ratings may increase our future cost of capital and reduce new sales and increase policy surrenders and withdrawals.

Financial strength ratings are important factors in establishing the competitive position of insurance companies. A downgrade, or the potential for such a downgrade, of any of our ratings could have a number of adverse effects on our business, including:

▪	materially increase the number of annuity contract surrenders and withdrawals;

▪	result in the termination of relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products; and

▪	reduce new sales of annuity contracts or increase the minimum interest rate we may be required to pay under new annuity contracts.

Any of these consequences could adversely affect our profitability and financial condition.

Changes in rating agency policies or practices could result in ratings changes unrelated to our business.

Rating organizations assign ratings based upon numerous factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions and circumstances outside the rated company's control. In addition, rating organizations may employ different models and formulas to assess financial strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models, general economic conditions or circumstances outside our control could impact a rating organization's judgment and the subsequent rating it assigns us. We cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect us.

If our estimated gross profits change significantly from initial expectations, we may be required to expense our deferred policy acquisition costs in an accelerated manner, which would reduce our profitability.

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

We rely on general agents and agents who are independent from us for the distribution of our products.

The independent general agent system is our primary product distribution system. Independent general agents and agents are not captive to us. Management believes that interest crediting rates, general agent product commission levels, annuity and life product features, our support services and perceived financial stability help determine our competitive nature at any given point in time and influence general agents and their agents to distribute our products. Our top ten general agents, as measured by combined 2011 annuity and life premiums, accounted for approximately 36% of our sales in 2011. No single general agent or agent accounted for more than 7% of total sales. The simultaneous loss of several distribution sources would diminish our product distribution and reduce sales and could have an adverse material impact on our business unless these sources are timely replaced.

A failure in our operational systems or infrastructure could impair our liquidity, disrupt our businesses, damage our reputation and cause losses.

Shortcomings or failures in our internal processes, personnel or systems could lead to impairment of our liquidity, financial loss, disruption of our business, liability to clients, regulatory intervention or reputational damage. For example, our business is highly dependent on our ability to process, on a daily basis, a large number of transactions. The transactions we process have become increasingly complex and often must adhere to legal and regulatory standards. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions. Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, it could potentially jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Our business may be adversely affected if we are unable to hire and retain qualified employees.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Competition in the financial services industry for qualified employees is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees; an inability to do so may adversely affect our business.

Discrepancies between actual claims experience and assumptions used in setting prices for our products would have an adverse effect on our results of operations.

We establish liabilities for amounts payable under life insurance policies, accident and health insurance policies and annuity contracts. Generally, these amounts are payable over a long period of time and the profitability of the products is dependent on the pricing. Principal assumptions used in pricing policies and in the establishment of liabilities for future policy benefits are investment returns, mortality, expenses and persistency. The reserves reflected in our consolidated financial statements are based upon our best estimates of mortality, persistency, expenses and investment income at policy issuance, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all non-interest-sensitive products. While we historically have not experienced significant adverse deviations from our assumptions, there can be no guarantee that future estimates and assumptions will not significantly deviate from actual results.

Our business may be adversely affected if the decline in annuity contracts in-force were to continue for an extended period of time.

The declining trend in annuity in-force primarily reflects declining sales in the current low interest rate environment as well as unusually large volumes of business written in 2000 thru 2002.  These contracts started to come off surrender charge at the end of 2005, through the end of 2008, resulting in a relatively large surrender rate.  In 2011, annuity surrenders, death claims and policy lapses outpaced new sales causing a slight decline in total annuity in force.  We believe that surrenders and death claim activity combined with the challenging low interest rate environment for annuity sales may cause total annuities in force to fall further.

We have made errors in the past preparation of certain of our historical financial statements and our internal control over financial reporting has not been effective.

Because of the material weaknesses in our internal control over financial reporting in 2010, we could be subject to sanctions or investigations by the exchange on which we list our shares, the SEC or other regulatory authorities, including the NYDFS. In addition, as a result of restatements of our previously issued financial statements, we have from time to time been unable to timely file reports we are required to file under the Exchange Act, including our Forms 10-K and 10-Q. Because of these events, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. If we are unable to remediate any material deficiencies in our internal control effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm. In addition, we may identify additional material weaknesses in the future. Any additional failures of internal controls could have a material adverse effect on our results of operations and harm our reputation.

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

Management believes that our present facilities are adequate for its anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 14, 2012, we are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol “PLFE”. The following table sets forth, for the indicated periods, the high and low sales prices per share for the common stock on the NASDAQ Global Select Market, and the per share cash dividends declared on the common stock.

	High	Low	Cash Dividends Declared per Share
Fiscal 2010
First Quarter	$10.48	$8.9	$0.0625
Second Quarter	12.85	8.8	0.0625
Third Quarter	10.09	8.45	0.0625
Fourth Quarter	10.05	9.27	0.0625

Fiscal 2011
First Quarter	$10.59	$8.79	$0.0625
Second Quarter	11.14	9.59	0.0625
Third Quarter	12.08	7.84	0.0625
Fourth Quarter	10.67	7.38	0.0625

Fiscal 2012
First Quarter (through March 13, 2012)	$12.10	$9.82	$0.0625

We have paid regular cash dividends since 1980. We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and our financial condition. Any determination to pay dividends is at the discretion of the Board of Directors and is subject to regulatory and contractual restrictions as described in “Part I – Business – Insurance Regulation” and Part II – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

On March 13, 2012, there were approximately 480 holders of record of our common stock (which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and other intermediaries).

We did not repurchase any shares of our common stock pursuant to publicly announced plans or programs during 2011.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the cumulative total return of our common stock with: (i) the S&P 600 SmallCap Index; and (ii) the S&P Life and Health Insurance Index and assumes an investment of $100 on December 31, 2006 in each of our common stock, the stocks comprising the S&P 600 SmallCap Index and the stocks comprising the S&P Life and Health Insurance Index, assuming the reinvestment of dividends.

Total Return To Shareholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending

Company / Index	Dec07	Dec08	Dec09	Dec10	Dec11
Presidential Life Corporation	-18.04	-41.83	-4.76	11.35	3.29
S&P 600 SmallCap Index	-0.30	-31.07	25.57	26.31	1.02
S&P 500 Life & Health Insurance Index	11.00	-48.32	15.57	25.25	-20.71

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec06	Dec07	Dec08	Dec09	Dec10	Dec11
Presidential Life Corporation	100	81.96	47.68	45.41	50.56	52.23
S&P 600 SmallCap Index	100	99.70	68.72	86.29	109.00	110.10
S&P 500 Life & Health Insurance Index	100	111.00	57.37	66.30	83.04	65.84

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for each of the five years in the period ended December 31, 2011 is not necessarily an indication of future operations. This data should be read in conjunction with our consolidated financial statements and notes thereto and Item 7, Management’s Discussion and Analysis of Operations and Financial Condition.

Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Income Statement Data:
Insurance revenues	32,739	72,604	57,711	49,519	43,022
Income from investments and other sources	234,704	224,419	190,130	176,274	312,875
Total revenue	$267,443	$297,023	$247,841	$225,793	$355,897
Benefits	178,503	229,638	214,557	208,740	217,668
Interest expense on notes payable	-	-	754	7,353	9,138
Expenses, excluding interest	33,068	32,570	31,498	31,158	40,011
Total benefits and expenses	211,571	262,208	246,809	247,251	266,817
Provision (benefit) for income taxes	16,934	13,275	(3,864)	(15,120)	30,325
Net income (loss)	$38,938	$21,540	$4,896	$(6,338)	$58,755
Income (loss) per share, diluted	$1.32	$0.73	$0.17	$(0.21)	$1.99
Dividends per share	$.25	$.25	$0.25	$0.44	$0.50

At December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Total assets	$3,954,283	$3,902,286	$3,778,181	$3,659,404	$4,163,992
Total capitalization
Notes payable	-	-	-	66,500	90,195
Shareholders’ equity	787,944	681,908	581,519	418,150	667,464
Total	$787,944	$681,908	$581,519	$484,650	$757,659
Book value per share	$26.64	$23.06	$19.66	$14.14	$22.58
Net investment return on assets[1]	5.89%	6.01%	5.95%	6.23%	6.50%

1Net investment income divided by average cash and total invested assets, based on book value (including accrued investment income).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under Item 8 of this Form 10-K.

General

We are engaged in the sale of insurance products, including individual annuities, individual life insurance and accident and health insurance. Our revenues are derived primarily from premiums received from the sale of annuity contracts and life, accident and health products, investment income and gains (net of losses) from our investment portfolio.

Under GAAP, our revenues from the sale of annuity contracts with life contingencies, life insurance products and accident and health products are treated differently from our revenues from the sale of annuity contracts without life contingencies, deferred annuities and universal life insurance products. Premiums from the sale of life insurance products and life contingent annuities are reported as premium income on our income statement. Premiums from the sale of deferred annuities, universal life insurance products and annuities without life contingencies are not reported as revenues, but rather are reported as additions to policyholders’ account balances on our balance sheet. For these products, earnings are recognized over time principally through the spread between interest income on invested assets and interest credited to policyholder’s accounts. Additional revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from policyholders’ account balances.

The profitability of our life contingent annuities, individual life insurance and group accident and health products depends largely on the size of our in-force book of business, the adequacy of product pricing and underwriting discipline, and the efficiency of our claim and expense management.

As described under “Ratings” and “Regulation,” the Company’s business is substantially affected by capital ratios and their impact on the Company’s ratings. Insurance sales are being made with a greater selectivity based on increased profit level requirements for new business. We have determined that the level of competition in the sale of universal life insurance products has made it very difficult for smaller insurance companies to participate in that business in a profitable way. Accordingly, under the current market conditions, we are no longer engaged in the sale of universal life policies; however, we continue to service in-force contracts.

Unless specifically stated otherwise, all references to 2011, 2010 and 2009 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

Results

Our earnings per share were $1.32 for 2011, as compared to $.73 in 2010 and $.17 in 2009. Net income in 2011 was $38.9 million as compared to $21.5 million in 2010 and $4.9 million in 2009. The increase in net income of $.59 per share or $17.4 million for full year 2011 relative to 2010 is principally due to: i) an increase in realized gains, net of OTTI, of $8.4 million, including, among other items, a $17.0 million increase in gains from hedge fund redemptions within our limited partnership portfolio partially offset by an increase in other-than-temporary impairments of $8.9 million; ii) an increase in equity in earnings on limited partnerships accounted for under the equity method of $7.7 million; and iii) the favorable effect of a decrease in the effective tax rate from 38.1% in 2010 to 30.4% in 2011 related to a reduction in liabilities for tax uncertainties in 2011 and a directional change in the effect of true-ups of prior year provisions to returns. Consistent with our strategic plan, during 2011 and 2010, we have sold the hedge fund investments within our limited partnerships portfolio that had redemption rights. Therefore, related gains of $27.7 and $10.7 million in 2011 and 2010, respectively, are not expected to recur in the future. Our total revenues in 2011 were $267.4 million, compared to $297.0 million in 2010 and $247.8 million in 2009. Benefits and expenses in 2011 were $211.6 million, compared to $262.2 million in 2010 and $246.8 million in 2009.

Certain Factors That May Affect Our Business

There are numerous factors, some of that are outside our control, that could have a material impact on our business. We have described these factors in detail under the heading “Risk Factors.” Certain of these factors, which include market conditions, legal and regulatory changes, operational risk and interest rate risk, have a particular impact on our business:

1.	Interest Rate Risk. Our principal product is deferred annuities, which are interest rate sensitive instruments. In an interest rate environment of falling or stable rates, annuity holders are less likely to seek to surrender their annuities prior to maturity due to the absence of alternative, higher-yielding investments. However, in an environment of moderately or significantly increasing rates, such surrenders should be expected to increase. As of December 31, 2011, the existence of surrender fees on approximately 38.2% of the Insurance Company’s outstanding deferred annuities acts as a deterrent against surrenders. However, if interest rates climb sufficiently, such fees may not have a significant deterrent effect. Moreover, the surrender fees are only in effect typically for up to the first seven years of each annuity policy. In the event of a substantial increase in surrenders during a short period of time, we may have to sell longer-term assets to pay current surrender liabilities. We continually develop strategies to address the match between the timing of our assets and liabilities. To that end, in 2006 through 2008, a significant number of policies came off surrender charge and a significant portion of these policies were surrendered. We anticipated this event and maintained a significant level of cash equivalents to fund surrenders, avoiding the need to sell long-term assets at a loss. We believe that the heavy surrender activity associated with the 2006 through 2008 period is now largely behind us. Additionally, management has increased the incentive for agents to retain this business with us by paying full first year compensation on internal rollovers. Since 2008, a significantly smaller amount of business has been coming off surrender charge. The table below shows the in-force deferred annuities that are within the surrender charge period and the projected timing regarding the expiration of these surrender charges.

Account Value with Surrender Charges Expiring

Year Expiring	Account Value (in millions)	Percent of Account Value Expiring
2012	$228.00	29.63%
2013	186.60	24.25
2014	160.20	20.82
2015	116.40	15.13
2016	57.20	7.43
2017 and later	21.10	2.74

Total	$769.50	100.00%

2.	Market Conditions. Like all companies, we are affected by the general state of financial markets and economic conditions especially in the U.S. and Europe. The Fed’s recent announcement that it will hold the Fed Funds Rate at .25% until the end of 2014 will significantly challenge us in obtaining desired investment returns.

3.	Legal and Regulatory Risk. As an insurance company, we are subject to substantial regulatory control. Any material change in the framework in which we operate could have a material impact on the business. For further discussion on the regulatory environment in which we operate, see “Item 1. Business – Insurance Regulation.”

4.	Operational Risk. Our business is dependent on our ability to process, on a daily basis, our payment obligations under outstanding policies and the condition of the investment portfolio. Any failures in our internal processes, personnel or systems could lead to material, adverse consequences. In addition, despite the contingency plans in place, the ability to conduct business may be adversely impacted by a significant disruption in the infrastructure that supports our business and the community in which we are located.

Pricing

Management believes that we are able to offer our products at competitive prices to our targeted markets as a result of: (i) maintaining relatively low issuance costs by selling through the independent general agency system; (ii) minimizing home office administrative costs; and (iii) utilizing appropriate underwriting guidelines.

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

28

	2011	2010	2009	2008	2007

Ratio of annualized voluntary terminations (surrenders and lapses) to mean life insurance in force	8.00%	6.70%	6.90%	6.50%	6.60%

The assumed rate of return on invested cash and desired spreads during the period that insurance policies or annuity contracts are in force also affects pricing of products and currently includes an assumption of a specified rate of return and/or spread on our investments for each year that such insurance or annuity product is in force.

Investment Results

The following table summarizes our investment results for the periods indicated, as determined in accordance with GAAP.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Cash and total invested assets [1]	$3,775,811	$3,677,711	$3,485,551	$3,674,950	$4,241,409
Net investment income[2]	194,289	198,568	197,870	214,664	244,569
Effective yield[3]	5.89%	6.01%	5.95%	6.23%	6.50%
Net realized investment (losses) gains[4]	$35,327	$26,910	$(10,891)	$(32,590)	$52,590

1Average of cash and aggregate invested amounts at the beginning and end of period.

2Net investment income is gross investment income net of investment expenses and excludes capital gains and losses and provision for income taxes.

3Net investment income (loss) divided by average cash and total invested assets, based on book value (including accrued investment income).

4Net realized investment gains (losses) include provisions for impairment in value that are considered other than temporary and exclude provisions for income taxes.

Investments

We derive a predominant portion of our total revenues from investment income. We manage most of our investments internally. All investments made on our behalf are governed by the Statement of Investment Policy established and approved by the Finance and Investment Committee and the Board of Directors of the Insurance Company and Presidential Life Corporation and by qualitative and quantitative limits prescribed by applicable insurance laws and regulations. The Finance and Investment Committee meets regularly to set and review investment policy and to approve current investment plans. The actions of the Finance and Investment Committees are subject to review and approval by the Board of Directors of the Insurance Company and Presidential Life Corporation. Our Statement of Investment Policy must comply with NYDFS regulations and the regulations of other applicable regulatory bodies.

Our investment philosophy generally focuses on purchasing investment grade securities with the intention of holding such securities to maturity. However, as market opportunities, liquidity or regulatory considerations may dictate, securities may be sold prior to maturity. We have categorized all fixed maturity securities as available for sale and carry such investments at market value.

Our principal goal in managing our investment portfolio is to meet the diversification, yield and liquidity requirements of our insurance policy and annuity contract obligations. Our liquidity requirements are monitored regularly so that cash flow needs are satisfied. Adjustments periodically are made to our investment policies to reflect changes in our short-and long-term cash needs, as well as changing business and economic conditions.

We seek to manage our investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of our fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and our net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline, our fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates, and vice versa. Management is aware that prevailing market interest rates frequently shift and, accordingly, has adopted strategies that are designed to address either an increase or decrease in prevailing rates.

Our principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio and sale of securities to meet cash flow needs.  In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover.  The discount rate is the effective interest rate implicit in the underlying fixed maturity security.  The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired.  If an other than temporary impairment, or OTTI, exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our consolidated statements of income.  If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our consolidated statements of income, as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded to other comprehensive income, or OCI, as an unrealized OTTI loss on our consolidated balance sheets, as this is considered a noncredit (i.e., recoverable) impairment. For a further discussion regarding our accounting policy and related judgments involved in OTTI assessments, refer to “Critical Accounting Policies and Estimates” below.

As of December 31, 2011, 1.6% of our invested assets (approximately $61.2 million) consisted of short-term commercial paper with maturities of less than 45 days. This compares to 2.9% of the our invested assets (approximately $108.0 million) as of December 31, 2010. This commercial paper consisted of direct obligations of various corporations rated a minimum of A1 by Standard and Poor’s and P1 by Moody’s.  This cash balance was reduced during 2010 and 2011, as we determined that our cash balances were more than sufficient to cover projected cash needs from annuity surrenders and required payments. As part of its asset-liability management strategy, the Insurance Company had kept elevated levels of cash investments since 2005, but management currently believes that its excess cash should be invested in additional fixed income investments to augment investment income.

As of December 31, 2011 and 2010, approximately 4.4% and 5.3%, respectively, of our total invested assets were invested in limited partnerships and equity securities. See “Note 2 to the Notes to Consolidated Financial Statements.” As of December 31, 2011, we were committed, if called upon during a specified period, to contribute an aggregate of approximately $41.7 million of additional capital to certain of these limited partnerships. Commitments of $40.6 million are expected to be called or expire in 2012 and $1.1 million in 2013. Based on historical experience, we believe that it is likely that no more than 75% of the maximum commitment will be called. In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity. With the exception of hedge funds, these risks are mitigated by our ability to receive quarterly distributions of partnership earnings. During 2011, we redeemed our two hedge fund investments with redemption rights, resulting in proceeds of $40.5 million and a realized gain of $27.7 million, assuming we receive 100% of the $3.1 million holdback amount subject to an annual audit. In 2010, gains on hedge fund redemptions were $10.7 million. At December 31, 2011, our remaining hedge fund investments had a carrying value of $7.8 million, including unrealized gains of $2.6 million.

Approximately $39.5 million or 24% of the limited partnership portfolio is invested in restructuring funds. Approximately 81% of the funds invested in this segment are in four partnerships that are managed by two different general partners, each of which have significant experience in distressed debt investing. These general partners seek to invest in situations that reflect a significant discount to underlying collateral value or enterprise value, or both, with the intent of recovering substantial premiums to acquisition prices. A common element to each general partner’s approach is to identify good companies with weak balance sheets through a rigorous fundamental analysis of each individual investment, combined with an emphasis on the acquisition of securities in the upper part of the capital structure.

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

The primary market risks in our investment portfolio are interest rate risk, credit risk and market valuation risk. Changes in credit risk are generally measured by changes in corporate yields in relation to the underlying Treasuries or corporate spreads as well as changes in the Credit Default Swap or CDS market, although we are a cash investor and do not buy or sell credit default swaps. Our exposure to foreign exchange risk is insignificant. We have no direct commodity risk. Changes in interest rates can potentially impact our profitability. In certain scenarios where interest rates are volatile, we could be exposed to disintermediation risk (asset/liability mismatch) and reduction in net interest rate spread or profit margin. See “Interest Rate Risk” above.

The following table presents fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
Description of securities
US Treasury obligations and direct obligations of US government agencies	$-	$-	$1,777	$216	$1,777	$216
States, municipalities and political subdivision	2,480	20	4,246	46	6,726	66
Public utilities	410	114	3,892	197	4,302	311
Mortgage backed securities	6,517	229	5,084	361	11,601	590
Corporate bonds	138,819	5,664	94,929	11,903	233,748	17,567
Preferred stocks	3,659	493	30,433	6,760	34,092	7,253
Total temporarily impaired fixed maturities securities	$151,885	$6,520	$140,361	$19,483	$292,246	$26,003
Common stock	-	100	-	-	-	100
Total temporarily impaired securities	$151,885	$6,620	$140,361	$19,483	$292,246	$26,103

The following two tables present the gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost and the number of issuers with total gross unrealized losses in excess of 12 months for fixed maturities and common stock at December 31, 2011:

	Gross Unrealized Losses	% of Total	# of Issuers	% of Market/Book	Unrealized Loss
	(In thousands)				(In thousands)

			20	90%-99%	$3,951
			13	80%-89%	6,075
Less than twelve months	$6,520	25.1%	6	70%-79%	1,788
Twelve months or more	19,483	74.9%	6	60%-69%	7,668
Total	$26,003	100%	-	50%-59%	-
			1	0%-49%	1
			46		$19,483

As of December 31, 2011, we had 149 securities in a net unrealized loss position. Of this total, 131 are bonds, 17 are preferred stocks and 1 is common stock.

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

The following two tables present the gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost and the number of issuers with total gross unrealized losses in excess of 12 months for fixed maturities and common stock at December 31, 2010:

	Gross Unrealized Losses	% of Total	# of Issuers	% of Market/Book	Unrealized Loss
	(In thousands)				(In thousands)
			36	90%-99%	$6,231
			24	80%-89%	14,212
Less than twelve months	$14,081	32%	6	70%-79%	2,588
Twelve months or more	29,975	68%	2	60%-69%	3,799
Total	$44,056	100%	1	50%-59%	3,144
			1	0%-49%	1
			70		$29,975

As of December 31, 2010, we had 220 securities in a net unrealized loss position. Of this total, 198 are bonds and 22 are preferred stocks.

Total unrealized losses decreased from $44.1 million at December 31, 2010 to $26.1 million at December 31, 2011.  This decrease in the unrealized losses resulted from the significant decline in U.S. Treasury yields from the 5-year maturity out to 30-years. Five-year Treasuries declined in yield to .83% at year-end 2011 as compared to 2.00% at year-end 2010. Ten-year Treasuries declined to 1.88% at year-end 2011 from 3.29% at year-end 2010 and 30-year Treasuries declined to 2.89% at year-end 2011 from 4.34% at year-end 2010. We carefully examine each issue where the market value has fallen below 80% of book value to determine if the bonds are not-other-than-temporarily impaired. Consistent with our OTTI Policy, we will recognize a write-down of book value to current market value, if warranted. Six securities were written down during 2011, producing an OTTI charge of $5.4 million.

Corporate Bonds

The predominant investment category for our investments is the “corporate bond” category (including public utilities), which totaled $2.9 billion at December 31, 2011.  Unrealized losses on corporate bonds decreased from $32.0 million at December 31, 2010 to $17.9 million at December 31, 2011.  The five largest loss positions at December 31, 2011 consisted of the following holdings:

	Unrealized Loss	Amortized Cost
	(in thousands)
Dresdner Funding Trust	$1,828	$5,240
American General Institutional	$1,324	$9,579
Sears Roebuck Acceptance Corp	$1,145	$3,468
Nationwide Mutual Life	$1,083	$11,950
Countrywide Capital Trust	$830	$5,157

Dresdner Funding Trust is a junior subordinated debt issue of Dresdner Bank, a German bank that has recently been impacted by the European debt crisis, particularly with its holdings of Greek sovereign debt. The American General Institutional Capital Trust and the Nationwide Mutual Life holdings are large holdings (book value of $ 9.58 million and $ 11.95 million, respectively) of insurance company fixed income securities. Sears Roebuck Acceptance was recently impacted by the decline in Sears Roebuck and K-Mart sales and earnings. These bonds are now rated Caa1 by Moody’s and CCC+ by Standard and Poor’s. Countrywide Capital Trust, guaranteed by Bank of America upon the purchase of Countrywide Financial in 2008, has been recently impacted by the downgrade of certain Bank of America securities to below investment-grade. Currently, these securities are rated Ba1 by Moody’s and BB+ by Standard and Poor’s.

Preferred Stocks

At December 31, 2011, preferred stock losses totaled $7.3 million on a cost basis of $41.4 million. The largest loss of $2.8 million is an $8.33 million book value position in a National Westminster Bank 7.763% preferred. National Westminster Bank is owned by the Royal Bank of Scotland. Although non-cumulative, Royal Bank of Scotland has asserted that it has a contractual obligation to continue paying the dividends under the indenture of this issue or risk a default of an associated bond issue. It has asserted that it will continue to pay these dividends unless prohibited by its financial regulators. The next four loss positions include a $1.3 million loss in a Royal Bank of Scotland 5.75% preferred (book value of $ 7.23 million), also with a “must-pay” provision; a $0.534 million loss position ($ 2 million book value) in a Santander Finance 6.41% preferred series A; a $0.499 million loss ($ 1.48 million book value) in a “must-pay” preferred of the Royal Bank of Scotland (7.65% series F); and a $0.475 million loss ( $ 2.6 million book value) in a Morgan Stanley Capital Trust, 6.25% 3/01/33 series.

Statutory Information

The Insurance Company prepares its statutory financial statements in accordance with accounting practices prescribed by the NYDFS. Prescribed SAP include state laws, regulations and general administrative rules, as well as a variety of publications from the NAIC. Accounting principles used to prepare statutory financial statements differ from financial statements prepared on the basis of GAAP. See Item 1 - “Business, Insurance Regulation, Statutory Reporting Practices”. A reconciliation of the Insurance Company’s net income as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2011, 2010 and 2009, is set forth in the following table:

(in thousands)	2011	2010	2009
Statutory net income	$51,291	$18,776	$36,029

Reconciling items:
Deferred policy acquisition benefit (costs)	(6,260)	(5,305)	(1,028)
OTTI timing and other investment income differences	38,783	27,082	8,846
Equity in earnings (losses) on limited partnerships	2,156	(5,450)	-
GAAP deferred taxes	3,137	2,231	(5,342)
Policy liabilities and accruals	(42,868)	(8,840)	(30,148)
IMR amortization	(4,135)	(3,328)	(3,649)
IMR capital gains	607	36	718
Payor swaptions	(4,167)	(963)	(117)
Other	347	121	98
Non-insurance company’s net income	47	(2,820)	(511)

GAAP net income	$38,938	$21,540	$4,896

A reconciliation of the Insurance Company’s shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31, 2011 and 2010 is set forth in the following table:

(in thousands)	2011	2010
Statutory shareholders’ equity	$345,423	$273,031

Reconciling items:
Asset valuation and interest maintenance reserves	100,873	104,041
Investment valuation differences	315,619	190,862
Deferred policy acquisition costs	41,746	57,298
Policy liabilities and accruals	62,686	105,776
Difference between statutory and GAAP deferred taxes	(122,939)	(73,945)

Other	(4,410)	(5,235)
Non-insurance company’s shareholders’ equity	48,946	30,080

GAAP shareholders’ equity	$787,944	$681,908

Agency Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. In the event the ratings are downgraded, the level of revenues or the prospects of our business may be adversely impacted.

In June 2011, the A.M. Best Company upgraded the financial strength rating of the Insurance Company to “B++” (Good) from “B+” (Good) and upgraded the issuer credit rating, or ICR, to “bbb” (Good) from “bbb-“ (Good) of the Insurance Company and upgraded the ICR to “bb” from “bb-“ of Presidential Life Corporation. The ratings have been assigned a stable outlook.

The rating upgrade of Presidential Life reflects its favorable risk-adjusted capitalization, positive earnings over a five-year period and no financial leverage. The stable outlook reflects our continued profitable operating posture and favorable capitalization ratios. However, A.M. Best believes lower investment yields due to the current interest rate environment may result in further spread compression and lead to lower earnings.

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

A.M. Best's rating is based on factors which primarily are relevant to policyholders, agents and intermediaries and is not directed towards the protection of investors, nor is it intended to allow investors to rely on such a rating in evaluating our financial condition.

Results of Operations - Comparison of Fiscal Year 2011 to Fiscal Year 2010 and Fiscal Year 2010 to Fiscal Year 2009.

	Years-Ended December 31,
	2011	2010	2009	2011-2010	2010-2009
				Change	Change
	(in thousands, except per share)
Premiums and other insurance revenues	$35,671	$76,995	$60,928	$(41,324)	$16,067
Net investment income and equity in earnings (loss) on limited partnerships	196,445	193,118	197,804	3,327	(4,686)
Realized investment gains, (losses) including OTTI losses	35,327	26,910	(10,891)	8,417	37,801
Total revenues	267,443	297,023	247,841	(29,580)	49,182
Benefits and expenses	211,571	262,208	246,809	(50,637)	15,399
Net income	$38,938	$21,540	$4,896	$17,398	$16,644
Earnings per share, basic	$1.32	$0.73	$0.17	$0.59	$0.56

A.	Revenues

Annuity Considerations and Life Insurance Premiums

Total annuity considerations and life and health insurance premiums decreased to approximately $29.2 million in 2011 from approximately $70.5 million in 2010, a decrease of approximately 58.6%, and increased from approximately $55.6 million in 2009 to $70.5 million in 2010, an increase of approximately 26.8%. Life insurance premiums were $19.6 million, $19.3 million and $16.1 million in 2011, 2010 and 2009, respectively. Annuity considerations decreased to approximately $9.6 million in 2011 from approximately $51.2 million in 2010, a decrease of approximately $41.6 million, and increased from approximately $39.4 million in 2009 to $51.2 million in 2010, an increase of approximately $11.8 million. These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $53.5 million, $82.2 million and $185.9 million in 2011, 2010 and 2009, respectively.

Over the last year the continued low interest rate environment directly affected our new annuity sales. In 2011, total annuity sales decreased to $ 63.1 million. Fixed interest rates have hit their lowest levels in decades and have remained at those levels. As a direct result, the sale of fixed rate annuities continues to be severely hampered.

The sales team continues to work with our general agent distribution channel to foster new sales. Life premiums, including universal life deposits not reflected as premium for GAAP were $21.7 million and $20.1 million in 2011 and 2010, respectively, representing an increase of $1.6 million or 8.0%. The independent agent marketplace continues to be our major source of distribution.

For the years ended December 31, 2011, 2010 and 2009, approximately 47.8%, 36.3% and 51.4%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by us were attributable to sales to annuitants and policyholders residing in the State of New York.

Policy Fee Income

Universal life and investment type policy fee income totaled $3.5 million, $2.1 million and $2.1 million in fiscal years 2011, 2010 and 2009, respectively. Revenues from universal life and investment-type contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the appropriate period. The increase in 2011 is primarily due to a contractual charge levied on single premium universal life policies in 2011 that had been waived in previous years, which totaled $1.5 million in 2011.

Net Investment Income and Equity in Earnings/Losses on Limited Partnerships

Net investment income and equity in earnings/losses on limited partnerships totaled $196.4 million in 2011, as compared to $193.1 million in 2010 and $197.8 million in 2009. This represents a 1.7% increase comparing 2011 to 2010 and a 2.4% decrease comparing 2010 to 2009. The increase in 2011 was due to greater equity in earnings on our limited partnership portfolio of $7.6 million partially offset by a decline in net investment income of $4.3 million due primarily to the effect of low interest rates on new business as well as the reinvestment of bond maturities and, to a lesser extent, a slightly reduced asset base from negative operating cash flows given low annuity sales in 2011 and increase in investment expense allocation. The decrease in 2010 was largely due to equity in losses on our limited partnership portfolio.

Earnings (losses) from limited partnerships that are accounted for under the equity method, amounted to approximately $2.2 million, ($5.5) million and ($.1) million for 2011, 2010 and 2009, respectively. Because equity in earnings or losses from limited partnerships accounted for under the equity method are based on changes in fair value, which is the basis for carrying value, and fair value of the underlying investments can fluctuate greatly from period-to-period, there is inherent volatility to income. With respect to limited partnerships accounted for under the fair value method, fair value is also the basis for carrying value but such changes are unrealized and reflected in other comprehensive income until distributed to us. Income included within distributions of the limited partnerships accounted for under the fair value method are classified as realized gains and losses and therefore excluded from net investment income (see below in the paragraph following the table on realized gains).

Net investment income was $194.3 million, $198.6 million, and $197.9 million for 2011, 2010, and 2009, respectively. The decline in net investment income of $4.3 million in 2011 relative to 2010 is primarily due to the effect of lower interest rates on new annuities relative to maturing annuities as well as lower reinvestment rates related to bond maturities and, to lesser extent, an increase in investment expenses in 2011 relative to 2010 and slightly reduced asset base from negative operating cash flows given low annuity sales in 2011.

Our ratios of net investment income to average cash and invested assets (based on book value and excluding equity in earnings of the limited partnerships) was 5.89%, 6.01% and 5.95% for 2011, 2010 and 2009, respectively.

Net Realized Investment Gains and (Losses)

Realized investment gains, including OTTI losses, amounted to $35.3 million, $26.9 million, and $(10.9) in 2011, 2010 and 2009, respectively. The table below details the components of these amounts:

	Year Ended December 31,
(in thousands)	2011	2010	2009

Fixed maturities	$5,450	$3,092	$4,760
Common stocks	219	-	248
Limited partnerships:
Hedge fund redemptions	27,697	10,714	-
Other than hedge fund redemptions	18,263	15,459	14,899
Derivatives	(6,044)	(963)	(117)

Net realized investment gains (losses), excluding OTTI losses	$45,585	$28,302	$19,790
OTTI losses recognized in earnings:
Limited partnerships	(4,850)	-	(22,840)
Fixed maturities and equities	(5,408)	(1,392)	(7,841)
Total OTTI losses recognized in earnings	$(10,258)	$(1,392)	$(30,681)
Net realized investment gains (losses), including OTTI losses	$35,327	$26,910	$(10,891)

Realized gains from limited partnerships accounted for under the fair value method, depicted in the above table, tend to fluctuate from period-to-period as distributions in the portfolio are not uniform. The increase in such realized gains in 2011 and 2010 is primarily due to realized gains from hedge fund redemptions, which increased by $17.0 million in 2011 relative to 2010 and $10.7 million in 2010 relative to 2009. Similarly, for both fixed maturities and limited partnerships accounted for under the fair value method, the recognition of OTTI losses is not uniform from period to period primarily due to the impact of economic conditions and on valuations as evidenced by the high volume of OTTI write-downs in 2009. The timing of OTTI recognition on limited partnerships accounted for under the fair value method can also be affected by the changing status of a limited partnership position for which unrealized gains and losses change after each distribution. The large decrease in fair value from derivatives in 2011 is due to the purchase of payor swaptions at the end of 2010 (which were purchased to protect against a large increase in interest rates) and the effect of the decline in interest rates between the purchase date and December 31, 2011.

B.	Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid to policyholders amounted to $178.5 million, $229.6 million and $214.6 million in 2011, 2010 and 2009, respectively. These represent a decrease of 22.3% comparing 2011 to 2010 and a 7.0% increase in comparing fiscal 2010 to fiscal 2009. These reductions are primarily due to a decrease in the change in liability for future policy benefits of $48.9 million in 2011 relative to 2010 and 11.6 million in 2010 relative to 2009. The decrease in the liability is primarily due to decreased sales on our immediate annuities during 2011 and 2010 relative to the previous year.

A significant contributor to our profitability depends, in large part, on the investment returns generated on our portfolio, or the ratio of net investment income to book value mean assets excluding our limited partnerships, less what we are contractually obligated to credit to our policyholders. This is referred to as “investment spread”. The crediting rate on investments and reserves and the resulting investment spread for 2011, 2010 and 2009 are summarized below:

	For the year ending December 31,
	2011	2010	2009

Rate on investments	5.89%	6.01%	5.95%
Credited rate	4.99%	5.07%	5.18%
Spread	0.90%	0.94%	0.77%

There can be no assurance that our investment spread will not decline in future periods or that such decline will not have a material adverse effect on our financial condition and results of operations. Depending, in part, upon competitive factors affecting the industry in general, and us, in particular, we may, from time to time, change the average credited rates on certain of our products. There can be no assurance that we will be able to reduce such rates or that any such reductions will broaden the spread.

Interest Expense on Notes Payable

The interest expense on our notes payable amounted to approximately $0.8 million in 2009. In 2009, our 7 7/8% Senior Notes were paid in full. We did not incur any interest expense in 2010 or 2011 as we had no debt.

Commissions to Agents, Net

Commissions to agents, net were $4.3 million, $7.2 million and $10.7 million in 2011, 2010 and 2009, respectively. Commission expense declined in 2011 and 2010 due to lower annuity sales relative to the previous year.

General Expenses and Taxes and Costs Related to Consent Revocation and Proxy Solicitation

General expenses, taxes, and costs related to consent revocation and proxy solicitation totaled $22.5 million, $20.1 million and $19.8 million in 2011, 2010 and 2009, respectively. This represents an increase of 11.7% comparing 2011 to 2010 and an increase of 1.3% comparing 2010 to 2009. The increase in general expenses and taxes during 2011 is primarily due to an increase in severance costs, the cost of the New York State triennial examination, and legal and accounting expenses associated with our financial restatements.

Change in Deferred Policy Acquisition Costs or DAC

The change in the DAC resulted in charges of $6.3 million, $5.3 million and $1.0 million for 2011, 2010 and 2009, respectively. Changes in DAC consist of three elements: deferred costs associated with product sales, amortization of the DAC on deferred annuity business and amortization of the DAC on the remainder of our business is summarized below:

	For the Years Ended December 31,
(in thousands)	2011	2010	2009
Deferred costs associated with product sales	$4,957	$5,837	$10,028
Amortization of DAC on deferred annuity business, net of reinsurance	(6,742)	(6,540)	(6,206)
Amortization of DAC on the remainder of our business, net of reinsurance	(4,475)	(4,602)	(4,850)
Net change in DAC, net of reinsurance	$(6,260)	$(5,305)	$(1,028)

Under applicable accounting rules, DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Insurance Company related to these assets increase, the amount and timing of amortization is accelerated.  The difference between the net change in DAC in 2011 and in 2010 when compared to 2009 is primarily attributable to lower deferred costs due to lower product sales in 2011 and 2010 relative to 2009. At year end 2011, we performed an updated loss recognition test to re-confirm the recoverability of the asset for DAC using best estimate actuarial assumptions. Refer to “Critical Accounting Policies and Estimates” below.

A.	Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to $55.9 million, $34.8 million and $1.0 million in 2011, 2010 and 2009, respectively.

B.	Income Taxes

Income tax expenses of approximately $16.9 million and $13.3 million were generated in 2011 and 2010, respectively, as compared to a benefit of approximately ($3.9) million in 2009. Higher income in 2011 and 2010 generated higher income taxes. The benefit in 2009 was primarily attributable to a lower net income and a deferred tax benefit realized on other than temporary impairments incurred on our investment portfolio. Our effective tax rates were 30.3% and 38.1% for the years ended December 31, 2011 and 2010, respectively. Principal deviations relative to the 35% federal statutory rate include changes in liabilities for tax uncertainties, true-up of prior year deferred and current tax provisions for new information, and non-taxable and non-deductible items.

C.	Net Income

As a result of the factors and results discussed above, we had net income of approximately $ 38.9 million in 2011, as compared to $ 21.5 million in 2010 and $ 4.9 million in 2009.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income increased from approximately $118.6 million at December 31, 2010 to $192.8 million at December 31, 2011. The increase was due to an increase in net unrealized investment gains, net of taxes, during the year of approximately $74.2 million. The effect of declining interest rates on the fixed maturities was the primary reason for the increase.

The following information summarizes the components of the unrealized investment gains:

As of	December 31, 2011	December 31, 2010
($ in thousands)
Fixed maturities	$313,871	$182,196
Limited partnerships	15,994	22,779
Common stocks	554	807
	330,419	205,782
Tax effect	(103,823)	(63,583)
Contra DAC effect	(33,781)	(23,590)
	$192,815	$118,609

Liquidity and Capital Resources

We are an insurance holding company and our primary uses of cash are operating expenses and dividend payments. Our principal sources of cash are sales of and interest on our investments, rent from our real estate and dividends from the Insurance Company. During 2011, 2010 and 2009, we did not repurchase any of our common stock, although at December 31, 2011, we were authorized to purchase approximately 385,000 shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans, dividends or cash advances, that it may make to us without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a dividend to us as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (after tax, excluding realized capital gains and losses). The Insurance Company will only be permitted to pay a dividend to us in excess of that amount if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent does not disapprove the distribution. The Insurance Company paid $26.9 million, $23.0 million and $24.8 million in dividends to us in fiscal 2011, 2010 and 2009, respectively. In 2012, the Insurance Company would be permitted to pay a stockholder dividend of up to $34.3 million to us without prior regulatory clearance. On a going forward basis, there can be no assurance that the Insurance Company will have sufficient statutory earnings to fund its cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.

The Insurance Company can potentially be forced to sell fixed maturity investments prior to maturity during a period of significant net cash outflows that exceeds cash and short-term investments held. Such a situation can be the result of annuity surrenders and partial withdrawals, net of surrender charges, exceeding proceeds from new annuity business. This risk is evident in a period of low sales volume or high surrender volume. During a period of low sales volume of deferred annuities caused by low interest rates as in 2011, this risk is mitigated since the fair value of fixed maturities rise as interest rates are lowered and the level of surrenders and partial withdrawals tend to be low. This risk tends to be greatest during periods of rising interest rates when surrenders and partial withdrawals are apt to increase and the fair value of fixed maturities are reduced thereby creating the risk that fixed maturity investments must be sold at a loss. To mitigate this risk, we entered into payor swaptions at the end of 2010. When interest rates rise, the value of these derivatives rise and may be sold to partially offset losses from the sale of fixed maturity investments prior to maturity. For a further discussion regarding interest rate risk, refer to the sections to follow on “Market Risk” and “Effects of Inflation on Interest Rate Risk”.

We were able to meet all our liquidity needs in 2011, including the payment of dividends, and we anticipate being able to meet those needs in 2012 and for the reasonably foreseeable future.

Principal sources of funds at the Insurance Company are premiums and other considerations paid, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies (including withdrawals and surrender payments), the payment of policy acquisition costs, operating expenses and the purchase of investments (including funding commitments on our limited partnerships).

Given the Insurance Company’s historical cash flow and current financial results, management believes that, for the reasonably foreseeable future, the Insurance Company’s cash flow from operating activities will provide sufficient liquidity for the operations of the Insurance Company.

The Insurance Company’s inability to upstream a dividend could have an adverse material impact on us. With no debt on the balance sheet, currently our biggest cash outlay is to our shareholders in the form of cash dividends, which at the current level of $.25 per share annually, total approximately $7.4 million per year. The Insurance Company’s current capital and surplus level does not trigger an urgent need for capital raising. However, from time to time, we explore capital raising options for various reasons, including, but not limited to, the following:

•	Positive impact on credit rating agencies analysis,
•	Increasing new business capacity and market share,
•	Opportunities for future possible mergers and/or acquisitions,
•	Increasing financial flexibility and
•	Possible additional restrictions by the NYDFS on dividends that could be up streamed from the Insurance Company.

Should we decide to raise capital subject to current financial and economic environments, it will be challenging and expensive. Several options are available including, but not limited to, the following:

•	Bank lines of credit/loans,
•	Sale of home office property,
•	Public or private offerings of common stock, preferred stock or other securities.

If the Insurance Company does not have the financial flexibility to upstream a dividend to us and we are restricted in our ability to raise capital, the Board of Directors may decide to reduce or suspend the payment of dividends to shareholders until capital conditions improve. The Board of Directors may also decide to reduce or suspend the payment of dividends if the implementation of our strategy so dictates.

Under GAAP, net cash provided by (used in) our operating activities was approximately ($21.0) million, $24.8 million and $17.9 million in 2011, 2010 and 2009, respectively. Net cash provided by our investing activities (principally reflecting investments purchased, called, redeemed or sold) was approximately $147.0 million, $25.0 million and $49.1 million in 2011, 2010 and 2009, respectively.

For purposes of our consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of the Insurance Company's annuity and universal life insurance products. The payment of dividends by us to our stockholders is also considered to be a financing activity. Net cash used in our financing activities amounted to approximately $84.8 million, $52.6 million and $62.1 million in 2011, 2010 and 2009, respectively. These fluctuations primarily are attributable to changes in policyholder account balances as a result of surrenders, sales and interest earned by the policyholders. The repayment of our debt was also a primarily use of cash in 2009.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. We believe our primary market risk exposure is interest rate risk.

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

In order to maintain consistency in our portfolio, our deferred annuity products incorporate surrender charges to discourage surrenders or withdrawals. Annuitants may not terminate or withdraw funds from their annuity contracts for a significant initial period (generally seven years) without incurring penalties in the form of surrender charges. These surrender charges generally range from 1% to 9% of the investment. Approximately 61.8%, 57.5% and 56.3% of the Insurance Company's deferred annuity contracts in force (measured by reserves) as of December 31, 2011, 2010 and 2009 were beyond the surrender period and therefore could be surrendered without charge.

The market value of our fixed maturity portfolio changes as interest rates change. In general, rate decreases cause asset prices to rise, while rate increases cause asset prices to fall. Based on market values and prevailing interest rates as of December 31, 2011, a hypothetical instantaneous increase in interest rates of 100 basis points would produce a loss in fair value of our fixed maturity assets of approximately $204.1 million. Conversely, a hypothetical instantaneous decrease in interest rates of 100 basis points would produce a gain in fair value of our fixed maturity assets of approximately $222.3 million. Our risk of loss during a period of rising interest rates generally relates to the potential need to sell fixed maturity investments in the event net cash outflows from surrenders and partial withdrawals exceed net cash inflows plus excess cash and short-term investments on hand. Such risk is mitigated by surrender charges that both discourage early surrenders and partial withdrawals and reduce proceeds paid to an annuitant that surrenders a contract. At December 31, 2011, approximately 61.8% of the Insurance Company's deferred annuity contracts in force (measured by reserves) were beyond the surrender period and therefore could be surrendered without charge. To mitigate the risk of loss from large surrender and withdrawal activity from these deferred annuities during a period of rising interest rates, we enter into payor swaptions. When interest rates rise, the value of these derivatives rise and may be sold to partially offset losses from the sale of fixed maturity investments prior to maturity. If interest rates were to rise by 100 basis points, the fair value of payor swaptions held at December 31, 2011 would increase by approximately $4.9 million.

We neither transact business nor hold investments denominated in currencies other than the U.S. dollar. We do hold corporate debt securities issued by sponsors outside the United States for which valuation potentially could be subject to foreign currency risk and/or credit exposure to foreign sovereign debt. At December 31, 2011, we held $239.5 million of fixed maturity investments issued by foreign entities, of which $68.6 million related to European issuers. Of the $68.6 million, $30.4 million involved issuers in countries whose currency is the Euro.

Asset/Liability Management

A persistent focus of our management is maintaining the appropriate balance between the duration of invested assets and the duration of contractual liabilities to our annuity holders. Towards this end, at least quarterly, our investment department determines the duration of our invested assets in coordination with our actuaries, who are responsible for calculating the liability duration. In the event it is determined that the duration gap between its assets and liabilities exceeds a one year target level, we may re-position our assets through the sale of invested assets or the purchase of new investments. We manage the investment portfolio focusing on duration management to support our current and future liabilities. Through periodic monitoring of the effective duration of our assets and liabilities, we seek to maintain the degree of duration mismatch within the guidelines of our policy, which provides for a mismatch of up to one year. As of December 31, 2011 and December 31, 2010, the effective duration of our fixed income portfolio was approximately 5.9 and 5.6 years, respectively. The effective duration of our liabilities for the same periods was approximately 6.6 and 5.8 years.

Another element of the asset liability management strategy is to hedge against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as a payor swaption. The effect of this transaction would be to lessen the negative impact on us of a significant increase in interest rates. With payor swaptions, we should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

During the 2005 to 2010 period, we established and implemented a program of payor swaptions designed to lessen the impact of a 300 basis point rise in interest rates.  We established International Swaps and Derivatives Association “ISDA” Credit Support Agreements with various counterparties, which are six money center banks with credit ratings exceeding Aa3 by Moody’s and A+ by Standard and Poor’s.  The final contract expired on June 21, 2010 with no residual value.  From year-end 2009 to expiration, the change in market value was a loss of $389,970.

In December 2010, we executed a new series of payor swaptions expiring in January 2015, 2016 and 2017 for a total consideration of $9,975,000. The counterparties were two major U.S. money center banks rated Aaa/AAA and Aa1/AA- by Moody’s and Standard & Poor’s, respectively. Total notional value of the swaptions is $221,500,000 and is designed to cover approximately ½ of the potential portfolio loss in the event of a 500 basis point rise in interest rates from current levels.

Future consideration of these transactions or other asset/liability management strategies is dependent upon periodic testing based on updated asset and liability data.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have made no financial commitments or guarantees with any unconsolidated subsidiary or special purpose entity. All of our subsidiaries are wholly owned and their results are included in the accompanying consolidated financial statements.

The table below summarizes the credit quality of our fixed maturity securities, excluding preferred stocks, as of December 31, 2011 and December 31, 2010 as rated by Standard and Poor’s.

	As of December 31, 2011		As of December 31, 2010
($ in thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value

US Treasuries	$43,354	1.3%	$161,324	4.9%
AAA	145,701	4.2%	158,591	4.8%
AA	380,259	11.1%	338,133	10.3%
A	1,065,556	31.0%	1,021,868	31.1%
BBB, BBB+, BBB-	1,588,158	46.2%	1,384,364	42.1%
BB, BB+, BB-	141,408	4.1%	173,888	5.3%
B	58,773	1.7%	39,427	1.2%
CCC, CC, C or lower	15,252	0.4%	11,533	0.3%
Total	$3,438,461	100.0%	$3,289,128	100.0%

Contractual Obligations

The following presents a summary of our significant contractual obligations as of December 31, 2011.

	Payment Due By Period (in thousands)
	Less than			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total

Policy Liabilities [1]	$570,426	$878,664	$596,243	$2,379,686	$4,425,019
Unfunded Limited Partnership Commitments[2]	$40,574	$1,138	$-	$-	$41,712
Purchase Obligations and Other[3]	$600	$278	$198	$-	$1,076
Total Contractual Obligations	611,600	880,080	596,441	2,379,686	4,467,807

1The difference between the recorded liability of $3,062.2 million, and the total payment obligation amount of $4,425.0 million, is $1,362.8 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges. Of the total payment of $4,425.0 million, $2,887.6 million, or 65.3% is from our deferred annuity, life, and accident and health business. Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender. Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

2See Note 1D “Summary of Significant Accounting Policies, Investments”, to the consolidated financial statements.

3Purchase obligations include contracts where we have a non-cancelable commitment to purchase goods and services.

Effects of Inflation and Interest Rate Changes

In a rising interest rate environment, our average cost of funds would be expected to increase over time, as we price our new and renewing annuities to maintain a generally competitive market rate. In addition, the market value of our fixed maturity portfolio would be expected to decrease, resulting in a decline in shareholders' equity. Concurrently, we would attempt to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities associated with such annuities. Moreover, surrenders of our outstanding annuities would likely accelerate. Management believes that liquidity necessary in such an interest rate environment to fund withdrawals, including surrenders, would be available through income, cash flow, our cash reserves and, if necessary, proceeds from the monetization of the payor swaption investments described above and the sale of short-term and long-term investments.

In a declining interest rate environment, our cost of funds would be expected to decrease over time, reflecting lower interest crediting rates on its fixed annuities. Conversely, in an increasing interest rate environment, the cost of funds would be expected to increase, reflecting higher interest crediting rates. Should increased liquidity be required for withdrawals in such an interest rate environment, management believes that the portion of our investments that are designated as available for sale in our consolidated balance sheet could be sold without materially adverse consequences in light of the general strengthening in market prices that would be expected in the fixed maturity security market.

Interest rate changes also may have temporary effects on the sale and profitability of our annuity products. For example, if interest rates rise, competing investments (such as annuity or life insurance products offered by our competitors, certificates of deposit, mutual funds and similar instruments) may become more attractive to potential purchasers of our products until we increase the rates credited to holders of our annuity products. In contrast, as interest rates fall, we would attempt to lower our credited rates to compensate for the corresponding decline in net investment income. As a result, changes in interest rates could materially adversely affect our financial condition and results of operations depending on the attractiveness of alternative investments available to our customers. In that regard, in the current interest rate environment, we have attempted to maintain our credited rates at competitive levels designed to discourage surrenders and also to be considered attractive to purchasers of new annuity products.

Recent Accounting Pronouncements

See Note 1, Item N, “Notes to the Consolidated Financial Statements” for a full description of new accounting pronouncements, including the respective dates of adoption and the effects on our results of operations and financial condition.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires the application of accounting policies that require judgment involving estimates and assumptions affecting amounts reported in the consolidated financial statements. The critical accounting policies, estimates and related judgments underlying our consolidated financial statements are summarized below. In applying these accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business operations.

Fair Value

We define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. It requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant. When quoted prices are not used to determine fair value, we consider three broad valuation techniques: (i) the market approach, (ii) the income approach and (iii) the cost approach. We determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. We prioritize the inputs to fair valuation techniques and allow for the use of unobservable inputs to the extent that observable inputs are not available. We categorize our assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of input to its valuation. The input levels are as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. We define active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other significant inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of estimated fair value requires significant management judgment or estimation.

Estimated Fair Value of Investments

Our investments in fixed maturity and equity securities, investments in trading securities and certain short-term investments are reported at their estimated fair value. In determining the estimated fair value of these investments, various methodologies, assumptions and inputs are utilized, as described further below.

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of our securities holdings and valuation of these securities does not involve management judgment.

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

Fair value is the carrying value for both limited partnerships accounted for under the fair value and equity methods. We initially estimate the fair value of investments in certain limited partnerships by reference to the transaction price. Subsequently, we generally obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are generally audited annually. We consider observable market data and perform diligence procedures in validating the reasonableness of the fair value of assets held by a limited partnership and thus the appropriateness of using the net asset value as a fair value measurement. The carrying value for limited partnership interests accounted for using the equity method do not meet the definition of financial instruments for which fair value is required to be disclosed.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Our ability to sell securities, or the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.

Investment Impairments

Our principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation. Credit losses may occur from either defaults or the sale of a security in an unrealized loss position. A critical judgment affecting income is the timing and measurement of investment losses through the recognition of other than temporary impairments. When assessing our intent to sell a fixed maturity security or if it is more likely than not that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio and sale of securities to meet cash flow needs.

A review of all investments for impairment is performed quarterly. Investments, including fixed maturities, common stocks and limited partnerships, are added to an OTTI “Watch List” if: (1) the market value has declined below 80% of the cost basis; and (2) the decline has persisted for more than six months. Whenever an investment is added to the OTTI “Watch List”, our Investment Department prepares a memorandum outlining the potential impairment rationale, including relevant positive and negative qualitative and quantitative factors. When assessing impairments, there is a rebuttable presumption that a credit impairment of an investment has occurred when: (1) the market value has declined below 80% of the cost basis; and (2) the decline persisted for an extended period; and/or (3) a perceived material event has occurred potentially affecting the investment. To overcome this presumption, we must prepare a persuasive qualitative and quantitative analysis supporting that an other-than-temporary credit impairment has not occurred. OTTI memos are approved by the Chief Financial Officer, Chief Investment Officer, the Finance and Investment Committee and the Audit Committee.

In order to determine the amount of the impairment loss from credit, as opposed to interest rate fluctuations, for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover.  The discount rate is the effective interest rate implicit in the underlying fixed maturity security.  The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired.  If an OTTI exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our consolidated statements of income.  If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our consolidated statements of income, as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded to other comprehensive income (“OCI”), as an unrealized OTTI loss on our consolidated balance sheets, as this is considered a noncredit (i.e., recoverable) impairment.

To determine the recovery period of a fixed maturity security, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

☐	Historic and implied volatility of the security;
☐	Length of time and extent to which the fair value has been less than amortized cost;
☐	Adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;
☐	Failure, if any, of the issuer of the security to make scheduled payments; and
☐	Recoveries or additional declines in fair value subsequent to the balance sheet date.

The timing of OTTI recognition on limited partnerships accounted for under the fair value method can also be affected by the changing status of a limited partnership position whereby the nature of remaining unrealized gains and losses within the investment portfolio of a limited partnership are apt to change after each distribution, particularly large distributions often made near the close date of the fund.

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

Investments in Limited Partnerships

For our investments in limited partnerships, we determine whether to apply the equity method of accounting or the fair value accounting method. The determination to apply the equity method of accounting requires judgment, particularly the extent of influence necessary to apply that accounting method. Further, the timing of earnings recognition, including reporting partnership interests on a one quarter lag and OTTI write-downs and classification of earnings requires judgment that is stipulated in our accounting policy for limited partnerships.

Generally, we do not maintain a sufficient ownership or voting interest in limited partnerships whereby we must make a judgment regarding consolidation. We apply the equity method of accounting consistent with FASB Accounting Standards Codification (“ASC”) 323, Investments – Equity Method and Joint Ventures, to limited partnerships in which we hold either (a) a five percent or greater interest or (b) less than a five percent interest, but with respect to which partnership we have more than virtually no influence over the operating or financial policies of the limited partnership. We consider certain qualitative factors in assessing whether we have more than virtually no influence for partnership interests of less than five percent. In particular, we consider whether or not we maintain a voting interest sufficient to exercise more than virtually no influence. For this purpose, participation in an advisory committee with decision-making responsibilities is considered influence over the limited partnership.

We record realized and unrealized earnings (or losses) of the limited partnerships accounted for under the equity method in net income each period and classify such income in one line, equity in earnings (losses) on limited partnerships. Generally, we record our share of earnings using a three month lag. We apply the fair value method of accounting consistent with ASC 944, Financial Services—Insurance, to those limited partnerships in which we hold less than a five percent interest and do not have more than virtually no influence over the operating or financial policies of the limited partnership. We recognize the unrealized change in fair value of a limited partnership interest accounted for under the fair value method as a component of equity (other comprehensive income or loss) each period. Generally, we record unrealized changes in fair value using a three month lag. We recognize cash distributions from the limited partnerships accounted for under the fair value method as either a return on capital in earnings or a return of capital that reduces the investment’s carrying amount. This distinction is based on whether the cash distribution represents earnings or loss of the investee, or a return of our investment. A cash receipt that does not represent earnings (or loss) of the investee is treated as a return of capital, which we record as a reduction of the basis in the investment, rather than as a credit (or charge) to the income statement. Earnings from distributions are classified as realized capital gains or losses in earnings each period.

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

Premiums from universal life and investment-type contracts are reported as deposits to policyholders’ account balances. Revenues from universal life and investment-type contracts consist of amounts assessed against policyholder account balances for mortality, policy administration fees and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances and interest credited to policyholders’ account balances.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

Deferred Policy Acquisition Costs

The Insurance Company incurs significant costs in connection with acquiring new business. Under applicable accounting rules, these costs, which vary, are deferred. The recovery of such costs is dependent upon the future profitability of the related product, which in turn is dependent mainly on investment returns in excess of interest credited, as well as policy persistency, mortality and expenses.  Changes in estimates could result in the impairment of the DAC asset and a charge to income if the present values of estimated future gross profits are less than the unamortized DAC.  Judgments in connection with estimating future profitability include, but are not limited to, product groupings and segmentation of the investment portfolio.  Historically, we have assessed recoverability in the aggregate, consistent with our segment reporting. If a premium deficiency were to exist, we would reduce the DAC balance by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency were to be greater than the DAC balance for those products involving life, mortality or morbidity, we then increase policy reserves by the excess, by means of a charge to current period earnings.  Each year we conduct testing to confirm that the unamortized DAC asset is recoverable and that DAC balance write-down or premium deficiency reserves are deemed necessary.

In addition to affecting our assessment of recoverability, future profitability enters into management’s estimate of future gross profits, which are used to amortize deferred acquisition costs for our investment-type products, including deferred annuities and universal life. Changes in these estimates result in changes to the amounts expensed in the reporting period in which the revisions are made. To demonstrate the sensitivity of our net DAC balance ($41.7 million as of December 31, 2011) relative to our future spreads and expenses for deferred annuities and universal life, the information below indicates how much the net DAC balance would have changed if the future spread assumption decreased by 30% and if the future expense assumption increased by 30%. We believe that any variation in our expense or spread estimate is likely to fall within these ranges.

Change in Assumption	Decrease in Net DAC Asset

Future spread decreases 30%	$8.0 million
Future expenses increase 30%	$1.4 million

Effective January 1, 2012, we adopted the FASB’s new guidance for DAC on a prospective basis. Refer to Note 1N in the Notes to the Consolidated Financial Statements.

Future Policy Benefits

The Insurance Company establishes a liability for future policy benefits for amounts payable under annuity contracts with life contingencies as well as life and health insurance policies.  Generally, these amounts are payable over a long period of time and the profitability of the products is dependent on the pricing. Principal assumptions used in pricing policies and in the establishment of liabilities for future policy benefits are investment returns, mortality, expenses and persistency.

The reserves reflected in our consolidated financial statements included herein are calculated based on GAAP and differ from those specified by the laws of the various states in which the Insurance Company does business and those reflected in the Insurance Company's statutory financial statements.  These differences arise from the use of different mortality and morbidity tables and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level premium reserve method on all insurance business.   See “Notes 1H and 1I to the Notes to the Consolidated Financial Statements.”

The reserves of single premium life and limited pay life products reflected in our consolidated financial statements are based upon our best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation as of the policies issue date. We use the net level premium method for all noninterest sensitive products. The assumptions are locked in at policy issuance, unless a premium deficiency position has to be recognized wherein a revised assumption would be used.  For all investment type products such as deferred annuities and universal life, the policy account value is reported as its policy benefit reserve. This is equal to the accumulation of gross premiums plus interest credited less mortality and expense charges and withdrawals.  In determining reserves for its insurance and annuity products, the Insurance Company performs periodic studies to compare current experience for mortality, interest and lapse rates with expected experience in the reserve assumptions. Differences are reflected currently in earnings for each period.

For those annuities and supplementary contracts with life contingencies that comprise a portion of future policy benefits ($665 million of reserves), an increase in mortality experience of 1% per year for individual contracts would increase the present value of future benefits by approximately $37 million.  Conversely, a decrease in mortality experience of 1% per year would decrease the present value of future benefits by approximately $34 million.  We believe that any variation of our mortality estimates is likely to fall within this range.

For traditional life insurance business ($51.7 million of reserves), establishing reserves requires the use of many assumptions.  Due to the number of independent variables inherent in the calculation of these reserves, and because this business is not material to our overall results, it is not practical to perform a quantitative analysis on the impact of changes in underlying assumptions.  However, the Insurance Company historically has not experienced significant adverse deviations from its assumptions and believes that its assumptions are realistic and produce reserves that are fairly stated in accordance with GAAP.

For our investment-type products, such as deferred annuities and universal life, where the policy benefit reserve reported is the account balance ($2,323.4 million), a change in expected experience would have no effect on the policy benefit reserve.

Income Taxes

We account for income taxes under FASB Codification Topic 740-10-25 - Income Taxes.  Accordingly, we use the asset and liability method to record deferred income taxes. Accordingly, deferred income tax assets and liabilities are recognized that reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates. Such temporary differences are primarily due to the tax basis of reserves for future policy benefits, deferred acquisition costs, and net operating loss carry forwards. A valuation allowance is applied to deferred tax assets if it is more likely than not that all, or some portion, of the benefits related to the deferred tax assets will not be realized. Our effective tax rate is principally based on income, non-taxable and non-deductible items, changes in liabilities for tax uncertainties, true-ups of deferred and current tax provisions for new information, and statutory tax rates.

Uncertain Tax Liabilities – We have open tax years, 2006 and 2007, in the United States that are currently under examination by the applicable taxing authorities, and certain later tax years that may in the future be subject to examination. We periodically evaluate the adequacy of our uncertain tax liabilities and tax reserves, taking into account our open tax return positions, tax assessments received and tax law changes. The process of evaluating uncertain tax liabilities and tax reserves involves the use of estimates and a high degree of management judgment. The final determination of tax audits could affect our tax reserves. During 2011, we reduced our liability for tax uncertainties by $1.0 million, primarily due to the close of prior tax years, thereby favorably affecting our effective tax rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is contained above in Item 6, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the accompanying Consolidated Financial Statements and Schedules beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2011, we have, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation we believe that, as of December 31, 2011, our internal control over financial reporting is effective.

In connection with 2010 year-end reporting, management identified an accounting error necessitating two restatements relating to a material weakness in our internal control over financial reporting. The material weakness related to our interpretation and application of GAAP as it relates to the equity or fair value method of accounting for investments in certain limited partnerships and to the timely recognition of other than temporary impairment charges for limited partnerships. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon that evaluation, management identified these deficiencies to be material weaknesses related to our interpretation and application of GAAP in that we did not have effective controls over the processes to ensure proper accounting for investments in limited partnerships. Such material weaknesses have been remediated in 2011 by implementing various analyses and reviews over limited partnerships and OTTI write-downs. Prior period financial statements have been restated.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by BDO, USA LLP, an independent registered public accounting firm, as stated in its report which is on the following page of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Other than controls implemented to remediate the aforementioned material weakness, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Presidential Life Corporation and Subsidiaries

Nyack, New York

We have audited Presidential Life Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Presidential Life Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Presidential Life Corporation and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 14, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the Company’s directors and executive officers.

Name	Age	Positions held with the Company

Donald L. Barnes	68	President and Chief Executive Officer of the Company, President and Chief Executive Officer of the Company’s wholly owned subsidiary, Presidential Life Insurance Company (the “Insurance Company”), Vice Chairman of the Board of Directors

P.B. (Pete) Pheffer	61	Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Insurance Company, Director of the Insurance Company

Mark Abrams	63	Executive Vice President, Chief Investment Officer of the Company and the Insurance Company, Director of the Insurance Company

Mitchell R. Anderson	45	Senior Vice President, Chief Marketing Officer of the Insurance Company, Director of the Insurance Company

Duncan Szeto	45	Vice President, Chief Actuary and Director of the Insurance Company

Jay M. Matalon	49	Vice President, Chief Accounting Officer of the Company and the Insurance Company

John D. McMahon	60	Non-Executive Chairman of the Company and the Insurance Company

Dominic F. D’Adamo(1)	65	Director, Former Executive Vice President, Chief Financial Officer and Treasurer of the Company and the Insurance Company,

William A. DeMilt (2)(4)	70	Director, Chairman of the Audit Committee
Ross B. Levin(3)(4)	28	Director

Lawrence Read (1)(3)	67	Director, Chairman of Finance and Investment Committee

Lawrence Rivkin (2)	90	Director

Stanley Rubin (1)(3)	68	Director, Chairman of the Nominating and Governance Committee

Frank A. Shepard(1)(2)	64	Director

William M. Trust Jr.(2)(4)	69	Director, Chairman of the Compensation Committee

(1)	Member of the Finance and Investment Committee

(2)	Member of Audit Committee

(3)	Member of the Nominating and Governance Committee

(4)	Member of Compensation Committee
51

Set forth below is information with respect to the Company’s directors:

Donald L. Barnes has served as the President and Chief Executive Officer of the Company and Chief Executive Officer of the Insurance Company since May 12, 2009. He has been a director of the Company since 2004 and has been Vice Chairman of the Board of Directors since 2005. Mr. Barnes has served as President of the Insurance Company since 2000 and has been a director of the Insurance Company since May 1997. Mr. Barnes served as Senior Vice President of the Insurance Company from 1995 to 1999 and as Executive Vice President from 1999 to 2000. Prior to that, Mr. Barnes had served as President of Franklin United Life Insurance Company for more than five years. Mr. Barnes has extensive leadership experience with the Company and the Insurance Company. As such, he is fully familiar with the business of the Company and the Insurance Company. Mr. Barnes was selected by his peers in the insurance industry to serve as a director of the Life Insurance Council of New York, effective January 1, 2010.

John D. McMahon joined the Board of Directors in October 2008 and has been a member of the board of directors of the Insurance Company since May 2009. Mr. McMahon was appointed Non-Executive Chairman of the Company and the Insurance Company in June 2011. Mr. McMahon is currently a Senior Adviser with Macquarie Infrastructure and Real Assets Inc. He was executive vice-president of Con Edison from February 2009 until January 31, 2011. From January 2003 to February 2009, he was president and CEO of Orange and Rockland Utilities. Prior to that, he was senior vice-president and general counsel of Con Edison. Mr. McMahon holds degrees from Manhattan College and New York Law School and has completed the Advanced Management Programs at Harvard Business School and Wharton Business School. He is a director of the Fresh Air Fund and New York Law School. Mr. McMahon’s background gives him insight into legal, regulatory, managerial, operational and corporate governance issues.

Dominic F. D’Adamo served as Executive Vice President, Chief Financial Officer and Treasurer of the Company and the Insurance Company from December 2009 until June 2010. Mr. D’Adamo has served on the board of directors of the Insurance Company since January 2010 and on the board of directors of the Company since August 2011. Mr. D’Adamo was Senior Vice President of Finance at EmblemHealth Inc. from 2003 to 2008. He was Managing Director & Corporate Controller of Marsh & McLennan, Inc. from 1976 to 2003. Prior to that, Mr. D’Adamo held various positions at Arthur Andersen & Co. from 1968 to 1976. Mr. D’Adamo has a M.B.A. and a B.B.A. from Baruch College of the City University of New York. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants (“AICPA”). Mr. D’Adamo also served as a member of the AICPA Insurance Agents & Brokers Task Force. Mr. D’Adamo is a member of Financial Executives International (“FEI”) and has served as a member of the FEI National Leadership Board of Directors, as well as President of the New York City chapter. Mr. D’Adamo also serves as a Director and as Chairman of the Finance Committee of Sports Angels, Inc., a 501(c)(3 charitable organization. He has served as a Vice Chairman of Nyack Hospital and has also served as Chairman of the Hospital’s Audit Committee. His past experience as an officer of the Company and Insurance Company gives him insight into the Company’s and Insurance Company’s finances and strategies. His financial and insurance background gives him valuable insight into the Company’s operations and strategic and regulatory issues.

William A. DeMilt joined the Board of Directors in October 2008 and has been a member of the board of directors of the Insurance Company since May 2009. From 2004 until his retirement in 2007 he was the Chief Financial Officer of the United Way of New York City. Prior to that he was Executive Vice President of Mutual of America Life Insurance Company of New York, which he joined in 1986. At Mutual of America, he served in various capacities including Treasurer, Controller, Auditor, Real Estate Management and Corporate Services. Mr. DeMilt earned a BBA degree from St. John’s University, New York and is a Certified Public Accountant. His background in various financial positions with a New York regulated insurance company (Mutual of America Life Insurance Company) and as the former CFO of United Way of New York City gives him valuable financial and insurance company experience.

Ross B. Levin has served as a director of the Company since 2011. He has been Director of Research at Arbiter Partners, an opportunistic private investment partnership, since July 2010, and was an Analyst there from June 2005 to July 2010. Arbiter Partners is a principal stockholder of the Company. From March 2009 to September 2009, Mr. Levin was a Trustee and a member of the Audit Committee at American Community Properties Trust, a real estate development company listed on the American Stock Exchange. From May 2004 to March 2005 Mr. Levin was a Land Broker for Hogan Group, Inc. Mr. Levin has been a member of the New York Society of Securities Analysts since 2006 and is a CFA charterholder. Mr. Levin has a Bachelor of Science in Management, with a Major in Finance, from the A.B. Freeman School of Business, Tulane University. His experience at Arbiter Partners gives him knowledge that is helpful with respect to the Company’s investment portfolio and formulating the Company’s investment strategy.

Lawrence Read has served as a director of the Company since 2005. He was a director of the Insurance Company from 2002 to 2005 and from May 2009 to date. Since 1986, Mr. Read has been the President and Chief Executive Officer of Lube Management Corp., which operates a chain of retail automotive centers throughout California and provides enterprise software systems for independently owned automotive oil service centers. Since 1999, Mr. Read has been President and Chairman of the board of directors of North American Lubricants Corporation, a passenger car motor oil manufacturer and reseller throughout the United States. He is also a former member of the board of directors of the Automotive Oil Change Association, an industry trade group which he founded in 1987. Due to his experience as President of two companies, Mr. Read is familiar with the management of large organizations, including employee relations, strategic planning and financial controls.

Lawrence Rivkin has been a director of the Company since 1988 and a director of the Insurance Company since May 2009. Mr. Rivkin has served as counsel to the law firm of Goldfarb & Fleece for more than five years and previously served as its managing partner. Since Mr. Rivkin has served as a director of the Company since 1988, he is fully familiar with the practices, procedures and business issues of the Company and the Insurance Company. Mr. Rivkin’s prior position as managing partner of Goldfarb & Fleece gives him leadership and management experience.

Stanley Rubin joined the Board of Directors in May 2008. He also served on the Board of Directors of the Company from May 2003 to February 2004. He has been a director of the Insurance Company from 2000 to May 2008 and from May 2009 to date. He served as Executive Vice-President of the Company commencing in September 2000 and Chief Investment Officer of the Insurance Company commencing in November 1999 until his retirement in September 2003. Prior to that, Mr. Rubin served as Senior Vice President, Vice President and general analyst upon his joining the Insurance Company in 1986. Mr. Rubin worked for the National Association of Insurance Commissioners (“NAIC”) from 1971 to 1986. During his employment with NAIC, Mr. Rubin served as a security analyst and supervising security analyst in reviewing the credit quality of securities owned by state regulated insurance companies. This experience gives Mr. Rubin the background and experience in credit analysis, insurance company regulation, financial statements and analysis of insurance company portfolios. Further, Mr. Rubin’s past experience as Chief Investment Officer of the Insurance Company gives him insight into the financial markets and the portfolio and investment strategy of the Company and Insurance Company.

Frank A. Shepard has served as a director of the Company since 2011. He has been a Managing Director at Kota Global Securities, an investment banking firm since October 2011.  From December 2010 to September 2011, he was a Senior Vice President at M.R. Beal & Company, an investment banking firm. From September 2006 to June 2010, Mr. Shepard was a Marketing and Investor Relations Consultant at The Chart Group, a private merchant bank in New York, where he focused on investor relations, fundraising and marketing. From 2004 to 2006, Mr. Shepard was a Managing Director of Hamilton Lane Advisors, an alternative investment asset manager and advisor to pension funds investing in alternative assets. In 2001, Mr. Shepard was the Chief Financial Officer of Universal Process Equipment, Inc., a company that filed for reorganization under Chapter 11 of the Bankruptcy Code in 2000, and converted to Chapter 7 in 2002. After it converted, Mr. Shepard was hired by The CIT Group as an independent contractor to help in the liquidation. From 1998 to 2001, Mr. Shepard was a Managing Director of Utendahl Capital Partners, L.P., and led the effort to increase the firm’s participation in investment grade and high-yield debt, convertible securities and equity transactions. Prior to 1998, Mr. Shepard held positions as a Managing Director and President at Hudson Knight Securities, Inc., a privately owned investment bank, and as a derivative products Senior Vice President at Lehman Brothers, Inc. Mr. Shepard has a B.S. in accounting from Bentley College and an M.B.A. from Columbia University Graduate School of Business. Mr. Shepard’s background gives him insight into the financial markets, which is beneficial in analyzing the Company’s portfolio and investment strategies.

William M. Trust Jr. has been a director of the Company since May 2008 and he served as Non-Executive Chairman of the Company and the Insurance Company from March 2010 through June 2011. He has been a director of the Insurance Company since May 2009. He is a Principal at Innovation Management Consulting, which provides consulting services for not-for-profit entities. Mr. Trust holds a BBA from the University of the City of New York and an MBA in Management from Baruch College. Mr. Trust is also a Certified Public Accountant. Mr. Trust has extensive international experience having been the Executive Director of the international architectural firm of Swanke Hayden Connell Ltd. from 1988 to 1991 and the Executive VP of the international transportation holding company of Norton Lilly International from 1973 to 1984. Mr. Trust serves as chairman of the board of trustees of Nyack Hospital and is a director of New York - Presbyterian Health Care Systems, Inc. Mr. Trust’s background as an accountant and his prior and current positions give him the ability to analyze the Company’s financial goals, performance and reporting.

All directors of the Company are also directors of the Insurance Company.

Set forth below is information with respect to the Company’s executive officers who are not directors of the Company:

P.B. (Pete) Pheffer has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Insurance Company since June 2010. Mr. Pheffer was Chief Financial Officer at Missouri Employers Mutual Insurance Company from October 2006 to September 2009. Prior to that, Mr. Pheffer was Managing Partner and Co-Founder of Penumbra Capital Management LLC from 2005 to September 2006. Prior to that, Mr. Pheffer was President and Chief Financial Officer at Standard Management Corporation from 2002 to 2005. Prior to joining Standard Management Corporation, Mr. Pheffer held positions at Jackson National Life Insurance, Kemper Life Insurance Companies and Coopers & Lybrand. Mr. Pheffer has an M.B.A. from the University of Chicago and is a Certified Public Accountant.

Mark Abrams has served as Chief Investment Officer of the Insurance Company since 2003 and the Company since 2005 and as Executive Vice President of the Company and Insurance Company since 2005. Mr. Abrams has served as a director of the Insurance Company since 2003 and was Senior Vice President of the Insurance Company from 2001 to 2005. Mr. Abrams served as Vice President of the Insurance Company from 1994 to 2001. Prior to joining Presidential, Mr. Abrams spent over 15 years in the municipal investment banking and commercial real estate financing businesses.

Mitchell R. Anderson has served as the Senior Vice President and Chief Marketing Officer of the Insurance Company since May 2009 and has served on the board of directors of the Insurance Company since August 17, 2010. Mr. Anderson served as the Assistant Marketing Director from May 2005 to May 2009, and served as Regional Vice President from 2000 to 2005. For the seven years prior to joining Presidential Life, Mr. Anderson was with Travelers/Smith Barney as the Northeast Insurance and Annuity Associate Sales Director. Mr. Anderson is a member of the National Association of Insurance and Financial Advisors.

Duncan Szeto has served as the Chief Actuary of the Insurance Company since August 2010, has served on the board of directors of the Insurance Company since August 2010 and has worked as Vice President in the actuarial department of the Insurance Company since July 2007. Mr. Szeto worked from 2006 to July 2007 at Metropolitan Life Insurance Company as an Assistant Vice President, providing actuarial oversight for various foreign operations. From 2002 to 2006, Mr. Szeto worked as a Senior Financial Actuary for Inviva, Inc. Mr. Szeto worked from 1999 to 2002 at Arthur Andersen, LLP as an Experienced Manager in the Life and Health Actuarial Practice group. Mr. Szeto has a Bachelor of Science from New York University in Actuarial Sciences and Finance. Mr. Szeto is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

Jay M. Matalon has served as the Chief Accounting Officer of the Company and the Insurance Company since August 2011. Prior to joining us, Mr. Matalon worked with ACE Limited for eight years, serving most recently as Senior Vice President and Chief Financial Officer of the Life division and prior to that as Manager of Accounting Standards. From 2001 to 2003, Mr. Matalon worked with Chubb Financial Solutions in the capacity of Vice President – Technical Accounting. Mr. Matalon’s held various positions at the international public accounting firm of Ernst & Young LLP over a 17-year period; most recently as Senior Manager in the National Insurance Group. Mr. Matalon has a Bachelor of Science in Economics from the Wharton Business School at the University of Pennsylvania and is a Certified Public Accountant.

Corporate Governance

Overview

The Board of Directors has adopted Corporate Governance Guidelines and implemented a number of corporate governance procedures to strengthen the Board of Directors’ capacity to oversee the Company and to serve the long-term interests of its stockholders. The Corporate Governance Guidelines, as well as the charters of the committees of the Board of Directors, code of conduct and other documents setting forth the Company’s corporate governance practices can be accessed in the Investor Relations – Corporate Governance and Board of Directors sections of the Company’s website at www.presidentiallife.com.

Board of Directors Leadership Structure

The Board of Directors currently has a non-executive chairman. The president and chief executive officer of the Company does not serve as chairman of the Board of Directors. The Board of Directors believes that separating the roles of the principal executive officer and chairman of the Board of Directors is consistent with the goal of good corporate governance for the Company.

Code of Conduct

The Board of Directors has adopted a Code of Conduct that applies to all officers, directors and employees of the Company and the Insurance Company. The Code of Conduct can be accessed in the Investor Relations – Corporate Governance section of the Company’s website at www.presidentiallife.com. Copies may be obtained by writing to our Inquiry Division at Presidential Life Insurance Company, 69 Lydecker Street, Nyack, New York 10960. The purpose of the Code of Conduct is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by the Company; and to promote compliance with all applicable rules and regulations that apply to the Company and its officers, directors and employees.

Board of Directors’ Role in Risk Oversight

The Board of Directors plays a significant role in providing oversight of our management of risk. Senior management has direct responsibility for the management of risk and reports to the Board of Directors regularly with respect to its ongoing enterprise risk management efforts. The Board of Directors exercises its oversight of risk management primarily through the functioning of several committees of the Board of Directors, but the Board of Directors itself retains the primary oversight role for risk management. In exercising its oversight of risk management, the Board of Directors has delegated to the Audit Committee primary responsibility for the oversight of risk related to our financial statements and processes, and has determined that our internal audit function should report directly to the Audit Committee. The Board of Directors has delegated to the Finance and Investment Committee primary responsibility for the oversight of risk related to the investment portfolio of the Insurance Company. The Finance and Investment Committee has a written Statement of Investment Policy that is followed by the investment department of the Insurance Company. All investment transactions are reported on a daily basis to the president of the Company for review. Once a quarter, the Finance and Investment Committee reviews and discusses with management the preceding quarter’s investment activity and the investment portfolio. The Finance and Investment Committee then gives a report to the full Board of Directors. Finally, the Board of Directors has delegated to the Compensation Committee primary responsibility for the oversight of risk related to our compensation policies. Each committee reports regularly to the Board of Directors with respect to such committee’s particular risk oversight responsibilities.

Communicating with the Board of Directors

In order to communicate with the Board of Directors as a whole, with non-employee directors as a group or with specified individual directors, correspondence may be directed to c/o Secretary, Presidential Life Corporation, 69 Lydecker Street, Nyack, NY 10960. Stockholders should indicate clearly the director or directors to whom the communication is being sent. All such correspondence will be forwarded to the appropriate director or group of directors.

Board of Directors Meetings and Committees

The Board of Directors met twenty-two times in the year ended December 31, 2011. The Board of Directors has a Nominating and Governance Committee, a Compensation Committee, an Audit Committee and a Finance and Investment Committee, for which the meetings are described below. In addition to the meetings of the committees of the Board of Directors, our independent members of the Board of Directors met four times in executive session in 2011.

Each director attended at least 75% of the aggregate of (1) the total meetings of the Board of Directors and (2) the total number of meetings held by all committees of the Board of Directors on which he served, that were held in 2011. The Company’s policy on director attendance at annual meetings encourages, but does not require, directors to attend annual meetings of stockholders. All of the nine directors at such time attended the 2011 Annual Meeting of Stockholders.

The charters of the Nominating and Governance Committee, Compensation Committee, Audit Committee and Finance and Investment Committee can be accessed in the Investor Relations – Board of Directors section of the Company’s website at www.presidentiallife.com.

Nominating and Governance Committee

The Nominating and Governance Committee is currently composed of Messrs. Rubin (Chair), Levin and Read. The Nominating and Governance Committee met four times in 2011. The Nominating and Governance Committee reviews and recommends changes to Company’s Corporate Governance Guidelines and selects director nominees to the Board of Directors consistent with criteria approved by the Board of Directors. The Nominating and Governance Committee also makes recommendations to the Board of Directors concerning the structure and membership of the committees of the Board of Directors and oversees the annual evaluation of the performance of the Board of Directors and its committees. The Nominating and Governance Committee also performs other duties and responsibilities as set forth in a Charter approved by the Board of Directors.

The Nominating and Governance Committee will consider director candidates that are recommended by stockholders in the same manner as nominees recommended by other sources. The Committee looks to nominate a group of directors with diverse backgrounds and strengths to serve the Company. Some of the desired backgrounds include management, financial, regulatory, legal, insurance and strategic backgrounds. Stockholders wishing to bring a nomination for a director candidate before a stockholders meeting must give written notice to Company’s Secretary, pursuant to the procedures set forth in this section under “Communicating with the Board of Directors” and subject to deadlines set forth in the Company’s Bylaws. The stockholder’s notice must set forth all information relating to each person whom the stockholder proposes to nominate that is required to be disclosed under applicable rules and regulations of the SEC and Company’s Bylaws. The Company’s Bylaws can be accessed in the Investor Relations – Corporate Governance section of the Company’s website at www.presidentiallife.com.

Compensation Committee

The Compensation Committee is currently composed of Messrs. Trust (Chair), DeMilt and Levin. The Compensation Committee met eight times in 2011. The Compensation Committee evaluates performance and establishes and oversees executive compensation policy and makes decisions about base pay, incentive pay and any supplemental benefits for the Chief Executive Officer and our other executive officers. The Compensation Committee also administers our stock incentive plans and determines the grant of stock options and restricted stock, the timing of the grants, the price at which options are to be offered and the number of shares for which options and restricted stock are to be granted to our executive officers, directors and other employees. The Compensation Committee also performs other duties and responsibilities as set forth in a Charter approved by the Board of Directors. Each member of the Compensation Committee is an outside director under the applicable tax rules.

In making its determinations with respect to executive compensation, the Compensation Committee has engaged in the past, and may engage from time to time in the future, the services of a compensation consultant. The Compensation Committee has the authority to retain, terminate and set the terms of the relationship with any outside advisors who assist the Committee in carrying out its responsibilities.

Audit Committee

The Audit Committee is currently composed of Messrs. DeMilt (Chair), Rivkin, Shepard and Trust. The Audit Committee met thirteen times in 2011. The Audit Committee appoints our independent auditors, subject to ratification by our stockholders, reviews the plan for and the results of the independent audit, approves the fees of our independent auditors, reviews with management and the independent auditors our quarterly and annual financial statements and our internal accounting, financial and disclosure controls, reviews and approves policies and procedures with respect to transactions between the Company and its officers, directors and affiliates and performs other duties and responsibilities as set forth in a Charter approved by the Board of Directors.

Each member of the Nominating and Governance Committee, Compensation Committee and the Audit Committee is independent, as independence is defined by the listing standards of NASDAQ and the applicable rules and regulations of the SEC. The Board of Directors has also determined that each member of the Audit Committee has the ability to read and understand financial statements and that Mr. DeMilt qualifies as an Audit Committee financial expert as required by the applicable NASDAQ rules and as defined by the rules of the SEC.

Finance and Investment Committee

The Finance and Investment Committee is currently composed of Messrs. Read (Chair), D’Adamo, Rubin, Shepard and Trust. The Finance and Investment Committee met ten times in 2011. The Finance and Investment Committee assists and advises the Board of Directors and management on financial and investment matters generally, and reviews and reports to the Board of Directors on the financial results of the Company’s investments, the Company’s and the Insurance Company’s budgets, strategic planning and insurance coverage.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. Based upon a review of information provided to the Company, we believe that all of our executive officers, directors and 10% stockholders complied with their Section 16(a) filing requirements with the following exceptions:

•	Mr. Rubin filed 1 late report which covered a transaction on April 1, 2010 with respect to a dividend reinvestment purchase of common stock;

•	Mr. Rubin filed a form 4/A which covered a transaction on October 1, 2010 with respect to a correction in the amount of securities beneficially owned;

•	Mr. McMahon filed 1 late report on Form 4/A which covered a transaction on March 30, 2011 with respect to a purchase of common stock;

•	On April 22, 2011, Duncan Szeto filed Form 3/A with respect to options granted and not exercised that were not listed on the initial form 3;

•	On April 22, 2011, Mitchell Anderson filed Form 3/A with respect to options granted and not exercised that were not listed on the initial form 3; and

•	On March 13, 2012, Mitchell Anderson filed a late report on Form 4/A with respect to shares of common stock owned by his wife for which he has beneficial ownership.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis provides information to explain to our stockholders how our compensation program is designed and how it operates with respect to our Named Executive Officers (as defined herein). This Compensation Discussion and Analysis includes (i) our Executive Compensation Philosophy and Guiding Principles (the “Executive Compensation Principles”) and what our compensation program is designed to reward, (ii) each element of compensation that is provided; and (iii) an explanation of the Compensation Committee’s decisions regarding the compensation of our Named Executive Officers. Finally, we discuss the 2012 changes to compensation components we provide to our Named Executive Officers.

Overview

In February 2011, the Compensation Committee and the Board of Directors adopted the Executive Compensation Principles, which were prepared in consultation with Gough Management Company, an independent compensation consulting firm (the “Consultant”). The Executive Compensation Principles were developed following the Company’s determination, reported in the Company’s 2010 proxy statement, that the Company’s executives were being compensated at levels substantially lower than executives in comparable employment. The Company’s 2010 review of its Named Executives total direct compensation concluded that, while base salaries for Company executives were generally in the range of executive base salaries in similar positions at other firms, the Company did not maintain a formal short- and long-term executive incentive compensation program similar to comparable firms, which resulted in the Company’s overall executive compensation levels being relatively low. At the same time, the Compensation Committee appreciated the complexity of executive incentive compensation programs and determined that implementation of a broad incentive compensation program should be undertaken carefully and gradually to ensure against excessive and unwarranted compensation, including compensation that did not deliver value for the Company’s stockholders.

Consequently, the Executive Compensation Principles were adopted to achieve the following objectives:

•	Alignment. Link executive compensation rewards with the strategic and financial drivers of stockholder value, ultimately aligning the interests of our executives with the interests of our stockholders through executive stock ownership.

•	Motivation: Motivate executives to be accountable for and accomplish the strategic and financial objectives approved by the Board of Directors.

•	Retention and Attraction: Retain and attract senior executives with the level of experience and ability required for the Company’s success.

•	Conservatism: Proceed cautiously with incentive compensation, adhering to a gradual approach that incrementally moves the Company toward an established incentive compensation program.

Elements of Compensation

Base Salary. Under the Executive Compensation Principles, base salary for each executive will be a reflection of such executive’s responsibilities, competitive market salaries, the strategic importance to the Company of the position, the Company’s general performance and the performance of such executive.

Annual Incentive Plan. Annual incentives will vary among executives and will be reflective of annual performance (both financial and strategic non-financial) at the corporate and individual levels based on pre-set metrics and goals, as well as judgments of historical individual performance and value-contribution.

Long-term Incentive Opportunity. Long term incentives are expected to be established on an annual basis and provide executives with incentives to move the Company toward long-term growth and profitability. The incentives will be stock-based to align interests of executives and stockholders and lead toward increased executive share ownership.

Benefits. The Company’s executives will participate in the same benefit programs provided to all employees and may, in the future, receive supplemental benefits if warranted.

Key Executive Compensation Principles

The Executive Compensation Principles were designed to identify criteria for executive compensation program design, evaluation and administration, and to clearly communicate to executives the strategy and rationale behind the Company’s decisions regarding executive compensation. The key principles are:

Pay Prominence

•	Emphasis on Motivation. Pay will be used to motivate management of the Company to focus on key financial and strategic metrics and goals by providing rewards for annual and long-term performance that is in the judgment of the Compensation Committee warranted when measured against the competitive median.

•	Performance Management: Performance assessment criteria, structured to be consistent with the achievement of the Company’s short-term and long-term objectives, as approved by the Compensation Committee, will be clearly communicated to each executive each year.

•	Alignment: Financial performance measures will align management and stockholder interests.

•	Explicitness: Compensation opportunities and performance expectations will be clearly communicated. Goals and payout schedules will be established in advance for all incentive plans.

•	Differentiation: Pay will be managed, with significant discretion granted to the Compensation Committee and the Chief Executive Officer of the Company, to ensure that compensation reflects the annual performance of each executive.

Comparative Framework. The Compensation Committee reviews executive compensation levels in light of the executive compensation levels of other publicly-traded corporations that have similar business characteristics. As part of this analysis, the Compensation Committee relies on data from relevant surveys that appropriately adjust for a subject corporation’s revenue, asset size and financial performance. In addition to compensation survey data, the Compensation Committee considers executive compensation levels at the following peer group companies:

Peer Group Company's

American Equity Investment Life Holding

FBL Financial Group

National Western Life Insurance

Independence Holding

Kansas City Life Insurance

Citizens

Atlantic American

Performance Measures and Measurement. Measuring performance and setting expectation parameters are critical components of the Executive Compensation Principles. The Company’s performance measures incorporate fundamental metrics related to shareholder value, are aligned with its periodically changing business strategy and objectives, and are related to annual and long-term performance results identified by the Compensation Committee. The Company’s performance expectation parameters consider comparable life insurance company performance, economic conditions, and the Company’s ability to achieve the expected results. Corporate financial performance measures and individual assessment criteria are used to vary pay for individual executives and provide the Compensation Committee and Chief Executive Officer discretionary authority over compensation to reflect specific circumstances.

Pay Mix and Positioning. In determining the Company’s target compensation levels, the Compensation Committee considers the compensation of comparable executive positions at peer group companies. As a general matter under the Executive Compensation Principles the Company targets total direct compensation (base salary, annual incentive compensation and long term incentive compensation) at approximately the 50th percentile for peer companies. As noted below, in an order to emphasize performance based compensation, the Compensation Committee has increased the variable pay component for 2012, by having the annual and long term incentive elements constitute a larger percentage of total compensation.

Stock Ownership Guidelines. The Company expects that its executives will become stockholders over time. Expected ownership levels are based on the executive’s position and expressed as a multiple of salary and the time expected to attain such salary multiples. The Company does not require mandatory holding periods, other than the vesting period for restricted stock awards. The management stock ownership guidelines are set forth below.

	Salary
Position	Multiple	Time to Attain

Chief Executive Officer	300%	3 years

Chief Financial Officer and Chief Investment Officer	150%	5 years

Decision Making Authority. Governance and appropriate decision-making are critical to the success of the Company’s executive compensation program as these guiding principles are applied to the administration of specific program elements. The Compensation Committee has the responsibility for determining executive pay decisions after discussion with the Chief Executive Officer. The Compensation Committee in turn consults with the Board of Directors when it determines the various elements of the Chief Executive Officer’s pay.

2011 Say on Pay Vote. At the Company’s 2011 annual meeting of stockholders, approximately 64% of the votes cast on the advisory resolution on executive compensation (Proposal One) were voted in favor of the compensation of our Named Executive Officers as disclosed in the Company’s proxy statement for the 2011 annual meeting. If the opposition votes of a dissident shareholder who controls approximately 27% of the outstanding shares of the Company are excluded, then approximately 94% of the remaining shareholders voted in favor of the compensation of our Named Executive Officers. In the view of the Compensation Committee, the position of this dissident shareholder is not reflective of the overall position of the remaining shareholders and is not grounds for modifying the Company’s existing compensation program. At the same time, the Compensation Committee will continue to review compensation developments and the Company’s executive compensation program.

Compensation Committee Procedures for 2011

Named Executive Officers. The Compensation Committee determines all compensation and awards to our Chief Executive Officer, Chief Financial Officer, and three other most highly compensated executive officers for each fiscal year. With respect to the fiscal year ending on December 31, 2011, the following individuals were our named executive officers (collectively, the “Named Executive Officers”):

•	Donald L. Barnes, Vice Chairman of the Board of Directors and President and Chief Executive Officer of the Company and the Insurance Company;

•	P.B. (Pete) Pheffer, Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Insurance Company;

•	Mark Abrams, Executive Vice President, Chief Investment Officer of the Company and the Insurance Company;

•	Duncan Szeto, Vice President, Chief Actuary and Director of the Insurance Company; and

•	Mitchell Anderson, Senior Vice President, Chief Marketing Officer and Director of the Insurance Company.

Role of Management

Management performs an important role in providing the Compensation Committee with information and day-to-day support required by the Compensation Committee in fulfilling its responsibilities. Management also supports the Consultant by providing background information to complete studies and projects requested by the Compensation Committee. From time to time, members of management may also work in conjunction with the Consultant at the request of the Compensation Committee and are invited to attend Compensation Committee meetings. The Chief Executive Officer provides the Compensation Committee with compensation recommendations with respect to his direct reports, including our Named Executive Officers. This includes a review of individual performance and other criteria used to support specific recommendations for each element of compensation. The Compensation Committee receives recommendations from the Chief Executive Officer with respect to the base salaries, annual incentive opportunity and individual performance adjustments, and stock option and restricted stock grants for the Named Executive Officers (other than himself), as discussed in more detail below. However, the Compensation Committee does not delegate any of its functions to others in setting compensation.

2011 Base Salaries

Base salaries are used to help keep the Company competitive in its ability to attract and retain talent. The table below reflects increases to base salaries of our Named Executive Officers for fiscal 2011after the Compensation Committee reviewed the Company’s 2010 performance against financial and non-financial strategic objectives, salary increase survey data, and the executive’s salary rate in comparison to the assessed salary market rate for the executive’s position. The 2011 salary rates for the Named Executive Officers are as follows and are reflected in the salary column of the Summary Compensation Table on page 66 of this Form 10-K.

	Fiscal Year 2010	Fiscal Year 2011
	Base Salary ($)	Base Salary ($)	Fiscal 2010 vs.
Executive	(effective 1/1/2010)	(effective 1/1/2011)	Fiscal 2011

Donald L. Barnes	520,000	535,600	3%

P.B. (Pete) Pheffer	350,000	360,500	3%

Mark Abrams	367,200	378,216	3%

Duncan Szeto	220,000	226,600	3%

Mitchell Anderson	205,000	211,200	3%

Annual Incentive Plan

In 2011, the Compensation Committee implemented an Executive Annual Incentive Plan (the “Annual Incentive Plan”) for a select group of executives, which includes the Named Executive Officers, that is designed to reward such executives for annual performance (both financial and strategic non-financial) at the corporate and individual levels based on pre-set metrics and goals, as well as judgments of historical individual performance and value-contribution, as determined by the Compensation Committee in consultation with the Chief Executive Officer. Each executive’s annual incentive award opportunity is expressed as a target incentive amount, calculated as a percent of base salary with the percent determined by the individual’s assigned grade level. For 2011, the Compensation Committee determined that Return on Average Equity, “ROAE” (75% weight) and Individual Performance (25% weight) would be the metrics used for determining payments under the 2011 Annual Incentive Plan.

The process followed by the Compensation Committee in setting the 2011 ROAE performance levels included:

•	a thorough review and discussion of the probability of achieving the financial forecast associated with the 2011 business plan;
•	a review of SNL Insurance (Life & Health) 5 year history of ROAE average percentages; and
•	a comparison of the Insurance Company’s historical, 3-5 year ROAE percentages achieved vs. our peer group.

For Individual Performance, the Compensation Committee reviewed and approved Individual Performance criteria that were linked to the Insurance Company’s Key Operating Strategies.

The Committee believes this process aligns the Compensation Program with the goals of strengthening our pay-for-performance philosophy, and delivering stockholder value.

For 2011, the Insurance Company achieved Corporate Performance of 6.7% ROAE, which resulted in an earned incentive for this element of 45% of the target incentive amount for the position based on the following schedule for 2011:

Individual Performance 25%

Percent of
Target
Level of Individual	Incentive
Performance	Amount (%)
Satisfactory or Less Than Satisfactory	0

More Than Satisfactory	20

Excellent	25

Exceptional	35

Corporate Performance (75% Weighting)

	GAAP	Percent of
	Return on	Target
	Average	Incentive
Level of Performance	Equity (%)	Amount (%)

Minimum	<5.7	0

	5.7	25

	6.2	35

	6.7	45

	7.9	55

	9.0	65

Target	10.2	75

	11.2	105

Maximum	= or > 12.2	135

The Compensation Committee also approved the Individual Performance earned percentages of the target incentive amount for the Named Executive Officers (other than for the Chief Executive Officer) based on the Chief Executive Officer’s recommendation as displayed in the table below.

			%	% of	% of Target
			Earned	Target	Earned at	% of Target
	Incentive	Incentive	at	Earned for	"Excellent"	Earned at	Total %
	Target %	Target ($)	ROAE	ROAE	Individual	Individual	of Target	Total $
Executive	of Salary	Amount	Target	Achieved	Performance	Performance	Earned	Earned
Donald L. Barnes	30%	160,680	75%	45%	25%	20%	65%	104,442
P.B. (Pete) Pheffer (1)	35%	126,175	75%	45%	25%	25%	100%	126,175
Mark Abrams	21%	79,422	75%	45%	25%	25%	70%	55,595
Duncan Szeto	15%	33,990	75%	45%	25%	25%	70%	23,793
Mitchell Anderson	15%	31,680	75%	45%	25%	25%	70%	22,176

(1)The amount for Mr. Pheffer is reflective of 100% payout, as guaranteed under his employment contract.

The Named Executive Officer’s 2011 Annual Incentive earned is reflected in the “Non Equity Incentive” column of the Summary Compensation Table on page 66 of the Form 10-K.

Equity Compensation

The Compensation Committee believes that compensation should also be meaningfully related to the value created by individual executive officers for the stockholders. Accordingly, long-term incentives are awarded in order to better align management’s incentives with the long-term interests of our stockholders.

In 2011, the Compensation Committee adopted an annual long-term incentive program (the “Long Term Incentive Program”) administered under its existing shareholder approved incentive plan (the “2006 PLIC Stock Incentive Plan”). The relative long-term incentive targeted value is calculated by multiplying a percent of the Named Executive Officer’s salary grade midpoint, ranging from 12% to 30% for 2011, and payments are made in the form of stock options and/or restricted stock. The target value of the award opportunity for 2011, under the Long Term Incentive Program was allocated 1/3rd in stock options and 2/3rds in restricted stock opportunity for targeted 2011 ROAE performance.

Stock Options. On April 13, 2011, the Compensation Committee authorized the grant of stock options to executives, with such options vesting 100% three years after the date of the grant, subject to accelerated vesting under certain circumstances. Such options have an exercise price equal to the fair market value of our common stock at the close of business on April 12, 2011.

Restricted Stock. On April 13, 2011, the Compensation Committee approved a framework for granting up to a specified number of restricted shares to certain executives, with the actual number of shares to be granted in 2012 based upon the achievement of financial and individual performance targets for fiscal 2011, subject to the discretion of the Compensation Committee to reduce the amount of actual awards. Restricted shares subject to grant vest in three equal annual installments from the date of grant, subject to accelerated vesting under certain circumstances.

Based on achieving a 6.7% ROAE for 2011 (which corresponded to a payout of 60% based on actual ROAE performance), and after considering the individual performance and contribution of the Named Executive Officers, the Compensation Committee authorized an aggregate payout for all Named Executive Officers of 44% of the aggregate number of restricted stock shares attributable to actual ROAE performance.

Restricted Stock Grant Awarded in 2012 for 2011

Executive	# of Restricted Shares Earned at ROAE of 6.7%
Donald L. Barnes	4.660
P.B. (Pete) Pheffer	2,201
Mark Abrams	2,201
Mitchell Anderson	1,005
Duncan Szeto	1,155
The number of Restricted Shares earned is based on 6.7% ROAE, subject to further reduction by the Compensation Committee, and vests 100% evenly over a 3- year period with all vesting on January 1, 2015.

The Compensation Committee believes that the executive compensation program based on our Executive Compensation Principles is important for the Company’s future success in attracting and retaining the executive talent that the Company needs to succeed in the marketplace. The Company will seek to continue to reflect carefully the interests of stockholders and to avoid situations where executive compensation does not reflect the firm’s performance.

What has changed for 2012 compensation?

In January of 2012:

•	The Committee made adjustments to certain elements of our executive pay program, based on peer group survey data, consistent with the principles of our program to bring our executive compensation elements and target pay levels into closer alignment with those of our peer group companies. These actions were consistent with our Executive Compensation Guiding Principles adopted in February of 2011. The table below demonstrates the changes for 2012 to total compensation opportunities for our Named Executive Officers, which generally increased the annual incentive and long term incentive components of compensation:

	2011	2012	2011	2012
			Long Term	Long Term
	Annual	Annual	Incentive	Incentive
	Incentive	Incentive	% of	% of
Executive	% of Salary	% of Salary	Midpoint	Midpoint

Donald L. Barnes	30.0%	36.5%	30.0%	45.0%

P.B. (Pete) Pheffer	35.0%	35%	25.0%	37.5%

Mark Abrams	21.0%	25%	25.0%	37.5%

Mitch Anderson	15.0%	18%	12.5%	19.0%

Duncan Szeto	15.0%	18%	12.5%	19.0%

•	The Committee approved the 2012 Annual Incentive Plan for our executive group, which incorporated modifications to the performance metrics and weightings consistent with the operating strategies of the Company for fiscal 2012. Specific factors that were taken into account for fiscal 2012 include:

o	Interest Rates: The Insurance Company’s financial plan assumes continued low interest rates environment during 2012.

o	New Systems/Products Execution: The Insurance Company is undergoing a major overhaul of its operating platform, which includes expansion of its distribution systems along with the development of a new series of fixed indexed annuity products.

o	Expense Management: The Insurance Company is focusing on effective expense management – particularly associated with the new operating systems and new product introduction initiatives.

•	These factors resulted in the following new metrics and weightings approved for our Executives for 2012:
o	25% Weight- GAAP Premiums/Deposits
o	25% Weight- Adjusted GAAP Pre-Tax Earnings
o	50% Weight- Individual Performance
o	The adoption of two “over-ride” financial metrics that have to be satisfied in order for participants to receive any payments under the 2012 Annual Incentive Plan: the attainment of positive GAAP Pre-Tax Earnings in order for any payments to be made under the plan and the attainment of threshold GAAP Pre-Tax Earnings in order for any payout on the non-individual components of the plan.
o	Payouts for achievement under the annual incentive plan are anticipated to be a combination of cash (60%) and equity (40%), with any the actual cash and equity components of any final payout subject to the final review and approval of the Compensation Committee.

Severance Benefits

We believe that it is important to retain our top executives. We also believe that it is important to provide reasonable severance benefits to our top executives in the event of certain involuntary terminations of employment.

On May 14, 2010, employment agreements were entered into by the Company and the Insurance Company with Messrs. Barnes and Abrams. The employment agreements provide, in general terms, for severance payments and benefits that vary depending upon the circumstances underlying the termination of employment. In addition, on June 12, 2010, the Company and the Insurance Company entered into an employment agreement with P.B. (Pete) Pheffer, who currently serves as the Chief Financial Officer of the Company and the Insurance Company. Mr. Pheffer’s employment agreement provides, in general terms, for severance payments and benefits that vary depending upon the circumstances underlying the termination of employment.

On November 28, 2011, the Insurance Company entered into letter agreements with Messrs. Anderson and Szeto. The letter agreements provide, in general terms, for severance payments and benefits that vary depending upon the circumstances underlying the termination of employment.

For more information regarding severance payments and benefits payable under these employment and letter agreements, see the sections entitled, “Employment Agreements and Letter Agreements” and “Potential Payments Upon Termination or Change-in-Control” later in this Form 10-K.

Retirement and Other Benefits

In January 2005, the Company replaced its traditional defined benefit pension plan with a 401(k) plan pursuant to which we now make an annual contribution equal to 5% of all employees’ W-2 earnings, allocated to each of our employees accounts without regard to the amounts, if any, contributed to the plan by the employee. The Company’s contribution is subject to a vesting schedule of 25% per year of employment over four years.

We also provide vacation, disability, medical and life insurance benefits to our Named Executive Officers that generally are available to all our employees.

Compensation Policy Relating to Risk

We believe that our compensation policies are not reasonably likely to have a material adverse effect on the Company. Specifically, we do not award bonuses based upon the trading performance of the Company and Insurance Company’s portfolio of securities. In addition, incentive plan targets generally are tied to the achievement of financial metrics which are derived from audited financial results.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code (the “Code”) limits a company’s ability to take a deduction for federal tax purposes for certain compensation paid to its executives. We currently expect that all compensation payable to our Named Executive Officers during 2012 will be deductible by us for federal income tax purposes. Our policy with respect to compensation to be paid to the Named Executive Officers generally is to structure compensation payments to them so as to be deductible under Section 162(m) of the Code, though the Committee retains the discretion to structure compensation arrangements and/or provide for compensation payments that may not be tax deductible under all circumstances.

With respect to accounting considerations, the Compensation Committee examines the accounting cost associated with equity compensation in light of requirements under Financial Accounting Standards Board of Directors (FASB) Accounting Standards Codification (ASC) Topic 718 (formerly, FASB Statement 123R) (“FASB ASC 718”).

Compensation Committee Report

The Compensation Committee has furnished the following report:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K.

COMPENSATION COMMITTEE:

William M. Trust, Jr., Chairman

William A. DeMilt

Ross B. Levin

Summary Compensation Table

The following table sets forth information with respect to the compensation, during the last three fiscal years, received by those persons who were on December 31, 2011 our Named Executive Officers, including (i) our Chief Executive Officer, (ii) our Chief Financial Officer, and (iii) our three other most highly compensated executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non Equity Incentive Plan Compensation ($) (2)	Other Annual Compensation ($) (4)	Total ($)

Donald L. Barnes	2011	535,600	-	-	92,130	104,442	13,188	745,360
Vice Chairman of the Board of Directors and President and Chief Executive Officer of the	2010	516,923	78,000	-	-	-	13,756	608,679
Company and the Insurance Company	2009	457,692	-	-	-	-	11,306	468,998

P.B. (Pete) Pheffer	2011	360,500	-	-	44,281	126,175	22,112	553,068
Senior Vice President, Chief Financial Officer and Treasurer of	2010	195,192	61,250	-	-	-	75,807	332,249
the Company and the Insurance Company	2009	-	-	-	-	-	0	0

Mark Abrams	2011	378,216	-	-	44,281	55,595	13,155	491,247
Executive Vice President, Chief Investment Officer of the Company and the Insurance Company	2010	366,092	32,500	-	-	-	13,358	411,951
	2009	360,000	-	-	-	-	10,908	370,908

Duncan Szeto	2011	226,600	-	-	15,978	23,793	12,606	278,977
Vice President, Chief Actuary and Director of the Insurance Company	2010	220,000	18,000	-	-	-	11,868	249,868
	2009	210,000	-	-	-	-	8,151	218,151

Mitchell Anderson	2011	211,200	-	-	13,903	22,176	11,802	259,081
Senior Vice President, Chief Marketing Officer and Director of the Insurance Company	2010	204,500	18,000	-	-	-	11,005	233,505
	2009	183,805	38,287	-	-	-	7,366	229,458

(1) The amounts reported reflect the grant date fair value for stock options granted in the fiscal years ended December 31, 2011, 2010 and 2009, calculated in accordance with FASB ASC 718 without regard to the estimated forfeiture related to service-based vesting conditions. Assumptions used in the calculation of this amount are included in footnote 6 to the Company’s audited financial statements for the fiscal year ended December 31, 2011, included in the Company’s Form 10-K. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual amounts, if any, that will be recognized by the Named Executive Officers.

(2) With respect to fiscal 2011, each of Messrs. Abrams, Anderson, and Szeto received a cash annual incentive payment equal to approximately 70% of his respective targeted amount under the terms of the Annual Incentive Plan. Mr. Pheffer’s 2011 cash annual incentive payment was stipulated under his employment agreement dated June 12, 2010. Mr. Barnes received a cash annual incentive payment equal to approximately 65% of his targeted amount under the terms of the Annual Incentive Plan. The annual incentive payments were authorized by the Compensation Committee based on the attainment of the performance metrics established under the terms of the Annual Incentive Plan and in the case of individual performance criteria, the assessment by the Compensation Committee of the respective contributions of each of Messrs. Barnes, Abrams, Anderson and Szeto.

(3) “All Other Compensation” represents the Company’s payment of premiums with respect to term life insurance policies and Company contributions to the 401(k) plan for the Named Executive Officers.

(4) “Total Compensation” for the above Named Executive Officers includes base salaries, non-equity incentives and stock options measured at grant date fair value without regard to possible forfeitures. We do not maintain a pension plan or nonqualified deferred compensation plan.

Grants of Plan Based Awards in 2011

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)
Name	Grant Date	Plan (1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All other Option Awards: Number of Securities Underlying Options (#)	Base Price of Options Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($) (4)
Donald L. Barnes	1/1/2011	EAIP	30,128	160,680	273,156
	1/1/2011	LTI				5,550	11,100	11,100
	4/13/2011	LTI							22,200	10.00	92,130
P.B. (Pete) Pheffer	1/1/2011	EAIP	23,658	126,175	214,498
	1/1/2011	LTI				2,667	5,335	5,335
	4/13/2011	LTI							10,670	10.00	44,281
Mark Abrams	1/1/2011	EAIP	14,892	79,422	135,017
	1/1/2011	LTI				2,667	5,335	5,335
	4/13/2011	LTI							10,670	10.00	44,281
Duncan Szeto	1/1/2011	EAIP	6,373	33,990	57,783
	1/1/2011	LTI				962	1,925	1,925
	4/13/2011	LTI							3,850	10.00	15,978
Mitchell Anderson	1/1/2011	EAIP	5,940	31,680	53,856
	1/1/2011	LTI				837	1,675	1,675
	4/13/2011	LTI							3,350	10.00	13,903

(1) EAIP, (Executive Annual Incentive Plan), LTI, (Long Term Incentive Program).
(2) Represents the minimum payments the Named Executive Officer could earn for threshold, target and maximum attainment of the Financial Metric (ROAE) for 2011 as part of the Executive Annual Incentive Plan.
(3) Represents the number of restricted shares the Named Executive Officer could earn for threshold, target and maximum attainment in connection with the restricted share component of the 2011 Long Term Incentive Program.
(4) Reflects the aggregate grant date fair value of the equity award granted to the Named Executive Officer in Fiscal 2011 as determined in accordance with FASB ASC Topic 718 and is consistent with the estimate of the aggregate grant date compensation cost to be recognized over the service period. Refer to note 5B. of the financial statements for further detail.

Outstanding Equity Awards at Fiscal Year End

The following table discloses outstanding stock option awards that have been granted but remain unexercised or unvested.

			Stock Option Awards
Name	Option Grant Date		Number of Securities Underlying unexercised options (#) Exercisable	Number of Securities Underlying unexercised options (#) Unexercisable	Option exercise price ($)(1)	Option expiration date
Donald L. Barnes	9/5/2007	(2)	30,000	-	16.97	09/05/12
Vice Chairman of the Board of Directors and President and Chief Executive Officer of the	3/19/2008	(2)	26,250	8,750	16.67	03/19/13
Company and the Insurance Company	4/13/2011	(3)	-	22,200	10.00	4/13/21

P.B. (Pete) Pheffer
Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Insurance Company	4/13/2011	(3)	-	10,670	10.00	4/13/21

Mark Abrams	9/5/2007	(2)	25,000	-	16.97	09/05/12
Executive Vice President, Chief Investment Officer of	3/19/2008	(2)	22,500	7,500	16.67	03/19/13
the Company and the Insurance Company	4/13/2011	(3)	-	10,670	10.00	4/13/21

Duncan Szeto	7/30/07	(2)	2,000	-	16.27	07/30/12
Vice-President, Chief Actuary and Director of the Insurance	9/5/2007	(2)	500	-	16.97	09/05/12
Company	4/13/2011	(3)	-	3,850	10.00	4/13/21

Mitchell Anderson	9/5/2007	(2)	-	-	16.97	09/05/12
Senior Vice-President, Chief Marketing Officer and	3/19/2008	(2)	7,500	2,500	16.67	03/19/13
Director of the Insurance Company	4/13/2011	(3)	-	3,350	10.00	4/13/21

(1) Stock options to purchase common stock are granted at prices equal to the market value of the stock on the dates immediately preceding the dates to which the stock options were granted.
(2) Stock options generally vest 25% in each of the four years after the grant, provided that the Named Executive Officer is employed on the applicable vesting date.
(3) Stock options generally vest on the third anniversary of the grant date, provided that the Named Executive Officer is employed on the applicable vesting date.

Option Exercises and Stock Vested in 2011

No shares vested and no options were exercised by the Named Executive Officers in 2011.

Pension Benefits

None of our Named Executive Officers are covered by a pension plan or similar benefit plan that provides for payment or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our Named Executive Officers are covered by a deferred contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements and Letter Agreements

Employment Agreements with Messrs. Barnes and Abrams

On May 14, 2010, the Company and the Insurance Company entered into new employment agreements with Messrs. Barnes and Abrams. The employment agreements have a term commencing on March 1, 2010 and ending on December 31, 2012, provided that the agreements will automatically renew for an additional one-year period unless either party provides prior written notice of non-renewal on or prior to October 1, 2012. These new employment agreements provide, in general terms, for the following severance benefits: (i) if the executive’s employment is terminated because of disability, continued monthly base salary for two years less any disability payments, pro-rated awards under any annual incentive plan and accelerated vesting of unvested stock options and other equity awards; (ii) if the executive’s employment is terminated because of death, base salary until the date of death, pro-rated awards under any annual incentive plan and accelerated vesting of unvested stock options and other equity awards; and (iii) if the executive’s employment is terminated by the Insurance Company other than for “cause” or disability or by the executive for “good reason,” a lump sum payment equal to his monthly base salary for the number of months remaining until the end of the employment term (but not more than 18 months or less than 12 months), a pro-rated annual incentive award, certain additional employee benefits described below for two years pursuant to the terms of the applicable employee benefit plan, including continued health insurance coverage subject to compliance with Section 409A of the Code, and accelerated vesting of unvested stock options and other equity awards. If the executive’s employment is terminated by the Insurance Company other than for death, “cause” or disability or by the executive for “good reason” and such termination occurs within 24 months of a “change in control,” then the executive is entitled to receive the following severance benefits: (i) a lump sum payment equal to two times annual base salary; (ii) certain additional employee benefits described below in accordance with terms of the applicable plan or program; (iii) continued health insurance for the shorter of three years following termination or the period covered by the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA; and (iv) accelerated vesting of unvested stock options and other equity awards. Additional employee benefits that could be provided to the executive following a termination of employment under the terms of the applicable employee benefit plan are health and dental benefits (collectively, “Additional Benefits”).

The employment agreements also provide that in the event any payments and benefits payable pursuant to the employment agreement or otherwise in connection with a change in control would be subject to the golden parachute excise tax, such payments and benefits will be reduced to 299% of the “base amount” as defined in Section 280G(b)(3) of the Code.

Termination for “cause” generally means: (i) conviction of a felony (or entry of a plea of guilty or nolo contendere) involving acts of theft, fraud, embezzlement, dishonesty or moral turpitude; (ii) entry of a final order by a regulatory agency removing the executive from serving as an officer of the Insurance Company or permanently prohibiting him from participating in a material portion of the affairs of the Insurance Company; (iii) embezzlement or diversion of the Company’s or the Insurance Company’s funds or similar actions demonstrating untrustworthiness; or (iv) material neglect of duties or material misconduct that is not timely corrected. Termination for “good reason” generally means, any of the following events which are uncured after written notice: (i) any material diminution in the executive’s duties and/or authorities; (ii) any material diminution in the executive’s base salary; (iii) any material relocation of the executive’s officer from its current location; or (iv) a material breach of the employment agreement by the Insurance Company or the Company. “Change in control” generally means: (i) the replacement of a majority of the Company Board of Directors during any 12 month period by directors whose appointment or election is not endorsed by a majority of the Company’s Board of Directors before such appointment or election; (ii) the acquisition of more than 50% of the total fair market value of the stock of the Company or the Insurance Company; or (iii) the acquisition of assets from the Insurance Company that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of the Insurance Company’s assets.

During employment and for 12 months thereafter, the executives are subject to a non-solicitation covenant and a non-competition covenant. In addition to the severance payments and benefits payable on certain terminations described above, if the executive’s employment is terminated: (i) by the Insurance Company other than for disability or “cause,” (ii) by the executive for “good reason” or other than for “good reason” or (iii) by the Insurance Company other than for death, “cause” or disability or by the executive for “good reason” within 24 months of a “change in control,” the executive is entitled to 12 months of continued base salary if he complies with the restrictive covenants.

Employment Agreement with Mr. Pheffer

On June 12, 2010, the Company and the Insurance Company entered into a new employment agreement with P.B. (Pete) Pheffer reflecting his appointment as the Chief Financial Officer and Treasurer of the Company and the Insurance Company beginning on June 12, 2010. The employment agreement has a term commencing on June 12, 2010 and ending on December 31, 2012, provided that the agreement will automatically renew for an additional one-year period unless either party provides prior written notice of non-renewal on or prior to October 1, 2012. Mr. Pheffer is entitled to an annual base salary of $350,000, a minimum bonus each year equal to 35% of his base salary and reimbursement of relocation expenses up to $75,000. The agreement provides, in general terms, for the following severance benefits: (i) if Mr. Pheffer’s employment is terminated because of disability, continued monthly base salary for two years less any disability payments, pro-rated awards under any annual incentive plan and accelerated vesting of unvested stock options and other equity awards; (ii) if Mr. Pheffer’s employment is terminated because of death, base salary until the date of death, pro-rated awards under any annual incentive plan and accelerated vesting of unvested stock options and other equity awards; and (iii) if Mr. Pheffer’s employment is terminated by the Insurance Company other than for “cause” or disability or by him for “good reason,” a lump sum payment equal to his monthly base salary for the number of months remaining until the end of the employment term, a pro-rated annual incentive award, Additional Benefits pursuant to the terms of the applicable employee benefit plan, including continued health insurance coverage subject to compliance with Section 409A of the Code, and accelerated vesting of unvested stock options and other equity awards. If Mr. Pheffer’s employment is terminated by the Insurance Company other than for death, “cause” or disability or by him for “good reason” and such termination occurs within 24 months of a “change in control,” then Mr. Pheffer is entitled to receive the following severance benefits: (i) a lump sum payment equal to two times annual base salary; (ii) certain additional benefits described below in accordance with terms of the applicable plan or program; (iii) continued medical insurance for the shorter of three years following termination or the period covered by COBRA; and (iv) accelerated vesting of unvested stock options and other equity awards. The terms “cause,” “good reason” and “change in control” are generally defined the same as in Messrs. Barnes’s and Abrams’s new employment agreements.

The employment agreement also provides that in the event any payments and benefits payable pursuant to the employment agreement or otherwise in connection with a change in control would be subject to the golden parachute excise tax, such payments and benefits will be reduced to 299% of the “base amount” as defined in Section 280G(b)(3) of the Code.

During employment and for 12 months thereafter, Mr. Pheffer is subject to a non-solicitation covenant and a non-competition covenant. In addition to the severance payments and benefits payable on certain terminations described above, if Mr. Pheffer’s employment is terminated: (i) by the Insurance Company other than for disability or “cause,” (ii) by him for “good reason” or other than for “good reason” or (iii) by the Insurance Company other than for death, “cause” or disability or by him for “good reason” within 24 months of a “change in control,” Mr. Pheffer is entitled to 12 months of continued base salary if he complies with the restrictive covenants.

Letter Agreements with Messrs. Anderson and Szeto

On November 28, 2011, the Insurance Company entered into letter agreements with Messrs. Anderson and Szeto. The letter agreements provide for employment terms beginning on November 18, 2011 and ending on November 18, 2013, except that if a “change in control” occurs prior to November 18, 2013, the term will end on the first anniversary of such “change in control.” The letter agreements provide that if the executive’s employment is terminated by the Insurance Company other than for death, “cause”, disability, or, solely within the 12 month period following a “change in control” the executive resigns for “good reason,” then the executive will be entitled to continued monthly base salary for 12 months following the date of termination. In addition, if any such termination occurs within 12 months following a “change in control,” the executive will also be entitled to accelerated vesting of unvested stock options and other equity awards and, subject to the executive timely electing continued medical coverage under COBRA, monthly payments equal to the executive’s monthly COBRA premiums until the earliest of 12 months following termination, the date the executive obtains new employment that offers medical benefits, and the date the executive is no longer eligible for COBRA continuation coverage. The right to receive any of the foregoing severance payments and benefits will be subject to the executive executing a general release of claims in favor of the Company.

The letter agreements also provide that in the event any payments and benefits payable pursuant to the letter agreement or otherwise in connection with a change in control would be subject to the golden parachute excise tax, such payments and benefits will be reduced to 299% of the “base amount” as defined in Section 280G(b)(3) of the Code.

Termination for “cause” generally means: (i) any act of fraud, misrepresentation, malfeasance, embezzlement, misappropriation, material dishonesty or conversion; (ii) indictment for, conviction of, or entry of a plea of guilty or nolo contendere to, a felony or any crime involving moral turpitude; (iii) a material breach of the letter agreement or any material agreement between the Insurance Company and the executive, or any code of conduct or written policies or procedures; (iv) a material violation of any legal obligation owed to any of the Company, the Insurance Company and any of the Company’s affiliated companies and businesses; (v) continued refusal to substantially perform assigned duties; or (v) material misconduct or material neglect in the performance of duties. The terms “good reason” and “change in control” are generally defined the same as in employment agreements with Messrs. Barnes, Abrams and Pheffer.

The letter agreements provide that while employed and for 12 months thereafter, the executives are subject to non-solicitation and non-competition covenants. In addition, while employed and thereafter, the executives are subject to obligations of non-disclosure of confidential information, cooperation in the defense of any claims and non-disparagement.

The employment agreements for Messrs. Barnes, Abrams and Pheffer and letter agreements for Messrs. Anderson and Szeto are designed to comply with Section 280G and Section 409A of the Internal Revenue Code.

Potential Payments upon Termination or Change-in-Control

The tables below describe and estimate additional compensation and benefits that the Named Executive Officers would become entitled to pursuant to their respective employment agreements, letter agreements and/or other arrangements between the Company and/or the Insurance Company and each of them upon a termination of their employment in certain circumstances or in the event of a change in control, in each cased assuming such event had occurred on December 31, 2011. Because the Company’s fair value of its common stock was $9.99 (the closing price on December 30, 2011) at the end of fiscal 2011 and all of the Named Executive Officers’ outstanding and unvested stock options have exercise prices greater than $9.99, no value has been attributed to their stock option as of December 31, 2011. The estimated payments are not necessarily indicative of the actual amounts any of the Named Executive Officers would receive in such circumstances. The table excludes (i) compensation amounts accrued through December 31, 2011 that would be paid in the normal course of continued employment, such as accrued but unpaid salary, (ii) vested account balances under our 401(k) plan that are generally available to all employees and (iii) any post-employment benefit that is available to all employees and that does not discriminate in favor of the Named Executive Officers.

Executive	Cash Severance ($)		Restrictive Covenant Payments ($)(1)		Annual Incentive Payments ($)(2)(3)	Health Benefits ($)(4)		Acceleration Of Equity Awards ($)(5)	Total ($)
Termination other than for "cause" or, if applicable, by the executive for good reason, that is not in connection with a change in control(6)
Donald L. Barnes	535,600	(7)	535,600	(7)	104,442	25,988	(8)	0	1,201,630
P.B. (Pete) Pheffer	360,500	(7)	360,500	(7)	126,175	34,463	(8)	0	881,638
Mark Abrams	378,200	(7)	378,200	(7)	55,595	0	(9)	0	811,995
Mitchell Anderson	211,200	(7)	0		23,793	0		0	234,993
Duncan Szeto	226,600	(7)	0		22,176	0		0	248,776
Termination other than for "cause" or by the executive for "good reason" on or following a change in control(10)
Donald L. Barnes	1,071,200	(11)	535,600	(7)	104,442	38,982	(12)	0	1,750,224
P.B. (Pete) Pheffer	721,000	(11)	360,500	(7)	126,175	51,694	(12)	0	1,259,369
Mark Abrams	756,400	(11)	378,200	(7)	55,595	0	(9)	0	1,190,195
Mitchell Anderson	211,200	(7)	0		23,793	17,231	(13)	0	252,224
Duncan Szeto	226,600	(7)	0		22,176	0	(9)	0	248,776
Termination due to disability
Donald L. Barnes	803,400	(14)	0		104,442	0		0	907,842
P.B. (Pete) Pheffer	540,750	(14)	0		126,175	0		0	666,925
Mark Abrams	567,300	(14)	0		55,595	0		0	622,895
Mitchell Anderson	0		0		23,793	0		0	23,793
Duncan Szeto	0		0		22,176	0		0	22,176
Termination due to death
Donald L. Barnes	0		0		104,442	0		0	104,442
P.B. (Pete) Pheffer	0		0		126,175	0		0	126,175
Mark Abrams	0		0		55,595	0		0	55,595
Mitchell Anderson	0		0		23,793	0		0	23,793
Duncan Szeto	0		0		22,176	0		0	22,176
Termination by the executive without "good reason”
Donald L. Barnes	0		535,600	(7)	0	0		0	535,600
P.B. (Pete) Pheffer	0		360,500	(7)	0	0		0	360,500
Mark Abrams	0		378,200	(7)	0	0		0	378,200
Mitchell Anderson	0		0		0	0		0	0
Duncan Szeto	0		0		0	0		0	0
Termination for "cause"
Donald L. Barnes	0		0		0	0		0	0
P.B. (Pete) Pheffer	0		0		0	0		0	0
Mark Abrams	0		0		0	0		0	0
Mitchell Anderson	0		0		0	0		0	0
Duncan Szeto	0		0		0	0		0	0

(1) Under their respective employment agreements, Messrs. Barnes, Pheffer and Abrams are entitled to twelve months of continued base salary payments if they comply with their respective twelve month non-competition and non-solicitation obligations following a termination other than for “cause,” or by the executive with or without “good reason.”

(2) Under their respective employment agreements, Messrs. Barnes, Pheffer and Abrams are entitled to pro-rata annual incentive payments based on actual performance upon a termination other than for “cause”, due to death or disability, or by the executive for good reason. Upon a termination for “cause” or by the executive without “good reason,” the executive is not entitled to any annual incentive payment. The amounts reflected for annual incentives for Messrs Barnes, Pheffer and Abrams reflect the actual amounts paid to each respective executive for fiscal year 2011, since the hypothetical termination or change in control date occurs on the last day of the fiscal year for which the annual incentive is to be determined.

(3) For Messrs. Anderson and Szeto, under the Annual Incentive Plan, if the executive’s employment terminates during a fiscal year as a result of death, disability or retirement approved by the Compensation Committee, the executive, if warranted by performance, shall receive a partial incentive payment amount within 90 days following the close of the fiscal year in which the termination occurs. The amount of the annual incentive is determined under the appropriate provisions of the Executive Annual Incentive Plan. Participants whose employment is terminated for any other reason prior to the end of the fiscal year, including a termination for “cause,” have no right to receive any payment under the Annual Incentive Plan. For purposes of the tables above, Messrs. Anderson and Szeto are treated as having a right to receive 100% of their respective annual incentives for fiscal 2011 for a termination other than for “cause” or by the executive for “good reason” on December 31, 2011. The amounts reflected for annual incentives for Messrs Anderson and Szeto reflect the actual amounts paid to each respective executive for fiscal year 2011, since the hypothetical termination or change in control date occurs on the last day of the fiscal year for which the annual incentive is to be determined.

(4) Under their respective employment agreements, Messrs. Barnes, Pheffer and Abrams are entitled to a maximum of two years of continued health benefits following a termination other than for “cause” or by the executive for “good reason” not in connection with, or following, a change in control, and are entitled to a maximum of three years of continued health coverage if such termination occurs within two years following a change in control. Under their respective letter agreements, Messrs. Anderson and Szeto are entitled to a maximum of one year’s continued health benefits following a termination, within one year following a change in control, other than for “cause” or by the executive for “good reason.”

(5) Stock options were the only equity awards the Name Executive Officers had outstanding and unvested as of December 31, 2011. Because the closing market price of the Company’s common stock was $9.99 on the last business day of fiscal 2011 and all of the Name Executive Officer’s outstanding options have an exercise price above $9.99, no value was attributed to the stock options.

(6) Under their respective letter agreements, Messrs. Anderson and Szeto are not entitled to severance payments upon a termination by the executive for “good reason” that occurs prior to a change in control.

(7) Represents an amount equal to the executive’s annual base salary.

(8) Represents the Insurance Company’s payment for the cost of continuation of health benefits for two years following termination.

(9) The executive is entitled to continuation of health benefits under his applicable employment or letter agreement, but as of December 31, 2011, the executive was not enrolled in the Insurance Company’s medical benefit plan. Therefore, the executive is not entitled to any continued health benefits.

(10) Under their respective employment agreements, the change in control protection period that provides for additional severance benefits for Messrs. Barnes, Pheffer and Abrams is two years following a change in control. Under their respective letter agreements, the change in control protection period for Messrs. Anderson and Szeto that provides for additional severance benefits, including, without limitation, the right to severance upon a termination by the executive for good reason, is one year following a change in control.

(11) Represents an amount equal to two times the executive’s annual base salary.

(12) Represents the Insurance Company’s payment for the cost of continuation of health benefits for three years following termination.

(13) Represents the Insurance Company’s payment for the cost of continuation of health benefits for one year following termination.

(14) Represents an amount equal to two times the executive’s annual base salary less six months of base salary to which the executive would have been entitled under the Insurance Company’s disability plan.

Acceleration of Equity Awards.

In addition to rights for accelerated vesting of equity awards provided in the Name Executive Officers’ respective employment or letter agreements, the 2006 Stock Incentive Plan and the underlying award agreements provide for certain accelerated vesting terms.

For the stock options granted to the Name Executive Officers on September 5, 2007 and March 3, 2008 (as described further in the table “Outstanding Equity Awards at Fiscal Year End” on page 68 of this Form 10-K), the 2006 Stock Incentive Plan provides that the Company may accelerate vesting and exercisability of awards in such circumstances it deems appropriate, but the vesting of such stock options is not automatically accelerated on a change of control. The definition of “change in control” under the 2006 Stock Incentive Plan is generally defined as the same as in the Name Executive Officers’ employment and letter agreements.

For the stock options granted to the Named Executive Officers on April 13, 2011, the award agreements provide that such stock options shall vest immediately upon a termination due to death, disability or “retirement,” or on a change in control. Retirement is defined as a voluntary termination by the executive upon attaining the age of 65 or over or such earlier age as may be approved by the Compensation Committee.

Post-Termination Exercise of Vested Stock Options.

For the stock options granted to the Name Executive Officers on September 5, 2007 and March 3, 2008, the 2006 Stock Incentive Plan and award agreements provide that the vested stock options are generally exercisable three months after the Named Executive Officer’s termination of employment, except that on a termination for cause all stock options, vested and unvested, are canceled. However, if the Named Executive Officer’s employment is terminated due to disability, vested stock options will be generally be exercisable for 12 months following termination, or due to his death or retirement, vested stock options will generally be exercisable for 18 months following termination.

For the stock options granted to the Named Executive Officers on April 13, 2011, the award agreements generally provide that upon (i) a termination by the Company or Insurance Company for misconduct or misfeasance, or by the executive other for retirement, all stock options, vested or unvested, shall be canceled or (ii) a termination for any reason by the Company or Insurance Company other than for misconduct or misfeasance, retirement by the executive or a change in control, vested stock options will be exercisable for the lesser of five years and the stock option’s term.

Director Compensation

During 2011, directors of the Company (other than Mr. Barnes, our Vice Chairman, President and Chief Executive Officer) received an annual retainer of $35,000. In addition, directors received fees of $1,000 for each regular Board meeting attended in person, $1,500 for a special Board meeting attended in person, $1,500 for committee meetings attended that are held on dates separate from the Board meetings and $750 for each telephonic Board or committee meeting attended. The Chairman of the Audit Committee and Finance Committee received an additional annual retainer of $5,000 and the other members of the Audit and Finance Committees received an additional annual retainer of $1,500. Chairman of the Nominating and Governance and Compensation Committees received an additional annual retainer of $2,500.

The compensation of directors in 2011 is set forth on the following table:

	Fees Earned	All Other
	or Paid in Cash	Compensation
Name	($)	($)	Total ($)
Dominic D’Adamo (1)	$52,375	$49,625	$102,000
William DeMilt	$79,751		$79,751
Ross Levin	$49,750		$49,750
John McMahon	$101,168		$101,168
Lawrence Read	$76,376		$76,376
Lawrence Rivkin	$68,002		$68,002
Stanley Rubin	$71,251		$71,251
William Trust Jr.	$83,668		$83,668
Frank Shepard	$52,375		$52,375

(1) Mr. D'Adamo was paid an additional $49,625, for consulting services in 2011.

The Board of Directors approved an increase in the amount of the annual retainer payable to the Chairman of the Compensation Committee from $2,500 to $5,000 on April 13, 2011. In addition, on June 8, 2011, the Board of Directors approved a monthly payment of $10,000 to Mr. McMahon for his service as Non-Executive Chairman in lieu of all other amounts otherwise payable to Mr. McMahon during the period of such service, including annual retainers and committee meeting fees).

 Lastly, in 2012, to further align the Directors’ interest with our stockholders’ interests, the Committee adopted stock ownership guidelines for our Directors, requiring the Directors to own shares of our common stock equal to at least one year’s worth of the Director’s annual retainer within three years.  Beginning in 2012, $10,000 of the annual retainer payable to Directors will be paid as an equity award that will vest on the first anniversary following such grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 1, 2012 by (i) each person or group of affiliated persons known by the Company to be the beneficial owner of five percent or more of the Common Stock; (ii) each director and nominee for election as a director of the Company; (iii) each of the Company’s named executive officers; and (iv) all directors, nominees for election as director and executive officers of the Company as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Presidential Life Corporation, 69 Lydecker Street, Nyack, New York 10960.

Name and Address	Number of Shares of Common Stock Beneficially Owned (1)(2)	Percent of Common Stock Outstanding (1)(2)

Five % Stockholders

The Kurz Family Foundation, LTD (3)	5,410,981	18.30%

Herbert Kurz (4)(5)	2,534,284	8.57%

Dimensional Fund Advisors, Inc. (6)	2,510,482	8.49%

Arbiter Partners (7)	1,940,339	6.56%

BlackRock Global Investors (8)	1,746,012	5.90%

Directors and Executive Officers

Donald L. Barnes (9)	151,583	*

P.B. (Pete) Pheffer (10)	13,557	*

Mark Abrams (11)	60,702	*

Mitchell R. Anderson (12) (13)	13,722	*

Duncan Szeto (14)	3,783	*

Jay M. Matalon	—	—

Dominic F. D’Adamo	7,000	*

William A. DeMilt	3,678	*

Ross B. Levin (15)	11,000	*

John D. McMahon	13,000	*

Lawrence Read	5,522	*

Lawrence Rivkin (16)	82,205	*

Stanley Rubin	9,785	*

Frank A. Shepard	4,016	*

William M. Trust Jr.	15,897	*

All Directors and Executive Officers as a group (15 persons)	395,450	1.33%

* Less than one percent.

(1)	Certain of the shares shown in this table are shares as to which the persons named in this table have the right to acquire beneficial ownership, as specified in Rule 13d-3(d)(1) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

(2)	Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.

(3)	The address for The Kurz Family Foundation, LTD. (the “Kurz Family Foundation”) is 511 Gair Street, Piermont, NY 10968. Information as to holdings of the Kurz Family Foundation is based upon information provided by the Kurz Family Foundation and obtained by the Company through filings with the SEC.

(4)	The address for Mr. Kurz is 511 Gair Street, Piermont, NY 10968. Information as to holdings of Mr. Kurz is based upon information provided by Mr. Kurz and obtained by the Company through filings with the SEC.

(5)	Excludes 5,410,981 shares of Common Stock beneficially held by the Kurz Family Foundation, a charitable foundation of which Mr. Kurz is a director. Mr. Kurz disclaims beneficial ownership of the shares held by the Kurz Family Foundation. Information as to holdings of Mr. Kurz is based upon information provided by Mr. Kurz and obtained by the Company through filings with the SEC.

(6)	The address for Dimensional Fund Advisors, Inc. (“Dimensional”) is 1299 Ocean Avenue, Santa Monica, California 90401-1038. Information as to holdings of Dimensional is based upon information provided by Dimensional and obtained by the Company through filings with the SEC.

(7)	The address for Arbiter Partners (“Arbiter”) is 149 Fifth Avenue, 15th Floor, New York, NY 10010. Information as to holdings of Arbiter is based upon information provided by Arbiter and obtained by the Company through filings with the SEC.

(8)	The address for BlackRock Global Investors (“BlackRock”) is 400 Howard Street, San Francisco, CA 94105. Information as to holdings of BlackRock is based upon information provided by BlackRock and obtained by the Company through filings with the SEC.

(9)	Includes an aggregate of 87,933 shares of Common Stock held individually and held jointly with his spouse and 63,650 unexercised but vested stock options.

(10) Includes 3,557 unexercised, but vested, stock options.

(11)	Includes 51,057 unexercised, but vested, stock options.

(12)	Includes 11,117 unexercised, but vested, stock options.

(13)	Includes 2,605 shares beneficially held by Mr. Anderson’s wife.

(14)	Includes 3,783 unexercised, but vested, stock options.

(15)	Excludes 1,940,339 shares beneficially held by Arbiter, of which Mr. Levin is Director of Research. Mr. Levin disclaims beneficial ownership of the shares held by Arbiter. Also excludes 3,500 shares beneficially held by Mr. Levin’s mother. Mr. Levin disclaims beneficial ownership of the shares held by his mother.

(16)	Excludes 1,716 shares of Common Stock beneficially held by Mr. Rivkin’s wife. Mr. Rivkin disclaims beneficial ownership of the shares held by his wife.

Equity Compensation Plan Information

The following table shows certain information with respect to our equity compensation plans as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	304,040	$15.30	695,960
Equity compensation plans not approved by security holders	0	Not Applicable	0
Total	304,040	$15.30	695,960

(1) At December 31, 2011, equity compensation includes options granted pursuant to the Company’s 2006 Stock Incentive Plan, which was approved by the shareholders of the Company in May 2006 with an effective date of June 1, 2006.  The Company’s 2006 Stock Incentive Plan authorized the granting of awards in the form of non-qualified options or incentive stock options qualifying under Section 422A of the Internal Revenue Code as well as restricted stock.  The plan authorized the granting of equity compensation to purchase up to 1,000,000 shares of common stock of the Company to employees, directors and independent contractors of the Company.  Under the plan, all stock options granted must have an exercise price equal to the fair market value of the Corporation’s common stock on the date of grant.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Our related parties include our directors, executive officers and holders of more than five percent of the outstanding shares of our Common Stock. Set forth in this section is information concerning transactions with our related parties.

On an ongoing basis, the Board of Directors will consider all related party transactions (those transactions that are required to be disclosed in this Annual Report on Form 10-K by SEC Regulation S-K, Item 404 and under NASDAQ’s rules), if any, for potential conflicts of interest and will exclude conflicted / interested directors from such discussions. The Company’s Code of Conduct prohibits employees from engaging in either potential or actual conflicts of interest. Pursuant to the Company’s Corporate Governance Guidelines, the Company’s directors are obligated to comply with the Company’s Code of Conduct. During the year ended December 31, 2011, there were no related party transactions and no family relationships between any directors or executive officers.

Director Independence

The Board of Directors affirmatively determined that a majority of its directors (Messrs. DeMilt, Levin, McMahon, Read, Rivkin, Rubin, Shepard and Trust) are independent as defined by Rule 5605 of The NASDAQ Stock Market (“NASDAQ”) and Rule 10A-3 promulgated by the Securities and Exchange Commission (the “SEC”). Messrs. Barnes, our CEO, and D’Adamo, who served as an executive officer of the Company during the past three years, are not independent as defined by Rule 5605 of NASDAQ and Rule 10A-3 promulgated by the SEC.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by BDO for professional services rendered for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, and for the audit of our annual financial statements and internal controls for the year ended December 31, in each of 2011 and 2010 (including fees billed by BDO with respect to services rendered in connection with the restatements of previously issued financial statements for the years ended December 31, 2010 and 2009 and quarters ended March 31, 2010, June 30, 2010 and September 30, 2010) were $707,000 and $937,828, respectively. Audit related fees for the year ended December 31, 2011 and 2010 were $30,000 and $29,000, respectively.

Tax Fees

There were no fees billed for tax services by BDO in 2011 and 2010.

All Other Fees

We were also billed $3,850 and $0 for certain advisory services in connection with accounting research by BDO during 2011 and 2010, respectively. These amounts do not include any fees for financial information system design and implementation.

Audit Committee Pre-Approval Policies

Pursuant to the Audit Committee Charter, the Audit Committee approved the retention of BDO for the audit services in 2011. In addition, the Audit Committee reviewed and approved the proposed scope of services and fee arrangements between us and BDO for such year.

As early as practicable in each year, BDO provides to the Audit Committee (and the Audit Committee requests) a schedule of the audit and other services that they expect to provide or may provide during the year. The schedule will be specific as to the nature of the proposed services, the proposed fees, and other details that the Audit Committee may request. The Audit Committee will by resolution authorize or decline the proposed services. Upon approval, this schedule will serve as the budget for fees by specific activity or service for the year.

A schedule of additional services proposed to be provided by BDO or proposed revisions to services already approved, along with associated proposed fees, may be presented to the Audit Committee for their consideration and approval at any time. The schedule will be specific as to the nature of the proposed service, the proposed fee, and other details that the Audit Committee may request. The Audit Committee will by resolution authorize or decline authorization for each proposed new service.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee of our Board of Directors is composed of four independent directors, and operates under a written charter adopted by the Board of Directors in 2005. The Audit Committee is responsible for the general oversight of the audit process for our financial statements. In that role, the Audit Committee is responsible for the selection of our auditors and approval of their compensation, approval of the scope of audit and non-audit work to be performed by the auditors, confirmation of the independence of the auditors, review with the auditors of the adequacy of our internal controls, review with the auditors and management of our annual financial statements and review with management and the auditors of our periodic reports filed with the SEC.

Management is responsible for our internal controls, the financial reporting process and preparation of our consolidated financial statements. The independent auditors are responsible for performing an independent audit of our consolidated financial statements in accordance with generally accepted auditing standards and for issuing a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. It should be noted that the Committee members are not professionally engaged in the practice of accounting or auditing.

In this context, the Committee has met and held discussions with management and the independent auditors. Management represented to the Audit Committee that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee reviewed and discussed the consolidated financial statements with management and the independent auditors. The Audit Committee further discussed with independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61 (Communication with Audit Committees) as amended.

Our independent auditors also provided to the Audit Committee the written disclosures and letter required by PCAOB Rule 3526 (Independence Discussions with Audit Committees), and the Audit Committee discussed with the independent auditors that firm’s independence.

Based upon the Audit Committee’s discussions with management and the independent auditors and the Audit Committee’s review of the representations of management and the report and letter of the independent auditors provided to the Audit Committee, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE:

William A. DeMilt, Chairman

Lawrence Rivkin

Frank A. Shepard

William M. Trust, Jr.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Rider

Exhibit
Number	Description of Document

2.01	Certificate of Ownership and Merger, as filed with the Secretary of State of Delaware on July 27, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1993)

2.02	Certificate of Merger, as filed with the Secretary of State of State of New York on July 27, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1993)

3.01	Certificate of Incorporation of Presidential Life Corporation, a Delaware corporation (now the Corporation) (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

3.02	Certificate of Correction of the Certificate of Amendment to the Certificate of Incorporation of the Corporation, as filed with the Secretary of State of State of New York on June 29, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1993)

3.03	Certificate of Amendment of the Certificate of Incorporation of the Corporation, as filed with the Secretary of State of State of New York on June 8, 1993 (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1993)

3.04	Amended and Restated Bylaws of Presidential Life Corporation (filed as Exhibit 3.2 to the Company’s Form 8-K filed on November 9, 2009, and incorporated herein by reference).

3.05	Amended and Restated Bylaws of Presidential Life Corporation (filed as Exhibit 3.2 to the Company’s Form 8-K filed on August 20, 2010, and incorporated herein by reference).

3.06	Amended and Restated Bylaws of Presidential Life Corporation (filed as Exhibit 3.2 to the Company’s Form 8-K filed on May 27, 2011, and incorporated herein by reference).

10.01	Reinsurance Agreements, dated January 1, 1969, March 1, 1979 and November 15, 1980, in each case together with all amendments thereto, Between the Registrant and Life Reassurance Corporation of America (formerly known as General Reassurance Corporation) (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.02	Employment Agreement dated May 14, 2010 with effective date of March 1, 2010, by and between Presidential Life Insurance Company, Presidential Life Corporation and Donald L. Barnes (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 17, 2010, and incorporated herein by reference).

10.03	Employment Agreement dated June 12, 2010, by and between Presidential Life Insurance Company, Presidential Life Corporation and Paul B. Pheffer (filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2010, and incorporated herein by reference).
80

10.04	Reinsurance Agreements, dated September 25, 1969 and November 21, 1980, in each case together with all amendments thereto, by and between Presidential Life Insurance Company and Security Benefit Life Insurance Company (now known as Swiss Re Life & Health America) (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.05	Employment Agreement, dated May 14, 2010 with an effective date of March 1, 2010, by and between Presidential Life Insurance Company, Presidential Life Corporation and Mark Abrams (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 17, 2010, and incorporated herein by reference).

10.06	Form of Indemnification Agreement (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.07	Presidential Life Corporation 1984 Stock Option Plan (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

10.08	Presidential Life Corporation 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 28.1 to the Registration Statement on Form S-8 of the Corporation filed on July 16, 1996)

10.09	Presidential Life Corporation 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of the Corporation filed on June 16, 2006)

11.01	Statement Re Computation of Per Share Earnings is clearly determinable from the information contained in this Form 10-K

21.01	Subsidiaries of the Registrant (Incorporated by reference to the Annual Report on Form 10-K of the Corporation for the fiscal year ended December 31, 1992)

23.01	Consent of the Independent Registered Public Accounting Firms

31.01	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14

31.02	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14.

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2003

32.02	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL LIFE CORPORATION

By /s/ Donald L. Barnes
Donald L. Barnes
Chief Executive Officer

Date: March 14, 2012

82

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 14, 2012	/s/ Donald L. Barnes
Donald L. Barnes
Chief Executive Officer

Date: March 14, 2012	/s/ P. B. (Pete) Pheffer
P. B. (Pete) Pheffer
Chief Financial Officer

Date: March 14, 2012	/s/ Jay M. Matalon
Jay M. Matalon
Chief Accounting Officer

Date: March 14, 2012	/s/ Dominic F. D’Adamo
Dominic F. D’Adamo, Director

Date: March 14, 2012	/s/ William A. DeMilt
William A. DeMilt, Director

Date: March 14, 2012	/s/ Ross B. Levin
Ross B. Levin, Director

Date: March 14, 2012	/s/ John D. McMahon.
John D. McMahon, Director

Date: March 14, 2012	/s/ Lawrence Read
Lawrence Read, Director

Date: March 14, 2012	/s/ Lawrence Rivkin
Lawrence Rivkin, Director

Date: March 14, 2012	/s/ Stanley Rubin
Stanley Rubin, Director

Date: March 14, 2012	/s/ Frank A. Shepard
Frank A. Shepard, Director

Date: March 14, 2012	/s/ William M. Trust Jr.
William M. Trust Jr., Director

Consent of Independent Registered Public Accounting Firm

Presidential Life Corporation

Nyack, New York

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-63831) and Form S-8 (No. 333-08217) of Presidential Life Corporation of our report dated March 14, 2012, relating to the consolidated financial statements and financial statement schedules, and the effectiveness of Presidential Life Corporation’s internal control over financial reporting, which appears in this Form 10-K.

We also consent to the reference to us under the caption “Experts” on Forms S-3 and S-8.

/s/ BDO USA, LLP

New York, New York

March 14, 2012

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Income – Years Ended December 31, 2011, 2010 and 2009	F-4

Consolidated Statement of Shareholders’ Equity – Years Ended December 31, 2011, 2010 and 2009	F-5

Consolidated Statements of Cash Flows – Years Ended December 31, 2011, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7

Consolidated Financial Statement Schedules:

II Condensed Balance Sheets (Parent Company Only) as of December 31, 2011 and 2010	S-1

II Condensed Statements of Income (Parent Company Only) – Years Ended December 31, 2011, 2010 and 2009	S-2

II Condensed Statements of Cash Flows (Parent Company Only) – Years Ended December 31, 2011, 2010 and 2009	S-3

III Supplemental Insurance Information – Years Ended December 31, 2011, 2010 and 2009	S-4

IV Reinsurance – Years Ended December 31, 2011, 2010 and 2009	S-5

Certification for Chief Executive Officer
Certification for Treasurer or Chief Financial Officer

All schedules not included are omitted because they are either not applicable or because the information required therein is included in the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Presidential Life Corporation and Subsidiaries

Nyack, New York

We have audited the accompanying consolidated balance sheets of Presidential Life Corporation and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Presidential Life Corporation and Subsidiaries at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Presidential Life Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 14, 2012

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2011	2010
ASSETS:
Investments:
Fixed maturities:
Available for sale at market (Amortized cost of $3,206,884 and $3,209,803 respectively)	$3,520,755	$3,391,998
Common stocks (Cost of $748 and $472, respectively)	1,302	1,279
Derivative instruments, at fair value	3,358	9,402
Real estate	415	415
Policy loans	18,442	19,607
Short-term investments	61,233	107,958
Limited Partnerships	166,923	195,501
Total Investments	3,772,428	3,726,160

Cash and cash equivalents	47,110	5,924
Accrued investment income	47,289	42,757
Deferred policy acquisition costs	41,746	57,298
Furniture and equipment, net	1,065	376
Amounts due from reinsurers	19,116	16,644
Amounts due from investments transactions	23,880	49,005
Federal income taxes recoverable	-	2,627
Other assets	1,649	1,495
TOTAL ASSETS	$3,954,283	$3,902,286

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$2,323,364	$2,401,482
Annuity	634,397	663,456
Life and accident and health	83,855	81,081
Other policy liabilities	20,633	11,718
Total Policy Liabilities	3,062,249	3,157,737
Deposits on policies to be issued	490	1,166
General expenses and taxes accrued	2,521	1,573
Federal income taxes payable	1,411	-
Deferred federal income taxes, net	82,355	45,157
Amounts due for security transactions	268	-
Other liabilities	17,045	14,745
Total Liabilities	$3,166,339	$3,220,378

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized 100,000,000 shares outstanding, 29,574,697 and 29,574,697 shares, respectively)	296	296
Additional paid in capital	7,408	7,123
Accumulated other comprehensive gain	192,815	118,609
Retained earnings	587,425	555,880
Total Shareholders’ Equity	787,944	681,908
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,954,283	$3,902,286

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Years Ended December 31,
	2011	2010	2009
REVENUES:
Insurance Revenues:
Premiums	$19,584	$19,316	$16,134
Annuity considerations	9,636	51,198	39,427
Universal life and investment type policy fee income	3,519	2,090	2,150
Equity in earnings (losses) on limited partnerships	2,156	(5,450)	(66)
Net investment income	194,289	198,568	197,870
Net realized investment gains (losses):
Total Other-than-temporary impairment ("OTTI") losses	(11,769)	(1,392)	(30,681)
OTTI losses recognized in other comprehensive income	1,511	-	-
Net OTTI losses recognized in earnings	(10,258)	(1,392)	(30,681)
Net realized capital gains, excluding OTTI losses	45,585	28,302	19,790
Net realized investment gains (losses)	35,327	26,910	(10,891)
Other income	2,932	4,391	3,217
TOTAL REVENUES	267,443	297,023	247,841

BENEFITS AND EXPENSES:
Death and other life insurance benefits	19,947	19,463	15,384
Annuity benefits	83,498	81,743	79,610
Interest credited to policyholders' account balances	101,568	106,341	108,826
Interest expense on notes payable	-	-	754
Other interest and other charges	1,603	1,280	1,565
Increase (decrease) in liability for future policy benefits	(28,113)	20,811	9,172
Commissions to agents, net	4,340	7,156	10,677
Costs related to consent revocation solicitation and related matters	-	1,525	2,478
General expenses and taxes	22,468	18,584	17,315
Change in deferred policy acquisition costs	6,260	5,305	1,028
TOTAL BENEFITS AND EXPENSES	211,571	262,208	246,809

Income before income taxes	55,872	34,815	1,032

Provision (benefit) for income taxes:
Current	19,792	14,120	(5,444)
Deferred	(2,858)	(845)	1,580
	16,934	13,275	(3,864)

NET INCOME	$38,938	$21,540	$4,896

Earnings per common share, basic	$1.32	$0.73	$0.17
Earnings per common share, diluted	$1.32	$0.73	$0.17

Weighted average number of shares outstanding during the period, basic	29,574,697	29,574,697	29,574,558
Weighted average number of shares outstanding during the period, diluted	29,574,697	29,574,697	29,574,558

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands, except share data)

	Capital Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Year ended December 31, 2009

Balance at January 1, 2009	$296	$5,851	$544,233	$(132,230)	$418,150

Comprehensive Income:

Net Income			4,896		4,896
Net Unrealized Investment Gains				165,080	165,080
Comprehensive Gain					169,976

Issuance of Shares under Stock Option Plan		4			4
Share Based Compensation		784			784
Dividends paid to Shareholders			(7,395)		(7,395)

Balance at December 31, 2009	$296	$6,639	$541,734	$32,850	$581,519

Year ended December 31, 2010

Comprehensive Income:

Net Income			21,540		21,540
Net Unrealized Investment Gains				85,759	85,759
Comprehensive Gain					107,299

Share Based Compensation		484			484
Dividends paid to Shareholders			(7,394)		(7,394)

Balance at December 31, 2010	$296	$7,123	$555,880	$118,609	$681,908

Year ended December 31, 2011

Comprehensive Income:

Net Income			38,938		38,938
Net Unrealized Investment Gains				74,206	74,206
Comprehensive Income					113,144

Share Based Compensation		285			285
Dividends paid to Shareholders			(7,393)		(7,393)

Balance at December 31, 2011	$296	$7,408	$587,425	$192,815	$787,944

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$38,938	$21,540	$4,896
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	(2,858)	(845)	1,580
Depreciation and amortization	117	173	226
Stock option compensation	285	484	784
Amortization of fixed maturity discounts and premiums	(5,775)	(15,666)	(16,602)
Equity in (gains) losses on limited partnerships	(2,156)	5,450	66
Net realized (gains) losses	(45,585)	(28,302)	(19,790)
Total OTTI losses recognized in earnings	10,258	1,392	30,681
Changes in:
Accrued investment income	(4,532)	(1,476)	(295)
Deferred policy acquisition costs	6,260	5,305	1,028
Federal income tax recoverable	4,038	15,686	6,488
Liability for future policy benefits	(26,285)	22,279	10,490
Other items	6,298	(1,242)	(1,638)
Net Cash (Used in) Provided by Operating Activities	$(20,997)	$24,778	$17,914

INVESTING ACTIVITIES:
Fixed Maturities: Available for sale
Acquisitions	(385,672)	(432,144)	(286,927)
Sales	4,946	7,378	47,657
Maturities, calls and repayments	389,110	276,091	226,772
Common Stock:
Acquisitions	(7,458)	-	(4)
Sales	7,752	-	561
Derivative Investments Acquisitions	-	(9,975)	-
Decrease in short-term investments and policy loans	47,890	184,530	49,088
Limited partnership investments:
Contributions to limited partnerships	(19,998)	(32,134)	(28,999)
Distributions from limited partnerships	85,058	80,226	27,937
Amount due on security transactions	25,393	(49,005)	13,017
Net Cash Provided By Investing Activities	$147,021	$24,967	$49,102

FINANCING ACTIVITIES:
(Decrease) increase in policyholders’ account balances	(78,118)	(43,502)	15,349
Issuance of common stock	-	-	4
Bank overdrafts	1,349	(949)	(2,478)
Deposits on policies to be issued	(676)	(739)	(1,054)
Retirement of Senior Notes	-	-	(66,500)
Dividends paid to shareholders	(7,393)	(7,394)	(7,394)
Net Cash Used In Financing Activities	$(84,838)	$(52,584)	$(62,073)

Increase (decrease) in Cash and Cash Equivalents	41,186	(2,839)	4,943
Cash and Cash Equivalents at Beginning of Period	5,924	8,763	3,820

Cash and Cash Equivalents at End of Period	$47,110	$5,924	$8,763

Supplemental Cash Flow Disclosure:
Income Taxes Paid	$19,984	$14,885	$1,041
Interest Paid	$-	$-	$2,618

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Business

Presidential Life Corporation (the “Company”), through its wholly owned subsidiary Presidential Life Insurance Company (“the Insurance Company”), is engaged in the sale of annuity contracts, life insurance and accident and health insurance. We are a Delaware corporation founded in 1965. We are licensed to market our products in all 50 states and the District of Columbia. Unless the context otherwise requires, the “Company,” “we,” “us,” “our” and similar references shall mean Presidential Life Corporation and the Insurance Company, collectively. The Insurance Company has assets of approximately $3.9 billion and shareholders’ equity of $739 million as of December 31, 2011 and is licensed in all 50 states and the District of Columbia.

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

The Company manages and reports the business as a single segment in accordance with Financial Accounting Standards Board (“FASB”) guidance, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Substantially all of the Company’s 2011 premiums and deposits received from policyholders is divided between annuities (approximately 67%), life insurance (approximately 23%), and accident and health insurance (approximately 10%). The nature of these product lines is sufficiently similar to permit their aggregation as a single reporting segment.

Approximately 69% of the Company’s life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products. Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both can be surrendered before maturity with surrender charges in the early years and, both are classified within policyholder account balances in the balance sheet. Moreover, the two products generate similar returns to the Company and carry similar risks of early surrender by the product holder. Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility, with overlapping administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as both Insurance Company and its independent agents sell these products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

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

Where consolidation is not appropriate, the Company applies the equity method of accounting consistent with FASB Accounting Standards Codification (“ASC”) 323, Investments – Equity Method and Joint Ventures, to limited partnerships in which the Company holds either (a) a five percent or greater interest or (b) less than a five percent interest, but with respect to which partnership the Company has more than virtually no influence over the operating or financial policies of the limited partnership. The Company considers certain qualitative factors in assessing whether it has more than virtually no influence for partnership interests of less than five percent. The Company records realized and unrealized earnings (or losses) of the limited partnerships accounted for under the equity method in net income each period and classifies such income in one line, equity in earnings (losses) on limited partnerships. Generally, the Company records its share of its earnings using a three month lag.

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

For limited partnerships as well as common stock investments reported at fair value, if the Company concludes that an other than temporary impairment has occurred, the unrealized loss at the time of write-down becomes realized as a result of reducing the cost-basis of the investment and reporting a corresponding charge to realized gain (loss) in the Consolidated Statements of Income. With respect to limited partnerships, the Company bases its review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the investment as well as the cause of the decline, our ability and intent to hold for the remaining duration of the fund to allow for a sufficient period of time for recovery in value, correspondence from managers regarding investment strategies and credit considerations of individual asset holdings, our review of the underlying assets holdings within the limited partnership, and the financial condition and near-term prospects of the underlying assets and their industries taking into consideration the economic prospects of the industry and geographical location. The timing of OTTI recognition on limited partnerships can also be affected by the changing status of a limited partnership position whereby the nature of remaining unrealized gains and losses within the investment portfolio of a limited partnership are apt to change after each distribution, particularly large distributions often made near the close date of the fund.

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

The Company’s investments in real estate include two buildings in Nyack, New York, which are occupied entirely by the Company. The investments are carried at cost less accumulated depreciation. Accumulated depreciation amounted to $206,800 and $206,800 at December 31, 2011 and 2010, respectively. Both buildings are fully depreciated and have no depreciation expense for the years ended December 31, 2011, 2010 and 2009. The carrying value of real estate in the balance sheet relates to the original cost of land owned in Nyack, NY.

E.	Furniture and Equipment

Furniture and equipment is carried at cost and depreciated on a straight-line basis over a period of five to ten years except for automobiles, which are depreciated over a period of three years. Accumulated depreciation amounted to $1,942,000 and $1,825,000 at December 31, 2011 and 2010, respectively, and related depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $117,200, $150,700 and $126,800, respectively.

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

Premiums from universal life and investment-type contracts are not reflected as revenues but are reported as deposits to policyholders’ account balances. Revenues from these contracts consist of amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration fees and surrender charges and are classified in universal life and investment-type product policy fee income in the Consolidated Statements of Income. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances and interest credited to policyholders’ account balances.

For the years ended December 31, 2011, 2010, and 2009, approximately 47.9%, 36.3% and 51.4%, respectively, of premiums from traditional life, annuity, universal life and investment-type contracts received by the Company were attributable to sales to annuitants and policyholders residing in the State of New York.

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

Unamortized deferred policy acquisition costs for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

	For the Years Ended December 31,
(in thousands)	2011	2010	2009
Balance at the beginning of the year	$57,298	$78,065	$125,564
Add: Current year's costs deferred	6,831	7,583	11,315
Less amortization for the year	12,192	11,855	11,594
Total	51,937	73,793	125,285
Change in amortization related to unrealized gain in investments	(10,191)	(16,495)	(47,220)
Balance at the end of the year	$41,746	$57,298	$78,065

H.	Future Policy Benefits

Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency is based on anticipated experience. Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contract holders’ fund balances and after annuitization are equal to present value of expected future payments. The average interest rates used in establishing liabilities for life insurance were 5.28%, 5.28%, and 5.33% for 2011, 2010, and 2009 respectively; and the average interest rates used in establishing liabilities for annuities were 7.11%, 7.23%, and 7.37% 2011, 2010, and 2009 respectively.

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

These account balances are summarized as follows:

	2011	2010
	(in thousands)
Account balances at beginning of year	$2,401,482	$2,444,984
Additions to account balances	164,742	197,586
Deductions from account balances	242,860	241,088
Account balances at end of year	$2,323,364	$2,401,482

The average interest rates credited to account balances were 4.39%, 4.49%, and 4.57% for 2011, 2010 and 2009, respectively.

K.	Federal Income Taxes

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

Basic earnings per share (“EPS”) are computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The weighted average numbers of common shares used to compute diluted EPS for the years ended December 31, 2011, 2010 and 2009 were 29,574,697, 29,574,697 and 29,574,558 respectively. The dilution from the potential exercise of stock options outstanding did not reduce EPS in 2011 as they were anti-dilutive.

M.	Reclassifications

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from the change in presentation.

N.	New Accounting Pronouncements

Deferred Acquisition Costs

In October 2010, the FASB issued authoritative guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Further, the guidance clarifies that an entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits, and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. The updated guidance is effective on either a retrospective or prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period. The Company adopted the new guidance on a prospective basis effective January 1, 2012 and accordingly, the adoption had no effect on the Company’s financial position or cash flows. With respect to operating results, and excluding the effect of future increases in acquisition costs, the Company estimates pre-tax income will be reduced by approximately $1 million per annum due to a lower level of costs qualifying for deferral. This amount will be partially offset by a lower level of amortization of Deferred Policy Acquisition Costs, although such offsetting amounts will be immaterial in the foreseeable future.

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

Fair Value Measurements

In May 2011, the FASB issued updated guidance clarifying fair value measurement and disclosure requirements. It is intended to bring consistency to the fair value measurement and disclosure requirements of United States GAAP and International Accounting Standards. This new guidance is effective for interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. In the period of adoption the Company will be required to disclose a change, if any, in valuation technique and related inputs resulting from the application of the amendments. The Company expects this guidance to have an impact on its financial statement disclosures but limited, if any, impact on the Company’s financial position or results of operations.

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

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued an Accounting Standards Update (the “Update”) requiring an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The disclosure requirements apply to financial instruments and derivative instruments that are either offset in accordance with ASC Section 210-20-45 or Section 815-10-45, or subject to an enforceable master netting arrangement or similar agreement. The Update requires entities to disclose in tabular format certain quantitative information separately for assets and liabilities, including but not limited to: gross amounts of those recognized assets and liabilities; amounts offset to determine the net amounts presented in the statement of financial position; net amounts presented in the statement of financial position; and amounts subject to an enforceable master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We expect this guidance to affect financial statement disclosures but it will not have an impact on our consolidated results of operations and financial condition.

2.	INVESTMENTS

A.	General

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity.

The following tables provide information relating to fixed maturities and common stocks held by the Company:

Available for Sale investments at December 31, 2011:

		Gross Unrealized
Type of Investment	Cost or Amortized Cost	Gains	Losses	Market Value

Fixed Maturities:
Bonds and Notes:
United State government and government agencies and authorities	$42,735	$2,804	$(216)	$45,323

States, municipalities and political subdivisions	329,759	41,912	(66)	371,605
Public Utilities	434,360	51,771	(311)	485,820

Commercial Mortgage Backed Securities	115,758	7,303	(590)	122,471
All other corporate bonds	2,197,820	232,989	(17,567)	2,413,242
Preferred stocks, primarily corporate	86,452	3,095	(7,253)	82,294
Total Fixed Maturities	$3,206,884	$339,874	$(26,003)	$3,520,755
Common Stocks:
Industrial, miscellaneous and all other	748	654	(100)	1,302
Total Common Stocks	$748	$654	$(100)	$1,302

Available for Sale investments at December 31, 2010:

		Gross Unrealized
Type of Investment	Cost or Amortized Cost	Gains	Losses	Market Value

Fixed Maturities:
Bonds and Notes:
United State government and government agencies and authorities	$161,757	$6,019	$(239)	$167,537

States, municipalities and political subdivisions	285,847	7,442	(4,551)	288,738
Public Utilities	442,519	35,590	(3,791)	474,318

Commercial Mortgage Backed Securities	147,867	11,138	(456)	158,549
All other corporate bonds	2,068,050	160,152	(28,216)	2,199,986
Preferred stocks, primarily corporate	103,763	5,910	(6,803)	102,870
Total Fixed Maturities	$3,209,803	$226,251	$(44,056)	$3,391,998
Common Stocks:
Industrial, miscellaneous and all other	472	807	-	1,279
Total Common Stocks	$472	$807	$-	$1,279

The estimated fair value of fixed maturities available for sale at December 31, 2011, by contractual maturity, is as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Market Value
	(in thousands)

Due in one year or less	$146,238	$149,854
Due after one year through five years	701,456	749,848
Due after five years through ten years	979,592	1,092,366
Due after ten years	1,177,388	1,323,922
Total debt securities	3,004,674	3,315,990
Mortgage-backed bonds	115,758	122,471
Preferred stocks	86,452	82,294

Total	$3,206,884	$3,520,755

The following information summarizes the components of net investment income:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Fixed maturities	$194,770	$198,817	$196,438
Common stocks	373	1,331	1,118
Short term investments	235	359	799
Other investment income	3,352	2,428	2,516
	198,730	202,935	200,871

Less: investment expenses	4,441	4,367	3,001

Net investment income	$194,289	$198,568	$197,870

As of December 31, 2011, 2010 and 2009 there were four fixed maturity investments with a carrying value of $0.5 million, six fixed maturity investments with a carrying value of $0.5 million and nine fixed maturity investments with a carrying value of $1.5 million, respectively, in the accompanying balance sheet in default and were therefore non-income producing. The Company has recorded an OTTI charge on these investments.

The following table presents fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
Description of securities
US Treasury obligations and direct obligations of US government agencies	$-	$-	$1,777	$216	$1,777	$216
States, municipalities and political subdivision	2,480	20	4,246	46	6,726	66
Public utilities	410	114	3,892	197	4,302	311
Mortgage backed securities	6,517	229	5,084	361	11,601	590
Corporate bonds	138,819	5,664	94,929	11,903	233,748	17,567
Preferred stocks	3,659	493	30,433	6,760	34,092	7,253
Total temporarily impaired fixed maturities securities	$151,885	$6,520	$140,361	$19,483	$292,246	$26,003
Common stock	-	100	-	-	-	100
Total temporarily impaired securities	$151,885	$6,620	$140,361	$19,483	$292,246	$26,103

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

The following two tables present the gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost and the number of issuers with total gross unrealized losses in excess of 12 months for fixed maturities and common stock at December 31, 2011:

	Gross Unrealized Losses	% of Total	# of Issuers	% of Market/Book	Unrealized Loss
	(In thousands)				(In thousands)
			20	90%-99%	$3,951
			13	80%-89%	6,075
Less than twelve months	$6,520	25.1%	6	70%-79%	1,788
Twelve months or more	19,483	74.9%	6	60%-69%	7,668
Total	$26,003	100%	-	50%-59%	-
			1	0%-49%	1
			46		$19,483

As of December 31, 2011, we had 149 securities in a net unrealized loss position. Of this total, 131 are bonds, 17 are preferred stocks and 1 is common stock.

The following two tables present the gross unrealized losses for fixed maturities where the estimated fair value had declined and remained below amortized cost and the number of issuers with total gross unrealized losses in excess of 12 months for fixed maturities and common stock at December 31, 2010:

	Gross Unrealized Losses	% of Total	# of Issuers	% of Market/Book	Unrealized Loss
	(In thousands)				(In thousands)
			36	90%-99%	$6,231
			24	80%-89%	14,212
Less than twelve months	$14,081	32%	6	70%-79%	2,588
Twelve months or more	29,975	68%	2	60%-69%	3,799
Total	$44,056	100%	1	50%-59%	3,144
			1	0%-49%	1
			70		$29,975

As of December 31, 2010, we had 220 securities in a net unrealized loss position. Of this total, 198 are bonds and 22 are preferred stocks.

Net Realized Investment Gains (Losses):

	Year Ended December 31,
(in thousands)	2011	2010	2009

Fixed maturities	$5,450	$3,092	$4,760
Common stocks	219	-	248
Limited partnerships	45,960	26,173	14,899
Derivatives	(6,044)	(963)	(117)
Net realized investment gains (losses), excluding OTTI losses	$45,585	$28,302	$19,790
Total OTTI losses recognized in earnings	$(10,258)	$(1,392)	$(30,681)
Net realized investment gains (losses), including OTTI losses	$35,327	$26,910	$(10,891)

The tables below indicate the gross and net realized gains and losses and other than temporary impairment charges for the years ended December 31, 2011, 2010 and 2009.

(Amounts in Thousands)
Year Ended December 31, 2011	Gross Gains	Gross Losses	Net Gains/(Losses)
Fixed maturity securities	8,082	(2,631)	5,451
Equity securities	219	-	219
Limited partnerships	46,437	(477)	45,960
Derivatives	-	(6,044)	(6,044)
Write-down of Limited partnerships	-	(4,850)	(4,850)
Write-down of fixed maturity securities	-	(5,408)	(5,408)
Write-down of equity securities	-	(1)	(1)
	$54,738	$(19,411)	$35,327

(Amounts in Thousands)
Year Ended December 31, 2010	Gross Gains	Gross Losses	Net Gains/(Losses)
Fixed maturity securities	3,569	(477)	3,092
Limited partnerships	47,230	(21,057)	26,173
Derivatives	-	(963)	(963)
Write-down of fixed maturity securities	-	(1,388)	(1,388)
Write-down of equity securities	-	(4)	(4)
	$50,799	$(23,889)	$26,910

(Amounts in Thousands)
Year Ended December 31, 2009	Gross Gains	Gross Losses	Net Gains/(Losses)
Fixed maturity securities	9,253	(4,493)	4,760
Equity securities	248	-	248
Limited partnerships	23,408	(8,509)	14,899
Derivatives	-	(117)	(117)
Write-down of Limited partnerships	-	(22,840)	(22,840)
Write-down of fixed maturity securities	-	(7,524)	(7,524)
Write-down of equity securities	-	(317)	(317)
	$32,909	$(43,800)	$(10,891)

Net Unrealized Investment Gains:

	Year Ended December 31,
(in thousands)	2011	2010	2009

Fixed maturities	$313,872	$182,196	$43,264
Common stocks	554	807	1,472
Limited partnerships	15,994	22,778	13,060
Unrealized investment gains	$330,420	$205,781	$57,796
Amortization (benefit) of deferred acquisition costs	$(33,781)	$(23,590)	$(7,095)
Deferred federal income tax expense	$(103,824)	$(63,582)	$(17,851)
Net Unrealized investment gains	$192,815	$118,609	$32,850
Change in net unrealized investment gains	$74,206	$85,759	$165,080

The change in unrealized investment gains (losses), as presented below, resulted primarily from changes in interest rates and other general economic conditions, which directly influenced investment security markets. These changes were also impacted by write-downs of investments for declines in market values deemed to be temporary.

		Tax
	Pre Tax	(Expense)/	After-Tax
	Amount	Benefit	Amount
	(in thousands)
For the year ended December 31, 2011:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during period	$159,966	$(56,173)	$103,793
Plus: reclassification adjustment for net gains realized in net income	(35,327)	12,364	(22,963)
Change related to deferred policy acquisition costs	(10,191)	3,567	(6,624)
Net unrealized investment gains	$114,448	$(40,242)	$74,206

For the year ended December 31, 2010:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during period	$174,895	$(60,923)	$113,972
Plus: reclassification adjustment for net gains realized in net income	(26,910)	9,419	(17,491)
Change related to deferred policy acquisition costs	(16,495)	5,773	(10,722)
Net unrealized investment gains	$131,490	$(45,731)	$85,759

For the year ended December 31, 2009:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during period	$290,494	$(101,800)	$188,694
Plus: reclassification adjustment for net losses realized in net income	10,891	(3,812)	7,079
Change related to deferred policy acquisition costs	(47,220)	16,527	(30,693)
Net unrealized investment gains	$254,165	$(89,085)	$165,080

Proceeds from sales and maturities of fixed maturities during 2011, 2010 and 2009 were $394.1 million, $283.5 million and $274.4 million, respectively. During 2011, 2010 and 2009, respectively, gross gains of $8.1 million, $3.6 million and $9.3 million and gross losses of $2.6 million, $0.5 million and $4.5 million were realized on those sales.

There were no investments owned in any one issuer that aggregate 10% or more of shareholders’ equity as of December 31, 2011.

At December 31, 2011, the Company held the following bonds that have third party guarantees:

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

As of December 31, 2011 and 2010, securities with a carrying value of approximately $7.7 million and $7.0 million, respectively, were on deposit with various state insurance departments to comply with applicable insurance laws.

Limited Partnerships:

The carrying values of limited partnership interests were $166.9 million and $195.5 million at December 31, 2011 and 2010, respectively. Included within limited partnership interests were $155.3 million and $184.2 million, at December 31, 2011 and 2010, respectively, of investments in limited partnerships accounted for under the fair value method. The remainders of the limited partnership interests were $11.7 million and $11.3 million, at December 31, 2011 and 2010, respectively, which were accounted for under the equity method.

The following table presents the carrying value of the limited partnership investments.

($ in thousands)	December 31, 2011	December 31, 2010

Debt/Collateralized bond obligations	$722	$3,403
Hedge Related Funds	7,778	40,382
Infrastructure	22,609	20,889
Leveraged buy-out/Merchant	37,074	39,968
Mezzanine and Senior Debt	1,540	1,345
Oil and Gas	23,823	17,083
Real Estate	30,227	25,399
Restructuring	39,484	42,652
Equity Funds	3,666	4,380
	$166,923	$195,501

The cost bases of the investments in limited partnerships were approximately $159.5 and $181.2 million at December 31, 2011 and December 31, 2010, respectively. At December 31, 2011 and 2010, the net unrealized gains on limited partnerships were $16.0 million and $22.8 million, respectively, all of which related to limited partnerships accounted for under the fair value method. The cost and carrying values of the limited partnerships accounted for under the fair value method were $139.3 million and $155.3 million at December 31, 2011 and $161.4 million and $184.2 million at December 31, 2010, respectively.

The following table presents the investment activity in the limited partnership investments.

	Equity Method Partnerships	Fair Value Partnerships	Total
($ in thousands)

Twelve Months Ended December 31, 2011
Contributions	$3,722	$16,276	$19,998
Equity in earnings (loss) on partnerships	2,156	-	2,156
Distributions:
Return of capital	(5,482)	(33,616)	(39,098)
Return on capital	-	(45,960)	(45,960)
Increase in unrealized gains (losses) reflected in other comprehensive income	-	34,326	34,326
Increase (decrease) in limited partnerships	396	(28,974)	(28,578)
Limited partnerships, beginning of period	11,255	184,246	195,501
Limited partnerships, end of period	$11,651	$155,272	$166,923

Twelve Months Ended December 31, 2010
Contributions	$1,579	$30,555	$32,134
Equity in earnings (loss) on partnerships	(5,450)	-	(5,450)
Distributions:
Return of capital	(7,175)	(46,878)	(54,053)
Return on capital	-	(26,173)	(26,173)
Increase in unrealized gains (losses) reflected in other comprehensive income	-	36,336	36,336
Decrease in limited partnerships	(11,046)	(6,160)	(17,206)
Limited partnerships, beginning of period	22,301	190,406	212,707
Limited partnerships, end of period	$11,255	$184,246	$195,501

As of December 31, 2011, limited partnerships with a carrying value of $39.8 million and a gross unrealized loss of $4.8 million, have been in an unrealized loss position for under twelve months. Limited partnerships with a carrying value of $51 thousand and a gross unrealized loss of $6.7 thousand have been in an unrealized loss position for over twelve months.

As of December 31, 2011, the Company was committed to contribute, if called upon, an aggregate of approximately $41.7 million of additional capital to certain of these limited partnerships. Commitments of $40.6 million and $1.1 million will expire in 2012 and 2013, respectively. The commitment expirations are estimates based upon the commitment periods of each of the partnerships. Certain partnerships provide, however, that in the event capital from the investments is returned to the limited partners prior to the end of the commitment period (generally 3-5 years) the capital may be recalled.

Dividends, or distributions, including earnings plus return of capital, paid by the limited partnerships that are accounted for under the equity method totalled approximately $5.5 million and $7.2 million in fiscal years 2011 and 2010, respectively.

During 2011 the Company liquidated two hedge fund investments at market value except for approximately $4.2 million of private special investments held by one of the liquidated funds. As of December 31, 2011, the Company is invested in five hedge funds with a remaining book value of $7.8 million. The Company’s remaining investments in these hedge funds are either private special investments which are subject to liquidation at a date to be determined by the fund or investments located at the prime brokerage unit of Lehman Brothers International (Europe) (“LBIE”), located in the United Kingdom. Since September 2008, when Lehman Brothers filed for bankruptcy, the assets were frozen and the claims to such assets are subject to the resolution of the bankruptcy proceedings. Due to the complexities surrounding the LBIE proceedings, the Company concluded that this investment was other than temporarily impaired and had recorded cumulative write-downs of approximately $7.1 million since the Company cannot forecast with any certainty when it will be resolved.

Variable Interest Entities

The following table presents the total assets and maximum exposure to loss relating to variable interest entities for which the Company has concluded that (i) it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements at December 31, 2011 and December 31, 2010, and (ii) it holds significant variable interests but it is not the primary beneficiary and which have not been consolidated. These VIE’s represent approximately 57 different limited partnerships which principally are engaged in real estate, international opportunities, acquisitions of private growth companies, debt restructurings and merchant banking. When evaluating whether we are the primary beneficiary of a VIE and must therefore consolidate the entity, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. The Company, in most instances, has an ownership interest of 1% to 3%. These obligations consist solely to fund committed dollars and no additional funding is required. The general partner is responsible for management and operations.

	December 31, 2011
	PRIMARY BENEFICIARY			NOT PRIMARY BENEFICIARY
	(in thousands)
	Total Assets	Maximum Exposure to Loss	Recognized Liability	Total Assets (1)	Maximum Exposure to Loss (2)

Limited Partnerships	-	-	-	166,923	159,549

	December 31, 2010
	PRIMARY BENEFICIARY			NOT PRIMARY BENEFICIARY
	(in thousands)
	Total Assets	Maximum Exposure to Loss	Recognized Liability	Total Assets (1)	Maximum Exposure to Loss (2)

Limited Partnerships	-	-	-	195,501	181,161

(1)     Market value at year-end

(2)     Cost at year-end

The Company’s maximum exposure to loss represents the maximum loss amount the company could recognize as a reduction in net investment income. The maximum exposure to loss is based upon the cost basis of the limited partnerships. The difference between the carrying value and the maximum exposure to loss is the unrealized gain or loss. The Company has unfunded commitments to these variable interest entities in the amount of $41.7 million.

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

As an element of its asset liability management strategy, the Company has utilized protections against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as payor swaptions.  Swaptions are options to enter into an interest rate swap arrangement with a counter party at a specified future date.  At expiration, the counter party would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The total notional amount of the three payor swaptions at December 31, 2011 and 2010 was $221.5 million.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates.  With the Swaptions, the Company should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

The Company has determined that the Payor Swaptions do not qualify as a hedge. These investments are classified on the balance sheet as “Derivative Instruments”. The value of the Payor Swaptions is recognized at “fair value” (market value), with any change in fair value reflected in the income statement as a realized gain or loss. The market value of the Payor Swaptions totaled $3,357,802 and $9,401,833 at December 31, 2011 and 2010, respectively.

3.	FAIR VALUE MEASUREMENTS

A.	Fair Value Measurements

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

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. The Company will challenge any prices for its investments which are not considered to represent fair value. If a fair value is challenged, the Company will typically obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought. At December 31, 2011, the Company has not adjusted any pricing provided by pricing service based on the review performed by our investment managers.

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

The following section describes the valuation methods used by the Company for each type of financial instrument it holds that is carried at fair value:

Fixed Maturities

The Company utilizes an independent third party pricing service to estimate fair value measurements for approximately 98.9% of its fixed maturities.  The majority of the remaining fair value measurements are based on non-binding broker prices because either quoted market prices or an estimate from the pricing services are unavailable. The broker prices are based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. In general, the Company utilizes one third party pricing service to obtain the market price of each security and utilizes a secondary pricing service to the extent needed. The Company performs an analysis on the prices received from third party security pricing services and independent brokers to ensure that the prices represent a reasonable estimate of the fair value. The Company validates the valuations from its primary pricing source through a variety of procedures that include but are not limited to comparison to additional independent third-party pricing services or brokers, where possible, a review of third party pricing service methodologies, and comparison of prices to actual trades for specific securities where observable data exists. The Company makes no adjustments to the quoted prices. The pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications and models which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  The price developed is an “evaluated price”, representing a “bid”-side valuation for the security as of 3:00 PM on the closing date of the quarterly financial statements. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios for issues that have early redemption features.

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

Limited partnerships

The Company initially estimates the fair value of investments in certain limited partnerships by reference to the transaction price. Subsequently, the Company generally obtains the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are generally audited annually. Fair value is the carrying value of limited partnerships and is based on the Company’s proportionate share of a limited partnership’s net asset value based on statements prepared three month’s prior to the Company’s balance sheet date. The Company considers observable market data and performs diligence procedures in validating the appropriateness of using the net asset value as a fair value measurement. The remaining carrying value recognized in the consolidated balance sheets represents investments in other limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed.

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

($ in thousands)	Fair Value Measurements Using

	As of	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$45,323	$43,355	$1,787	$181
States and municipalities	371,605	-	371,605	-
Corporate debt securities	2,413,242	-	2,375,486	37,756
Public Utilities	485,820	-	485,410	410
Mortgage backed securities	122,471	-	122,058	413
Preferred Stock	82,294	-	82,294	-
Fixed Maturities	3,520,755	43,355	3,438,640	38,760

Common Stock	1,302	1,302	-	-
Derivatives	3,358	-	3,358	-
Cash and cash equivalents	47,110	47,110	-	-
Short-Term investments	61,233	-	61,233	-
Limited partnerships (fair value method only)	155,272	-	-	155,272
Total	$3,789,030	$91,767	$3,503,231	$194,032

($ in thousands)	Fair Value Measurements Using
	As of	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed Maturities:
U.S. government and agencies	$167,537	$140,628	$26,651	$258
States and municipalities	288,738	-	283,808	4,930
Corporate debt securities	2,199,986	-	2,188,476	11,510
Public utilities	474,318	-	474,318	-
Mortgage backed securities	158,549	-	158,549	-
Preferred Stock	102,870	-	99,593	3,277
Fixed Maturities	3,391,998	140,628	3,231,395	19,975

Common Stock	1,279	898	-	381
Derivatives	9,402	-	9,402	-
Cash and cash equivalents	5,924	5,924	-	-
Short-Term investments	107,958	-	107,958	-
Limited partnerships (fair value method only)	184,246	-	-	184,246
Total	$3,700,807	$147,450	$3,348,755	$204,602

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

($ in thousands)
	Limited partnerships	Common Stock	Fixed Maturities	Total
For the twelve months ended December 31, 2011
Beginning Balance at December 31, 2010	$184,246	$381	$19,975	$204,602
Total gains or losses (realized/unrealized)
Included in earnings	2,156	-	(116)	2,040
Realized gains from limited partnerships	38,954	-	-	38,954
Included in other comprehensive income	(6,784)	(204)	(2,440)	(9,428)
Purchases	16,276	-	22,568	38,844
Sales	(79,576)	(177)	(5,681)	(85,434)
Transfers in and /or out of Level 3	-	-	4,454	4,454
Ending Balance at December 31, 2011	$155,272	$-	$38,760	$194,032
For the twelve months ended December 31, 2010
Beginning Balance at December 31, 2009	$190,406	$1,244	$39,157	$230,807
Total gains or losses (realized/unrealized)
Included in earnings	31,623	-	-	31,623
Realized gains from limited partnerships	(5,450)	-	-	(5,450)
Included in other comprehensive income	10,163	(863)	(1,016)	8,284
Purchases	30,555	-	-	30,555
Sales	(73,051)	-	(3,531)	(76,582)
Transfers in and /or out of Level 3	-	-	(14,635)	(14,635)
Ending Balance at December 31, 2010	$184,246	$381	$19,975	$204,602

During the year ended December 31, 2011, certain fixed maturity securities were transferred into Level 2 from Level 3 as a result of the availability of market observable quoted prices received from an independent third-party pricing service. Transfers from Level 2 occurred as a result of the inability to obtain observable inputs to support the prices provided by the Broker-Dealers for substantially all the securities that were transferred to Level 3.

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

(in thousands)		December 31, 2011		December 31, 2010
Investment Category	Investment Category Includes	Fair Value Using Net Asset Value	Unfunded Commitments	Fair Value Using Net Asset Value	Unfunded Commitments
Restructuring	Securities of companies that are in default, under bankruptcy protection or troubled.	$39,484	10,463	$42,652	13,119
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired with the use of leverage.	37,074	14,349	39,968	18,953
Real estate	Real estate assets, real estate joint ventures and real estate operating companies.	30,227	2,303	25,399	4,245
Infrastructure	Investments in essential public goods and services such as transportation and energy projects with long-term stable cash flows located around the globe.	22,609	7,464	20,889	10,024
Oil and gas	Equity and equity related investments in the upstream and midstream independent oil and gas sector of North America.	23,823	4,351	17,083	9,231
Other	Secondary, mezzanine, debt and collateralized bond offerings.	5,928	2,782	9,128	2,782
Total private equity funds		159,145	41,712	155,119	58,354
Hedge distressed	Securities of companies that are in default, under bankruptcy protection or troubled.	-	-	20,747	-
Hedge multi-strategy	Pursue multiple strategies i.e. arbitrage, credit, structured credit, long/short equity to reduce risks and reduce volatility.	7,778	-	19,635	-
Total hedge funds		7,778	-	40,382	-
Total Limited Partnerships		$166,923	41,712	$195,501	58,354

At December 31, 2011, the private equity fund investments included above are not redeemable during the lives of the funds and have expected remaining lives that extend in some cases up to 10 years. At December 31, 2011 39% of the limited partnerships, based on fair value, had expected remaining lives of less than three years, 56% between 3 and 7 years and 5% between 7 and 10 years. Expected lives are based upon legal maturity, which can be extended typically in one-year increments.

The table below summarizes the fair value and balance sheet location of the Company’s outstanding derivatives at December 31, 2011 and December 31, 2010:

Fair Values of Derivative Instruments

($ in thousands)	Asset Derivatives
	December 31, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Payor Swaptions	Derivative Instruments	$3,358	Derivative Instruments	$9,402

Total derivatives not designated as hedging instruments		$3,358		$9,402

Total derivatives		$3,358		$9,402

The table below summarizes the fair value and income statement location of the Company’s outstanding derivatives at December 31, 2011 and December 31, 2010:

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as	Recognized in Income on	Year Ended December 31,
Hedging Instruments	Derivative	2011	2010
($ in thousands)

Payor Swaptions	Realized investment (losses) gains	$(6,044)	$(963)

Total		$(6,044)	$(963)

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

December 31, 2011 (in thousands)	Carrying Value	Estimated Fair Value
Assets
Policy Loans	$18,442	$18,442
Limited Partnerships	11,651	11,651
Liabilities
Policyholders' Account Balances	$2,323,364	$2,555,894

December 31, 2010 (in thousands)	Carrying Value	Estimated Fair Value
Assets
Policy Loans	$19,607	$19,607
Limited Partnerships	11,255	11,255
Liabilities
Policyholders' Account Balances	$2,401,482	$2,554,161

4.	SHAREHOLDERS' EQUITY

During 2010 and 2011, the Board of Directors maintained a quarterly dividend of $.0625 per share. During 2010 and throughout 2011, the Company had not purchased or retired shares of its common stock. The Company is authorized pursuant to a resolution of the Board of Directors to purchase 385,000 shares of common stock.

The Corporation is a legal entity separate and distinct from its subsidiaries. As a holding company with no other business operations, its primary sources of cash are rent from its real estate, income from its investments, and dividends from the Insurance Company.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to Company without obtaining prior regulatory approval. See Note 8 for details.

5.	EMPLOYEE BENEFIT AND SHARE-BASED COMPENSATION PLANS

A.	Employee Savings Plan

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d). Beginning January 1, 2010, the Board of Directors approved a 1% increase from 4% to 5% in the Company’s contribution. The Company contribution is subject to a vesting schedule and is made for all employees, irrespective of an employee’s contribution to the plan. The Company contributed approximately $436,200 and $447,200 into this plan during the years ended December 31, 2011 and December 31, 2010, respectively.

B.	Share-Based Compensation

The Company reports compensation expense for its share-based payments based on the fair value of the awards at grant date, less expected forfeitures, and recognized expense evenly over the vesting period. Share-based payments include stock option grants under the Company’s 2006 Stock Incentive Plan.

Forfeitures are estimated at the time of valuation and reduce expense rateably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The Company recognizes additional share-based expenses (a component of general expenses and taxes) in the amounts of $285,656, $483,658 and $784,417 related to stock options for the twelve months ended December 31, 2011, 2010, and 2009, respectively. For the twelve months ended December 31, 2011, this additional share-based compensation lowered pre-tax earnings by $285,656, lowered net income by $185,676, and lowered both basic and diluted earnings per share by $0.01.

In May 2006, the shareholders of the Company approved the Company’s 2006 Stock Incentive Plan, which became effective on June 1, 2006. The Company’s 2006 Stock Incentive Plan authorized the granting of awards in the form of non-qualified options or incentive stock options qualifying under Section 422A of the Internal Revenue Code. The plan authorized the granting of options to purchase up to 1,000,000 shares of common stock of the Company to employees, directors and independent contractors of the Company. All stock options granted will have an exercise price equal to the fair market value of the Corporation’s common stock on the date of grant. As of December 31, 2011, there were 304,040 granted options outstanding under the 2006 Stock Incentive Plan.

The Company generally issues new shares when options are exercised. The following schedule shows all options granted, exercised, expired and exchanged under the Company's 2006 Stock Incentive Plan:

	Number	Exercise Price	Total
	of Shares	Per Share	Exercise Price

Outstanding, December 31, 2008	1,139,034	$17.19	$19,577,080
Granted	-	-	-
Exercised	(382)	10.90	(4,164)
Cancelled	(397,953)	14.29	(5,685,066)

Outstanding, December 31, 2009	740,699	$18.75	$13,887,850
Granted	-	-	-
Exercised	-	-	-
Cancelled	(199,549)	18.47	(3,685,142)

Outstanding, December 31, 2010	541,150	$18.85	$10,202,708
Granted	70,140	10.00	701,400
Exercised	-	-	-
Cancelled	(307,250)	20.35	(6,251,958)

Outstanding, December 31, 2011	304,040	$15.30	$4,652,150

The Company may grant options to purchase common stock to its employees, directors and independent contractors at prices equal to the market value of the stock on the dates the options are granted. The options issued through December 31, 2010 have a term of 5 years from grant date and vest in equal annual installments over the four-year period following the grant date for employee options. The 2011 options have a term of 10 years from grant date and vest in equal annual installments over the three year period following the grant date. Employees generally have three months after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company granted 70,140 options in 2011, but did not award any options in 2010 or 2009. The key assumptions used in determining the fair value of options granted in 2011 and a summary of the methodology applied to develop each assumption are as follows:

Expected price volatility	49.73%
Risk-free interest rate	2.93%
Weighted average expected lives in years	6.5
Forfeiture rate	5-20%
Dividend yield	2.34%

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

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. In 2008, the Company used historical data to estimate the expected lives. Options granted through December 31, 2010 have a maximum term of five years, whereas the 2011 options have a maximum term of ten years. An increase in the expected life increases the compensation expense.

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

There was no impact on cash provided by operating and/or financing activities related to increased tax benefits from stock based payment arrangements. During the year ended December 31, 2011, no options were exercised.

At December 31, 2011, the exercise price of all outstanding options was below the stock price and had a weighted average remaining contractual term of approximately 1.5 years. The total compensation cost related to non-vested awards not yet recognized was $0.2 million with an expense recognition period of 2.5 years. Options vested during the twelve months ended December 31, 2011, 2010 and 2009 were 76,010, 135,288 and 185,175, respectively.

6.	INCOME TAXES

The provision for income taxes differs from the amount of income tax expense determined by applying the 35% U.S. statutory federal income tax rate to pre-tax net income from continuing operations as follows:

	2011	2010	2009
	(in thousands)

Pre-Tax Net Income (Loss)	$55,872	$34,815	$1,032

Provision (Benefit) for income taxes computed
At Federal statutory rate	19,555	12,185	361
Increase (decrease) in income taxes resulting from:
FIN 48 current year activity	(1,004)	299	(1,714)
Prior period permanent difference	(142)	(39)	(1,167)
Deferred tax true-up	(1,166)	1,175	(1,093)
Dividends received deduction	(408)	(521)	(627)
Incentive stock option compensation	99	169	275
Current payable true-up	-	-	97
Other	-	7	4
Provision (Benefit) for Federal income taxes	$16,934	$13,275	$(3,864)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2011	2010
	(in thousands)
Deferred tax assets
Investments and payor swaptions	$23,042	$26,139
Insurance reserves	12,254	12,224
NOL and Capital Loss	11,128	4,023
Deferred Acquisition Costs	2,222	2,792
Other	2,489	3,851
Total deferred tax assets	$51,135	$49,029

Deferred tax liabilities
Original Issue and Market Discount Investments	3,529	3,557
Unrealized Capital Gains	103,824	63,768
Policyholder Account Balances	252	131
Deferred Acquisition Costs	24,522	26,713
Other	1,363	17
Total deferred tax liabilities	133,490	94,186

Net deferred tax liabilities	$(82,355)	$(45,157)

The change in net deferred income taxes is comprised of the following:

	December 31,	December 31,
	2011	2010	Change
	(in thousands)

Total deferred tax assets	$51,135	$49,029	$2,106
Total deferred tax liabilities	133,490	94,186	39,304
Net deferred tax liability	$(82,355)	$(45,157)	$(37,198)
Tax effect of changes in unrealized capital gains to other comprehensive income			(40,056)
Change in net deferred income tax to income tax benefit			$2,858

The Company provides for deferred income taxes resulting from temporary differences, which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

	2011	2010	2009
	(in thousands)
Deferred policy acquisition costs	$(1,620)	$(1,573)	$(228)
Policyholders' account balances	121	23	2
Investment adjustments	4,781	7,538	13,366
Insurance policy liabilities	(29)	(1,512)	(1,175)
Original issue discount and market discount on bonds	(27)	223	2
Net capital loss	(7,105)	1,100	(3,323)
Deferred intercompany transaction, bond gain (loss)	148	258	105
Section 481 tax adjustment method change	-	(7,450)	(7,450)
Other	873	548	281
Deferred Federal income tax (benefit) expense	$(2,858)	$(845)	$1,580

If the Company determines that any of its deferred income tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized.  There was no valuation allowance taken in 2011, 2010 or 2009.

Prior to 1984, Federal income tax law allowed life insurance companies to exclude from taxable income and set aside certain amounts in a tax memorandum account known as the Policyholder Surplus Account (“PSA”). Under the tax law, the PSA has been frozen at its December 31, 1983 balance of $2,900,000, which may under certain circumstances become taxable in the future. The Insurance Company does not believe that any significant portion of the amount in this account will be taxed in the foreseeable future. Accordingly, no provision for income taxes has been made thereon. If the amount in the PSA were to become taxable, the resulting liability using current rates would be approximately $1,015,000. The Company has a net operating loss carryforward of approximately $3,392,000, which is set to expire beginning in 2023 through 2031. The company has capital loss carryforwards of $28,402,000 that will expire in 2013 through 2016.

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

The Company applied FASB guidance relating to accounting for uncertainty in income taxes  The balance of the unrecognized tax benefits was $7,374 at December 31, 2011 and $1,011,769 at December 31, 2010. If recognized, this entire adjustment would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010
Balance at January 1	$1,012	$712
Increases related to prior year tax positions	349	355
Lapse of statute of limitations	(1,354)	(55)
Balance at December 31	$7	$1,012

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the uncertain tax liability above was $110,000 as of December 31, 2011 and $417,000 as of December 31, 2010.

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

The reinsurance of a risk does not discharge the primary liability of the insurance company ceding that risk, but the reinsured portion of the claim is recoverable from the reinsurer. The major reinsurance treaties into which the Insurance Company has entered, including the amount of individual life insurance contracts ceded, can be characterized as follows:

Reinsurance ceded from the Insurance Company to Swiss Re Life & Health America, Inc. at December 31, 2011 and 2010 consists of coinsurance agreements with aggregate face amounts of $204.8 million and $226.1 million, respectively; and reinsurance ceded to Transamerica International with aggregate face amounts of $124.8 million and $129.4 million at December 31, 2011 and 2010, respectively. The term “coinsurance” refers to an arrangement under which the Insurance Company pays the reinsurers the gross premiums on the portion of the policy reinsured and the reinsurers grant a ceding commission to the Insurance Company to cover its acquisition costs plus a margin for profit.

Premiums ceded for 2011, 2010 and 2009 amounted to approximately $8.5 million, $7.4 million and $6.5 million, respectively.

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

Effective January 1, 2001, the NAIC adopted the Codification, which is intended to standardize regulatory accounting and reporting to state insurance departments.  However, statutory accounting principles continue to be established by individual state laws and permitted practices.  The NYDFS required adoption of the Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001. In December 2009, the NAIC adopted new rules for admitted deferred tax assets (DTA’s). Under the rules prior to December 2009, admitted DTA’s are equal to the lesser of: the amount of gross DTA expected to be realized within one year of the balance sheet date; or ten percent of statutory capital and surplus as reported on its most recently filed statutory statement. The new rules under SSAP 10R allow for additional admitted DTA’s if the company has a risk based capital ratio (RBC) greater than 250% after calculating the ratio using the DTA admitted under the old rules above. The Insurance Company had an RBC over 250%. Therefore, the new rules allowed the admitted DTA’s to be equal to the lesser of: the amount of gross DTA expected to be realized within three years of the balance sheet date; or fifteen percent of statutory capital and surplus as reported on its most recently filed statutory statement. The new rules do not apply for years prior to 2009. This change allowed the Insurance Company to realize a DTA of approximately $34.4 million in 2011 and $22.8 million in 2010. The Codification, as currently interpreted, did not adversely affect statutory capital or surplus as of December 31, 2011.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances that it may make to Company without obtaining prior regulatory approval. Under New York law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the end of the immediately preceding calendar year, or (ii) its statutory net gain (after tax, excluding realized gains and losses) from operations for the immediately preceding calendar year. Any dividend in excess of such amount is subject to approval by the Superintendent of New York State Department of Financial Services, (“NYDFS”). The Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. The NYDFS has established informal guidelines for such determinations. The guidelines focus on, among other things, an insurer’s overall financial condition and profitability under statutory accounting practices. In October of 2011 the functions of the New York State Insurance Department (“NYSID”) and the New York State Banking Department were transferred to the NYDFS; regulations of the NYSID continue to apply.

In 2011, the Insurance Company paid $26.9 million in stockholder dividends to the Corporation. In 2012, the Insurance Company would be permitted to pay a stockholder dividend of up to $34.3 million to the Corporation without prior regulatory clearance. However, there can be no assurance that this will continue to be the case in subsequent years. Accordingly, Management of the Company cannot provide assurance that the Insurance Company will have adequate statutory earnings to support payment of dividends to the Company in an amount sufficient to fund the Company’s cash requirements, including the payment of dividends, or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent’s consideration.

The Insurance Company prepares its statutory financial statements in accordance with accounting practices prescribed by the NYDFS. Prescribed SAP include state laws, regulations and general administrative rules, as well as a variety of publications from the NAIC. Accounting principles used to prepare statutory financial statements differ from financial statements prepared on the basis of GAAP.

A reconciliation of the Insurance Company’s net income as filed with regulatory authorities to net income reported in the accompanying financial statements for the years ended December 31, 2011, 2010 and 2009 is set forth in the following table:

(in thousands)	2011	2010	2009
Statutory net income	$51,291	$18,776	$36,029

Reconciling items:
Deferred policy acquisition benefit (costs)	(6,260)	(5,305)	(1,028)
OTTI timing and other investment income differences	38,783	27,082	8,846
Equity in earnings (losses) on limited partnerships	2,156	(5,450)	-
GAAP deferred taxes	3,137	2,231	(5,342)
Policy liabilities and accruals	(42,868)	(8,840)	(30,148)
IMR amortization	(4,135)	(3,328)	(3,649)
IMR capital gains	607	36	718
Payor swaptions	(4,167)	(963)	(117)
Other	347	121	98
Non-insurance company’s net income	47	(2,820)	(511)
GAAP net income	$38,938	$21,540	$4,896

A reconciliation of the Insurance Company’s shareholders’ equity as filed with regulatory authorities to shareholders’ equity reported in the accompanying financial statements as of December 31, 2011 and 2010 is set forth in the following table:

(in thousands)	2011	2010
Statutory shareholders’ equity	$345,423	$273,031

Reconciling items:
Asset valuation and interest maintenance reserves	100,873	104,041
Investment valuation differences	315,619	190,862
Deferred policy acquisition costs	41,746	57,298
Policy liabilities and accruals	62,686	105,776
Difference between statutory and GAAP deferred taxes	(122,939)	(73,945)
Other	(4,410)	(5,235)
Non-insurance company’s shareholders’ equity	48,946	30,080
GAAP shareholders’ equity	$787,944	$681,908

10.  LITIGATION

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is presented below.

	Three Months Ended
2011	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share)

Premiums and other insurance revenues	$8,452	$8,648	$7,264	$11,307
Net investment income and equity in earnings (loss) on limited partnerships	51,598	48,709	48,316	47,822
Realized investment (losses) gains	4,841	16,942	(920)	14,464
Total revenues	64,891	74,299	54,660	73,593
Benefits and expenses	53,499	53,200	50,234	54,638
Net income	$7,461	$13,821	$2,898	$14,758
Earnings per share, basic	$0.25	$0.46	$0.10	$0.50

	Three Months Ended
2010	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share)

Premiums and other insurance revenues	$16,232	$15,351	$27,040	$18,372
Net investment income and equity in earnings (loss) on limited partnerships	43,492	49,169	48,985	51,472
Realized investment (losses) gains	231	5,883	1,807	18,989
Total revenues	59,955	70,403	77,832	88,833
Benefits and expenses	62,834	59,530	75,271	64,573
Net (loss) income	$(1,854)	$7,081	$1,670	$14,643
Earnings per share, basic	$(0.06)	$0.23	$0.06	$0.50

11.  RISK-BASED CAPITAL

Under the NAIC's risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula. The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level). At December 31, 2011, the Insurance Company’s Company Action Level was $69.2 million and the Mandatory Control Level was $24.2 million. The Insurance Company’s adjusted capital at December 31, 2011 and 2010 was $384.9 million and $312.1 million, respectively, which exceeds all four action levels.

12.  ASSESSMENTS AGAINST INSURERS

Most applicable jurisdictions require insurance companies to participate in guaranty funds, which are designed to indemnify policyholders of insolvent insurance companies.  Insurers authorized to transact business in these jurisdictions generally are subject to assessments based on annual direct premiums written in that jurisdiction.  These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer’s insolvency and, in certain instances, may be offset against future state premium taxes.  The Company records a liability for assessments at the balance sheet date based on historical experience of assessments, adjusted for current premium volume and known defaults, which tends to be immaterial given that the amount of assessments against the Insurance Company in 2011 and prior years have not been material.  However, if insurer defaults were to increase relative to historical experience, the amount and timing of future assessment against the Insurance Company under these laws are subject to becoming more material and could negatively impact future operating results.

13.  ANNUITY AND UNIVERSAL LIFE DEPOSITS

The Company offers, among other products, annuity and universal life insurance. The amounts received as deposits for each of the years ended December 31 are as follows:

	2011	2010	2009
	(in thousands)
Universal Life	$1,167	$1,196	$1,291
Annuity	53,461	82,159	185,916

Total	$54,628	$83,355	$187,207

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(in thousands)

	December 31,
	2011	2010

ASSETS:
Investment in subsidiary at equity	$739,089	$651,919
Cash in bank	13,692	115
Real estate, net	35	35
Fixed maturities, available for sale	3,671	5,828
Investments, common stocks	1,081	575
Short-term investments	24,904	19,064
Limited partnerships	-	1
Other assets	6,609	6,838

TOTAL ASSETS	$789,081	$684,375

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Other liabilities	1,137	2,467

TOTAL LIABILITIES	1,137	2,467

Total Shareholders' Equity	787,944	681,908

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$789,081	$684,375

S-1

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2011	2010	2009

REVENUES:
Rental income	$887	$941	$781
Investment income	631	507	1,308
Realized investment gains (losses)	561	139	(1,567)

Total Revenues	2,079	1,587	522

EXPENSES:
Operating and administrative	3,395	1,908	2,252
Costs related to consent revocation solicitation	-	1,490	2,244
Interest	-	-	754

Total Expenses	3,395	3,398	5,250

Loss before federal income taxes and equity in income of subsidiary	(1,316)	(1,811)	(4,728)

Federal income tax (benefit) expense	(1,363)	1,009	(4,216)
Income (Loss) before equity in income of subsidiary	47	(2,820)	(512)

Equity in income of subsidiaries	38,891	24,360	5,408

Net income	$38,938	$21,540	$4,896

S-2

Schedule II

PRESIDENTIAL LIFE CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(in thousands)

	2011	2010	2009
Operating Activities:
Net Income	$38,938	$21,540	$4,896

Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	(561)	(139)	1,567
Depreciation and amortization	-	-	99
Stock Option Compensation	285	484	784
Equity in income of subsidiary	(38,891)	(24,360)	(5,408)
Deferred Federal income taxes	278	1,387	(3,762)
Dividend from Subsidiary	26,900	23,000	24,800
Changes in:
Accrued investment income	-	-	72
Amounts due from security transactions	-	-	12,981
Accounts payable and accrued expenses	30	(606)	533
Other assets and liabilities	(905)	(395)	(1,627)
Net Cash Provided By Operating Activities	26,074	20,911	34,935

Investing Activities:
Sale of fixed maturities	737	143	-
(Increase) decrease in short-term investments	(5,840)	(18,914)	44,348

Net Cash (Used In) Provided by Investing Activities	(5,103)	(18,771)	44,348

Financing Activities:
Dividends to shareholders	(7,394)	(7,394)	(7,394)
Retirement of senior notes	-	-	(66,500)
Repurchase of common stock	-	-	4
Net Cash Used In Financing Activities	(7,394)	(7,394)	(73,890)

Increase (Decrease) in Cash	13,577	(5,254)	5,393

Cash at Beginning of Year	115	5,369	(24)

Cash at End of Year	$13,692	$115	$5,369

S-3

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES	Schedule III

SUPPLEMENTAL INSURANCE INFORMATION

(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column F 1	Column G	Column H	Column I	Column J	Column K
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Loss Expenses, and Policy- holder Account Balances	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Mortality, Surrender and Other Charges to Policy- holders	Net Investment Income	Benefits, Claims, Losses, Interest Credited to Account Balances and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Year Ended December 31, 2011
Life Insurance	$18,246	$243,898	$-	$-	$11,781	$4	$13,559	$20,245	$2,040	$10,148	$
Annuity	23,500	2,815,870	-	-	9,636	429	180,618	151,884	9,177	15,626
Accident and Health	-	2,481	-	-	7,803	-	112	4,771	-	2,637		7,803
Total	$41,746	$3,062,249	$-	$-	$29,220	$433	$194,289	$176,900	$11,217	$28,411		$7,803

Year Ended December 31, 2010
Life Insurance	$17,385	$245,225	$-	$-	$11,706	$21	$13,910	$22,303	$1,889	$9,001	$
Annuity	39,913	2,910,159	-	-	51,198	528	184,547	201,237	9,253	16,477
Accident and Health	-	2,354	-	-	7,609	-	111	4,818	-	3,067		7,609
Total	$57,298	$3,157,738	$-	$-	$70,513	$549	$198,568	$228,358	$11,142	$28,545		$7,609

Year Ended December 31, 2009
Life Insurance	$16,381	$240,900	$-	$-	$10,925	$21	$13,922	$21,013	$2,331	$6,816	$
Annuity	61,684	2,934,668	-	-	36,427	522	183,843	190,116	10,297	22,382
Accident and Health	-	2,266	-	-	5,209	-	105	1,863	-	2,837		5,209
Total	$78,065	$3,177,834	$-	$-	$52,561	$543	$197,870	$212,992	$12,628	$32,035		$5,209

S-4

REINSURANCE (in thousands)	Schedule IV

Column A	Column B	Column C	Column D	Column E
	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount
Year Ended December 31, 2011
Life Insurance in Force	$1,038,098	$548,205	$-	$489,893

Premiums:
Life Insurance	18,463	8,373	1,691	11,781
Annuity	9,636	-	-	9,636
Accident and Health Insurance	9,600	1,797	-	7,803

Total	$37,699	$10,170	$1,691	$29,220

Year Ended December 31, 2010
Life Insurance in Force	$1,082,283	$578,207	$1,559,019	$2,063,095

Premiums:
Life Insurance	17,433	7,302	1,576	11,707
Annuity	51,198	-	-	51,198
Accident and Health Insurance	9,483	1,874	-	7,609

Total	$78,114	$9,176	$1,576	$70,514

Year Ended December 31, 2009
Life Insurance in Force	$1,123,604	$613,254	$1,183,028	$1,693,378

Premiums:
Life Insurance	16,099	6,448	1,274	10,925
Annuity	39,427	-	-	39,427
Accident and Health Insurance	7,705	2,496	-	5,209

Total	$63,231	$8,944	$1,274	$55,561

Note: Reinsurance assumed consists entirely of Servicemen's Group Life Insurance

S-5