Form 10-K/A
period 2011-12-31
PRESIDENTIAL LIFE CORP
filed 2012-03-15
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No  o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note:

The sole purpose of this Amendment to the Form 10-K for the period ending December 31, 2011 is to file the XBRL exhibits  that  were  originally  rejected for filing because they were misidentified. No other changes have been made to the Form 10-K.  This Amendment does not reflect events that may have occurred subsequent to the original filing date.

Exhibit No.

Description

31.01 & 02*

Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.01 & 02*

Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.0**

The following materials from the Annual Report on Form 10-K of Presidential Life Corporation for the year ended December 31, 2011, filed on March 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders Equity, (iv) the Statements of Cash Flows and (v) the Notes to the Financial Statements.

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

PRESIDENTIAL LIFE CORPORATION

Date: March 15, 2012

By:

/s/ Donald L. Barnes

 Donald L. Barnes

 Chief Executive Officer

Date: March 15, 2012

By:

 /s/ P.B (Pete) Pheffer

P.B (Pete) Pheffer,

Chief Financial Officer