Form 10-Q
period 2012-03-31
PRESIDENTIAL LIFE CORP
filed 2012-05-09
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The number of shares of registrant’s common stock outstanding as of May 7, 2012 was 29,591,739.

INDEX

Part I	Financial Information		Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	March 31, 2012 (Unaudited) and December 31, 2011		3

	Consolidated Statements of Comprehensive Income (Unaudited)
	For the three months ended March 31, 2012 and 2011		4

	Consolidated Statements of Shareholders' Equity (Unaudited)
	For the three months ended March 31, 2012 and 2011		5

	Consolidated Statements of Cash Flows (Unaudited) -
	For the three months ended March 31, 2012 and 2011		6

	Notes to Consolidated Financial Statements		7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations		25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		35

Item 4.	Controls and Procedures		35

Part II -	Other Information		36

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Mine Safety Disclosures
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			37

Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			38
			39
			40
			41

PART 1 - FINANCIAL INFORMATION
PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
Item 1. Financial Statements	March 31,	December 31,
	2012	2011
ASSETS:	(Unaudited)
Investments:
Fixed maturities:
Available for sale at market (Amortized cost
of $3,203,642 and $3,206,884 respectively)	$3,520,686	$3,520,755
Common stocks (Cost of $748 and
$748, respectively)	1,522	1,302
Derivative instruments, at fair value	3,498	3,358
Real estate	415	415
Policy loans	18,681	18,442
Short-term investments	115,714	61,233
Limited Partnerships	172,595	166,923
Total Investments	$3,833,111	$3,772,428

Cash and cash equivalents	10,313	47,110
Accrued investment income	45,488	47,289
Deferred policy acquisition costs	41,186	41,746
Furniture and equipment, net	1,415	1,065
Amounts due from reinsurers	19,133	19,116
Amounts due from investment transactions	3,105	23,880
Other assets	1,455	1,649
TOTAL ASSETS	$3,955,206	$3,954,283

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$2,310,905	$2,323,364
Future policy benefits:
Annuity	628,949	634,397
Life and accident and health	84,378	83,855
Other policy liabilities	18,921	20,633
Total Policy Liabilities	$3,043,153	$3,062,249
Deposits on policies to be issued	1,442	490
General expenses and taxes accrued	2,856	2,521
Federal income taxes payable	1,045	1,411
Deferred federal income taxes, net	85,692	82,355
Amounts due for investment transactions	4,102	268
Other liabilities	19,424	17,045
Total Liabilities	$3,157,714	$3,166,339

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,591,739 and 29,574,697 shares, respectively)	$296	$296
Additional paid in capital	7,457	7,408
Accumulated other comprehensive income	200,341	192,815
Retained earnings	589,398	587,425
Total Shareholders’ Equity	797,492	787,944
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,955,206	$3,954,283

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

	THREE MONTHS ENDED
	March 31,
	(Unaudited)
REVENUES:	2012	2011
Insurance Revenues:
Premiums	$4,171	$4,518
Annuity considerations	4,722	1,364
Universal life and investment type policy fee income	834	931
Equity in earnings (losses) on limited partnerships	585	2,140
Net investment income	46,505	49,458
Net realized investment gains (losses):
Total Other-than-temporary impairment ("OTTI") losses	(4,073)	(940)
Net OTTI losses recognized in earnings	$(4,073)	$(940)
Net realized capital gains, excluding OTTI losses	3,350	5,781
Other income	571	1,639
TOTAL REVENUES	$56,665	$64,891

BENEFITS AND EXPENSES:
Death and other life insurance benefits	4,299	4,484
Annuity benefits	20,020	21,428
Interest credited to policyholders' account balances	24,548	25,475
Other interest and other charges	394	260
Decrease in liability for future policy benefits	(5,336)	(6,650)
Commissions to agents, net	1,380	1,153
General expenses and taxes	5,279	6,218
Change in deferred policy acquisition costs	315	1,131

TOTAL BENEFITS AND EXPENSES	$50,899	$53,499

Income before income taxes	$5,766	$11,392

Provision (benefit) for income taxes:
Current	2,659	(950)
Deferred	(715)	4,881
	$1,944	$3,931

NET INCOME	$3,822	$7,461

OTHER COMPREHENSIVE INCOME (after tax)
Net unrealized investment gains from available for sale securities, net of income tax expense of $4,053 and $7,355, respectively.	7,526	13,662
TOTAL OTHER COMPREHENSIVE INCOME	$7,526	$13,662
TOTAL COMPREHENSIVE INCOME	$11,348	$21,123

Earnings per common share, basic	$0.13	$0.25
Earnings per common share, diluted	$0.13	$0.25

Weighted average number of shares outstanding during the period, basic	29,591,739	29,574,697
Weighted average number of shares outstanding during the period, diluted	29,598,519	29,574,697

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands)
(Unaudited)

				Accumulated
		Additional		Other
	Capital	paid-in-	Retained	Comprehensive
Three Months Ended March 31, 2011	stock	Capital	Earnings	Income	Total

Balance at January 1, 2011	$296	$7,123	$555,880	$118,609	$681,908

Comprehensive Income:

Net income			7,461		$7,461

Net unrealized investment gains				13,662	13,662

Comprehensive income					$21,123

Share based compensation		71			71

Dividends paid to shareholders			(1,848)		(1,848)

Balance at March 31, 2011	$296	$7,194	$561,493	$132,271	$701,254

Three Months Ended March 31, 2012

Balance at January 1, 2012	$296	$7,408	$587,425	$192,815	$787,944

Comprehensive Income:

Net income			3,822		$3,822

Net unrealized investment gains				7,526	7,526

Comprehensive income					$11,348

Share based compensation		49			49

Dividends paid to shareholders			(1,849)		(1,849)

Balance at March 31, 2012	$296	$7,457	$589,398	$200,341	$797,492

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	(Unaudited)
	2012	2011
OPERATING ACTIVITIES:
Net income	$3,822	$7,461
Adjustments to reconcile net income to net cash provided by operating activities:
(Provision) benefit for deferred income taxes	(715)	4,881
Depreciation and amortization	23	33
Stock option expense	49	71
Amortization of fixed maturity discounts and premiums	(683)	(1,904)
Equity in (earnings) losses on limited partnerships	(585)	(2,140)
Realized investment losses (gains) including OTTI charges	723	(4,841)
Changes in:
Accrued investment income	1,801	(2,580)
Deferred policy acquisition costs	315	1,131
Federal income tax recoverable	(366)	(4,677)
Liability for future policy benefits	(4,925)	(6,273)
Other items	(1,309)	900
Net Cash Used in Operating Activities	$(1,850)	$(7,938)

INVESTING ACTIVITIES:
Fixed Maturities: Available for sale
Acquisitions	(65,537)	(81,924)
Sales and maturities	68,977	145,430
Common Stock:
Acquisitions	-	(7,458)
Sales	-	5,963
Increase in short-term investments and policy loans	(54,720)	(95,793)
Limited partnership investments:
Contributions to limited partnerships	(3,663)	(3,701)
Distributions from limited partnerships	6,890	12,188
Net change in amounts due from/for investment transactions	24,609	56,184
Net Cash (Used In) Provided By Investing Activities	$(23,444)	$30,889

FINANCING ACTIVITIES:
Decrease in policyholders’ account balances	(12,459)	(25,193)
Bank overdrafts	1,853	666
Deposits on policies to be issued	952	(270)
Dividends paid to shareholders	(1,849)	(1,848)
Net Cash Used In Financing Activities	$(11,503)	$(26,645)

Decrease in Cash and Cash Equivalents	(36,797)	(3,694)
Cash and Cash Equivalents at Beginning of Period	47,110	5,924

Cash and Cash Equivalents at End of Period	$10,313	$2,230

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$3,026	$7,957
Interest Paid	$-	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation (the “Company”), through its wholly owned subsidiary, Presidential Life Insurance Company (“Insurance Company”), is engaged in the sale of annuity contracts, life insurance and accident and health insurance.  We manage our business and report as a single business segment.  We are a Delaware corporation founded in 1965.  We are licensed to market our products in all 50 states and the District of Columbia.  Unless the context otherwise requires, the “Company,” “we,” “us,” “our” and similar references shall mean Presidential Life Corporation and the Insurance Company, collectively.

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  Management believes that, although the disclosures are adequate, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2011.

C.

Segment Reporting

The Company manages and reports the business as a single segment in accordance with Financial Accounting Standards Board (“FASB”) guidance, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Our Chief Executive Officer, who is our chief operating decision maker, evaluates financial information for our business as a single segment in allocating resources and assessing performance.  Substantially all of the Company’s 2012 premiums and deposits received from policyholders are divided between annuities (approximately 77%), life insurance (approximately 16%) and accident and health insurance (approximately 7%).  The nature of these product lines is sufficiently similar to permit their aggregation as a single reporting segment.

Approximately 69% of the Company’s life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both can be surrendered before maturity with surrender charges in the early years and, both are classified within policyholder account balances in the balance sheet.  Moreover, the two products generate similar returns to the Company and carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same independent agents.  The products are administered and managed within the same administrative facility, with overlapping administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as the Insurance Company and its independent agents sell both products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

D.

Investments

Fixed maturity investments available for sale represent investments that may be sold in response to changes in various economic conditions.  These investments are carried at fair value and net unrealized gains (losses), net of the effects of amortization of deferred policy acquisition costs and deferred federal income taxes are credited or charged directly to shareholders’ equity, unless a decline in market value is considered to be other than temporary in which case the investment is reduced to its fair value and the portion related to credit loss is recorded in the income statement.  Equity securities include common stocks and non-redeemable preferred stocks and are carried at market value, with the related unrealized gains and losses, net of deferred federal income tax effect, if any, charged or credited directly to shareholders’ equity, unless a decline in market value is deemed to be other than temporary in which case the investment is reduced to its fair value and the loss is recorded in the income statement.  Premium and discounts on fixed maturity investments are amortized/accrued using methods that result in a constant yield over the securities expected lives.  Amortization/accrual of premium and discounts on residential and/or commercial mortgage and asset-backed securities incorporate prepayment assumptions to estimate the securities’ expected lives.

Where consolidation is not appropriate, the Company applies the equity method of accounting consistent with FASB Accounting Standards Codification (“ASC”) 323, Investments – Equity Method and Joint Ventures, to limited partnerships in which the Company holds either (a) a five percent or greater interest or (b) less than a five percent interest but the Company has more than virtually no influence over the operating or financial policies of the limited partnership.  The Company considers certain qualitative factors in assessing whether it has more than virtually no influence for partnership interests of less than five percent.  The Company records realized and unrealized earnings (or losses) of the limited partnerships accounted for under the equity method in net income each period and classifies such income in one line, equity in earnings (losses) on limited partnerships.  Generally, the Company records its share of its limited partnership earnings using a three-month lag.

The Company applies the fair value method of accounting consistent with ASC 944, Financial Services—Insurance, to those limited partnerships in which the Company holds less than a five percent interest and does not have more than virtually no influence over the operating or financial policies of the limited partnership.  The Company recognizes the unrealized change in fair value of a limited partnership interest accounted for under the fair value method as a component of equity (other comprehensive income or loss) each period.  Generally, the Company records unrealized changes in fair value using a three-month lag.  The Company recognizes cash distributions from the limited partnerships accounted for under the fair value method as either a return on capital in earnings or a return of capital that reduces the investment’s carrying amount.  This distinction is based on whether the cash distribution represents earnings or loss of the investee, or a return of our investment.  A cash receipt that does not represent earnings (or loss) of the investee is treated as a return of capital, which the Company records as a reduction of the basis in the investment, rather than as a credit (or charge) to the income statement. Earnings from distributions are classified as realized capital gains or losses in earnings each period.

For limited partnerships as well as common stock investments reported at fair value, if the Company concludes that an other than temporary impairment has occurred, the unrealized loss at the time of write-down becomes realized as a result of reducing the cost-basis of the investment and reporting a corresponding charge to realized gain (loss) in the Consolidated Statements of Income. With respect to limited partnerships, the Company bases its review on a number of factors, including, but not limited to, the severity and duration of the decline in fair value of the investment as well as the cause of the decline, our ability and intent to hold for the remaining duration of the fund to allow for a sufficient period of time for recovery in value, correspondence from managers regarding investment strategies and credit considerations of individual asset holdings, our review of the underlying assets holdings within the limited partnership, and the financial condition and near-term prospects of the underlying assets and their industries taking into consideration the economic prospects of the industry and geographical location. The timing of OTTI recognition on limited partnerships can also be affected by the changing status of a limited partnership position whereby the nature of remaining unrealized gains and losses within the investment portfolio of a limited partnership are apt to change after each distribution, particularly large distributions often made near the close date of the fund.

When assessing our intent to sell a fixed maturity security or if it is more likely than not that the Company will sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio and sale of securities to meet cash flow needs.  In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover.  The discount rate is the effective interest rate implicit in the underlying fixed maturity security.  The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired.  If an OTTI exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income.  If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded to Other Comprehensive Income (“OCI”), as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

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

For all fixed maturities securities evaluated for OTTI, we consider the timing and amount of the cash flows. When evaluating whether our collateralized mortgage obligations (“CMOs”) are other-than-temporarily impaired, we also examine the characteristics of the underlying collateral, such as delinquency, loss severities and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the quality of any credit guarantors, the susceptibility to variability of prepayments, our intent to sell the security and whether it is more likely than not we will sell the security before the recovery of its amortized cost basis. In assessing corporate fixed maturities securities for OTTI, we evaluate the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position including the fundamentals of the issuer to determine what we would recover if they were to file bankruptcy versus the price at which the market is trading; fundamentals of the industry in which the issuer operates; expectations regarding defaults and recovery rates; and changes to the rating of the security by a rating agency.

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

The Company's investments in real estate consist of two acres of undeveloped land and two buildings in Nyack, New York, which are occupied entirely by the Company.  The investments are carried at cost less accumulated depreciation.  Both buildings are fully depreciated.  The carrying value of real estate in the balance sheet relates to the original cost of land owned in Nyack, NY.

E.

Fair Value Measurements

The following estimated fair value disclosures of financial instruments have been determined using available market information, current pricing information and appropriate valuation methodologies.  If quoted market prices were not readily available for a financial instrument, management determined an estimated fair value. Accordingly, the estimates may not be indicative of the amounts the Company could have realized in market transactions.

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

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy.  The Company receives the quoted market prices from a third-party, nationally recognized pricing service (pricing service).  When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly for its fixed maturity investments.  The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy.  If quoted market prices and an estimate from a pricing service are unavailable, the Company secures an estimate of fair value from brokers, when available, who utilize valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3.  When broker prices are unavailable, the Company prices the securities using either discounted cash-flow models or matrix pricing.  The Company’s policy is to transfer assets and liabilities into Level 3 when a significant input cannot be corroborated with market observable data.  This may include: circumstances in which market activity has dramatically decreased and transparency to underlying inputs cannot be observed, current prices are not available, and substantial price variances in quotations among market participants exist.  In certain cases, the inputs used to measure the fair value may fall into levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.  In making the assessment, the Company considers factors specific to the asset.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  The Company reviews prices for reasonableness relative to prior periods for that security or other comparable securities and will reassess prices that do not seem to represent a reasonable fair value.  If a price is reassessed, the Company will typically obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought.  At March 31, 2012, the Company has not adjusted any pricing provided by the pricing service based on the review performed by our investment managers.

Level 3 valuations are generated from techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect the Company’s assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include the use of option pricing models, discounted cash flow models, spread-based models and similar techniques, using the best information available in the circumstances.

F.

Deferred Policy Acquisition Costs

The costs of acquiring new business (principally commissions and certain underwriting, agency and policy issue expenses), all of which vary with the production of new business, have been deferred.  Beginning January 1, 2012, deferred costs must directly relate to the successful acquisition of a new or renewal insurance contract.  Refer to Note 1L below for the effect of adopting this new guidance during the three months ended March 31, 2012.  When a policy is surrendered, the remaining unamortized cost is written off.  Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at time of policy issue and loss recognition testing at the end of each year.

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

G.

Future Policy Benefits

Future policy benefits for traditional life insurance policies are computed using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions, established at policy issue as to mortality and persistency, together with interest and expense assumptions, provide a margin for adverse deviation.  Benefit liabilities for deferred annuities during the accumulation period are equal to accumulated contract holders' fund balances and, after annuitization, are equal to the present value of expected future payments.

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

J.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the first three months.  Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the three months ended March 31, 2012 and 2011 was 29,598,519 and 29,574,697, respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS during the three months ended March 31, 2012 or 2011.

Options totalling 127,138 and 495,458 shares of common stock for the three months ended March 31, 2012 and March 31, 2011, respectively were not included in the computation of weighted average shares because the impact of these options was antidilutive.

K.

Reclassifications

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation. There was no effect on net income from the change in presentation.

L.

New Accounting Pronouncements

For a full discussion of new accounting pronouncements and their impact on the Company, please refer to the Company’s 2011 Form 10-K.

Pronouncements Adopted during the Three Months Ended March 31, 2012

Deferred Acquisition Costs

In October 2010, the FASB issued authoritative guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Further, the guidance clarifies that an entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection and contract selling for successfully negotiated contracts. The updated guidance is effective on either a retrospective or prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period. The Company adopted the new guidance on a prospective basis effective January 1, 2012.  As a result of adoption, the Company capitalized approximately $0.2 million less in acquisition costs compared to the amount that would have been capitalized if the Company’s previous accounting policy had been applied for the three months ended March 31, 2012.

Fair Value Measurements

In May 2011, the FASB issued updated guidance clarifying fair value measurement and disclosure requirements. It is intended to bring consistency to the fair value measurement and disclosure requirements of United States GAAP and International Accounting Standards. This new guidance is effective for interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. In the period of adoption, the Company will be required to disclose a change, if any, in valuation technique and related inputs resulting from the application of the amendments.  The Company adopted the guidance in the first quarter of 2012 with no material effect to our consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The new guidance was effective for interim or annual reporting period beginning after December 15, 2011.  The Company adopted this standard in the first quarter of 2012 by reporting a continuous statement of comprehensive income that reconciles net income and comprehensive income, with no impact on our results of operations, financial position or liquidity.

Repo Accounting

On April 29, 2011, the FASB amended its guidance on accounting for repurchase agreements. The amendments simplify the accounting by eliminating the requirement that the transferor demonstrate it has adequate collateral to fund substantially all the cost of purchasing replacement assets. Under the amended guidance, a transferor maintains effective control over transferred financial assets (and thus accounts for the transfer as a secured borrowing) if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity and if all of the following conditions previously required are met: (i) financial assets to be repurchased or redeemed are the same or substantially the same as those transferred, (ii) repurchase or redemption date before maturity at a fixed or determinable price and (iii) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. As a result, more arrangements could be accounted for as secured borrowings rather than sales. The updated guidance is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011 and early adoption is prohibited. The Company adopted this guidance on January 1, 2012 with no effect on our consolidated financial statements.

Intangibles - Goodwill and Other

In September 2011, the FASB issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied.  Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact a reporting unit’s fair value and lead to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.  If an entity determines that it is more likely than not, it must perform an impairment test. The first step of the impairment test involves comparing the estimated fair value of a reporting unit to its carrying value, including goodwill.  If the carrying value of a reporting unit exceeds the estimated fair value, a second step must be performed to measure the amount of goodwill impairment, if any.  In the second step, the implied fair value of the reporting unit’s goodwill is determined in the same manner as goodwill is measured in a business combination (i.e., by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount ascribed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill.  If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The updated guidance is effective for the quarter ending March 31, 2012.  The adoption of this guidance did not have an effect on our results of operations, financial position or liquidity.

Pronouncements Finalized but not Yet Adopted

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

2. INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of March 31, 2012.

The following information summarizes the components of net investment income:

	For the three months ended	For the three months ended
	March 31, 2012	March 31, 2011
	(In thousands)	(In thousands)

Fixed maturities	$47,419	$48,817
Common stocks	9	21
Short term investments	35	90
Other investment income	358	1,445
	47,821	50,373

Less: investment expenses	1,316	915

Net investment income	$46,505	$49,458

Net Realized Investment Gains (Losses):
	Three Months Ended March 31,
	2012	2011
	(In thousands)

Fixed maturities	$496	$1,067
Common stocks	-	137
Limited partnerships	2,714	4,709
Derivatives	140	(132)
Net realized investment gains (losses), excluding OTTI losses	$3,350	$5,781
Total OTTI losses recognized in earnings	$(4,073)	$(940)
Net realized investment gains (losses), including OTTI losses	$(723)	$4,841

     The following table presents fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at March 31, 2012:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities	(In thousands)
US Treasury obligations and direct obligations of US Government Agencies	$-	$-	$1,724	$223	$1,724	$223
States, municipalities and political subdivision	6,884	98	4,190	101	11,074	199
Public Utilities	18,551	634	3,225	863	21,776	1,497
Mortgage backed securities	4,397	148	-	-	4,397	148
Corporate Bonds	126,198	4,536	85,414	7,994	211,612	12,530
Preferred Stocks	2,002	142	20,262	1,362	22,264	1,504
Total Temporarily Impaired Fixed Maturities Securities	$158,032	$5,558	$114,815	$10,543	$272,847	$16,101
Common Stock	$-	$100	$-	$-	$-	$100
Total Temporarily Impaired Securities	$158,032	$5,658	$114,815	$10,543	$272,847	$16,201

       The following table presents the total gross unrealized losses in excess of 12 months for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost by March 31, 2012:

# of Issuers	% of Market/Book	Unrealized Loss
		(In thousands)
22	90%-99%	$4,225
9	80%-89%	2,683
2	70%-79%	2,275
1	60%-69%	1,359
-	50%-59%	-
1	0%-49%	1
35		$10,543

     The following table presents the fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
US Treasury obligations and direct obligations of US Government Agencies	$-	$-	$1,777	$216	$1,777	$216
States, municipalities and political subdivisions	2,480	20	4,246	46	6,726	66
Public Utilities	410	114	3,892	197	4,302	311
Mortgage backed securities	6,517	229	5,084	361	11,601	590
Corporate Bonds	138,819	5,664	94,929	11,903	233,748	17,567
Preferred Stocks	3,659	493	30,433	6,760	34,092	7,253
Total Temporarily Impaired Fixed Maturities Securities	$151,885	$6,520	$140,361	$19,483	$292,246	$26,003
Common Stock	$-	$100	$-	$-	$-	$100
Total temporarily Impaired Securities	$151,885	$6,620	$140,361	$19,483	$292,246	$26,103

          The following table presents the total gross unrealized losses in excess of 12 months for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost by December 31, 2011.

		Unrealized Loss
# of Issuers	% of Market/Book	(In thousands)

20	90%-99%	$3,951
13	80%-89%	6,075
6	70%-79%	1,788
6	60%-69%	7,668
1	0%-49%	1
46		$19,483

As of March 31, 2012 and December 31, 2011, the Company had approximately $333.1 million and $339.9 million, respectively, of gross unrealized gains in fixed maturities.

The Company had approximately $317.0 million and $313.9 million of net unrealized gains in fixed maturities as of March 31, 2012 and December 31, 2011, respectively.

Limited Partnerships:

The following table presents the carrying value of the limited partnership investments.

	March 31, 2012	December 31, 2011
	(In thousands)

Debt/Collateralized bond obligations	$687	$722
Hedge Related Funds	6,577	7,778
Infrastructure	22,977	22,609
Leveraged buy-out/Merchant	37,296	37,074
Mezzanine and Senior Debt	1,403	1,540
Oil and Gas	27,197	23,823
Real Estate	31,081	30,227
Restructuring	41,973	39,484
Equity Funds	3,404	3,666
	$172,595	$166,923

The cost bases of the investments in limited partnerships were approximately $156.5 million and $159.5 million at March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012 and December 31, 2011, the net unrealized gains on limited partnerships were $24.7 million and $16.0 million, respectively, all of which related to limited partnerships accounted for under the fair value method.  The cost and carrying values of the limited partnerships accounted for under the fair value method were $135.7 million and $160.4 million at March 31, 2012 and $139.3 million and $155.3 million at December 31, 2011, respectively.

The following table presents the investment activity in the limited partnership investments.

	Equity Method Partnerships	Fair Value Partnerships	Total
	(In thousands)

Three Months Ended March 31, 2012
Contributions	$238	$3,425	$3,663
Equity in earnings (loss) of partnerships	585	-	585
Distributions:
Return of capital	(242)	(3,934)	(4,176)
Return on capital	-	(2,714)	(2,714)
Increase in unrealized gains (losses) reflected in other comprehensive income	-	8,314	8,314
Change in limited partnerships	581	5,091	5,672
Limited partnerships, beginning of period	11,651	155,272	166,923
Limited partnerships, end of period	$12,232	$160,363	$172,595

Three Months Ended March 31, 2011
Contributions	$10	3,701	3,711
Equity in earnings (loss) of partnerships	2,140		2,140
Distributions:
Return of capital	(247)	$(7,243)	$(7,490)
Return on capital	-	(4,708)	(4,708)
Increase in unrealized gains (losses) reflected in other comprehensive income	-	30,993	30,993
Change in limited partnerships	1,903	22,743	24,646
Limited partnerships, beginning of period	11,255	184,246	195,501
Limited partnerships, end of period	$13,158	$206,989	$220,147

As of March 31, 2012, limited partnerships with a carrying value of $19.6 million and a gross unrealized loss of $1.1 million, have been in an unrealized loss position for under twelve months.  Limited partnerships with a carrying value of $50 thousand and a gross unrealized loss of $8 thousand have been in an unrealized loss position for over twelve months.

As of March 31, 2012, the Company was committed to contribute, if called upon, an aggregate of approximately $39.6 million of additional capital to certain of these limited partnerships.  Commitments of $38.5 million and $1.1 million will expire in 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments is returned to the limited partners prior to the end of the commitment period (generally 3-5 years), the capital may be recalled.

3.

FAIR VALUE MEASUREMENTS

The following section describes the valuation methods used by the Company for each type of financial instrument it holds that is carried at fair value:

Fixed Maturities

The Company utilizes an independent third-party pricing service to estimate fair value measurements for approximately 99% of its fixed maturities.  The majority of the remaining fair value measurements are based on non-binding broker prices  because either quoted market prices or an estimate from a pricing service is unavailable.  The broker prices are based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service.  In general, the Company utilizes one third-party pricing service to obtain the market price of each security and utilizes a secondary pricing service to verify the reasonableness of market prices.  The Company performs an analysis on the prices received from third-party security pricing services and independent brokers to ensure that the prices represent a reasonable estimate of the fair value. The Company validates the valuations from its primary pricing source through a variety of procedures that include but are not limited to comparison to additional independent third-party pricing services or brokers, where possible, a review of third-party pricing service methodologies and comparison of prices to actual trades for specific securities where observable data exists.  The pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications and models that include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  The prices developed are “evaluated prices”, representing “bid”-side valuations for the securities as of 3:00 PM on the closing date of the quarterly financial statements.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios for issues that have early redemption features.

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

	Fair Value Measurements Using
		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:	(In thousands)
Fixed Maturities:
U.S. government and agencies	$45,096	$43,183	$1,732	$181
States and municipalities	367,506	-	367,506	-
Corporate debt securities	2,905,230	-	2,876,509	28,721
Mortgage backed securities	113,543	-	113,156	387
Preferred Stock	89,311	-	89,311	-
Fixed Maturities	3,520,686	43,183	3,448,214	29,289

Common Stock	1,522	1,209	313	-
Derivatives	3,498	-	3,498	-
Cash and cash equivalents	10,313	10,313	-	-
Short-Term investments	115,714	-	115,714	-
Limited partnerships	160,363	-	-	160,363
Total	$3,812,096	$54,705	$3,567,739	$189,652

	Fair Value Measurements Using
	As of	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:	(In thousands)
Fixed Maturities:
U.S. government and agencies	$45,323	$43,355	$1,787	$181
States and municipalities	371,605	-	371,605	-
Corporate debt securities	2,413,242	-	2,375,486	37,756
Public utilities	485,820	-	485,410	410
Mortgage backed securities	122,471	-	122,058	413
Preferred Stock	82,294	-	82,294	-
Fixed Maturities	3,520,755	43,355	3,438,640	38,760

Common Stock	1,302	1,302	-	-
Derivatives	3,358	-	3,358	-
Cash and cash equivalents	47,110	47,110	-	-
Short-Term investments	61,233	-	61,233	-
Limited partnerships	155,272	-	-	155,272
Total	$3,789,030	$91,767	$3,503,231	$194,032

Significant Unobservable Inputs for Level 3 Assets

Level 3 investments include limited partnerships and certain fixed maturities.  Valuations for limited partnerships classified within Level 3 are based on net asset value information (provided by the general partner or manager of the partnership), which includes multiple underlying investments for which either observable market prices or other valuation methods are used to determine the fair value.   Valuations for fixed maturities classified within Level 3 are primarily based on broker/dealer quotes.  For both those securities within limited partnerships valued using models or fixed maturities classified within Level 3, there is a lack of transparency as to inputs used to develop the valuations.  Accordingly, the quantitative detail of related unobservable inputs is neither provided nor reasonably available to the Company.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

(In thousands)
	Limited partnerships	Common Stock	Fixed Maturities	Total
For the three months ended March 31, 2012
Beginning Balance at December 31, 2011	$155,272	$-	$38,760	$194,032
Total gains or losses (realized/unrealized)
Included in earnings	-	-	46	46
Realized losses from limited partnerships, net of OTTI	(378)		-	(378)
Included in other comprehensive income	8,692	-	321	9,013
Purchases	3,425	-	2,478	5,903
Sales	(6,648)	-	(12,316)	(18,964)
Ending Balance at March 31, 2012	$160,363	$-	$29,289	$189,652

	Limited Partnerships	Common Stock	Fixed Maturities	Total
For the three months ended March 31, 2011
Beginning Balance at December 31, 2010	$184,246	$381	$19,975	$204,602
Total gains or losses (realized/unrealized)
Realized gains from limited partnerships, net of OTTI	3,769	-	-	3,769
Included in other comprehensive income	27,224	123	(1,383)	25,964
Purchases	3,701	-	-	3,701
Sales	(11,951)	(177)	-	(12,128)
Transfers in and /or out of Level 3	-	-	710	710
Ending Balance at March 31, 2011	$206,989	$327	$19,302	$226,618

          During the three months ended March 31, 2012 and 2011, certain fixed maturity securities were transferred in and out of Level 3 from Level 2 as a result of the unavailability or availability of market observable quoted prices received from an independent third-party pricing service.

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

		March 31, 2012		December 31, 2011
Investment Category	Investment Category Includes	Fair Value Using Net Asset Value	Unfunded Commitments	Fair Value Using Net Asset Value	Unfunded Commitments
		(In thousands)
Restructuring	Securities of companies that are in default, under bankruptcy protection or troubled.	$41,973	$10,349	$39,484	$10,463
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired with the use of leverage.	37,296	12,750	37,074	14,349
Real estate	Real estate assets, real estate joint ventures and real estate operating companies.	31,081	2,193	30,227	2,303
Infrastructure	Investments in essential public goods and services such as transportation and energy projects with long-term stable cash flows located around the globe.	22,977	7,201	22,609	7,464
Oil and gas	Equity and equity related investments in the upstream and midstream independent oil and gas sector of North America.	27,197	4,286	23,823	4,351
Other	Secondary, mezzanine, debt and collateralized bond offerings.	5,494	2,782	5,928	2,782
Total private equity funds		166,018	39,561	159,145	41,712
Hedge multi-strategy	Pursue multiple strategies i.e. arbitrage, credit, structured credit, long/short equity to reduce risks and reduce volatility.	6,577	-	7,778	-
Total hedge funds		6,577	-	7,778	-
Total Limited Partnerships		$172,595	$39,561	$166,923	$41,712

Fair Values of Derivative Instruments

(In thousands)	Asset Derivatives
	March 31, 2012		December 31, 2011
	Balance Sheet Location		Balance Sheet Location
		Fair Value		Fair Value
Payor Swaptions	Derivative Instruments	$3,498	Derivative Instruments	$3,358

Total derivatives not designated as hedging instruments		$3,498		$3,358

Total derivatives		$3,498		$3,358

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2012	2011
(In thousands)
Payor Swaptions	Realized investment gains (losses)	$140	$(132)

Total		$140	$(132)

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

March 31, 2012	Carrying Value	Estimated Fair Value
Assets	(In thousands)

Policy Loans	$18,681	$18,681
Limited Partnerships	12,232	12,232
Liabilities
Policyholders' Account Balances	$2,310,905	$2,548,990

December 31, 2011	Carrying Value	Estimated Fair Value
	(In thousands)
Assets
Policy Loans	$18,442	$18,442
Limited Partnerships	11,651	11,651
Liabilities
Policyholders' Account Balances	$2,323,364	$2,555,894

4.	CHANGE IN NET UNREALIZED INVESTMENT GAINS/(LOSSES)

		Tax
	Pre Tax	(Expense)/	After-Tax
	Amount	Benefit	Amount
For the three months ended March 31, 2012:	(In thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during period	$11,363	$(3,977)	$7,386
Plus: reclassification adjustment for net losses realized in net income	723	(253)	470
Change related to deferred policy acquisition costs	(507)	177	(330)
Net unrealized investment gains	$11,579	$(4,053)	$7,526

For the three months ended March 31, 2011:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during period	$24,451	$(16,814)	$7,637
Plus: reclassification adjustment for net gains realized in net income	(4,841)	1,695	(3,146)
Change related to deferred policy acquisition costs	1,407	7,764	9,171
Net unrealized investment gains	$21,017	$(7,355)	$13,662

5.

SHAREHOLDERS' EQUITY

During 2011 and the first three months of 2012, the Board of Directors maintained a quarterly dividend of $.0625 per share.  During 2011 and through the first quarter of 2012, the Company had not purchased or retired shares of its common stock.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase up to 385,000 shares of common stock.

6.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In addition, the Company contributes 5% of each employee’s salary to the 401(k) plan.  The Company contribution is subject to a vesting schedule and is made for all employees, irrespective of an employee’s contribution to the plan.  The Company contributed approximately $95,100 and $95,600 into this plan during the three months ended March 31, 2012 and March 31, 2011, respectively.

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

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  In the United States, the Company is generally no longer subject to federal income tax examinations by tax authorities for the years prior to 2006.  For 2006 and 2007, the Company may be subject to tax examinations because the IRS and the Company agreed to an extension of the statute of limitations.

In order to calculate income tax expense, the Company estimates an annual effective income tax rate based on projected results for the year and applies this projected rate to income before taxes to calculate income tax expense. Any refinements made, due to subsequent information that affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  The Company currently estimates the annual effective income tax rate from continuing operations as of March 31, 2012 to be 33.7%.

The Company applied FASB guidance relating to accounting for uncertainty in income taxes.   The balance of the unrecognized tax benefits was $7,374 at December 31, 2011 and $13,020 as of March 31, 2012.

The Company records interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the uncertain tax liability above was $110,261 as of December 31, 2011 and $115,908 as of March 31, 2012.

As of March 31, 2012, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits or liabilities will significantly increase or decrease within the next 12 months.

8.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of March 31, 2012, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We are engaged in the sale of insurance products including individual annuities, individual life insurance and accident and health insurance.  Our revenues are derived primarily from premiums received from the sale of annuity contracts and life, accident and health products, investment income and from gains (net of losses) from our investment portfolio.

Under GAAP, our revenues from the sale of whole life insurance products and annuity contracts with life contingencies are treated differently from our revenues from the sale of annuity contracts without life contingencies, deferred annuities and universal life insurance products.  Premiums from the sale of life insurance products and life contingent annuities are reported as premium income on our income statement.  Premiums from the sale of deferred annuities, universal life insurance products and annuities without life contingencies are not reported as revenues, but rather are reported as additions to policyholders’ account balances on our balance sheet.  For these products, revenues are recognized principally through the spread between interest income on invested assets and interest credited to policyholder’s accounts.  Additional revenues are recognized over time in the form of policy fee income, surrender charges and mortality and other charges deducted from policyholders’ account balances.

The profitability of our individual annuities, individual life insurance and group accident and health products depends largely on the size of our in-force book of business, the adequacy of product pricing and underwriting discipline, and the efficiency of our claim and expense management.

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements that involve risks and uncertainties.   Forward-looking statements reflect management's current expectations of future events, trends or results based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Forward-looking statements can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth in Part I, Item 1A of our 2011 Form 10-K, which are incorporated herein by reference, and those, if any, discussed in “Risk Factors” under Part II, Item 1A of this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Overview

Results

Our net income was $3.8 million or $ 0.13 per share for the three months ended March 31, 2012, compared with net income of $7.5 million or $ 0.25 per share for the same period in 2011.  The decrease in net income of $3.7 million for the first quarter 2012 compared to 2011 is principally due to a decrease in net realized investment gains of $2.4 million, an increase in other-than-temporary impairment (“OTTI”) losses of $3.1 million, and a decrease in equity in earnings on limited partnerships of $1.6 million.  These items were partially offset by decreases in general expenses and taxes of $0.9 million and income taxes of $2.0 million.  Our total revenues for the three months ended March 31, 2012 were $ 56.7 million, a decrease of 12.7% or $8.2 million from $ 64.9 million in the three months ended March 31, 2011.  Benefits and expenses for the three months ended March 31, 2012 were $ 50.9 million, a decrease of 4.9% or $2.6 million from $ 53.5 million for the same three-month period in 2011.

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

Persistency is the rate at which insurance policies remain in force, expressed as a percentage of the number of policies remaining in force over the previous year. Policyholders may not continue to pay premiums/annuity considerations, thus causing their policies/annuity contracts to lapse.

The assumed rate of return on invested cash and desired spreads during the period that insurance policies or annuity contracts are in force also affects pricing of products and currently includes an assumption by the Company of a specified rate of return and/or spread on its investments for each year that such insurance or annuity product is in force.

Investments

Our principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation.  From a financial statement perspective, these factors must be considered when determining the recognition of impairments and income, as well as the determination of fair values. See Note 1 to the Condensed Consolidated Financial Statements “Summary of Significant Accounting Policies” for a discussion of the evaluation of available-for-sale securities holdings in accordance with our impairment policy, whereby we evaluate whether such investments are other-than-temporarily impaired (“OTTI”) and factors considered by security classification in the OTTI evaluation.  In addition, the earnings on certain investments are dependent upon market conditions, which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.  The determination of fair values in the absence of quoted market values is based on valuation methodologies, securities we deem to be comparable and assumptions deemed appropriate given the circumstances.  The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

We derive a predominant portion of our total revenues from investment income. We manage most of our investments internally.  All investments are governed by the Statement of Investment Policy established and approved by the Finance and Investment Committee and the Board of Directors of the Insurance Company and Presidential Life Corporation and by qualitative and quantitative limits prescribed by applicable insurance laws and regulations.  The Finance and Investment Committee meets regularly to set and review investment policy and to approve current investment plans.  The actions of the Finance and Investment Committees are subject to review and approval by the Board of Directors of the Insurance Company and Presidential Life Corporation.  Our Statement of Investment Policy must comply with the New York State Department of Financial Services (“NYDFS”) regulations and the regulations of other applicable regulatory bodies.

Our investment philosophy generally focuses on purchasing investment-grade securities with the intention of holding such securities to maturity.  Our investment philosophy also focuses on the intermediate longer-term horizon and is not oriented towards trading.  However, as market opportunities, liquidity or regulatory considerations may dictate, securities may be sold prior to maturity.  We have categorized all fixed maturity securities as available for sale and carry such investments at market value.

We manage our investment portfolio to meet the diversification, yield and liquidity requirements of our insurance policy and annuity contract obligations. Our liquidity requirements are monitored regularly so that cash flow needs are met.  Adjustments are made periodically to our investment policies to reflect changes in our short and long-term cash needs, as well as changing business and economic conditions.

We seek to manage our investment portfolio in part to reduce our exposure to interest rate fluctuations.  In general, the market value of our fixed maturity portfolio increases or decreases in an inverse relationship with fluctuations in interest rates, and our net investment income increases or decreases in direct relationship with interest rate changes.  For example, if interest rates decline, our fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates.  If interest rates increase, our fixed maturity investments generally will decrease in market value, while net investment income will generally increase.  Because prevailing market interest rates frequently shift, we have adopted strategies that are designed to address either an increase or decrease in prevailing rates.

The primary market risk in our investment portfolio is interest rate risk and to a lesser degree, credit risk.  Our exposure to foreign exchange risk is not significant.  We have no direct commodity risk.  Changes in interest rates can potentially impact our profitability.  In certain scenarios where interest rates are volatile, we could be exposed to disintermediation risk and reduction in net interest rate spread or profit margin.  (See the discussion below in “Asset/Liability Management” for additional information related to the Company’s interest risk and its management.)

Risk-Based Capital

Under the National Association of Insurance Commissioner’s (“NAIC”) risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company

(Mandatory Control Level).  At December 31, 2011, the Insurance Company’s Company Action Level was $69.2 million and the Mandatory Control Level was $24.2 million. The Insurance Company’s adjusted capital at December 31, 2011 was $384.9 million, which exceeds the amounts triggering all four action levels.  The Company’s RBC ratio as of December 31, 2011 was 556%.  Given a dividend payment of $34.25 million in the first quarter of 2012, we estimate the RBC ratio would be reduced to approximately 512% as of March 31, 2012.

Agency Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace.  There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.  In the event the ratings are downgraded, the level of revenues or the prospects of our business may be adversely impacted.

In April 2012, the A.M. Best Company affirmed the financial strength rating of the Insurance Company of “B++” (Good) and upgraded the issuer credit rating, or ICR, to “bbb+” (Good) from “bbb“ (Good) of the Insurance Company and upgraded the ICR of the Presidential Life Corporation to “bb+”  from “bb“.  The ratings have been assigned a stable outlook.

The ratings reflect our strong capitalization, profitable earnings and the early stage execution of our business strategy to move from a regional distributor of annuity products to a national platform. However, A.M. Best believes that our narrow product offering, the income volatility on our limited partnership investments and the high minimum crediting rates on our in-force business partially offset the positive rating factors.

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

A.M. Best's rating is based on factors that primarily are relevant to policyholders, agents and intermediaries and is not directed towards the protection of investors, nor is it intended to allow investors to rely on such a rating in evaluating our financial condition.

Results of Operations

A comparison of the significant items for the three months ended March 31, 2012 with the same period in 2011 follows.

A.

Revenues

Total annuity considerations and life and accident and health insurance premiums were $8.9 million and $5.9 million for the first three months of 2012 and 2011, respectively, a period-over-period increase of $3.0 million or 51.2%.  Life insurance and accident and health premiums were $ 4.2 million and $4.5 million for the first three months of 2012 and 2011, respectively, a period-over-period decrease of $0.3 million or 7.7%.  Immediate annuity considerations with life contingencies were approximately $ 4.7 million and $1.4 million for the first three months of 2012 and 2011, respectively, a period-over-period increase of $3.4 million or 246.1%.  These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $17.0 million and $12.4 million in the first three months of 2012 and 2011, respectively, a period-over-period increase of $4.6 million or 37.1%.  The increases in annuity sales were primarily due to a successful sales effort with recent retirees of a targeted company in the first three months of 2012.

Policy Fee Income

Universal life and investment type policy fee income was approximately $0.8 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively, a period-over-period decrease of $0.1 million or 10.4%.  Policy fee income consists principally of amounts assessed during the period against policyholders’ account balances for mortality and surrender charges.

Net Investment Income and Equity in Earnings on Limited Partnerships

Net investment income and equity in earnings on limited partnerships totalled approximately $47.1 million and $51.6 million during the first three months of 2012 and 2011, respectively, a period-over-period decrease of $4.5 million or 8.7%.

Net investment income totalled approximately $46.5 million and $49.5 million for the first three months of 2012 and 2011, respectively, a period-over-period decrease of $3.0 million or 6.0%.  Excluding the return on the Company’s limited partnership investments and other realized gains, the investment yields ratios (net investment income to average cash and invested assets based on book value) for the first three months of 2012 and 2011 were 5.64% and 5.98%, respectively.

Income from limited partnerships that are accounted for using the equity method of accounting amounted to approximately $0.6 million and $2.1 million for the first three months of 2012 and 2011, respectively, a period-over-period decrease of $1.6 million or 72.7%.  Income from limited partnerships accounted for under the equity method tend to fluctuate since changes in unrealized gains and losses are reflected within earnings.  Income included within distributions of the limited partnerships accounted for under the fair value method are classified as realized gains and losses and therefore excluded from net investment income (see below).

Net Realized Investment Gains and Losses and OTTI losses recognized in earnings

Realized investment gains (losses), including OTTI losses, amounted to $(0.7) million and $4.8 million for the first three months of 2012 and 2011, respectively, a period-over-period reduction of $5.5 million. The table below details the components of these amounts:

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Fixed maturities	$496	$1,205
Limited partnerships	2,714	4,708
Derivatives	140	(132)
Net realized investment gains (losses), excluding OTTI losses	$3,350	$5,781
OTTI losses recognized in earnings:
Limited partnerships	(3,092)	(939)
Fixed maturities and equities	(981)	(1)
Total OTTI losses recognized in earnings	$(4,073)	$(940)
Net realized investment gains (losses), including OTTI losses	$(723)	$4,841

The decrease in realized gains, including OTTI, was primarily due to an OTTI charge of $3.1 million related to one limited partnership in the first quarter of 2012 and lower realized gains on distributions from limited partnerships of $2.0 million in the first quarter of 2012 relative to 2011.  Realized gains on limited partnerships tend to fluctuate from period-to-period consistent with fluctuations in distributions.

B.

Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid to policyholders amounted to $ 43.9 million and $45.0 million for the first three months of 2012 and 2011, respectively, a period-over-period decrease of $1.1 million or 2.4%.  The decrease is primarily due to the lower interest credited to policyholders’ account balances of $0.9 million due to a decline in both policyholder liabilities and the average crediting rate on policyholder liabilities.

A significant contributor to our profitability depends, in large part, on the investment returns generated on our portfolio, (excluding our limited partnerships), less what we are contractually obligated to credit to our policyholders (this is referred to as “investment spread”).  The crediting rates on reserves for the first three months of 2012 and 2011 were 4.93% and 4.97%, respectively.  The actual investment spreads for the three months ended March 31, 2012 and March 31, 2011 were 0.71% and 1.01%, respectively.

General Expenses and Taxes

General expenses and taxes were $5.3 million and $6.2 million for the first three months of 2012 and 2011, respectively, a period-over-period decrease of $0.9 million or 15.1%.  The decrease in general expenses and taxes was primarily due to non-recurring expenses incurred during the first quarter of 2011, including severance costs and legal and accounting expenses associated with a financial restatement.

Commissions

Commissions to agents, net were $1.4 million and $1.2 million for the first three months of 2012 and 2011, respectively, a period-over-period increase of $0.2 million or 19.7%.  Commission expense increased in the first quarter of 2012 relative to 2011 due to higher annuity sales.

Change in Deferred Policy Acquisition Costs (“DAC”)

The net expense from changes in the net DAC was $0.3 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively, a period-over-period decrease of $0.8 million, principally related to lower amortization of DAC on annuity sales due to lower realized gains.  Despite higher sales, deferred costs for the first quarters of 2012 and 2011 were stable due to a reduction in deferred costs of $0.2 million during the first quarter of 2012 resulting from the prospective adoption of a new accounting principle that reduced the scope of deferrable costs to those directly linked to successful sales efforts.

Changes in DAC consist of the following three elements as summarized below:

	For the three months ended March 31,
	2012	2011
	(In thousands)

Change in DAC due to deferred costs associated with product sales	$(1,272)	$(1,241)
Amortization of DAC on deferred annuity business	462	1,056
Amortization of DAC on the remainder of the Company’s business	1,125	1,316
Net change in DAC	$315	$1,131

Under applicable accounting rules, DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  Essentially, as estimated profits of the Insurance Company related to these assets increase, the amount and timing of amortization is accelerated.  The lower level of amortization in the first three months of 2012 results primarily from lower net income in 2012 relative to 2011.

C.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $5.8 million and $11.4 million for the first three months of 2012 and 2011, respectively, a period-over-period decrease of $5.6 million.

D.

Income Taxes

Income tax expense was approximately $1.9 million and $3.9 million for the first three months of 2012 and 2011, respectively, a period-over-period decrease of $2.0 million.   The annual effective income tax rates were 33.7% and 34.5% for the first three months of 2012 and 2011, respectively.

E.

Net Income

For the reasons discussed above, net income was approximately $3.8 million and $7.5 million during the first three months of 2012 and 2011, respectively, a period-over-period decrease of $3.7 million.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income increased from a gain of approximately $192.8 million at December 31, 2011 to a gain of $200.3 million at March 31, 2012.  The increase was due to an increase in net unrealized investment gains, net of taxes, during the first three months of the year of approximately $7.5 million.  A decline in interest rates was the primary reason for the increase.

The following information summarizes the components of the unrealized investment gains:
	As of
	March 31, 2012	December 31, 2011
	(In thousands)

Fixed maturities	$317,045	$313,872
Limited partnerships	24,686	15,994
Common stocks	774	554
Unrealized investment gains	342,505	330,420
Deferred federal income tax expense	(107,876)	(103,824)
Amortization (benefit) of deferred acquisition costs	(34,288)	(33,781)
Net unrealized investment gains	$200,341	$192,815

Liquidity and Capital Resources

We are an insurance holding company and our primary uses of cash are operating expenses and dividend payments.  Our principal sources of cash are interest on our investments, dividends from the Insurance Company and rent from our real estate.  During the first quarter of 2012, our Board of Directors declared a quarterly cash dividend of $0.0625 per share payable on April 1, 2012.  During the first three months of 2012, we did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, which it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses) on a statutory basis.  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent of the NYDFS and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The NYDFS has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  We cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to us in an amount sufficient to fund our cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In 2011, the Insurance Company made $26.9 million in dividend payments to us.  In the first quarter of 2012, the Insurance Company made $34.25 million in dividend payments to us.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 37.6% of the aggregate policyholders’ account balances on in-force deferred annuities held by us have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  In 2011, annuity surrenders and death claims outpaced new sales causing a minor decline in total annuity in-force.  In 2012, we believe that surrenders and death claim activity combined with the challenging low interest rate environment for annuity sales may result in a slight decline in  total annuities in-force.  Policyholder account balance surrenders totaled approximately $28.4 million and $32.0 million for the three-month periods ending March 31, 2012 and 2011, respectively. In 2012, surrender charges will expire for approximately 11.3% of aggregate policyholders’ account balances on in-force deferred annuities.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, our ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  We have operated in the annuity business throughout rising and falling interest rate periods and have consistently managed this business regardless of the rate trends.  Our ratio of surrenders to average reserves on our deferred annuity business for the first three months of 2012 was approximately 5.5% on an annualized basis.  As of December 31, 2011, our ratio of surrenders to average reserves on our deferred annuity business was also 5.5% on an annualized basis.

We conduct testing of our cash flow needs based on varying interest rate scenarios.  These tests are conducted pursuant to the NYDFS requirements and are filed with that Department. Recent testing indicates that in a moderately increasing interest rate environment, annuity surrenders would not materially alter our liquidity needs.   This is partially due to the fact that our average annuity credited rate is somewhat higher than the market average.  Our blend of deferred and immediate annuities and its payor swaption investments operate as a buffer to us against the impact of interest sensitive surrenders in a possibly rising interest rate environment.

Our life and accident and health insurance liabilities are actuarially calculated on a regular basis and we are capable of meeting such liabilities.  Reserves for such business are carefully monitored and regulated by the NYDFS.  Because life and accident and health insurance products represent a relatively small percentage of our product mix and because the business is heavily reinsured, it is not anticipated that any spike in life and accident and health insurance claims would have a material impact on our liquidity.

We do not currently rely on credit facilities to fund our liquidity needs for the payment of policyholder withdrawals or claims and do not anticipate such a need in the coming year. Moreover, based on projected trends and in the economy as a whole on our financial condition, we do not anticipate the need to liquidate a material amount of our investment portfolio to meet surrender and policy claim liabilities in the coming year.

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash used in our operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately  ($1.9) million and  ($7.9) million during the three months ended March 31, 2012 and 2011, respectively.  Net cash (used in) provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately  ($23.4) million, and $ 30.9 million during the three months ended March 31, 2012 and 2011, respectively.

For purposes of our consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of our universal life insurance and annuity products.  The payment of dividends by us is also considered to be a financing activity.  Net cash used in our financing activities amounted to approximately ($11.5) million and ($26.6) million during the three months ended March 31, 2012 and 2011, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on our consolidated balance sheet.

Given the Insurance Company's historic cash flow and current financial results, we believe that, for the next twelve months and for the reasonably foreseeable future, the Insurance Company's cash flow from investments and operating activities will provide sufficient liquidity for the operations of the Insurance Company, as well as provide sufficient funds to us, so that we will be able to pay our other operating expenses.   Due to potential changes in the economic climate, we can make no assurances with respect to the payment of future dividends.

To meet our anticipated liquidity requirements, we purchase investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, we analyze the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, we invest a portion of its total assets in short-term investments, approximately 2.9% and 1.5% as of March 31, 2012 and December 31, 2011, respectively.  We manage the investment portfolio focusing on duration management to support our current and future liabilities.  Through periodic monitoring of the effective duration of the company’s assets and liabilities, we ensure that the degree of duration mismatch is within the guidelines of our policy which provides for a mismatch of up to one year. As of March 31, 2012 and December 31, 2011, the effective duration of the Company's fixed income portfolio was approximately 5.94 and 5.92 years, respectively, which was within one year of our liability duration.

The table below summarizes the credit quality of our fixed maturity securities, excluding preferred stocks, as of March 31, 2012 and December 31, 2011 as rated by Standard and Poor’s.

	As of March 31, 2012		As of December 31, 2011
(In thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value

US Treasuries	$43,183	1.3%	$43,354	1.3%
AAA	143,595	4.2%	145,701	4.2%
AA	366,637	10.7%	380,259	11.1%
A	1,070,553	31.2%	1,065,556	31.0%
BBB, BBB+, BBB-	1,622,357	47.3%	1,588,158	46.2%
BB, BB+, BB-	133,761	3.9%	141,408	4.1%
B	35,807	1.0%	58,773	1.7%
CCC, CC, C or lower	15,482	0.5%	15,252	0.3%
Total	$3,431,375	100.0%	$3,438,461	100.0%

On a statutory basis, the Insurance Company is subject to Regulation 130 adopted and promulgated by the NYDFS.  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of March 31, 2012 and December 31, 2011, approximately 5.4% and 5.1%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

Investments in below investment grade securities have different risks than investments in corporate debt securities rated investment grade.  Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities because below investment grade securities generally are unsecured and often are subordinated to other creditors of the issuer.  Also, issuers of below investment grade securities usually have high levels of indebtedness and often are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers.  Typically, there is only a thinly traded market for such securities and recent market quotations may not be available for some of these securities.  Market quotes generally are available only from a limited number of dealers and may not represent firm bids of such dealers or prices for actual sales.  We attempt to reduce the overall risk in our below investment grade portfolio, as in all of our investments, through careful credit analysis, investment policy limitations, and diversification by company and by industry.  Below investment grade debt investments, as well as other investments, are being monitored on an ongoing basis.

As of March 31, 2012, the carrying value of our investments in limited partnerships was approximately $172.6 million or 4.5% of the Company's total invested assets.  Pursuant to NYDFS regulations, our investments in equity securities, including limited partnership interests, may not exceed 20% of our total invested assets.  At March 31, 2012 and December 31, 2011, our investments in equity securities, including limited partnership interests, were approximately 4.5% and 4.4%, respectively, of our total invested assets. Such investments are included in our consolidated balance sheet under the heading "Limited partnerships". We are committed, if called upon during a specified period, to contribute an aggregate of approximately $39.6 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of our investments in limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $38.5 million and $1.1 million will expire in 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments is returned to the limited partners prior to the end of the commitment period (generally 3-5 years), the capital may be recalled.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by our ability to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for earnings of hedge fund limited partnerships.  There can be no assurance that we will continue to achieve the same level of returns on our investments in limited partnerships as we have historically or that we will achieve any returns on such investments at all.  Further, there can be no assurance that we will receive a return of all or any portion of our current or future capital investments in limited partnerships.  The failure to receive the return of a material portion of our capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on our financial condition and results of operations.

All 50 states of the United States and the District of Columbia have insurance guaranty fund laws requiring all life insurance companies doing business within the jurisdiction to participate in guaranty associations that are organized to pay contractual obligations under insurance policies (and certificates issued under group insurance policies) issued by impaired or insolvent life insurance companies.  These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged.  Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.  These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's solvency.  The amount of these assessments in prior years has not been material.  However, the amount and timing of any future assessment on the Insurance Company under these laws cannot be reasonably estimated and are beyond our control.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.

We believe that a portfolio composed principally of fixed-rate investments that generate predictable rates of return should support our fixed-rate liabilities.  We do not have a specific target rate of return.  Instead, our rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Our portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with our investment objectives of effective asset-liability matching, liquidity and safety.

The market value of our fixed maturity portfolio changes as interest rates change.  In general, rate decreases causes asset prices to rise, while rate increases causes asset prices to fall.

Asset/Liability Management

A persistent focus of the Insurance Company’s management is maintaining the appropriate balance between the duration of its invested assets and the duration of its contractual liabilities to its annuity holders and credit suppliers.  Towards this end, at least quarterly, our investment department determines the duration of our invested assets in coordination with our actuaries, who are responsible for calculating the liability duration.  In the event it is determined that the duration gap between our assets and liabilities exceeds a one year target level, we re-position our assets through the sale of invested assets or the purchase of new investments.

As an element of our asset liability management strategy, we have utilized hedges against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as payor swaptions.  Swaptions are options to enter into an interest rate swap arrangement with a counterparty (major money-center U.S. bank) at a specified future date.  At expiration, the counterparty would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The total notional amount of our three payor swaptions at March 31, 2012 was $221.5 million and the swaptions expire annually from January 2015 through 2017.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates on the valuation of fixed maturity investments.  With the swaptions, we should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

We have determined that the payor swaptions represent a “non-qualified hedge”. These investments are classified on the balance sheet as “Derivative Instruments”. The value of the payor swaptions is recognized at “fair value” (market value), with any change in fair value reflected in the income statement as a realized gain or loss. The market value of the Payor Swaptions totalled $3,498,280 at March 31, 2012. This represented an increase in market value since December 31, 2011 of $140,479.

We conduct periodic cash flow tests assuming different interest rates scenarios in order to demonstrate the reserve adequacy.  If a test reveals a potential deficiency, we may be required to increase our reserves to satisfy its statutory accounting requirements. Based on testing as of December 31, 2011, the Insurance Company holds a reserve of $7.7 million which satisfies the statutory requirements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have made no financial commitments or guarantees with any unconsolidated subsidiary or special purpose entity.  All of our subsidiaries are wholly owned and their results are included in the accompanying consolidated financial statements.

	Less than			After
Contractual Obligations	1 Year	1-3 Years	4-5 Years	5 Years	Total

Policy Liabilities (1)	$562,943	$869,042	$591,513	$2,369,197	$4,392,695
Unfunded Limited Partnership Commitments (2)	$38,423	$1,138	$-	$-	$39,561
FIN 48 Liabilities	$(601)	$294	$320	$-	$13
Purchase obligations and Other (3)	$600	$278	$198	$-	$1,076
Total Contractual Obligations	$601,365	$870,752	$592,031	$2,369,197	$4,433,345

 (1) The difference between the recorded liability of $3,043.2 million, and the total payment obligation amount of $4,392.7 million, is $1,349.5 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges. Of the total payment of $4,392,7 million, $2,876.1 million, or approximately 65.5%, is from our deferred annuity, life, and accident and health business.  Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

(2) See Note 2 “Investments”, of the consolidated financial statements

(3) Purchase obligations include contracts where we have a non-cancelable commitment to purchase goods and services.

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

In a declining interest rate environment, our cost of funds would be expected to decrease over time, reflecting lower interest crediting rates on our fixed annuities.  Conversely, in an increasing interest rate environment, the cost of funds would be expected to increase, reflecting higher interest crediting rates.  Should increased liquidity be required for withdrawals in such an interest rate environment, management believes that the portion of our investments that are designated as available for sale in our consolidated balance sheet could be sold without materially adverse consequences in light of the general strengthening in market prices that would be expected in the fixed maturity security market.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (²GAAP²) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.  In applying these accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Insurance Company’s business operations.  The accounting policies we considered to be critically important in the preparation and understanding of our financial statements and related disclosures are presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2011.

New Accounting Pronouncements

See Note 1(L) of the consolidated financial statements for a full description of the new accounting pronouncements including the respective dates of adoption and the effects on the results of our operations and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  During the first three months of 2012, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2011.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2012, we have, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2012 the Company is not a party to any legal proceedings, the adverse outcome of which, in our opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

Item 1A.  Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect the financial condition and results of operations and the trading price of our common stock.  For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s 2011 Form 10-K.  In connection with our preparation of this quarterly report, we have reviewed and considered these risk factors and have determined that there have been no material changes to our risk factors since the date of filing the 2011 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

a) Exhibits

31.1

     Certification of Chief Executive Officer

31.2

     Certification of Chief Financial Officer

32.1

     Certification of Chief Executive Officer

32.2

     Certification of Chief Financial Officer

b)

Reports on Form 8-K

Description

Granting of restricted stock to certain officers effective March 1, 2012 (filed as Item 5.02 to the Company’s Form 8-K, filed on March 2, 2012 and incorporated herein by reference).

PRESIDENTIAL LIFE CORPORATION

May 9, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   May 9, 2012

  /s/ Donald L. Barnes

Donald L. Barnes, President and Duly

Authorized Officer of the Registrant

Date:   May 9, 2012

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

Date: May 9, 2012

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

Date: May 9, 2012

                                          /s/P.B. (Pete) Pheffer

                                                                                                    ----------------------

P.B. (Pete) Pheffer

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Barnes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Donald L. Barnes

------------------

Donald L. Barnes

Chief Executive Officer

May 9, 2012

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, P.B. (Pete) Pheffer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ P.B. (Pete) Pheffer

-------------------

P.B. (Pete) Pheffer

Chief Financial Officer

May 9, 2012