Form 10-Q
period 2012-06-30
PRESIDENTIAL LIFE CORP
filed 2012-08-08
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The number of shares of registrant’s common stock outstanding as of August 7, 2012 was 29,591,739.

INDEX

Part I	Financial Information		Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	As of June 30, 2012 (Unaudited) and December 31, 2011		3

	Consolidated Statements of Comprehensive Income (Unaudited)
	For the three and six months ended June 30, 2012 and 2011		4

	Consolidated Statements of Shareholders' Equity (Unaudited)
	For the six months ended June 30, 2012 and 2011		5

	Consolidated Statements of Cash Flows (Unaudited)
	For the six months ended June 30, 2012 and 2011		6

	Notes to Consolidated Financial Statements (Unaudited)		7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations		29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		40

Item 4.	Controls and Procedures		40

Part II -	Other Information		41

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Mine Safety Disclosures
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			44

Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			45
			46
			47
			48

PART 1 - FINANCIAL INFORMATION
PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
Item 1. Financial Statements	June 30,	December 31,
	2012	2011
ASSETS:	(Unaudited)
Investments:
Fixed maturities:
Available for sale at market (Amortized cost
of $ 3,202,170 and $ 3,206,884 respectively)	$3,572,710	$3,520,755
Common stocks (Cost of $ 748 and
$ 748, respectively)	1,382	1,302
Derivative instruments, at fair value	2,210	3,358
Real estate	415	415
Policy loans	19,225	18,442
Short-term investments	115,312	61,233
Limited Partnerships	176,890	166,923
Total Investments	$3,888,144	$3,772,428

Cash and cash equivalents	5,276	47,110
Accrued investment income	46,944	47,289
Deferred policy acquisition costs	39,128	41,746
Furniture and equipment, net	1,578	1,065
Amounts due from reinsurers	19,575	19,116
Amounts due from investment transactions	475	23,880
Federal income taxes recoverable	2,208	-
Other assets	1,417	1,649
TOTAL ASSETS	$4,004,745	$3,954,283

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$2,305,505	$2,323,364
Annuity	624,771	634,397
Life and accident and health	85,698	83,855
Other policy liabilities	19,448	20,633
Total Policy Liabilities	$3,035,422	$3,062,249
Deposits on policies to be issued	520	490
General expenses and taxes accrued	5,654	2,521
Federal income taxes payable	-	1,411
Deferred federal income taxes, net	104,397	82,355
Amounts due for investment transactions	5,114	268
Other liabilities	17,546	17,045
Total Liabilities	$3,168,653	$3,166,339

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,591,739 and 29,574,697 shares, respectively)	$296	$296
Additional paid in capital	7,493	7,408
Accumulated other comprehensive income	237,642	192,815
Retained earnings	590,661	587,425
Total Shareholders’ Equity	836,092	787,944
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,004,745	$3,954,283

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	(Unaudited)		(Unaudited)
REVENUES:	2012	2011	2012	2011
Insurance Revenues:
Premiums	$4,110	$4,443	$8,281	$8,961
Annuity considerations	3,820	3,033	8,542	4,397
Universal life and investment type policy fee income	815	867	1,649	1,798
Equity in earnings (losses) on limited partnerships	546	(176)	1,130	1,964
Net investment income	46,722	48,885	93,227	98,343
Net realized investment gains (losses):
Total Other-than-temporary impairment ("OTTI") losses	$(1,000)	$(5,776)	$(5,073)	$(6,716)
OTTI losses recognized in other comprehensive income	-	3,088	-	3,088
Net OTTI losses recognized in earnings	$(1,000)	$(2,688)	$(5,073)	$(3,628)
Net realized capital gains, excluding OTTI losses	4,566	19,630	7,916	25,411
Other income	862	305	1,433	1,944
TOTAL REVENUES	$60,441	$74,299	$117,105	$139,190

BENEFITS AND EXPENSES:
Death and other life insurance benefits	$4,398	$4,432	$8,697	$8,916
Annuity benefits	19,821	20,430	39,841	41,858
Interest credited to policyholders' account balances	24,618	25,550	49,166	51,026
Other interest and other charges	284	448	678	707
Decrease in liability for future policy benefits	(3,522)	(7,807)	(8,858)	(14,457)
Commissions to agents, net	1,004	1,211	2,384	2,364
General expenses and taxes	8,241	6,905	13,521	13,123
Change in deferred policy acquisition costs	917	2,031	1,231	3,162
TOTAL BENEFITS AND EXPENSES	$55,761	$53,200	$106,660	$106,699

Income before income taxes	$4,680	$21,099	$10,445	$32,491

Provision (benefit) for income taxes:
Current	$2,947	$3,240	$5,606	$2,290
Deferred	(1,380)	4,038	(2,096)	8,919
	$1,567	$7,278	$3,510	$11,209

NET INCOME	$3,113	$13,821	$6,935	$21,282

OTHER COMPREHENSIVE INCOME (after tax)
Net unrealized investment gains from available for sale securities, net of income tax expense of $24,138 and $18,581, respectively.	37,301	20,846	44,827	34,508
TOTAL OTHER COMPREHENSIVE INCOME	$37,301	$20,846	$44,827	$34,508
TOTAL COMPREHENSIVE INCOME	$40,414	$34,667	$51,762	$55,790

Earnings per common share, basic	$0.11	$0.47	$0.23	$0.72
Earnings per common share, diluted	$0.11	$0.47	$0.23	$0.72

Weighted average number of shares outstanding during the period, basic	29,591,739	29,574,697	29,586,121	29,574,697
Weighted average number of shares outstanding during the period, diluted	29,593,383	29,576,541	29,590,464	29,574,697

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In thousands)
(Unaudited)

				Accumulated
		Additional		Other
	Capital	paid-in-	Retained	Comprehensive
Six Months Ended June 30, 2011	stock	Capital	Earnings	Income	Total

Balance at January 1, 2011	$296	$7,123	$555,880	$118,609	$681,908

Comprehensive Income:

Net income			21,282		$21,282

Net unrealized investment gains				34,508	34,508

Comprehensive income					$55,790

Share based compensation		160			160

Dividends paid to shareholders			(3,697)		(3,697)

Balance at June 30, 2011	$296	$7,283	$573,465	$153,117	$734,161

Six Months Ended June 30, 2012

Balance at January 1, 2012	$296	$7,408	$587,425	$192,815	$787,944

Comprehensive Income:

Net income			6,935		$6,935

Net unrealized investment gains				44,827	44,827

Comprehensive income					$51,762

Share based compensation		85			85

Dividends paid to shareholders			(3,699)		(3,699)

Balance at June 30, 2012	$296	$7,493	$590,661	$237,642	$836,092

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	(Unaudited)
	2012	2011
OPERATING ACTIVITIES:
Net income	$6,935	$21,282
Adjustments to reconcile net income to net cash provided by operating activities:
(Provision) benefit for deferred income taxes	(2,096)	8,919
Depreciation and amortization	46	65
Stock option expense	85	160
Amortization of fixed maturity discounts and premiums	(1,233)	(3,516)
Equity in earnings on limited partnerships	(1,130)	(1,964)
Realized investment gains including OTTI charges	(2,843)	(21,783)
Changes in:
Accrued investment income	344	(3,826)
Deferred policy acquisition costs	1,231	3,162
Federal income tax recoverable	(3,619)	(7,437)
Liability for future policy benefits	(7,783)	(13,530)
Other items, net	1,400	1,510
Net Cash Used in Operating Activities	$(8,663)	$(16,958)

INVESTING ACTIVITIES:
Fixed Maturities: Available for sale
Acquisitions	$(112,923)	$(210,337)
Sales and maturities	119,631	256,862
Common Stock:
Acquisitions	-	(7,458)
Sales	14	7,752
Increase in short-term investments and policy loans	(54,862)	(49,730)
Limited partnership investments:
Contributions to limited partnerships	(8,270)	(9,872)
Distributions from limited partnerships	16,867	42,064
Net change in amounts due from/for investment transactions	28,251	44,059
Net Cash (Used In) Provided By Investing Activities	$(11,292)	$73,340

FINANCING ACTIVITIES:
Decrease in policyholders’ account balances	$(17,859)	$(38,859)
Bank overdrafts	(351)	(869)
Change in deposits on policies to be issued	30	(534)
Dividends paid to shareholders	(3,699)	(3,697)
Net Cash Used In Financing Activities	$(21,879)	$(43,959)

(Decrease) Increase in Cash and Cash Equivalents	(41,834)	12,423
Cash and Cash Equivalents at Beginning of Period	47,110	5,924

Cash and Cash Equivalents at End of Period	$5,276	$18,347

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$9,226	$13,957
Interest Paid	$-	$-

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

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  Management believes that, although the disclosures are adequate, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2011.

C.

Segment Reporting

The Company manages and reports the business as a single segment in accordance with Financial Accounting Standards Board (“FASB”) guidance, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Our Chief Executive Officer, who is our chief operating decision maker, evaluates financial information for our business as a single segment in allocating resources and assessing performance.  Substantially all of the Company’s 2012 premiums and deposits received from policyholders are divided between annuities (approximately 74%), life insurance (approximately 19%) and accident and health insurance (approximately 7%).  The nature of these product lines is sufficiently similar to permit their aggregation as a single reporting segment.

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

The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits and money market instruments.

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

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  The Company reviews prices for reasonableness relative to prior periods for that security or other comparable securities and will reassess prices that do not seem to represent a reasonable fair value.  If a price is reassessed, the Company will typically obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought.  At June 30, 2012, the Company has not adjusted any pricing provided by the pricing service based on the review performed by our investment managers.

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

F.

Deferred Policy Acquisition Costs

The costs of acquiring new business (principally commissions and certain underwriting, agency and policy issue expenses), all of which vary with the production of new business, have been deferred.  Beginning January 1, 2012, deferred costs must directly relate to the successful acquisition of a new or renewal insurance contract.  Refer to Note 1L below for the effect of adopting this new guidance during the six months ended June 30, 2012.  When a policy is surrendered, the remaining unamortized cost is written off.  Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at time of policy issue and loss recognition testing at the end of each year.

For immediate annuities with life contingencies, deferred policy acquisition costs are amortized over the life of the contract in proportion to expected future benefit payments.  For immediate annuities without life contingencies, the constant yield method or prospective deposit method is used to establish the DAC asset.

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

J.

Earnings Per Common Share  (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding during the periods presented. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the six months ended June 30, 2012 and 2011 was 29,590,464 and 29,574,697, respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS during the six months ended June 30, 2012 or 2011.

Options totalling 139,544 and 538,083 shares of common stock for the six months ended June 30, 2012 and June 30, 2011, respectively were not included in the computation of weighted average shares because the impact of these options was antidilutive.

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

Pronouncements Adopted during the Six Months Ended June 30, 2012

Deferred Acquisition Costs

In October 2010, the FASB issued authoritative guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Further, the guidance clarifies that an entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection and contract selling for successfully negotiated contracts. The updated guidance is effective on either a retrospective or prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period. The Company adopted the new guidance on a prospective basis effective January 1, 2012.  As a result of adoption, the Company capitalized approximately $0.4 million less in acquisition costs compared to the amount that would have been capitalized if the Company’s previous accounting policy had been applied for the six months ended 2012.

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

Intangibles - Goodwill and Other

In September 2011, the FASB issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied.  Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact a reporting unit’s fair value and lead to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.  If an entity determines that it is more likely than not, it must perform an impairment test. The first step of the impairment test involves comparing the estimated fair value of a reporting unit to its carrying value, including goodwill.  If the carrying value of a reporting unit exceeds the estimated fair value, a second step must be performed to measure the amount of goodwill impairment, if any.  In the second step, the implied fair value of the reporting unit’s goodwill is determined in the same manner as goodwill is measured in a business combination (i.e., by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount ascribed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill.  If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The updated guidance is effective January 1, 2012.  The adoption of this guidance did not have an effect on our results of operations, financial position or liquidity.

Pronouncements Finalized but not Yet Adopted

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued an Accounting Standards Update (the “Update”) requiring an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The disclosure requirements apply to financial instruments and derivative instruments that are either offset in accordance with ASC Section 210-20-45 or Section 815-10-45, or subject to an enforceable master netting arrangement or similar agreement. The Update requires entities to disclose in tabular format certain quantitative information separately for assets and liabilities, including but not limited to: gross amounts of those recognized assets and liabilities; amounts offset to determine the net amounts presented in the statement of financial position; net amounts presented in the statement of financial position; and amounts subject to an enforceable master netting arrangement.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  We expect this guidance to affect financial statement disclosures but not to have an impact on our consolidated results of operations and financial condition.

Impairment of Indefinite-Lived Intangible Assets

In July 2012, the FASB issued amended guidance on testing indefinite-lived intangible assets for impairment. Under the amended guidance, an entity can first assess qualitative factors to determine whether an indefinite-lived intangible asset may be impaired. If the entity concludes that it is not likely that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. But if the entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the asset’s fair value with its carrying amount in accordance with existing guidance. The entity may also bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The entity will be able to resume performing the qualitative assessment in any subsequent period. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently assessing the impact of this guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures, but does not expect it to impact its consolidated financial position or results of operations.

2. INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of June 30, 2012.

The following information summarizes the components of net investment income:

	For the six months ended	For the six months ended
	June 30, 2012	June 30, 2011
	(In thousands)	(In thousands)

Fixed maturities	$94,529	$97,832
Common stocks	16	358
Short term investments	82	151
Other investment income	1,117	1,817
	95,744	100,158

Less: investment expenses	2,517	1,815

Net investment income	$93,227	$98,343

	For the three months ended	For the three months ended
	June 30, 2012	June 30, 2011
	(In thousands)	(In thousands)

Fixed maturities	$47,110	$49,014
Common stocks	8	336
Short term investments	46	61
Other investment income	759	373
	47,923	49,784

Less: investment expenses	1,201	899

Net investment income	$46,722	$48,885

Net Realized Investment Gains (Losses):
	Six Months Ended June 30,
	2012	2011
	(In thousands)

Fixed maturities	$1,742	$6,183
Common stocks	14	219
Limited partnerships	7,308	19,672
Derivatives	(1,148)	(663)
Net realized investment gains (losses), excluding OTTI losses	$7,916	$25,411
Total OTTI losses recognized in earnings	$(5,073)	$(3,628)
Net realized investment gains (losses), including OTTI losses	$2,843	$21,783

Net Realized Investment Gains (Losses):
	Three Months Ended June 30,
	2012	2011
	(In thousands)

Fixed maturities	$1,246	$5,116
Common stocks	14	81
Limited partnerships	4,594	14,964
Derivatives	(1,288)	(531)
Net realized investment gains (losses), excluding OTTI losses	$4,566	$19,630
Total OTTI losses recognized in earnings	$(1,000)	$(2,688)
Net realized investment gains (losses), including OTTI losses	$3,566	$16,942

     The following table presents fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at June 30, 2012:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities	(In thousands)
US Treasury obligations and direct obligations of US Government Agencies	$-	$-	$1,710	$190	$1,710	$190
States, municipalities and political subdivision	292	5	479	-	771	5
Public Utilities	13,489	692	3,142	947	16,631	1,639
Mortgage backed securities	3,576	84	1,499	85	5,075	169
Corporate Bonds	61,040	1,828	99,751	7,368	160,791	9,196
Preferred Stocks	9,229	96	19,791	1,834	29,020	1,930
Total Temporarily Impaired Fixed Maturities Securities	$87,626	$2,705	$126,372	$10,424	$213,998	$13,129
Common Stock	$76	$6	$-	$-	$76	$6
Total Temporarily Impaired Securities	$87,702	$2,711	$126,372	$10,424	$214,074	$13,135

       The following table presents the total gross unrealized losses in excess of 12 months for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost by June 30, 2012:

# of Issuers	% of Market/Book	Unrealized Loss
		(In thousands)
38	90%-99%	$3,484
12	80%-89%	4,403
2	70%-79%	1,176
1	60%-69%	1,360
-	50%-59%	-
1	0%-49%	1
54		$10,424

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

As of June 30, 2012 and December 31, 2011, the Company had approximately $383.7 million and $339.9 million, respectively, of gross unrealized gains in fixed maturities.

The Company had approximately $370.5 million and $313.9 million of net unrealized gains in fixed maturities as of June 30, 2012 and December 31, 2011, respectively.

Limited Partnerships:

The following table presents the carrying value of the limited partnership investments.

	June 30, 2012	December 31, 2011
	(In thousands)

Debt/Collateralized bond obligations	$720	$722
Hedge Related Funds	7,126	7,778
Infrastructure	23,593	22,609
Leveraged buy-out/Merchant	38,413	37,074
Mezzanine and Senior Debt	1,197	1,540
Oil and Gas	27,332	23,823
Real Estate	31,460	30,227
Restructuring	43,768	39,484
Equity Funds	3,281	3,666
	$176,890	$166,923

The cost bases of the investments in limited partnerships were approximately $155.3 million and $159.5 million at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012 and December 31, 2011, the net unrealized gains on limited partnerships were $30.2 million and $16.0 million, respectively, all of which related to limited partnerships accounted for under the fair value method.  The cost and carrying values of the limited partnerships accounted for under the fair value method were $134.0 million and $164.2 million at June 30, 2012 and $139.3 million and $155.3 million at December 31, 2011, respectively.

The following table presents the investment activity in the limited partnership investments.
	Equity Method Partnerships	Fair Value Partnerships	Total
	(In thousands)

Six Months Ended June 30, 2012:
Contributions	$394	$7,876	$8,270
Equity in earnings (loss) of partnerships	1,130	-	1,130
Distributions:
Return of capital	(524)	(9,034)	(9,558)
Return on capital (net realized gain, excluding OTTI)	-	(7,308)	(7,308)
Increase in unrealized gains (losses) reflected in other comprehensive income, excluding the effect of realized gains from distributions	-	17,433	17,433
Change in limited partnerships	1,000	8,967	9,967
Limited partnerships, beginning of period	11,651	155,272	166,923
Limited partnerships, end of period	$12,651	$164,239	$176,890

Six Months Ended June 30, 2011:
Contributions	$1,500	8,372	9,872
Equity in earnings (loss) of partnerships	1,964	-	1,964
Distributions:
Return of capital	(3,009)	$(19,005)	$(22,014)
Return on capital (net realized gain, excluding OTTI)	-	(19,672)	(19,672)
Increase in unrealized gains (losses) reflected in other comprehensive income, excluding the effect of realized gains from distributions	-	40,505	40,505
Change in limited partnerships	455	10,200	10,655
Limited partnerships, beginning of period	11,255	184,246	195,501
Limited partnerships, end of period	$11,710	$194,446	$206,156

	Equity Method Partnerships	Fair Value Partnerships	Total
	(In thousands)

Three Months Ended June 30, 2012:
Contributions	$156	$4,451	$4,607
Equity in earnings (loss) of partnerships	546	-	546
Distributions:
Return of capital	(283)	(5,101)	(5,384)
Return on capital (net realized gain, excluding OTTI)	-	(4,593)	(4,593)
Increase in unrealized gains (losses) reflected in other comprehensive income, excluding the effect of realized gains from distributions	-	9,119	9,119
Change in limited partnerships	419	3,876	4,295
Limited partnerships, beginning of period	12,232	160,363	172,595
Limited partnerships, end of period	$12,651	$164,239	$176,890

Three Months Ended June 30, 2011:
Contributions	$1,500	4,671	6,171
Equity in earnings (loss) of partnerships	(176)	-	(176)
Distributions:
Return of capital	(2,772)	$(11,301)	$(14,073)
Return on capital (net realized gain, excluding OTTI)	-	(14,964)	(14,964)
Increase in unrealized gains (losses) reflected in other comprehensive income, excluding the effect of realized gains from distributions	-	9,051	9,051
Change in limited partnerships	(1,448)	(12,543)	(13,991)
Limited partnerships, beginning of period	13,158	206,989	220,147
Limited partnerships, end of period	$11,710	$194,446	$206,156

As of June 30, 2012, limited partnerships with a carrying value of $6.3 million and a gross unrealized loss of $0.6 million, have been in an unrealized loss position for under twelve months.  Limited partnerships with a carrying value of $0.1 million and a gross unrealized loss of $8,500 have been in an unrealized loss position for over twelve months.

As of June 30, 2012, the Company was committed to contribute, if called upon, an aggregate of approximately $35.9 million of additional capital to certain of these limited partnerships.  Commitments of $34.7 million and $1.1 million will expire in 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments is returned to the limited partners prior to the end of the commitment period (generally 3-5 years), the capital may be recalled.

3.

FAIR VALUE MEASUREMENTS

The following section describes the valuation methods used by the Company for each type of financial instrument it holds that is carried at fair value:

Fixed Maturities

The Company utilizes an independent third-party pricing service to estimate fair value measurements for approximately 99% of its fixed maturities.  The majority of the remaining fair value measurements are based on non-binding broker prices because either quoted market prices or an estimate from a pricing service are unavailable.  The broker prices are based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service.  In general, the Company utilizes one third-party pricing service to obtain the market price of each security and utilizes a secondary pricing service to verify the reasonableness of market prices.  The Company performs an analysis on the prices received from third-party security pricing services and independent brokers to ensure that the prices represent a reasonable estimate of the fair value. The Company validates the valuations from its primary pricing source through a variety of procedures that include but are not limited to comparison to additional independent third-party pricing services or brokers, where possible, a review of third-party pricing service methodologies and comparison of prices to actual trades for specific securities where observable data exists.  The pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications and models that include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  The prices developed are “evaluated prices”, representing “bid”-side valuations for the securities as of 3:00 PM on the closing date of the quarterly financial statements.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios for issues that have early redemption features.

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

Limited partnerships

The Company initially estimates the fair value of investments in certain limited partnerships by reference to the transaction price. Subsequently, the Company generally obtains the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are generally audited annually. The Company considers observable market data and performs diligence procedures in validating the appropriateness of using the net asset value as a fair value measurement. The Company includes the valuation of limited partnership accounted for under the fair value method in Level 3.  The remaining carrying value recognized in the consolidated balance sheets represents investments in other limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed.

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

	Fair Value Measurements Using
		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:	(In thousands)
Fixed Maturities:
U.S. government and agencies	$45,097	$43,200	$1,716	$181
States and municipalities	387,961	-	387,961	-
Corporate debt securities	2,955,489	-	2,931,439	24,050
Mortgage backed securities	95,412	-	95,057	355
Preferred Stock	88,751	-	88,751	-
Fixed Maturities	3,572,710	43,200	3,504,924	24,586

Common Stock	1,382	1,108	274	-
Derivatives	2,210	-	2,210	-
Cash and cash equivalents	5,276	5,276	-	-
Short-Term investments	115,312	-	115,312	-
Limited partnerships	164,239	-	-	164,239
Total	$3,861,129	$49,584	$3,622,720	$188,825

	Fair Value Measurements Using
	As of	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:	(In thousands)
Fixed Maturities:
U.S. government and agencies	$45,323	$43,355	$1,787	$181
States and municipalities	371,605	-	371,605	-
Corporate debt securities	2,413,242	-	2,375,486	37,756
Public utilities	485,820	-	485,410	410
Mortgage backed securities	122,471	-	122,058	413
Preferred Stock	82,294	-	82,294	-
Fixed Maturities	3,520,755	43,355	3,438,640	38,760

Common Stock	1,302	1,302	-	-
Derivatives	3,358	-	3,358	-
Cash and cash equivalents	47,110	47,110	-	-
Short-Term investments	61,233	-	61,233	-
Limited partnerships	155,272	-	-	155,272
Total	$3,789,030	$91,767	$3,503,231	$194,032

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

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

(In thousands)
	Limited partnerships	Common Stock	Fixed Maturities	Total
For the six months ended June 30, 2012
Beginning Balance at December 31, 2011	$155,272	$-	$38,760	$194,032
Total gains or losses (realized/unrealized)
Included in earnings	-	15	99	114
Realized gains from limited partnerships, net of OTTI	3,215		-	3,215
Included in other comprehensive income	14,218	-	276	14,494
Purchases	7,876	-	6,147	14,023
Sales	(16,342)	(15)	(20,696)	(37,053)
Ending Balance at June 30, 2012	$164,239	$-	$24,586	$188,825

For the three months ended June 30, 2012
Beginning Balance at March 31, 2012	$160,363	$-	$29,289	$189,652
Total gains or losses (realized/unrealized)
Included in earnings	-	15	53	68
Realized gains from limited partnerships, net of OTTI	3,594	-	-	3,594
Included in other comprehensive income	5,525	-	(44)	5,481
Purchases	4,451	-	3,669	8,120
Sales	(9,694)	(15)	(8,381)	(18,090)
Ending Balance at June 30, 2012	$164,239	$-	$24,586	$188,825

	Limited Partnerships	Common Stock	Fixed Maturities	Total
For the six months ended June 30, 2011
Beginning Balance at December 31, 2010	$184,246	$381	$19,975	$204,602
Total gains or losses (realized/unrealized)
Included in earnings	(939)	-	-	(939)
Realized gains from limited partnerships, net of OTTI	19,671			19,671
Included in other comprehensive income	21,773	(204)	(794)	20,775
Purchases	8,372	-	-	8,372
Sales	(38,677)	(177)	(3,311)	(42,165)
Transfers in and /or out of Level 3	-	-	4,014	4,014
Ending Balance at June 30, 2011	$194,446	$-	$19,884	$214,330

For the three months ended June 30, 2011
Beginning Balance at March 31, 2011	$206,989	$327	$19,302	$226,618
Total gains or losses (realized/unrealized)
Included in earnings	-	-	-	-
Realized gains from limited partnerships, net of OTTI	14,963	-	-	14,963
Included in other comprehensive income	(5,912)	(327)	(919)	(7,158)
Purchases	4,671	-	-	4,671
Sales	(26,265)	-	(3,388)	(29,653)
Transfers in and /or out of Level 3	-	-	4,889	4,889
Ending Balance at June 30, 2011	$194,446	$-	$19,884	$214,330

          During the six months ended June 30, 2011, certain fixed maturity securities were transferred in and out of Level 3 from Level 2 as a result of the unavailability or availability of market observable quoted prices received from an independent third-party pricing service.

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

		June 30, 2012		December 31, 2011
Investment Category	Investment Category Includes	Fair Value Using Net Asset Value	Unfunded Commitments	Fair Value Using Net Asset Value	Unfunded Commitments
		(In thousands)
Restructuring	Securities of companies that are in default, under bankruptcy protection or troubled.	$43,768	$9,909	$39,484	$10,463
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired with the use of leverage.	38,413	11,573	37,074	14,349
Real estate	Real estate assets, real estate joint ventures and real estate operating companies.	31,460	2,126	30,227	2,303
Infrastructure	Investments in essential public goods and services such as transportation and energy projects with long-term stable cash flows located around the globe.	23,593	6,414	22,609	7,464
Oil and gas	Equity and equity related investments in the upstream and midstream independent oil and gas sector of North America.	27,332	3,077	23,823	4,351
Other	Secondary, mezzanine, debt and collateralized bond offerings.	5,198	2,782	5,928	2,782
Total private equity funds		169,764	35,881	159,145	41,712
Hedge multi-strategy	Pursue multiple strategies i.e. arbitrage, credit, structured credit, long/short equity to reduce risks and reduce volatility.	7,126	-	7,778	-
Total hedge funds		7,126	-	7,778	-
Total Limited Partnerships		$176,890	$35,881	$166,923	$41,712

Fair Values of Derivative Instruments

(In thousands)	Asset Derivatives
	June 30, 2012		December 31, 2011
	Balance Sheet Location		Balance Sheet Location
		Fair Value		Fair Value
Payor Swaptions	Derivative Instruments	$2,210	Derivative Instruments	$3,358

Total derivatives not designated as hedging instruments		$2,210		$3,358

Total derivatives		$2,210		$3,358

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
		2012	2011
(In thousands)
Payor Swaptions	Realized investment gains (losses)	$(1,148)	$(663)

Total		$(1,148)	$(663)

The following represents the estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

June 30, 2012	Carrying Value	Estimated Fair Value
Assets	(In thousands)

Policy Loans	$19,225	$19,225
Limited Partnerships	12,651	12,651
Liabilities
Policyholders' Account Balances	$2,305,505	$2,717,891

December 31, 2011	Carrying Value	Estimated Fair Value
	(In thousands)
Assets
Policy Loans	$18,442	$18,442
Limited Partnerships	11,651	11,651
Liabilities
Policyholders' Account Balances	$2,323,364	$2,555,894

4.	CHANGE IN NET UNREALIZED INVESTMENT GAINS/(LOSSES)

		Tax
	Pre-Tax	(Expense)/	After-Tax
	Amount	Benefit	Amount
For the six months ended June 30, 2012:	(In thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during period	$73,811	$(25,834)	$47,977
Plus: reclassification adjustment for net losses realized in net income	(2,843)	995	(1,848)
Change related to deferred policy acquisition costs	(2,003)	701	(1,302)
Net unrealized investment gains	$68,965	$(24,138)	$44,827

For the six months ended June 30, 2011:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during period	$34,702	$(12,230)	$22,472
Plus: reclassification adjustment for net gains realized in net income	21,783	(7,624)	14,159
Change related to deferred policy acquisition costs	(3,266)	1,143	(2,123)
Net unrealized investment gains	$53,219	$(18,711)	$34,508

5.

SHAREHOLDERS' EQUITY

During 2011 and the first six months of 2012, the Board of Directors maintained a quarterly dividend of $.0625 per share.  During 2011 and through the first six months of 2012, the Company had not purchased or retired shares of its common stock.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase up to 385,000 shares of common stock.

6.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In addition, the Company contributes 5% of each employee’s salary to the 401(k) plan.  The Company contribution is subject to a vesting schedule and is made for all employees, irrespective of an employee’s contribution to the plan.  The Company contributed approximately $128,800 and $219,200 into this plan during the six months ended June 30, 2012 and June 30, 2011, respectively.  On March 1, 2012, the Company granted 17,042 of restricted stock grants to employees that vest evenly over a 3-year period.

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

The Company applies FASB guidance relating to accounting for uncertainty in income taxes.   The liability for unrecognized tax benefits was $30,354 and $7,374 at June 30, 2012 and December 31, 2011, respectively, which is included within Federal Income Taxes Recoverable/Payable in the Consolidated Balance Sheet.  The Company records interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the uncertain tax liability was $133,241 and $110,261 as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits or liabilities will significantly increase or decrease within the next 12 months.

8.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of June 30, 2012, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Pursuant to an agreement dated May 24, 2012 (the “Reimbursement Agreement”) with a potential acquirer, the Company agreed to reimburse their reasonable out-of-pocket costs and expenses incurred in connection with a potential transaction with the Company, up to $2.0 million.  Such payment is required pursuant to the Reimbursement Agreement in the event of the following: (1) if on or after the 150th date after May 24, 2012, the Company and the potential acquirer had not entered into a definitive agreement concerning the potential transaction, subject to certain terms and conditions contained therein; or (2) if, among other things, the Company entered into a definitive agreement with another party for an alternative transaction. Pursuant to the terms of the Reimbursement Agreement and as a result of the Company’s entry into the Merger Agreement (as defined below), as disclosed in Note 9—Subsequent Events, the Company has accrued $2 million at June 30, 2012 related to the amounts that may be claimed due by the potential acquirer under the Reimbursement Agreement; such amount is reflected within general expenses and taxes in the Consolidated Statements of Comprehensive Income.

9

SUBSEQUENT EVENTS

Purchase of Great American Life Assurance Company

On July 3, 2012, the Company completed the purchase of Great American Life Assurance Company (“GALAC”), an Ohio domiciled insurance company with approximately $5.60 million in statutory capital and surplus, for cash of $7.04 million. As a result, GALAC became a wholly-owned subsidiary of the Company on July 3, 2012.  At the time of purchase, GALAC’s statutory capital and surplus principally consisted of cash, short-term investments, and bonds reduced by liabilities for accrued expenses and taxes as policyholder obligations related to in-force contracts are fully reinsured. The purchase price is subject to adjustment for the differential between final statutory capital and surplus at June 30, 2012 and $5.60 million. GALAC maintains licenses to write life and annuity business in 38 states plus the District of Columbia. The Company is obtaining the aforesaid licenses and statutory capital and surplus as part of this transaction.  With respect to the state licenses acquired, the Company will record an intangible asset with indefinite life of approximately $1.2 million.  The purchase of GALAC has not been reflected in the accompanying financial statements.

Entry into Agreement and Plan of Merger with Athene Annuity & Life Assurance Company

On July 12, 2012, the Company and Athene Annuity & Life Assurance Company (“Athene”), a Delaware-domiciled insurer focused on retail fixed and index annuity sales and reinsurance, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, a newly formed subsidiary of Athene will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Athene.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock, par value $0.01 per share (“Company Common Stock”), will be converted into the right to receive $14.00 in cash (the “Merger Consideration”). In addition, each unexercised option (each, a “Company Option”) outstanding immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive an amount in cash, if any, without interest and net of all applicable withholding taxes, equal to (a) the excess, if any, of the Merger Consideration over the per share exercise price of the applicable Company Option, multiplied by (b) the aggregate number of shares of common stock that may be acquired upon exercise of such Company Option. Immediately prior to the effective time of the Merger, restricted shares held under the Company Equity Plan (as defined in the Merger Agreement) will become fully vested.  Such fully vested shares will then be converted into the right to receive the Merger Consideration at the effective time of the Merger.

The aggregate purchase price will total approximately $415 million.

The Merger Agreement contains certain termination rights of the Company and Athene. The Company will be required to pay Athene a termination fee of $18.0 million (the “Termination Fee”) upon termination of the Merger Agreement under specified circumstances, including: (i) termination by the Company of the Merger Agreement in order to enter into a definitive acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement); (ii) termination by Athene of the Merger Agreement in the event that, among others, (a) the Board of Directors of the Company effects a Change in Recommendation (as defined in the Merger Agreement) prior to obtaining Company shareholder approval or (b) the Board of Directors of the Company fails to reaffirm publicly and unconditionally its recommendation that the Company’s shareholders adopt the Merger Agreement and approve the Merger within two business days of Athene’s written request to do so (such request may be made at any time following public disclosure of an alternative acquisition transaction proposal), which public reaffirmation must also include the unconditional rejection of such alternative acquisition transaction proposal; (iii) termination by Athene or the Company in the event that the holders of a majority of the outstanding shares of Company Common Stock fail to approve the Merger Agreement; and (iv) termination by Athene or the Company in the event that the closing of the Merger does not occur by the Outside Date (as defined in the Merger Agreement), and (A) an Acquisition Proposal is publicly disclosed after the date of the Merger Agreement and prior to such termination, and (B) within 12 months after such termination, the Company enters into a definitive agreement with respect to, or consummates, the transaction contemplated by any Acquisition Proposal (as defined in the Merger Agreement). The Merger Agreement sets forth certain other circumstances under which the Termination Fee may be due and owing from the Company to Athene.

If the Merger Agreement is terminated by either party for any reason other than the failure to obtain such enumerated regulatory approvals or a breach of the Merger Agreement by Athene, the Company will reimburse Athene for its out-of-pocket expenses, excluding Hedging Costs, up to a maximum of $3.0 million. Alternatively, if either party terminates the Merger Agreement as a result of certain failures to obtain regulatory approvals as enumerated therein, the Company will be required to reimburse Athene for their out-of-pocket expenses, excluding Hedging Costs (as defined in the Merger Agreement), up to a maximum of $1.0 million, plus 50% of all Net Hedging Costs (as defined in the Merger Agreement) not to exceed $12.5 million.

The Merger is conditioned, among other things, on: (i) the approval of the holders of a majority of the outstanding shares of Company Common Stock; (ii) the absence of certain legal impediments to the consummation of the Merger; and (iii) the receipt of certain regulatory approvals regarding the transactions contemplated by the Merger Agreement, including expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and approvals by certain state insurance regulatory authorities, including the New York State Department of Financial Services. In addition, prior to the receipt of the Extraordinary Dividend (as defined in the Merger Agreement), the Company must have Net Assets (as defined in the Merger Agreement) of at least $40.0 million, comprised of substantially the same type and mix of assets as the Net Assets of the Company on the date of the Merger Agreement.

At June 30, 2012, the Company had $70.5 million of Net Assets.  Subsequent to June 30, 2012, the Company’s Net Assets were reduced by the purchase of GALAC. In addition, we expect that prior to the closing of the Merger, Net Assets will be further reduced by the payment of ordinary dividends, operating expenses and transaction costs related to the Merger.

The Merger is expected to close in late 2012. Upon consummation of the Merger, the Company will delist from the NASDAQ and no longer be a publicly traded corporation.

Litigation Relating to the Merger

We, our directors, Athene and Merger Sub were named as defendants in two putative class action complaints filed in the Supreme Court of the State of New York, County of Rockland.  One complaint is captioned Katen Patel v. Presidential Life Corp., Donald L. Barnes, John D. McMahon, Dominic F. D’Adamo, William A. Demilt, Ross B. Levin, Lawrence Read, Lawrence Rivkin, Stanley Rubin, Frank A. Shepard, William M. Trust Jr., Athene Annuity & Life Assurance Company and Eagle Acquisition Corp., and was filed on July 18, 2012 (the “Patel Complaint”).  The second complaint (the “Palmisano Complaint”) was brought in the name of an Anthony Palmisano, as plaintiff, and names the same defendants as the Patel Complaint.   The Palmisano Complaint was filed on July 30, 2012.

The Patel Complaint, purportedly brought on behalf of a class of stockholders, alleges that our directors breached their fiduciary duties in connection with the proposed Merger because, among other things, the proposed Merger is the product of a flawed process, the Merger Agreement contains preclusive deal protection terms and our directors failed to properly value Presidential.  The complaint further alleges that Athene aided and abetted the directors’ purported breaches. The plaintiff seeks injunctive and other equitable relief, including enjoining us from consummating the Merger, and damages, in addition to fees and costs.  The Palmisano Complaint asserts substantially the same allegations and purported claims, and seeks essentially the same relief, as the Patel Complaint.

We believe that the claims asserted in these suits are without merit and intend to vigorously defend these matters.

The Company intends to file preliminary proxy materials with the SEC that address the sales process and the Board of Directors’ considerations for the sale.

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

Executive Overview

Results

Our net income was $6.9 million or $0.23 per share for the six months ended June 30, 2012, compared with net income of $21.3 million or $0.72 per share for the same period in 2011.  The decrease in net income of $14.4 million for the six months ended June 30, 2012 compared to 2011 is principally due to a decrease in net realized investment gains of $17.5 million, a decrease in net investment income of $5.1 million, an increase in other-than-temporary impairment (“OTTI”) losses of $1.4 million, partially offset by decreases in income taxes of $7.7 million and change in policy acquisition costs of $1.9 million.  Our total revenues for the six months ended June 30, 2012 were $117.1 million, a decrease of 15.9% or $22.1 million from $139.2 million for the six months ended June 30, 2011.  Benefits and expenses remained relatively unchanged for the six months ended June 30, 2012 in comparison to the same six-month period in 2011.

Second quarter 2012 net income was $3.1 million or $0.11 per share, compared with net income of $13.8 million or $0.47 per share for the comparable quarter in 2011.  Income before income taxes was $4.7 million and $21.1 million for the second quarters of 2012 and 2011, respectively, a period-over-period decrease of $16.4 million.  The decline in income before income taxes of $16.4 million is principally due to a decrease in net realized investment gains of $15.1 million, a decrease in net investment income of $2.2 million, and an increase in general expenses of $1.3 million partially offset by decreases in other-than-temporary impairment (“OTTI”) losses of $1.7 million and the change in policy acquisition costs of $1.1 million.  Income taxes were $1.6 million and $7.3 million for the second quarter of 2012 and 2011, respectively, a decline of $5.7 million.

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

Risk-Based Capital

Under the National Association of Insurance Commissioner’s (“NAIC”) risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2011, the Insurance Company’s Company Action Level was $69.2 million and the Mandatory Control Level was $24.2 million. The Insurance Company’s adjusted capital at December 31, 2011 was $384.9 million, which exceeds the amounts triggering all four action levels.  The Company’s RBC ratio as of December 31, 2011 was 556%.  Given a dividend payment of $34.25 million in the first six months of 2012, we estimate the RBC ratio would be reduced to approximately 527% as of June 30, 2012.

Agency Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace.  There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.  In the event the ratings are downgraded, the level of revenues or the prospects of our business may be adversely impacted.

In April 2012, the A.M. Best Company affirmed the financial strength rating of the Insurance Company of “B++” (Good) and upgraded the issuer credit rating, or ICR, to “bbb+” (Good) from “bbb“ (Good) of the Insurance Company and upgraded the ICR of Presidential Life Corporation to “bb+”  from “bb“.  The ratings have been assigned a stable outlook.

The ratings reflect our strong capitalization and the early stage execution of our business strategy to move from a regional distributor of annuity products to a national platform. However, A.M. Best believes that our narrow product offering, the income volatility of our limited partnership investments and the high minimum crediting rates on our in-force business partially offset the positive rating factors.

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

Results of Operations

A comparison of the significant items for the six months ended June 30, 2012 with the same period in 2011 and a comparison of significant items for the three months ended June 30, 2012 with the same period in 2011 has been set forth below.

A.

Revenues

Total annuity considerations and life and accident and health insurance premiums were $16.8 million and $13.4 million for the first six months of 2012 and 2011, respectively, a period-over-period increase of $3.4 million or 25.9%.  Life insurance and accident and health premiums were $8.3 million and $9.0 million for the first six months of 2012 and 2011, respectively, a period-over-period decrease of $0.7 million or 7.6%.  Immediate annuity considerations with life contingencies were approximately $8.5 million and $4.4 million for the first six months of 2012 and 2011, respectively, a period-over-period increase of $4.1 million or 94.3%.  These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $32.2 million and $29.5 million in the first six months of 2012 and 2011, respectively, a period-over-period increase of

$2.7 million or 9.4%.  The increases in annuity sales were primarily due to a successful sales effort with recent retirees of a targeted company in the first six months of 2012.

Total annuity considerations and life and accident and health insurance premiums increased slightly from approximately $7.5 million for the three months ended June 30, 2011 to approximately $7.9 million for the three months ended June 30, 2012.

Policy Fee Income

Universal life and investment type policy fee income was approximately $1.6 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively, a period-over-period decrease of $0.2 million or 8.3%.  Policy fee income consists principally of amounts assessed during the period against policyholders’ account balances for mortality and surrender charges.

Net Investment Income and Equity in Earnings on Limited Partnerships

Net investment income and equity in earnings on limited partnerships totalled approximately $94.4 million and $100.3 million during the first six months of 2012 and 2011, respectively, a period-over-period decrease of $5.9 million or 5.9%.

The Company had net investment income and equity in earnings (losses) from the limited partnerships of  $47.3 million and  $48.7 million for the three month periods ended June 30, 2012 and 2011, respectively.  Income included within distributions of the limited partnerships accounted for under the fair value method are classified as realized gains and losses and therefore excluded from net investment income (see below).

Net investment income totalled approximately $93.2 million and $98.3 million for the first six months of 2012 and 2011, respectively, a period-over-period decrease of $5.1 million or 5.2%.  Excluding the return on the Company’s limited partnership investments and other realized gains, the investment yield ratios (net investment income to average cash and invested assets based on book value) for the first six months of 2012 and 2011 were 5.66% and 5.96%, respectively.

Income from limited partnerships that are accounted for using the equity method of accounting amounted to approximately $1.1 million and $2.0 million for the first six months of 2012 and 2011, respectively, a period-over-period decrease of $0.9 million or 45.0%.  Income from limited partnerships accounted for under the equity method tend to fluctuate since changes in unrealized gains and losses are reflected within earnings.  Income included within distributions of the limited partnerships accounted for under the fair value method are classified as realized gains and losses and therefore excluded from net investment income (see below).

Net Realized Investment Gains and Losses and OTTI losses recognized in earnings

The Company had net realized investment gains, including OTTI losses, of $3.6 million and $16.9 million for the three months ended June 30, 2012 and 2011, respectively, a period-over-period decrease of $13.3 million.  Net realized investment gains, including OTTI losses, were $2.8 million and $21.8 million for the first six months of 2012 and 2011, respectively, a period-over-period reduction of $19.0 million.

The table below details the components of these amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Fixed maturities	$1,246	$5,116	$1,742	$6,183
Common stocks	14	81	14	219
Limited partnerships	4,594	14,964	7,308	19,672
Derivatives	(1,288)	(531)	(1,148)	(663)
Net realized investment gains (losses), excluding OTTI losses	$4,566	$19,630	$7,916	$25,411
OTTI losses recognized in earnings:
Limited partnerships	(1,000)	-	(4,092)	(939)
Fixed maturities and equities	-	(2,688)	(981)	(2,689)
Total OTTI losses recognized in earnings	$(1,000)	$(2,688)	$(5,073)	$(3,628)
Net realized investment gains (losses), including OTTI losses	$3,566	$16,942	$2,843	$21,783

The decrease in net realized gains, including OTTI, was primarily due to one hedge fund redemption of $10.6 million within our limited partnership portfolio in the second quarter of 2011. Realized gains on limited partnerships tend to fluctuate from period-to-period consistent with fluctuations in distributions.

B.

Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid and accrued to policyholders were $45.6 million and $43.1 million for the three months ended June 30, 2012 and 2011, respectively, a period-over-period increase of $2.5 million or 5.9%, and were $89.5 million and $88.0 million for the six months ended June 30, 2012 and 2011, respectively, a period-over-period increase of $1.5 million or 1.7%.  The increases are principally due to the increase in liabilities for immediate annuities with life contingencies in 2012 compared to 2011 related to the increase in sales of this product in 2012.

A significant contributor to our profitability depends, in large part, on the investment returns generated on our portfolio, (excluding our limited partnerships), less what we are contractually obligated to credit to our policyholders. This is referred to as “investment spread”.  The crediting rates on reserves for the first six months of 2012 and 2011 were 4.92% and 4.99%, respectively.  The actual investment spreads for the six months ended June 30, 2012 and June 30, 2011 were 0.74% and 0.97%, respectively.

General Expenses and Taxes

General expenses were $13.5 million and $13.1 million for the six months ended June 30, 2012 and 2011, respectively, a period-over-period increase of $0.4 million or 3.0%, and were $8.2 million and $6.9 million for the three months ended June 30, 2012 and 2011, respectively, a period-over-period increase of $1.3 million or 19.3%.   The second quarter increase was primarily due to higher non-recurring charges in 2012 relative to 2011.  With respect to second quarter 2012, transaction costs incurred in connection with the sale of the Company were approximately $2.7 million, primarily including the accrual of an expense reimbursement obligation with a potential acquirer other than Athene Holding Ltd. of $2 million and legal costs.  With respect to the second quarter 2011, non-recurring charges included severance costs and legal and accounting expenses associated with Company’s financial restatements.

Commissions

Commissions to agents, net were relatively unchanged at $2.4 million for the first six months of 2012 and 2011.  Commissions to agents, net were $1.0 million and $1.2 for the three months ended June 30, 2012 and 2011, respectively, a period-over-period decrease of $0.2 million or 17.1%.   Commission expense declined slightly in the second quarter 2012 relative to 2011 due to lower annuity sales compared to the previous year.

Change in Deferred Policy Acquisition Costs (“DAC”)

The net expense from changes in the net DAC was $1.2 million and $ $3.2 million for the six months ended June 30, 2012 and 2011, respectively, a period-over-period decrease of $2.0 million, principally related to lower amortization of DAC on annuity sales due to lower realized gains.  Deferred costs were reduced by 0.4 million for the first six months of 2012 relative to 2011 primarily due to a reduction in deferred costs resulting from the prospective adoption of a new accounting principle in 2012 that reduced the scope of deferrable costs to those directly linked to successful sales efforts.

Changes in DAC consist of the following three elements as summarized below:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Change in DAC due to deferred costs associated with product sales	$(1,197)	$(1,547)	$(2,469)	$(2,788)
Amortization of DAC on deferred annuity business	988	2,538	1,450	3,594
Amortization of DAC on the remainder of the Company’s business	1,126	1,040	2,250	2,356
Net change in DAC	$917	$2,031	$1,231	$3,162

Under applicable accounting rules, DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  As estimated profits of the Insurance Company related to these assets increase, the amount and timing of amortization is accelerated.  The lower level of amortization in the first six months of 2012 results primarily from lower net income in 2012 relative to 2011.

C.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $10.4 million and $32.5 million for the six months ended June 30, 2012 and 2011, respectively, a period-over-period decrease of $22.1 million. For the quarters ended June 30, 2012 and 2011, the income before income taxes amounted to approximately $4.7 million and $21.1 million, respectively.

D.

Income Taxes

Income tax expense was approximately $3.5 million and $11.2 million for six months ended June 30, 2012 and 2011, respectively, a period-over-period decrease of $7.7 million.   The income tax expense was approximately $1.6 million and $7.3 million for the second quarters of 2012 and 2011, respectively.  The annual effective income tax rates were 33.6% and 34.5% for the six months ended June 30, 2012 and 2011, respectively.

E.

Net Income

For the reasons discussed above, net income was approximately $6.9 million and $21.3 million for the six months ended June 30, 2012 and 2011, respectively, a period-over-period decrease of $14.3 million.  The Company had net income of $3.1 million and $13.8 million for the three months ended June 30, 2012 and 2011, respectively, a period-over-period decrease of $10.7 million.

Accumulated Other Comprehensive Income

The increase in other comprehensive income, related to the increase in net unrealized gains, totaled approximately $37.3 million and $20.8 million for the second quarters of 2012 and 2011, respectively, a period-over-period increase of $16.5 million.  Accumulated other comprehensive income increased from approximately $192.8 million at December 31, 2011 to $237.6 million at June 30, 2012.  The increase was due to an increase in net unrealized investment gains, net of taxes, during the first six months of 2012 of approximately $44.8 million.  A decline in interest rates was the primary reason for these increases.

The following information summarizes the components of the unrealized investment gains:
	As of
	June 30, 2012	December 31, 2011
	(In thousands)

Fixed maturities	$370,541	$313,872
Limited partnerships	30,212	15,994
Common stocks	634	554
Unrealized investment gains	401,387	330,420
Deferred federal income tax expense	(127,961)	(103,824)
Amortization (benefit) of deferred acquisition costs	(35,784)	(33,781)
Net unrealized investment gains	$237,642	$192,815

Liquidity and Capital Resources

We are an insurance holding company and our primary uses of cash are operating expenses and dividend payments.  Our principal sources of cash are interest on our investments, dividends from the Insurance Company and rent from our real estate.  During the first and second quarters of 2012, our Board of Directors declared a quarterly cash dividend of $0.0625 per share payable on April 1, 2012 and July 1, 2012, respectively.  During the first six months of 2012, we did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, which it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses) on a statutory basis.  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent of the NYDFS and the Superintendent does not disapprove the distribution.  Under the New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The NYDFS has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  We cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to us in an amount sufficient to fund our cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In 2011, the Insurance Company made $26.9 million in dividend payments to us.  In the first six months of 2012, the Insurance Company made $34.25 million in dividend payments to us.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 36.8% of the aggregate policyholders’ account balances on in-force deferred annuities held by us have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  In 2011, annuity surrenders and death claims outpaced new sales causing a minor decline in total annuity in-force.  In 2012, we believe that surrenders and death claim activity combined with the challenging low interest rate environment for annuity sales may result in a slight decline in total annuities in-force.  Policyholder account balance surrenders totaled approximately $49.0 million and $59.2 million for the six-months ended June 30, 2012 and 2011, respectively. In 2012, surrender charges will expire for approximately 11.2% of aggregate policyholders’ account balances on in-force deferred annuities, or $223.4 million.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, our ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  We have operated in the annuity business throughout rising and falling interest rate periods and have consistently managed this business regardless of the rate trends.  Our ratio of surrenders to average reserves on our deferred annuity business for the second quarter of 2012 and the first six months of 2012 was approximately 4.1% and 4.8%, respectively, on an annualized basis.  As of December 31, 2011, our ratio of surrenders to average reserves on our deferred annuity business was 5.5% on an annualized basis.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash used in our operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately  ($8.7) million and  ($17.0) million during the six months ended June 30, 2012 and 2011, respectively.  Net cash (used in) provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately  ($11.3) million, and  $73.3 million during the six months ended June 30, 2012 and 2011, respectively.

For purposes of our consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of our universal life insurance and annuity products.  The payment of dividends by us is also considered to be a financing activity.  Net cash used in our financing activities amounted to approximately ($21.9) million and ($44.0) million during the six months ended June 30, 2012 and 2011, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on our consolidated balance sheet.

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

To meet our anticipated liquidity requirements, we purchase investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, we analyze the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, we invest a portion of its total assets in short-term investments, approximately 2.9% and 1.5% as of June 30, 2012 and December 31, 2011, respectively.  We manage the investment portfolio focusing on duration management to support our current and future liabilities.  Through periodic monitoring of the effective duration of the company’s assets and liabilities, we ensure that the degree of duration mismatch is within the guidelines of our policy which provides for a mismatch of up to one year. As of June 30, 2012 and December 31, 2011, the effective duration of the Company's fixed income portfolio was approximately 5.95 and 5.92 years, respectively, which was within one year of our liability duration.

The table below summarizes the credit quality of our fixed maturity securities, excluding preferred stocks, as of June 30, 2012 and December 31, 2011 as rated by Standard and Poor’s.

	As of June 30, 2012		As of December 31, 2011
(In thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value

US Treasuries	$43,200	1.2%	$43,354	1.3%
AAA	131,911	3.8%	145,701	4.2%
AA	407,855	11.7%	380,259	11.1%
A	1,132,066	32.5%	1,065,556	31.0%
BBB, BBB+, BBB-	1,582,673	45.4%	1,588,158	46.2%
BB, BB+, BB-	133,900	3.8%	141,408	4.1%
B	36,687	1.1%	58,773	1.7%
CCC, CC, C or lower	15,667	0.4%	15,252	0.3%
Total	$3,483,959	100.0%	$3,438,461	100.0%

On a statutory basis, the Insurance Company is subject to Regulation 130 adopted and promulgated by the NYDFS.  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of June 30, 2012 and December 31, 2011, approximately 5.2% and 5.1%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

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

As of June 30, 2012, the carrying value of our investments in limited partnerships was approximately $176.9 million or 4.5% of the Company's total invested assets.  Pursuant to NYDFS regulations, our investments in equity securities, including limited partnership interests, may not exceed 20% of our total invested assets.  At June 30, 2012 and December 31, 2011, our investments in equity securities, including limited partnership interests, were approximately 4.6% and 4.4%, respectively, of our total invested assets. Such investments are included in our consolidated balance sheet under the heading "Limited partnerships". We are committed, if called upon during a specified period, to contribute an aggregate of approximately $35.9 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of our investments in limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $34.7 million and $1.1 million will expire in 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments is returned to the limited partners prior to the end of the commitment period (generally 3-5 years), the capital may be recalled.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by our ability to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for earnings of hedge fund limited partnerships.  There can be no assurance that we will continue to achieve the same level of returns on our investments in limited partnerships as we have historically or that we will achieve any returns on such investments at all.  Further, there can be no assurance that we will receive a return of all or any portion of our current or future capital investments in limited partnerships.  The failure to receive the return of a material portion of our capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on our financial condition and results of operations.

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

As an element of our asset liability management strategy, we have utilized hedges against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as payor swaptions.  Swaptions are options to enter into an interest rate swap arrangement with a counterparty (major money-center U.S. bank) at a specified future date.  At expiration, the counterparty would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The total notional amount of our three payor swaptions at June 30, 2012 was $221.5 million and the swaptions expire annually from January 2015 through 2017.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates on the valuation of fixed maturity investments.  With the swaptions, we should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

We have determined that the payor swaptions represent a “non-qualified hedge”. These investments are classified on the balance sheet as “Derivative Instruments”. The value of the payor swaptions is recognized at “fair value” (market value), with any change in fair value reflected in the income statement as a realized gain or loss. The market value of the Payor Swaptions totalled $2,209,720 at June 30, 2012. This represented a decrease in market value since December 31, 2011 of $1,148,082.

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

	Less than			After
Contractual Obligations	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)

Policy Liabilities (1)	$561,776	$859,200	$588,803	$2,365,094	$4,374,873
Unfunded Limited Partnership Commitments (2)	$34,743	$1,138	$-	$-	$35,881
FIN 48 Liabilities	$(594)	$299	$325	$-	$30
Purchase obligations and Other (3)	$400	$300	$203	$-	$903
Total Contractual Obligations	$596,325	$860,937	$589,331	$2,365,094	$4,411,687

 (1) The difference between the recorded liability of $3,035.4 million, and the total payment obligation amount of $4.374.9 million, is $1,339.5 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges. Of the total payment of $4,374.9 million, $2,876.9 million, or approximately 65.8%, is from our deferred annuity, life, and accident and health business.  Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  During the first six months of 2012, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2011.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2012, we have, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.  As of June 30, 2012 the Company is not a party to any legal proceedings, the adverse outcome of which, in our opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

Litigation Relating to the Merger

We, our directors, Athene and Merger Sub were named as defendants in two putative class action complaints filed in the Supreme Court of the State of New York, County of Rockland.  One complaint is captioned Katen Patel v. Presidential Life Corp., Donald L. Barnes, John D. McMahon, Dominic F. D’Adamo, William A. Demilt, Ross B. Levin, Lawrence Read, Lawrence Rivkin, Stanley Rubin, Frank A. Shepard, William M. Trust Jr., Athene Annuity & Life Assurance Company and Eagle Acquisition Corp., and was filed on July 18, 2012 (the “Patel Complaint”).  The second complaint (the “Palmisano Complaint”) was brought in the name of an Anthony Palmisano, as plaintiff, and names the same defendants as the Patel Complaint.   The Palmisano Complaint was filed on July 30, 2012.

The Patel Complaint, purportedly brought on behalf of a class of stockholders, alleges that our directors breached their fiduciary duties in connection with the proposed Merger because, among other things, the proposed Merger is the product of a flawed process, the Merger Agreement contains preclusive deal protection terms and our directors failed to properly value Presidential.  The complaint further alleges that Athene aided and abetted the directors’ purported breaches. The plaintiff seeks injunctive and other equitable relief, including enjoining us from consummating the Merger, and damages, in addition to fees and costs.  The Palmisano Complaint asserts substantially the same allegations and purported claims, and seeks essentially the same relief, as the Patel Complaint.

We believe that the claims asserted in these suits are without merit and intend to vigorously defend these matters.

The Company intends to file preliminary proxy materials with the SEC that address the sales process and the Board of Directors’ considerations for the sale.

Item 1A.  Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect the financial condition and results of operations and the trading price of our common stock.  For a discussion of these risks, please refer to the “Risk Factors” section of the Company’s 2011 Form 10-K.  In connection with its preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that there have been material changes to the Company’s risk factors since the date of filing the Annual Report.  The following additional risk factors should be read in conjunction with the risk factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

There can be no assurance that the proposed Merger will be completed.

The Merger is conditioned, among other things, on: (i) the approval of the holders of a majority of the outstanding shares of Company Common Stock; (ii) the absence of certain legal impediments to the consummation of the Merger; and (iii) the receipt of certain regulatory approvals regarding the transactions contemplated by the Merger Agreement, including expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and approvals by certain state insurance regulatory authorities, including the New York State Department of Financial Services. In addition, prior to the receipt of the Extraordinary Dividend, the Company must have Net Assets of at least $40.0 million, comprised of substantially the same type and mix of assets as the Net Assets of the Company on the date of the Merger Agreement. There is no assurance that all of the conditions to the consummation of the Merger will be satisfied or that the Merger will be completed.

The Company's future business and financial results could be adversely affected by the incurrence of costs related to the Merger, including the Termination Fee, and the transactions contemplated by the Merger Agreement.

Upon termination of the Agreement, the Company is required to pay Athene a termination fee of $18.0 million under specified circumstances, including: (i) termination by the Company of the Merger Agreement in order to enter into a definitive acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement); (ii) termination by Athene of the Merger Agreement in the event that, among others, (a) the Board of Directors of the Company effects a Change in Recommendation (as defined in the Merger Agreement) prior to obtaining Company shareholder approval or (b) the Board of Directors of the Company fails to reaffirm publicly and unconditionally its recommendation that the Company’s shareholders adopt the  Merger Agreement and approve the Merger within two business days of Athene’s written request to do so (such request may be made at any time following public disclosure of an alternative acquisition transaction proposal), which public reaffirmation must also include the unconditional rejection of such alternative acquisition transaction proposal; (iii) termination by Athene or the Company in the event that the holders of a majority of the outstanding shares of Company Common Stock fail to approve the Merger Agreement; and (iv) termination by Athene or the Company in the event that the closing of the Merger does not occur by the Outside Date (as defined in the Merger Agreement), and (A) an Acquisition Proposal is publicly disclosed after the date of the Merger Agreement and prior to such termination, and (B) within 12 months after such termination, the Company enters into a definitive agreement with respect to, or consummates, the transaction contemplated by any Acquisition Proposal.  The Merger Agreement sets forth certain other circumstances under which the Termination Fee may be due and owing from the Company to Athene.

If the Merger Agreement is terminated by either party for any reason other than the failure to obtain such enumerated regulatory approvals or a breach of the Merger Agreement by Athene, the Company will reimburse Athene for its out-of-pocket expenses, excluding Hedging Costs, up to a maximum of $3.0 million. Alternatively, if either party terminates the Merger Agreement as a result of certain failures to obtain regulatory approvals as enumerated therein, the Company will be required to reimburse Athene for their out-of-pocket expenses, excluding Hedging Costs (as defined in the Merger Agreement), up to a maximum of $1.0 million, plus 50% of all Net Hedging Costs (as defined in the Merger Agreement) not to exceed $12.5 million.

In addition, the Company has incurred and will continue to incur costs relating to the Merger that are payable whether or not the Merger is completed, including legal, accounting, financial advisory and printing fees and other fees related to holding a special meeting of the Company's shareholders.

In addition, the Company could be adversely affected by having had its management focused on completing the proposed Merger instead of on pursuing other business strategies that could have been beneficial to the Company, such as acquisition or investment opportunities. The Company's businesses and operations may also be harmed to the extent that third parties, such as customers, brokers and agents, may be concerned about the Company's ability to effectively operate in the marketplace on a stand-alone basis, or if there is management or employee uncertainty surrounding the future direction or strategy of the Company. The Company may lose key employees and ongoing business and prospects, as well as relationships with customers and other third parties as a result of these uncertainties.

If the Merger is not completed, the Company may have difficulty in taking advantage of alternative business opportunities or effectively responding to competitive pressures. In addition, the Merger Agreement restricts the Company from making acquisitions or dispositions and taking other specified actions without the consent of Athene pending completion of the Merger. These restrictions may prevent the Company from pursuing attractive business opportunities or addressing other developments that may arise prior to the completion of the Merger.

The Merger Agreement limits the Company's ability to pursue alternatives to the Merger and contains provisions that could affect the decisions of a third party considering making an alternative acquisition proposal.

The Merger Agreement contains restrictions on the Company’s ability to solicit or engage in discussions or negotiations with any third party regarding a proposal to acquire a significant interest in or a significant portion of the assets of the Company.  Further, the Company's right to enter into an agreement providing for an unsolicited Superior Proposal (as defined in the Merger Agreement) is subject to a requirement to provide four business days' prior notice to Athene and to discuss and consider in good faith any changes to the terms of the Merger proposed by Athene in response to the Superior Proposal. In addition, the Company is required to pay to Athene the Termination Fee if the Merger Agreement is terminated under certain circumstances, including termination by the Company in order to enter into an agreement providing for a Superior Proposal. The foregoing provisions may limit the Company's ability to pursue an alternative acquisition proposal from a third party and could also affect the decision by a third party to make a competing acquisition proposal, including the structure, pricing and terms thereof.

If the Merger is not completed, the Company's common stock price may be adversely affected.

If the Merger is not completed, the trading price of the Company's common stock may decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. In addition, any adverse operational or financial effect on the Company caused by the failure to complete the Merger could adversely affect the price of its common stock.

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

Entry into a definitive material agreement regarding the purchase of Great American Life Assurance Company through a Stock Purchase Agreement dated February 23, 2012 as amended on July 3, 2012 with GALAC Holding Company, the Seller and an affiliate of the American Financial Group, Inc. (filed as Item 1.01 to the Company’s Form 8-K, filed on July 6, 2012 and incorporated herein by reference).

Entry into a definitive material agreement regarding the Merger of the Company with Athene Annuity & Life Assurance Company, a Delaware insurance company through an Agreement and Plan of Merger dated July 12, 2012 (filed as Item 1.01 to the Company’s Form 8-K, filed on July 13, 2012 and incorporated herein by reference).

PRESIDENTIAL LIFE CORPORATION

August 8, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   August 8, 2012

  /s/ Donald L. Barnes

Donald L. Barnes, President and Duly

Authorized Officer of the Registrant

Date:   August 8, 2012

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

Date: August 8, 2012

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

Date: August 8, 2012

                                          /s/P.B. (Pete) Pheffer

                                                                                 ----------------------

P.B. (Pete) Pheffer

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Barnes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Donald L. Barnes

------------------

Donald L. Barnes

Chief Executive Officer

August 8, 2012

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, P.B. (Pete) Pheffer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ P.B. (Pete) Pheffer

-------------------

P.B. (Pete) Pheffer

Chief Financial Officer

August 8, 2012