Form 10-Q
period 2012-09-30
PRESIDENTIAL LIFE CORP
filed 2012-11-09
CIK 80124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The number of shares of registrant’s common stock outstanding as of November 7, 2012 was 29,591,739.

INDEX

Part I	Financial Information		Page No.

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	As of September 30, 2012 (Unaudited) and December 31, 2011		3

	Consolidated Statements of Comprehensive Income (Unaudited)
	For the three and nine months ended September 30, 2012 and 2011		4

	Consolidated Statements of Shareholders' Equity (Unaudited)
	For the nine months ended September 30, 2012 and 2011		5

	Consolidated Statements of Cash Flows (Unaudited)
	For the nine months ended September 30, 2012 and 2011		6

	Notes to Consolidated Financial Statements (Unaudited)		7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations		29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		40

Item 4.	Controls and Procedures		40

Part II -	Other Information		41

	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Mine Safety Disclosures
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures			45

Certification of Chief Executive Officer Certification of Chief Financial Officer Certification of Chief Executive Officer Certification of Chief Financial Officer			46
			47
			48
			49

PART 1 - FINANCIAL INFORMATION
PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
Item 1. Financial Statements	September 30,	December 31,
	2012	2011
ASSETS:	(Unaudited)
Investments:
Fixed maturities:
Available for sale at market (Amortized cost
of $ 3,162,017 and $ 3,206,884 respectively)	$3,584,243	$3,520,755
Common stocks (Cost of $ 748 and
$ 748, respectively)	1,468	1,302
Derivative instruments, at fair value	1,651	3,358
Real estate	415	415
Policy loans	19,565	18,442
Short-term investments	126,723	61,233
Limited Partnerships	171,729	166,923
Total Investments	$3,905,794	$3,772,428

Cash and cash equivalents	15,802	47,110
Accrued investment income	45,489	47,289
Deferred policy acquisition costs	37,732	41,746
Furniture and equipment, net	2,385	1,065
Amounts due from reinsurers	29,962	19,116
Amounts due from investment transactions	228	23,880
Federal income taxes recoverable	15,477	-
Other assets	2,321	1,649
TOTAL ASSETS	$4,055,190	$3,954,283

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Policy Liabilities:
Policyholders' account balances	$2,286,808	$2,323,364
Annuity	624,608	634,397
Life and accident and health	92,357	83,855
Other policy liabilities	17,528	20,633
Total Policy Liabilities	$3,021,301	$3,062,249
Deposits on policies to be issued	659	490
General expenses and taxes accrued	4,002	2,521
Federal income taxes payable	-	1,411
Deferred federal income taxes, net	136,036	82,355
Amounts due for investment transactions	6,173	268
Other liabilities	18,550	17,045
Total Liabilities	$3,186,721	$3,166,339

Commitments and Contingencies

Shareholders’ Equity:
Capital stock ($.01 par value; authorized
100,000,000 shares outstanding,
29,591,739 and 29,574,697 shares, respectively)	$296	$296
Additional paid in capital	7,532	7,408
Accumulated other comprehensive income	266,642	192,815
Retained earnings	593,999	587,425
Total Shareholders’ Equity	868,469	787,944
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,055,190	$3,954,283

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	(Unaudited)		(Unaudited)
REVENUES:	2012	2011	2012	2011
Insurance Revenues:
Premiums	$4,615	$4,572	$12,896	$13,533
Annuity considerations	5,661	1,586	14,203	5,983
Universal life and investment type policy fee income	828	849	2,477	2,647
Equity in earnings (losses) on limited partnerships	182	103	1,312	2,067
Net investment income	45,754	48,212	138,981	146,555
Net realized investment gains (losses):
Total Other-than-temporary impairment ("OTTI") losses	$(586)	$(3,971)	$(5,660)	$(10,687)
OTTI losses recognized in other comprehensive income	235	836	235	3,924
Net OTTI losses recognized in earnings	$(351)	$(3,135)	$(5,425)	$(6,763)
Net realized capital gains, excluding OTTI losses	4,313	2,215	12,229	27,626
Other income	1,404	257	2,837	2,201
TOTAL REVENUES	$62,406	$54,659	$179,510	$193,849

BENEFITS AND EXPENSES:
Death and other life insurance benefits	$4,416	$4,519	$13,113	$13,435
Annuity benefits	19,810	20,426	59,651	62,284
Interest credited to policyholders' account balances	24,348	25,428	73,514	76,454
Other interest and other charges	434	243	1,112	950
Decrease in liability for future policy benefits	(3,522)	(6,836)	(12,380)	(21,293)
Commissions to agents, net	1,289	700	3,673	3,064
General expenses and taxes	6,588	4,460	20,109	17,583
Change in deferred policy acquisition costs	1,105	1,295	2,336	4,457
TOTAL BENEFITS AND EXPENSES	$54,468	$50,235	$161,128	$156,934

Income before income taxes	$7,938	$4,424	$18,382	$36,915

Provision (benefit) for income taxes:
Current	$(13,273)	$16,051	$(7,667)	$18,341
Deferred	16,023	(14,525)	13,927	(5,605)
	$2,750	$1,526	$6,260	$12,736

NET INCOME	$5,188	$2,898	$12,122	$24,179

OTHER COMPREHENSIVE INCOME (after tax)
Net unrealized investment gains from available for sale securities, net of income tax expense of $39,753 and $52,613, respectively.	29,000	63,203	73,827	97,711
TOTAL OTHER COMPREHENSIVE INCOME	$29,000	$63,203	$73,827	$97,711
TOTAL COMPREHENSIVE INCOME	$34,188	$66,101	$85,949	$121,890

Earnings per common share, basic	$0.18	$0.10	$0.41	$0.82
Earnings per common share, diluted	$0.18	$0.10	$0.41	$0.82

Weighted average number of shares outstanding during the period, basic	29,591,739	29,574,697	29,588,007	29,574,697
Weighted average number of shares outstanding during the period, diluted	29,609,653	29,574,697	29,597,614	29,574,697

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands)
(Unaudited)

				Accumulated
		Additional		Other
	Capital	paid-in-	Retained	Comprehensive
Nine Months Ended September 30, 2011	stock	Capital	Earnings	Income	Total

Balance at January 1, 2011	$296	$7,123	$555,880	$118,609	$681,908

Comprehensive Income:

Net income			24,179		$24,179

Net unrealized investment gains				97,711	97,711

Share based compensation		239			239

Dividends paid to shareholders			(5,544)		(5,544)

Balance at September 30, 2011	$296	$7,362	$574,515	$216,320	$798,493

Nine Months Ended September 30, 2012

Balance at January 1, 2012	$296	$7,408	$587,425	$192,815	$787,944

Comprehensive Income:

Net income			12,122		$12,122

Net unrealized investment gains				73,827	73,827

Share based compensation		124			124

Dividends paid to shareholders			(5,548)		(5,548)

Balance at September 30, 2012	$296	$7,532	$593,999	$266,642	$868,469

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	(Unaudited)
	2012	2011
OPERATING ACTIVITIES:
Net income	$12,122	$24,179
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit (provision) for deferred income taxes	13,927	(5,605)
Depreciation and amortization	68	95
Stock option expense	124	239
Amortization of fixed maturity discounts and premiums	(1,893)	(4,565)
Equity in earnings on limited partnerships	(1,312)	(2,067)
Realized investment gains including OTTI charges	(6,804)	(20,863)
Changes in:
Accrued investment income	1,830	(3,306)
Deferred policy acquisition costs	2,336	4,457
Federal income tax recoverable	(16,888)	8,615
Liability for future policy benefits, net of reinsurance	(10,821)	(20,014)
Other items, net	(3,497)	2,766
Net Cash Used in Operating Activities	$(10,808)	$(16,069)

INVESTING ACTIVITIES:
Fixed Maturities: Available for sale
Acquisitions	$(155,629)	$(308,355)
Sales and maturities	205,825	326,626
Common Stock:
Acquisitions	-	(7,458)
Sales	14	7,752
Purchase of subsidiary, net of cash	(6,060)	-
Increase in short-term investments and policy loans	(64,185)	(36,308)
Limited partnership investments:
Contributions to limited partnerships	(13,285)	(16,858)
Distributions from limited partnerships	24,925	51,534
Net change in amounts due from/for investment transactions	29,557	56,162
Net Cash Provided By Investing Activities	$21,162	$73,095

FINANCING ACTIVITIES:
Decrease in policyholders’ account balances	$(36,556)	$(51,552)
Change in bank overdrafts	272	(1,837)
Change in deposits on policies to be issued	170	(330)
Dividends paid to shareholders	(5,548)	(5,544)
Net Cash Used In Financing Activities	$(41,662)	$(59,263)

Decrease in Cash and Cash Equivalents	(31,308)	(2,237)
Cash and Cash Equivalents at Beginning of Period	47,110	5,924

Cash and Cash Equivalents at End of Period	$15,802	$3,687

Supplemental Cash Flow Disclosure:

Income Taxes Paid	$9,222	$13,957
Interest Paid	$-	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRESIDENTIAL LIFE CORPORATION AND SUBSIDIARIES

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Business

Presidential Life Corporation (the “Company”), through its principal wholly owned subsidiary, Presidential Life Insurance Company (“Insurance Company”), is engaged in the sale of annuity contracts, life insurance and accident and health insurance.  We manage our business and report as a single business segment.  We are a Delaware corporation founded in 1965.  We are licensed to market our products in all 50 states and the District of Columbia.  Unless the context otherwise requires, the “Company,” “we,” “us,” “our” and similar references shall mean Presidential Life Corporation and the Insurance Company, collectively.

B.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to stock life insurance companies for interim financial statements and in accordance with the requirements of Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP applicable to stock life insurance companies for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  Management believes that, although the disclosures are adequate, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2011.

C.

Segment Reporting

The Company manages and reports the business as a single segment in accordance with Financial Accounting Standards Board (“FASB”) guidance, which views certain qualitative and quantitative criteria for determining whether different lines of business should be aggregated for financial reporting purposes.  Our Chief Executive Officer, who is our chief operating decision maker, evaluates financial information for our business as a single segment in allocating resources and assessing performance.  Substantially all of the Company’s 2012 premiums and deposits received from policyholders are divided between annuities (approximately 72%), life insurance (approximately 20%) and accident and health insurance (approximately 8%).  The nature of these product lines is sufficiently similar to permit their aggregation as a single reporting segment.

Approximately 68% of the Company’s life insurance liabilities reflect single premium universal life policies, which bear similar economic and business characteristics to our single premium deferred annuity products.  Both products are funded by initial single premiums, both maintain accreting fund values credited with interest as earned, both can be surrendered before maturity with surrender charges in the early years and, both are classified within policyholder account balances in the balance sheet.  Moreover, the two products generate similar returns to the Company and carry similar risks of early surrender by the product holder.  Both are marketed and distributed by the same group of independent agents.  The products are administered and managed within the same administrative facility, with centralized administrative functions.  The products are also directed at a similar market, namely mature consumers seeking financial protection for secure future cash streams for themselves and their heirs and associated tax benefits.  The regulatory frameworks for the products are also substantially the same, as the Insurance Company and its independent agents sell both products under single licenses issued by various state insurance departments.  The remaining business of the Company is not material to the overall performance of the Company.

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

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  The Company reviews prices for reasonableness relative to prior periods for that security or other comparable securities and will reassess prices that do not seem to represent a reasonable fair value.  If a price is reassessed, the Company will typically obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought.  At September 30, 2012, the Company has not adjusted any pricing provided by the pricing service based on the review performed by our investment managers.

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

F.

Deferred Policy Acquisition Costs

The costs of acquiring new business (principally commissions and certain underwriting, agency and policy issue expenses), all of which vary with the production of new business, have been deferred.  Beginning January 1, 2012, deferred costs must directly relate to the successful acquisition of a new or renewal insurance contract.  Refer to Note 1L below for the effect of adopting this new guidance during the nine months ended September 30, 2012.  When a policy is surrendered, the remaining unamortized cost is written off.  Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at time of policy issue and loss recognition testing at the end of each year.

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

J.

Earnings Per Common Share  (“EPS”)

Basic EPS are computed based upon the weighted average number of common shares outstanding during the periods presented. Diluted EPS are computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items.  The weighted average number of common shares used to compute diluted EPS for the nine months ended September 30, 2012 and 2011 was 29,597,614 and 29,574,697, respectively.  The dilution from the potential exercise of stock options outstanding did not reduce EPS during the nine months ended September 30, 2012 or 2011.

Options totalling 33,612 and 267,515 shares of common stock for the nine months ended September 30, 2012 and September 30, 2011, respectively were not included in the computation of weighted average shares because the impact of these options was antidilutive.

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

Pronouncements Adopted during the Nine Months Ended September 30, 2012

Deferred Acquisition Costs

In October 2010, the FASB issued authoritative guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Further, the guidance clarifies that an entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection and contract selling for successfully negotiated contracts. The updated guidance is effective on either a retrospective or prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period. The Company adopted the new guidance on a prospective basis effective January 1, 2012.  As a result of adoption, the Company capitalized approximately $0.5 million less in acquisition costs compared to the amount that would have been capitalized if the Company’s previous accounting policy had been applied for the nine months ended 2012.

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

Impairment of Indefinite-Lived Intangible Assets

In July 2012, the FASB issued amended guidance on testing indefinite-lived intangible assets for impairment. Under the amended guidance, an entity can first assess qualitative factors to determine whether an indefinite-lived intangible asset may be impaired. If the entity concludes that it is not likely that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. But if the entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the asset’s fair value with its carrying amount in accordance with existing guidance. The entity may also bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The entity will be able to resume performing the qualitative assessment in any subsequent period. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently assessing the impact of this guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures, but does not expect it to materially impact its consolidated financial position or results of operations.

2. INVESTMENTS

There were no investments in any one issuer that totaled 10% or more of Shareholders’ Equity as of September 30, 2012.

The following information summarizes the components of net investment income:

	For the nine months ended	For the nine months ended
	September 30, 2012	September 30, 2011
	(In thousands)	(In thousands)

Fixed maturities	$140,823	$146,255
Common stocks	24	365
Short term investments	129	199
Other investment income	1,603	2,441
	142,579	149,260

Less: investment expenses	3,598	2,705

Net investment income	$138,981	$146,555

	For the three months ended	For the three months ended
	September 30, 2012	September 30, 2011
	(In thousands)	(In thousands)

Fixed maturities	$46,295	$48,423
Common stocks	8	7
Short term investments	48	48
Other investment income	485	624
	46,836	49,102

Less: investment expenses	1,082	890

Net investment income	$45,754	$48,212

Net Realized Investment Gains (Losses):
	Nine Months Ended September 30,
	2012	2011
	(In thousands)

Fixed maturities	$2,262	$7,796
Common stocks	14	219
Limited partnerships	11,659	24,962
Derivatives	(1,706)	(5,351)
Net realized investment gains (losses), excluding OTTI losses	$12,229	$27,626
Total OTTI losses recognized in earnings	$(5,425)	$(6,763)
Net realized investment gains (losses), including OTTI losses	$6,804	$20,863

Net Realized Investment Gains (Losses):
	Three Months Ended September 30,
	2012	2011
	(In thousands)

Fixed maturities	$520	$1,613
Limited partnerships	4,351	5,290
Derivatives	(558)	(4,688)
Net realized investment gains (losses), excluding OTTI losses	$4,313	$2,215
Total OTTI losses recognized in earnings	$(351)	$(3,135)
Net realized investment gains (losses), including OTTI losses	$3,962	$(920)

     The following table presents fair value and gross unrealized losses for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost at September 30, 2012:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities	(In thousands)
US Treasury obligations and direct obligations of US Government Agencies	$-	$-	$1,666	$187	$1,666	$187
States, municipalities and political subdivision	1,998	2	473	-	2,471	2
Public Utilities	6,498	146	3,742	345	10,240	491
Mortgage backed securities	1,784	52	462	24	2,246	76
Corporate Bonds	7,966	615	71,629	3,051	79,595	3,666
Preferred Stocks	-	-	16,571	374	16,571	374
Total Temporarily Impaired Fixed Maturities Securities	$18,246	$815	$94,543	$3,981	$112,789	$4,796
Total Temporarily Impaired Securities	$18,246	$815	$94,543	$3,981	$112,789	$4,796

       The following table presents the total gross unrealized losses in excess of 12 months for fixed maturities and common stock where the estimated fair value had declined and remained below amortized cost by September 30, 2012:

# of Issuers	% of Market/Book	Unrealized Loss
		(In thousands)
33	90%-99%	$2,700
4	80%-89%	1,280
-	50%-59%	-
1	0%-49%	1
38		$3,981

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

As of September 30, 2012 and December 31, 2011, the Company had approximately $427.0 million and $339.9 million, respectively, of gross unrealized gains in fixed maturities.

The Company had approximately $422.2 million and $313.9 million of net unrealized gains in fixed maturities as of September 30, 2012 and December 31, 2011, respectively.

Limited Partnerships:

The following table presents the carrying value of the limited partnership investments.

	September 30, 2012	December 31, 2011
	(In thousands)

Debt/Collateralized bond obligations	$707	$722
Hedge Related Funds	7,015	7,778
Infrastructure	25,190	22,609
Leveraged buy-out/Merchant	38,705	37,074
Mezzanine and Senior Debt	1,297	1,540
Oil and Gas	22,299	23,823
Real Estate	31,554	30,227
Restructuring	41,945	39,484
Equity Funds	3,017	3,666
	$171,729	$166,923

The cost bases of the investments in limited partnerships were approximately $156.8 million and $159.5 million at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012 and December 31, 2011, the net unrealized gains on limited partnerships were $23.6 million and $16.0 million, respectively, all of which related to limited partnerships accounted for under the fair value method.  The cost and carrying values of the limited partnerships accounted for under the fair value method were $135.3 million and $158.9 million at September 30, 2012 and $139.3 million and $155.3 million at December 31, 2011, respectively.

The following table presents the investment activity in the limited partnership investments.
	Equity Method Partnerships	Fair Value Partnerships	Total
	(In thousands)

Nine Months Ended September 30, 2012:
Contributions	$407	$12,878	$13,285
Equity in earnings (loss) of partnerships	1,312	-	1,312
Distributions:
Return of capital	(547)	(12,720)	(13,267)
Return on capital (net realized gain, excluding OTTI)	-	(11,659)	(11,659)
Increase in unrealized gains (losses) reflected in other comprehensive income, excluding the effect of realized gains from distributions	-	15,135	15,135
Change in limited partnerships	1,172	3,634	4,806
Limited partnerships, beginning of period	11,651	155,272	166,923
Limited partnerships, end of period	$12,823	$158,906	$171,729

Nine Months Ended September 30, 2011:
Contributions	$3,721	13,137	16,858
Equity in earnings (loss) of partnerships	2,067	-	2,067
Distributions:
Return of capital	(3,318)	$(23,255)	$(26,573)
Return on capital (net realized gain, excluding OTTI)	-	(24,961)	(24,961)
Increase in unrealized gains (losses) reflected in other comprehensive income, excluding the effect of realized gains from distributions	-	45,360	45,360
Change in limited partnerships	2,470	10,281	12,751
Limited partnerships, beginning of period	11,255	184,246	195,501
Limited partnerships, end of period	$13,725	$194,527	$208,252

	Equity Method Partnerships	Fair Value Partnerships	Total
	(In thousands)

Three Months Ended September 30, 2012:
Contributions	$13	$5,002	$5,015
Equity in earnings (loss) of partnerships	182	-	182
Distributions:
Return of capital	(23)	(3,686)	(3,709)
Return on capital (net realized gain, excluding OTTI)	-	(4,351)	(4,351)
Increase in unrealized gains (losses) reflected in other comprehensive income, excluding the effect of realized gains from distributions	-	(2,298)	(2,298)
Change in limited partnerships	172	(5,333)	(5,161)
Limited partnerships, beginning of period	12,651	164,239	176,890
Limited partnerships, end of period	$12,823	$158,906	$171,729

Three Months Ended September 30, 2011:
Contributions	$2,221	4,765	6,986
Equity in earnings (loss) of partnerships	103	-	103
Distributions:
Return of capital	(309)	$(4,250)	$(4,559)
Return on capital (net realized gain, excluding OTTI)	-	(5,289)	(5,289)
Increase in unrealized gains (losses) reflected in other comprehensive income, excluding the effect of realized gains from distributions	-	4,855	4,855
Change in limited partnerships	2,015	81	2,096
Limited partnerships, beginning of period	11,710	194,446	206,156
Limited partnerships, end of period	$13,725	$194,527	$208,252

As of September 30, 2012, limited partnerships with a carrying value of $24.1 million and a gross unrealized loss of $2.4 million, have been in an unrealized loss position for under twelve months.  Limited partnerships with a carrying value of $0.1 million and a gross unrealized loss of $14,900 have been in an unrealized loss position for over twelve months.

As of September 30, 2012, the Company was committed to contribute, if called upon, an aggregate of approximately $31.2 million of additional capital to certain of these limited partnerships.  Commitments of $30.3 million and $0.9 million will expire in 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments is returned to the limited partners prior to the end of the commitment period (generally 3-5 years), the capital may be recalled.

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

	Fair Value Measurements Using
		Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of
Description	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:	(In thousands)
Fixed Maturities:
U.S. government and agencies	$45,718	$43,871	$1,666	$181
States and municipalities	395,361	-	395,361	-
Corporate debt securities	2,970,929	-	2,947,527	23,402
Mortgage backed securities	92,378	-	92,378	-
Preferred Stock	79,857	-	79,857	-
Fixed Maturities	3,584,243	43,871	3,516,789	23,583

Common Stock	1,468	1,128	340	-
Derivatives	1,651	-	1,651	-
Cash and cash equivalents	15,802	15,802	-	-
Short-Term investments	126,723	-	126,723	-
Limited partnerships	158,906	-	-	158,906
Total	$3,888,793	$60,801	$3,645,503	$182,489

	Fair Value Measurements Using
	As of	Quoted prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:	(In thousands)
Fixed Maturities:
U.S. government and agencies	$45,323	$43,355	$1,787	$181
States and municipalities	371,605	-	371,605	-
Corporate debt securities	2,413,242	-	2,375,486	37,756
Public utilities	485,820	-	485,410	410
Mortgage backed securities	122,471	-	122,058	413
Preferred Stock	82,294	-	82,294	-
Fixed Maturities	3,520,755	43,355	3,438,640	38,760

Common Stock	1,302	1,302	-	-
Derivatives	3,358	-	3,358	-
Cash and cash equivalents	47,110	47,110	-	-
Short-Term investments	61,233	-	61,233	-
Limited partnerships	155,272	-	-	155,272
Total	$3,789,030	$91,767	$3,503,231	$194,032

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

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

(In thousands)
	Limited partnerships	Common Stock	Fixed Maturities	Total
For the nine months ended September 30, 2012
Beginning Balance at December 31, 2011	$155,272	$-	$38,760	$194,032
Total gains or losses (realized/unrealized)
Included in earnings	-	15	105	120
Realized gains from limited partnerships, net of OTTI	7,566		-	7,566
Included in other comprehensive income	7,569	-	589	8,158
Purchases	12,878	-	9,940	22,818
Sales	(24,379)	(15)	(25,455)	(49,849)
Transfers in and /or out of Level 3	-	-	(356)	(356)
Ending Balance at September 30, 2012	$158,906	$-	$23,583	$182,489

For the three months ended September 30, 2012
Beginning Balance at June 30, 2012	$164,239	$-	$24,586	$188,825
Total gains or losses (realized/unrealized)
Included in earnings	-	-	6	6
Realized gains from limited partnerships, net of OTTI	4,351	-	-	4,351
Included in other comprehensive income	(6,649)	-	312	(6,337)
Purchases	5,002	-	3,794	8,796
Sales	(8,037)	-	(4,759)	(12,796)
Transfers in and /or out of Level 3	-	-	(356)	(356)
Ending Balance at September 30, 2012	$158,906	$-	$23,583	$182,489

	Limited Partnerships	Common Stock	Fixed Maturities	Total
For the nine months ended September 30, 2011
Beginning Balance at December 31, 2010	$184,246	$381	$19,975	$204,602
Total gains or losses (realized/unrealized)
Included in earnings	-	-	(142)	(142)
Realized gains from limited partnerships, net of OTTI	23,607			23,607
Included in other comprehensive income	21,753	(204)	(690)	20,859
Purchases	13,136	-	-	13,136
Sales	(48,215)	(177)	(4,171)	(52,563)
Transfers in and /or out of Level 3	-	-	23,721	23,721
Ending Balance at September 30, 2011	$194,527	$-	$38,693	$233,220

For the three months ended September 30, 2011
Beginning Balance at June 30, 2011	$194,446	$-	$19,884	$214,330
Total gains or losses (realized/unrealized)
Included in earnings	-	-	(142)	(142)
Realized gains from limited partnerships, net of OTTI	4,875	-	-	4,875
Included in other comprehensive income	(20)	-	104	84
Purchases	4,764	-	-	4,764
Sales	(9,538)	-	(860)	(10,398)
Transfers in and /or out of Level 3	-	-	19,707	19,707
Ending Balance at September 30, 2011	$194,527	$-	$38,693	$233,220

          During the nine months ended September 30, 2011, certain fixed maturity securities were transferred in and out of Level 3 from Level 2 as a result of the unavailability or availability of market observable quoted prices received from an independent third-party pricing service.

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

		September 30, 2012		December 31, 2011
Investment Category	Investment Category Includes	Fair Value Using Net Asset Value	Unfunded Commitments	Fair Value Using Net Asset Value	Unfunded Commitments
		(In thousands)
Restructuring	Securities of companies that are in default, under bankruptcy protection or troubled.	$41,945	$6,915	$39,484	$10,463
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired with the use of leverage.	38,705	12,147	37,074	14,349
Real estate	Real estate assets, real estate joint ventures and real estate operating companies.	31,554	1,818	30,227	2,303
Infrastructure	Investments in essential public goods and services such as transportation and energy projects with long-term stable cash flows located around the globe.	25,190	4,915	22,609	7,464
Oil and gas	Equity and equity related investments in the upstream and midstream independent oil and gas sector of North America.	22,299	2,649	23,823	4,351
Other	Secondary, mezzanine, debt and collateralized bond offerings.	5,021	2,782	5,928	2,782
Total private equity funds		164,714	31,226	159,145	41,712
Hedge multi-strategy	Pursue multiple strategies i.e. arbitrage, credit, structured credit, long/short equity to reduce risks and reduce volatility.	7,015	-	7,778	-
Total hedge funds		7,015	-	7,778	-
Total Limited Partnerships		$171,729	$31,226	$166,923	$41,712

Fair Values of Derivative Instruments

(In thousands)	Asset Derivatives
	September 30, 2012		December 31, 2011
	Balance Sheet Location		Balance Sheet Location
		Fair Value		Fair Value
Payor Swaptions	Derivative Instruments	$1,651	Derivative Instruments	$3,358

Total derivatives not designated as hedging instruments		$1,651		$3,358

Total derivatives		$1,651		$3,358

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Nine Months Ended September 30,
		2012	2011
(In thousands)
Payor Swaptions	Realized investment gains (losses)	$(1,706)	$(5,351)

Total		$(1,706)	$(5,351)

The following represents the estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

September 30, 2012	Carrying Value	Estimated Fair Value
Assets	(In thousands)

Policy Loans	$19,565	$19,565
Limited Partnerships	12,823	12,823
Liabilities
Policyholders' Account Balances	$2,286,808	$2,685,870

December 31, 2011	Carrying Value	Estimated Fair Value
	(In thousands)
Assets
Policy Loans	$18,442	$18,442
Limited Partnerships	11,651	11,651
Liabilities
Policyholders' Account Balances	$2,323,364	$2,555,894

4.	CHANGE IN NET UNREALIZED INVESTMENT GAINS/(LOSSES)

		Tax
	Pre-Tax	(Expense)/	After-Tax
	Amount	Benefit	Amount
For the nine months ended September 30, 2012:	(In thousands)
Net unrealized gains on investment securities:
Net unrealized holding gains arising during period	$122,892	$(43,012)	$79,880
Plus: reclassification adjustment for net gains realized in net income	(6,804)	2,381	(4,423)
Change related to deferred policy acquisition costs	(2,507)	877	(1,630)
Net unrealized investment gains	$113,581	$(39,754)	$73,827

For the nine months ended September 30, 2011:
Net unrealized gains on investment securities:
Net unrealized holding gains arising during period	$183,282	$(64,333)	$118,949
Plus: reclassification adjustment for net gains realized in net income	(20,862)	7,301	(13,561)
Change related to deferred policy acquisition costs	(11,811)	4,134	(7,677)
Net unrealized investment gains	$150,609	$(52,898)	$97,711

5.

SHAREHOLDERS' EQUITY

During 2011 and the first nine months of 2012, the Board of Directors maintained a quarterly dividend of $.0625 per share.  During 2011 and through the first nine months of 2012, the Company had not purchased or retired shares of its common stock.  The Company is authorized pursuant to a resolution of the Board of Directors to purchase up to 385,000 shares of common stock.

6.

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

The Company adopted an Internal Revenue Code (IRC) Section 401(k) plan for its employees effective January 1, 1992. Under the plan, participants may contribute up to the dollar limit as prescribed by IRC Section 415(d).  In addition, the Company contributes 5% of each employee’s salary to the 401(k) plan.  The Company contribution is subject to a vesting schedule and is made for all employees, irrespective of an employee’s contribution to the plan.  The Company contributed approximately $167,100 and $332,500 into this plan during the nine months ended September 30, 2012 and September 30, 2011, respectively.  On March 1, 2012, the Company granted 17,042 of restricted stock grants to employees that vest evenly over a 3-year period.

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

The Company applies FASB guidance relating to accounting for uncertainty in income taxes.   The liability for unrecognized tax benefits was $0 and $7,374 at September 30, 2012 and December 31, 2011, respectively, which is included within Federal Income Taxes Recoverable/Payable in the Consolidated Balance Sheet. The Company records interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense.  The total amount of accrued interest and penalties included in the uncertain tax liability was $145,033 and $110,261 as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits or liabilities will significantly increase or decrease within the next 12 months.

8

PURCHASE OF GREAT AMERICAN LIFE ASSURANCE COMPANY

On July 3, 2012, the Company completed the purchase of Great American Life Assurance Company (“GALAC”), an Ohio domiciled insurance company with approximately $5.60 million in statutory capital and surplus, for cash of $7.04 million. As a result, GALAC became a wholly-owned subsidiary of the Company and subsequently, the name of the company was changed to Presidential Life Insurance Company – USA (“PLIC-USA”).  PLIC-USA is in the process of changing its corporate domicile from Ohio to Delaware.  At the time of purchase, PLIC-USA’s statutory capital and surplus principally consisted of cash, short-term investments, and bonds reduced by liabilities for accrued expenses and taxes.  All policyholder obligations related to in-force contracts of GALAC are fully reinsured.  PLIC-USA maintains licenses to write life and annuity business in 38 states plus the District of Columbia. The Company is obtaining the aforesaid licenses and statutory capital and surplus as part of this transaction.  With respect to the state licenses acquired, the Company recorded an intangible asset with indefinite life of approximately $1.2 million.  The acquisition of PLIC-USA has been reflected in the accompanying financial statements.

9

ENTRY INTO AGREEMENT AND PLAN OF MERGER WITH ATHENE ANNUITY & LIFE ASSURANCE COMPANY

On July 12, 2012, the Company and Athene Annuity & Life Assurance Company (“Athene”), a Delaware-domiciled insurer focused on retail fixed and index annuity sales and reinsurance, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, a newly formed subsidiary of Athene (“Merger Sub”) will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Athene.

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

The Merger is conditioned, among other things, on: (i) the approval of the holders of a majority of the outstanding shares of Company Common Stock; (ii) the absence of certain legal impediments to the consummation of the Merger; and (iii) the receipt of certain regulatory approvals regarding the transactions contemplated by the Merger Agreement, including expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and approvals by certain state insurance regulatory authorities, including the New York State Department of Financial Services. Early termination of the waiting period under the HSR Act was granted on August 20, 2012.  In addition, prior to the receipt of the Extraordinary Dividend (as defined in the Merger Agreement), the Company must have Net Assets (as defined in the Merger Agreement) of at least $40.0 million, comprised of substantially the same type and mix of assets as the Net Assets of the Company on the date of the Merger Agreement.

At September 30, 2012, the Company had $62.2 million of Net Assets.  We expect that prior to the closing of the Merger, Net Assets will be further reduced by the payment of ordinary dividends, operating expenses and transaction costs related to the Merger.  In the third quarter approximately $1.2 million in transaction costs were incurred in connection with the sale of the Company.

The Merger is expected to close in late 2012. Upon consummation of the Merger, the Company will delist from the NASDAQ and no longer be a publicly traded corporation.

10

COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2012, the Company is not a party to any legal proceedings, the adverse outcome of which, in our opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Litigation Relating to the Merger

The Company, its directors, Athene and Merger Sub were named as defendants in four complaints filed in the Supreme Court of the State of New York, County of Rockland.  One complaint is captioned Katen Patel on behalf of himself and others similarly situated as Plaintiff v. Presidential Life Corp., Donald L. Barnes, John D. McMahon, Dominic F. D’Adamo, William A. Demilt, Ross B. Levin, Lawrence Read, Lawrence Rivkin, Stanley Rubin, Frank A. Shepard, William M. Trust Jr., Athene Annuity & Life Assurance Company and Eagle Acquisition Corp., and was filed on July 18, 2012 (the “Patel Complaint”).  The second complaint (the “Palmisano Complaint”) was brought in the name of an Anthony Palmisano, allegedly on behalf of himself and others similarly situated, against the Company as well as the same directors named in the Patel Complaint.   The Palmisano Complaint was filed on July 30, 2012.  The third complaint (the “Tazakine Complaint”) was brought in the name of Charles Tazakine allegedly on behalf of himself and others similarly situated against the Company and those same directors.  The Tazakine Complaint was filed on August 9, 2012.  The fourth complaint (the “Kahn Complaint”) was brought in the name of Alan Kahn allegedly on behalf of himself and others similarly situated against the Company and those same directors.  The Kahn Complaint was filed on August 10, 2012.

These four cases were consolidated by stipulation and order that was filed on September 5, 2012.  Pursuant to this order, the actions were consolidated under the caption “In re Presidential Life Corp, Shareholder Litigation, Index Number 034636/2012”.  Further, the complaint (the “Consolidated Complaint”) in the Kahn action is deemed to be the operative complaint for all of the four cases pending in Supreme Court, Rockland County.

 The Consolidated Complaint, purportedly brought on behalf of a class of stockholders, alleges that our directors breached their fiduciary duties in connection with the proposed Merger purportedly because, among other things, the proposed Merger is the product of a flawed process, the Merger Agreement contains preclusive deal protection terms and our directors failed to properly value Presidential.  The Consolidated Complaint further alleges that Athene aided and abetted the directors’ purported breaches. The Consolidated Complaint seeks injunctive and other equitable relief, including enjoining us from consummating the Merger, and damages, in addition to fees and costs.

We believe that the claims asserted in these suits are without merit and intend to vigorously defend these matters.

11

SUBSEQUENT EVENT

Litigation Relating to the Merger

On October 23, 2012, an action was brought in the United States District Court, Southern District of New York, by Philip Brent allegedly on behalf of himself and other shareholders.  The Brent complaint makes similar allegations as contained in the Consolidated Complaint.  In addition, the Brent Complaint alleges that the preliminary proxy statement issued by the Company contains false and misleading statements in violation of Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated pursuant to Section 14(a) of the Securities Exchange Act.  We believe that the claims asserted in this suit are without merit and intend to vigorously defend this matter.

The Presidential Life Insurance Company 2012 Discretionary Bonus Plan

As previously disclosed in a Form 8-K filed on October 26, 2012, on October 23, 2012 the Compensation Committee of the Board of Directors of the Insurance Company adopted the Presidential Life Insurance Company 2012 Discretionary Bonus Plan.  Certain employees of the Insurance Company are eligible to earn cash bonuses.

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

Executive Overview

Results

Our net income was $12.1 million or $0.41 per share for the nine months ended September 30, 2012, compared with net income of $24.2 million or $0.82 per share for the same period in 2011.  The decrease in net income of $12.1 million for the nine months ended September 30, 2012 compared to 2011 is principally due to a decrease in net realized investment gains of $15.4 million, a decrease in net investment spread of $5.7 million and an increase in general expenses of $2.5 million, partially offset by decreases in income taxes of $6.5 million, a decrease in other-than-temporary impairment (“OTTI”) losses of $1.4 million and change in policy acquisition costs of $2.1 million and other miscellaneous items totalling $1.5 million.  Our total revenues for the nine months ended September 30, 2012 were $179.5 million, a decrease of 7.4% or $14.3 million from $193.8 million for the nine months ended September 30, 2011.  Benefits and expenses increased by $4.2 million or 2.7% for the nine months ended September 30, 2012 in comparison to the same nine-month period in 2011.

Third quarter 2012 net income was $5.2 million or $0.18 per share, compared with net income of $2.9 million or $0.10 per share for the comparable quarter in 2011.  Income before income taxes was $7.9 million and $4.4 million for the third quarters of 2012 and 2011, respectively, a period-over-period increase of $3.5 million.  The increase in income before income taxes of $3.5 million is principally due to an increase in net realized gains of $2.1 million, a decrease in OTTI losses of $2.8 million and a decrease in liability for future policy benefits of $2.1 million, partially offset by an increase in general expenses of $2.1 million and a decrease in net investment spread of $1.4 million.  Income taxes were $2.8 million and $1.5 million for the third quarter of 2012 and 2011, respectively, an increase of $1.3 million.

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

Risk-Based Capital

Under the National Association of Insurance Commissioner’s (“NAIC”) risk-based capital formula, insurance companies must calculate and report information under a risk-based capital formula.  The standards require the computation of a risk-based capital amount, which then is compared to a company’s actual total adjusted capital.  The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, disintermediation and external events.  This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies.  The NAIC formula provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from a requirement for an insurance company to submit a plan to improve its capital (Company Action Level) to regulatory control of the insurance company (Mandatory Control Level).  At December 31, 2011, the Insurance Company’s Company Action Level was $69.2 million and the Mandatory Control Level was $24.2 million. The Insurance Company’s adjusted capital at December 31, 2011 was $384.9 million, which exceeds the amounts triggering all four action levels.  The Company’s RBC ratio as of December 31, 2011 was 556%, and we estimate the RBC ratio would increase to approximately 571% as of September 30, 2012.

Agency Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace.  There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.  In the event the ratings are downgraded, the level of revenues or the prospects of our business may be adversely impacted.

In April 2012, the A.M. Best Company affirmed the financial strength rating of the Insurance Company of “B++” (Good) and upgraded the issuer credit rating, or ICR, to “bbb+” (Good) from “bbb“ (Good) of the Insurance Company and increased the ICR of Presidential Life Corporation to “bb+”  (Fair) from “bb“ (Fair).  The ratings have been assigned a stable outlook.

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

Results of Operations

A comparison of the significant items for the nine months ended September 30, 2012 with the same period in 2011 and a comparison of significant items for the three months ended September 30, 2012 with the same period in 2011 has been set forth below.

A.

Revenues

Total annuity considerations and life and accident and health insurance premiums were $27.1 million and $19.5 million for the first nine months of 2012 and 2011, respectively, a period-over-period increase of $7.6 million or 39%.  Life insurance and accident and health premiums were $12.9 million and $13.5 million for the first nine months of 2012 and 2011, respectively, a period-over-period decrease of $0.6 million or 4.4%.  Immediate annuity considerations with life contingencies were approximately $14.2 million and $6.0 million for the first nine months of 2012 and 2011, respectively, a period-over-period increase of $8.2 million or 136.7%.  These amounts do not include consideration from the sales of deferred annuities or immediate annuities without life contingencies. Under GAAP, such sales are reported as additions to policyholder account balances. Consideration from such sales was approximately $40.5 million and $40.8 million in the first nine months of 2012 and 2011, respectively.

Total annuity considerations and life and accident and health insurance premiums increased from approximately $6.2 million for the three months ended September 30, 2011 to approximately $10.3 million for the three months ended September 30, 2012.

Policy Fee Income

Universal life and investment type policy fee income was approximately $2.5 million and $2.6 million for the nine months ended September 30, 2012 and 2011, respectively, a period-over-period decrease of $0.1 million or 3.8%.  Universal life and investment type policy fee income was approximately $0.8 million for both of the third quarters in 2012 and 2011.  Policy fee income consists principally of amounts assessed during the period against policyholders’ account balances for mortality and surrender charges.

Net Investment Income and Equity in Earnings on Limited Partnerships

Net investment income and equity in earnings on limited partnerships totalled approximately $140.3 million and $148.6 million during the first nine months of 2012 and 2011, respectively, a period-over-period decrease of $8.3 million or 5.6%.

The Company had net investment income and equity in earnings from the limited partnerships of $45.9 million and  $48.3 million for the three month periods ended September 30, 2012 and 2011, respectively, a period-over-period decrease of $2.4 million or 5.0%.  Income included within distributions of the limited partnerships accounted for under the fair value method are classified as realized gains and losses and therefore excluded from net investment income (see below).

Net investment income totalled approximately $139.0 million and $146.6 million for the first nine months of 2012 and 2011, respectively, a period-over-period decrease of $7.6 million or 5.2%.  Excluding the return on the Company’s limited partnership investments and other realized gains, the investment yield ratios (net investment income to average cash and invested assets based on book value) for the first nine months of 2012 and 2011 were 5.62% and 5.90%, respectively.

Income from limited partnerships that are accounted for using the equity method of accounting amounted to approximately $1.3 million and $2.1 million for the first nine months of 2012 and 2011, respectively, a period-over-period decrease of $0.8 million or 38.1%.  Income from limited partnerships accounted for under the equity method tend to fluctuate since changes in unrealized gains and losses are reflected within earnings.  Income included within distributions of the limited partnerships accounted for under the fair value method are classified as realized gains and losses and therefore excluded from net investment income (see below).

Net Realized Investment Gains and Losses and OTTI losses recognized in earnings

The Company had net realized investment gains, including OTTI losses, of $4.0 million for the three months ended September 30, 2012 and net realized investment losses, including OTTI losses, of $0.9 million for the same quarter in 2011, a period-over-period increase of $4.9 million.  Net realized investment gains, including OTTI losses, were $6.8 million and $20.9 million for the first nine months of 2012 and 2011, respectively, a period-over-period reduction of $14.1 million.

The table below details the components of these amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Fixed maturities	$520	$1,613	$2,262	$7,796
Common stocks	-	-	14	219
Limited partnerships	4,351	5,290	11,659	24,962
Derivatives	(558)	(4,688)	(1,706)	(5,351)
Net realized investment gains (losses), excluding OTTI losses	$4,313	$2,215	$12,229	$27,626
OTTI losses recognized in earnings:
Limited partnerships	-	(415)	(4,092)	(1,354)
Common Stock	-	-	-	(1)
Fixed maturities and equities	(351)	(2,720)	(1,333)	(5,408)
Total OTTI losses recognized in earnings	$(351)	$(3,135)	$(5,425)	$(6,763)
Net realized investment gains (losses), including OTTI losses	$3,962	$(920)	$6,804	$20,863

The decrease in net realized gains, including OTTI for the nine month periods was primarily due to one hedge fund redemption of $10.6 million within our limited partnership portfolio in the second quarter of 2011. Realized gains on limited partnerships tend to fluctuate from period-to-period consistent with fluctuations in distributions.

B.

Benefits and Expenses

Interest Credited and Benefits to Policyholders

Interest credited and benefits paid and accrued to policyholders were $45.5 million and $43.8 million for the three months ended September 30, 2012 and 2011, respectively, a period-over-period increase of $1.7 million or 3.9%, and were $135.0 million and $131.8 million for the nine months ended September 30, 2012 and 2011, respectively, a period-over-period increase of $3.2 million or 2.4%.  The increases are primarily due to decreases in the change in liability for future policy benefits.

A significant contributor to our profitability depends, in large part, on the investment returns generated on our portfolio, (excluding our limited partnerships), less what we are contractually obligated to credit to our policyholders (this is referred to as “investment spread”).  The crediting rates on reserves for the first nine months of 2012 and 2011 were 4.93% and 4.99%, respectively.  The actual investment spreads for the nine months ended September 30, 2012 and September 30, 2011 were 0.69% and 0.91%, respectively.

General Expenses and Taxes

General expenses and taxes were $20.1 million and $17.6 million for the first nine months of 2012 and 2011, respectively, a period over period increase of $2.5 million or 14.2%, and were $6.6 million and $4.5 million for the three months ended September 30, 2012 and 2011, respectively, a period over period increase of $2.1 million or 46.7%.  The third quarter increase was primarily due to approximately $1.2 million in transaction costs incurred in connection with the sale of the Company and approximately $0.5 million in consulting fees associated with systems implementation projects.

Commissions

Commissions to agents, net were $3.7 million and $3.1 million for the first nine months of 2012 and 2011, respectively a period-over-period increase of $0.6 million or 19.4%.  Commissions to agents, net were $1.3 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively a period-over-period increase of $0.6 million or 85.7%.   Commission expense increased in the third quarter 2012 relative to 2011 due to higher annuity sales compared to the previous year.

Change in Deferred Policy Acquisition Costs (“DAC”)

The net expense from changes in the net DAC was $2.3 million and $4.5 million for the nine months ended September 30, 2012 and 2011, respectively, a period-over-period decrease of $2.2 million or 48.9%, principally related to lower amortization of DAC on annuity sales due to lower realized gains.  For the quarters ended September 30, 2012 and 2011, the net expense from changes in the net DAC was $1.1 million and $1.3 million, respectively, a period over period decrease of $0.2 million or 15.4%.  Despite higher sales, deferred costs for the first nine months of 2012 and 2011 were stable due to a reduction in deferred costs of $0.5 million during the first nine months of 2012 resulting from the prospective adoption of a new accounting principle that reduced the scope of deferrable costs to those directly linked to successful sales efforts.

Changes in DAC consist of the following three elements as summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Change in DAC due to deferred costs associated with product sales	$(872)	$(1,184)	$(3,341)	$(3,972)
Amortization of DAC on deferred annuity business	967	1,142	2,416	4,736
Amortization of DAC on the remainder of the Company’s business	1,010	1,337	3,261	3,693
Net change in DAC	$1,105	$1,295	$2,336	$4,457

Under applicable accounting rules, DAC related to deferred annuities is amortized in proportion to the estimated gross profits over the estimated lives of the contracts.  The lower level of amortization in the first nine months as well as the third quarter of 2012 results primarily from lower gross profit in 2012 relative to 2011.

C.

Income Before Income Taxes

For the reasons discussed above, income before income taxes amounted to approximately $18.4 million and $36.9 million for the nine months ended September 30, 2012 and 2011, respectively, a period-over-period decrease of $18.5 million or 50.1%. For the quarters ended September 30, 2012 and 2011, the income before income taxes amounted to approximately $7.9 million and $4.4 million, respectively, a period over period increase of $3.5 million or 79.5%.

D.

Income Taxes

Income tax expense was approximately $6.3 million and $12.7 million for nine months ended September 30, 2012 and 2011, respectively, a period-over-period decrease of $6.4 million or 50.4%.   The income tax expense was approximately $2.8 million and $1.5 million for the third quarters of 2012 and 2011, respectively, a period-over-period increase of $1.3 million or 86.7%.  The annual effective income tax rates were 34.1% and 34.5% for the nine months ended September 30, 2012 and 2011, respectively.

E.

Net Income

For the reasons discussed above, net income was approximately $12.1 million and $24.2 million for the nine months ended September 30, 2012 and 2011, respectively, a period-over-period decrease of $12.1 million.  The Company had net income of $5.2 million and $2.9 million for the three months ended September 30, 2012 and 2011, respectively, a period-over-period increase of $2.3 million.

Accumulated Other Comprehensive Income

The increase in other comprehensive income, related to the increase in net unrealized gains, totaled approximately $29.0 million and $63.2 million for the third quarters of 2012 and 2011, respectively, a period-over-period decrease of $34.2 million.  Accumulated other comprehensive income increased from approximately $192.8 million at December 31, 2011 to $266.6 million at September 30, 2012.  The increase was due to an increase in net unrealized investment gains, net of taxes, during the first nine months of 2012 of approximately $73.8 million.  A decline in interest rates was the primary reason for these increases.

The following information summarizes the components of the unrealized investment gains:
	As of
	September 30, 2012	December 31, 2011
	(In thousands)

Fixed maturities	$422,225	$313,872
Limited partnerships	23,561	15,994
Common stocks	720	554
Unrealized investment gains	446,506	330,420
Deferred federal income tax expense	(143,576)	(103,824)
Amortization (benefit) of deferred acquisition costs	(36,288)	(33,781)
Net unrealized investment gains	$266,642	$192,815

Liquidity and Capital Resources

We are an insurance holding company and our primary uses of cash are operating expenses and dividend payments.  Our principal sources of cash are interest on our investments, dividends from the Insurance Company and rent from our real estate.  During each of the first, second and third quarters of 2012, our Board of Directors declared a quarterly cash dividend of $0.0625 per share payable on April 1, 2012,  July 1, 2012 and October 1, 2012, respectively.  During the first nine months of 2012, we did not purchase or retire any shares of common stock.

The Insurance Company is subject to various regulatory restrictions on the maximum amount of payments, including loans or cash advances, which it may make to the Company without obtaining prior regulatory approval. Under the New York Insurance Law, the Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to the Company as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its statutory surplus as of the immediately preceding calendar year or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains and losses) on a statutory basis.  The Insurance Company will be permitted to pay a stockholder dividend to the Company in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent of the NYDFS and the Superintendent does not disapprove the distribution.  The Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.  The NYDFS has established informal guidelines for such determinations. The guidelines, among other things, focus on the insurer's overall financial condition and profitability under statutory accounting practices.  We cannot provide assurance that the Insurance Company will have statutory earnings to support payment of dividends to us in an amount sufficient to fund our cash requirements and pay cash dividends or that the Superintendent will not disapprove any dividends that the Insurance Company must submit for the Superintendent's consideration.  In 2011, the Insurance Company made $26.9 million in dividend payments to us.  In the first nine months of 2012, the Insurance Company made $34.25 million in dividend payments to us.

The key need for liquidity in the Insurance Company is the need to fund policy benefit payments on surrendered or expired annuities.  Approximately 33.9% of the aggregate policyholders’ account balances on in-force deferred annuities held by us have provisions that allow the purchaser to surrender the policy in exchange for the payment of a surrender fee.  In an environment of flat or falling interest rates, surrender activity is generally low, as annuitants prefer to lock in the higher rates obtained.  In an environment of rising interest rates, or even in an environment where interest rates are decreasing at the same time surrender charges are expiring, surrender activity would be expected to increase, as investors seek to place their money in higher interest rate instruments.  In 2011, annuity surrenders and death claims outpaced new sales causing a minor decline in total annuity in-force.  In 2012, we believe that surrenders and death claim activity combined with the challenging low interest rate environment for annuity sales may result in a slight decline in total annuities in-force.  Policyholder account balance surrenders totaled approximately $77.4 million and $83.4 million for the nine-months ended September 30, 2012 and 2011, respectively. In 2012, surrender charges will expire for approximately 10.9% of aggregate policyholders’ account balances on in-force deferred annuities, or $216.7 million.  This allows the annuitant to terminate or withdraw funds from his or her annuity contract without incurring substantial penalties in the form of surrender charges.  The existing surrender charges act as a disincentive to surrender, as the annuitant must take into account the cost of surrender in calculating the likelihood of higher post-surrender returns, although, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  Also, our ability to increase the interest rate on certain of these policies can act as a disincentive to surrender.  On the other hand, a significant reduction in the credited rates at the same time the surrender charge is expiring can result in an increase in surrenders.  We have operated in the annuity business throughout rising and falling interest rate periods and have consistently managed this business regardless of the rate trends.  Our ratio of surrenders to average reserves on our deferred annuity business for the third quarter of 2012 and the first nine months of 2012 was approximately 5.6% and 5.1%, respectively, on an annualized basis.  As of December 31, 2011, our ratio of surrenders to average reserves on our deferred annuity business was 5.5% on an annualized basis.

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

Principal sources of funds at the Insurance Company are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold.  The principal uses of these funds are the payment of benefits on life insurance policies and annuity contracts, operating expenses and the purchase of investments.  Net cash (used in) our operating activities (reflecting principally: (i) premiums and contract charges collected less (ii) benefits paid on life insurance and annuity products plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was approximately  ($10.8) million and  ($16.1) million during the nine months ended September 30, 2012 and 2011, respectively.  Net cash provided by the Company's investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was approximately $ 21.2 million, and  $73.1 million during the nine months ended September 30, 2012 and 2011, respectively.

For purposes of our consolidated statements of cash flows, financing activities relate primarily to sales and surrenders of our universal life insurance and annuity products.  The payment of dividends by us is also considered to be a financing activity.  Net cash used in our financing activities amounted to approximately ($41.7) million and ($59.3) million during the nine months ended September 30, 2012 and 2011, respectively.  Under GAAP, consideration from single premium annuity contracts without life contingencies, universal life insurance products and deferred annuities are not reported as premium revenues, but are reported as additions to policyholder account balances, which are liabilities on our consolidated balance sheet.

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

To meet our anticipated liquidity requirements, we purchase investments taking into account the anticipated future cash flow requirements of its underlying liabilities.  In managing the relationship between assets and liabilities, we analyze the cash flows necessary to correspond with the expected cash needs on the underlying liabilities under various interest rate scenarios.  In addition, we invest a portion of its total assets in short-term investments, approximately 3.1% and 1.5% as of September 30, 2012 and December 31, 2011, respectively.  We manage the investment portfolio focusing on duration management to support our current and future liabilities.  Through periodic monitoring of the effective duration of the company’s assets and liabilities, we ensure that the degree of duration mismatch is within the guidelines of our policy which provides for a mismatch of up to one year. As of September

30, 2012 and December 31, 2011, the effective duration of the Company's fixed income portfolio was approximately 5.85 and 5.92 years, respectively, which was within one year of our liability duration.

The table below summarizes the credit quality of our fixed maturity securities, excluding preferred stocks, as of September 30, 2012 and December 31, 2011 as rated by Standard and Poor’s.

	As of September 30, 2012		As of December 31, 2011
(In thousands)	Fair Value	% of Fair Value	Fair Value	% of Fair Value

US Treasuries	$43,871	1.3%	$43,354	1.3%
AAA	135,131	3.9%	145,701	4.2%
AA	427,427	12.2%	380,259	11.1%
A	1,103,569	31.5%	1,065,556	31.0%
BBB, BBB+, BBB-	1,638,289	46.6%	1,588,158	46.3%
BB, BB+, BB-	103,675	3.0%	141,408	4.1%
B	38,069	1.1%	58,773	1.7%
CCC, CC, C or lower	14,356	0.4%	15,252	0.3%
Total	$3,504,387	100.0%	$3,438,461	100.0%

On a statutory basis, the Insurance Company is subject to Regulation 130 adopted and promulgated by the NYDFS.  Under this Regulation, the Insurance Company's ownership of below investment grade debt securities is limited to 20.0% of total admitted assets, as calculated under statutory accounting practices.  As of September 30, 2012 and December 31, 2011, approximately 4.3% and 5.1%, respectively, of the Insurance Company's total admitted assets were invested in below investment grade debt securities.

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

As of September 30, 2012, the carrying value of our investments in limited partnerships was approximately $171.7 million or 5.0% of the Company's total invested assets on a statutory basis.  Pursuant to NYDFS regulations, our investments in equity securities, including limited partnership interests, may not exceed 20% of our total invested assets.  At September 30, 2012 and December 31, 2011, our investments in equity securities, including limited partnership interests, were approximately 5.0% and 4.8%, respectively, of our total invested assets. Such investments are included in our consolidated balance sheet under the heading "Limited partnerships". We are committed, if called upon during a specified period, to contribute an aggregate of approximately $31.2 million of additional capital to certain of these limited partnerships.  However, management does not expect the entire amount to be drawn down, as certain of our investments in limited partnerships are nearing the end of the period during which investors are required to make contributions.  Commitments of $30.3 million and $0.9 million will expire in 2012 and 2013, respectively.  The commitment expirations are estimates based upon the commitment periods of each of the partnerships.  Certain partnerships provide, however, that in the event capital from the investments is returned to the limited partners prior to the end of the commitment period (generally 3-5 years), the capital may be recalled.  In general, risks associated with such limited partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated by our ability to typically take quarterly distributions (to the extent that distributions are available) of partnership earnings, except for earnings of hedge fund limited partnerships.  There can be no assurance that we will continue to achieve the same level of returns on our investments in limited partnerships as we have historically or that we will achieve any returns on such investments at all.  Further, there can be no assurance that we will receive a return of all or any portion of our current or future capital investments in limited partnerships.  The failure to receive the return of a material portion of our capital investments in limited partnerships, or to achieve historic levels of return on such investments, could have a material adverse effect on our financial condition and results of operations.

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

As an element of our asset liability management strategy, we have utilized hedges against the risks posed by a rapid and sustained rise in interest rates by entering into a form of derivative transaction known as payor swaptions.  Swaptions are options to enter into an interest rate swap arrangement with a counterparty (major money-center U.S. bank) at a specified future date.  At expiration, the counterparty would be required to pay the Insurance Company the amount of the present value of the difference between the fixed rate of interest on the swap agreement and a specified strike rate in the agreement multiplied by the notional amount of the swap agreement.  The total notional amount of our three payor swaptions at September 30, 2012 was $221.5 million and the swaptions expire annually from January 2015 through 2017.  The effect of these transactions would be to lessen the negative impact on the Insurance Company of a significant and prolonged increase in interest rates on the valuation of fixed maturity investments.  With the swaptions, we should be able to maintain more competitive crediting rates to policyholders when interest rates rise.

We have determined that the payor swaptions represent a “non-qualified hedge”. These investments are classified on the balance sheet as “Derivative Instruments”. The value of the payor swaptions is recognized at “fair value” (market value), with any change in fair value reflected in the income statement as a realized gain or loss. The market value of the payor swaptions totalled $1,651,437 at September 30, 2012. This represented a decrease in market value since December 31, 2011 of $1,706,365.

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

	Less than			After
Contractual Obligations	1 Year	1-3 Years	4-5 Years	5 Years	Total
	(In thousands)

Policy Liabilities (1)	$571,065	$841,633	$579,955	$2,347,868	$4,340,521
Unfunded Limited Partnership Commitments (2)	$30,350	$876	$-	$-	$31,226
FIN 48 Liabilities	$(286)	$329	$(285)	$-	$(242)
Purchase obligations and Other (3)	$290	$400	$99	$-	$789
Total Contractual Obligations	$601,419	$843,238	$579,769	$2,347,868	$4,372,294

 (1) The difference between the recorded liability of $3,021.3 million, and the total payment obligation amount of $4,340.5 million, is $1,319.2 million and is comprised of (i) future interest to be credited; (ii) the effect of mortality discount for those payments that are life contingent; and (iii) the impact of surrender charges on those contracts that have such charges. Of the total payment of $4,340.5 million, $2,861.3 million, or approximately 65.9%, is from our deferred annuity, life, and accident and health business.  Determining the timing of these payments involves significant uncertainties, including mortality, morbidity, persistency, investment returns, and the timing of policyholder surrender.  Notwithstanding these uncertainties, the table reflects an estimate of the timing of such payments.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks, refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  During the first nine months of 2012, there were no significant changes or developments that would materially alter the market risk assessment performed as of December 31, 2011.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2012, we have, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of such disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2012 the Company is not a party to any legal proceedings, the adverse outcome of which, in our opinion, individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

Litigation Relating to the Merger

The Company, its directors, Athene and Merger Sub were named as defendants in four complaints filed in the Supreme Court of the State of New York, County of Rockland.  One complaint is captioned Katen Patel on behalf of himself and others similarly situated as Plaintiff v. Presidential Life Corp., Donald L. Barnes, John D. McMahon, Dominic F. D’Adamo, William A. Demilt, Ross B. Levin, Lawrence Read, Lawrence Rivkin, Stanley Rubin, Frank A. Shepard, William M. Trust Jr., Athene Annuity & Life Assurance Company and Eagle Acquisition Corp., and was filed on July 18, 2012 (the “Patel Complaint”).  The second complaint (the “Palmisano Complaint”) was brought in the name of an Anthony Palmisano, allegedly on behalf of himself and others similarly situated, against the Company as well as the same directors named in the Patel Complaint.   The Palmisano Complaint was filed on July 30, 2012.  The third complaint (the “Tazakine Complaint”) was brought in the name of Charles Tazakine allegedly on behalf of himself and others similarly situated against the Company and those same directors.  The Tazakine Complaint was filed on August 9, 2012.  The fourth complaint (the “Kahn Complaint”) was brought in the name of Alan Kahn allegedly on behalf of himself and others similarly situated against the Company and those same directors.  The Kahn Complaint was filed on August 10, 2012.

These four cases were consolidated by stipulation and order that was filed on September 5, 2012.  Pursuant to this order, the actions were consolidated under the caption “In re Presidential Life Corp, Shareholder Litigation, Index Number 034636/2012”.  Further, the complaint (the “Consolidated Complaint”) in the Kahn action is deemed to be the operative complaint for all of the four cases pending in Supreme Court, Rockland County.

 The Consolidated Complaint, purportedly brought on behalf of a class of stockholders, alleges that our directors breached their fiduciary duties in connection with the proposed Merger purportedly because, among other things, the proposed Merger is the product of a flawed process, the Merger Agreement contains preclusive deal protection terms and our directors failed to properly value Presidential.  The Consolidated Complaint further alleges that Athene aided and abetted the directors’ purported breaches. The Consolidated Complaint seeks injunctive and other equitable relief, including enjoining us from consummating the Merger, and damages, in addition to fees and costs.

On October 23, 2012, an action was brought in the United States District Court, Southern District of New York by Philip Brent allegedly on behalf of himself and other shareholders.  The Brent complaint makes similar allegations as contained in the Consolidated Complaint.  In addition, the Brent Complaint alleges that the preliminary proxy statement issued by the Company contains false and misleading statements in violation of Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated pursuant to Section 14(a) of the Securities Exchange Act.

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

The Merger is conditioned, among other things, on: (i) the approval of the holders of a majority of the outstanding shares of Company Common Stock; (ii) the absence of certain legal impediments to the consummation of the Merger; and (iii) the receipt of certain regulatory approvals regarding the transactions contemplated by the Merger Agreement, including expiration of the waiting period under the HSR Act and approvals by certain state insurance regulatory authorities, including the New York State Department of Financial Services. Early termination of the waiting period under the HSR Act was granted on August 20, 2012.  In addition, prior to the receipt of the Extraordinary Dividend, the Company must have Net Assets of at least $40.0 million, comprised of substantially the same type and mix of assets as the Net Assets of the Company on the date of the Merger Agreement. There is no assurance that all of the conditions to the consummation of the Merger will be satisfied or that the Merger will be completed.

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

In addition, the Company has incurred and will continue to incur costs relating to the Merger that are payable whether or not the Merger is completed, including legal, accounting, financial advisory and printing fees and other fees related to holding a special meeting of the Company's shareholders. In the third quarter approximately $1.2 million in transaction costs were incurred in connection with the sale of the Company.

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

November 9, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Presidential Life Corporation

(Registrant)

Date:   November 9, 2012

  /s/ Donald L. Barnes

Donald L. Barnes, President and Duly

Authorized Officer of the Registrant

Date:   November 9, 2012

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

Date: November 9, 2012

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

Date: November 9, 2012

                                          /s/P.B. (Pete) Pheffer

                                                                                 ----------------------

P.B. (Pete) Pheffer

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Barnes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Donald L. Barnes

------------------

Donald L. Barnes

Chief Executive Officer

November 9, 2012

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Presidential Life Corporation (the "Company") on Form 10-Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, P.B. (Pete) Pheffer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ P.B. (Pete) Pheffer

-------------------

P.B. (Pete) Pheffer

Chief Financial Officer

November 9, 2012